Form 10-K
period 2005-12-31
Viacom Inc.
filed 2006-03-16
CIK 1339947

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32686

VIACOM INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3515052 (I.R.S. Employer Identification Number)

1515 Broadway
New York, NY 10036
(212) 258-6000
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $0.001 par value	New York Stock Exchange
Class B common stock, $0.001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None
 (Title Of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        As of June 30, 2005, the last business day for the registrant's most recently completed second fiscal quarter, there was no established public trading market for Viacom Inc.'s Class A common stock, $0.001 par value or its Class B common stock, $0.001 par value. The aggregate market value of Class A common stock held by non-affiliates as of January 31, 2006 was approximately $742,155,083 (based upon the closing price of $41.50 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of Viacom Inc.'s Class B common stock, held by non-affiliates was approximately $25,717,220,334 (based upon the closing price of $41.48 per share as reported by the New York Stock Exchange on that date).

        As of February 28, 2006, 64,053,685 shares of Class A common stock and 666,713,304 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Viacom Inc.'s Notice of 2006 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

i

PART I

Item 1. Business.

SEPARATION FROM THE FORMER VIACOM INC.

        On December 31, 2005, we became a stand-alone public company in connection with our separation from the former Viacom Inc. (the "Former Viacom"). Prior to the separation, we were a wholly-owned subsidiary of Former Viacom known as "New Viacom Corp." and acquired all of our initial businesses from the Former Viacom. The separation was effected through a merger, pursuant to which Viacom Merger Sub Inc. was merged with Former Viacom, with Former Viacom continuing as the surviving entity and being renamed CBS Corporation, and New Viacom Corp being renamed Viacom Inc.

        On December 31, 2005, in connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares. In accordance with the terms of the Separation Agreement, on December 29, 2005 we paid a preliminary special dividend to Former Viacom of $5.4 billion.

        See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for more information. References to "Viacom," "Company," "we," "us" and "our" refer to Viacom Inc. and its consolidated subsidiaries through which its various businesses are conducted, unless the context requires otherwise.

RECENT DEVELOPMENTS

        On January 31, 2006, we completed our acquisition of DreamWorks LLC ("DreamWorks"), a leading producer of live-action motion pictures, television programming and home entertainment products, for approximately $1.6 billion consisting of cash and the assumption of debt. We also entered into exclusive seven-year agreements for worldwide distribution rights and fulfillment services to films produced by DreamWorks Animation SKG, Inc. We are well along in our discussions regarding the sale of most of the DreamWorks live-action film library. In connection with the sale, we expect to retain the distribution rights to these films for at least a five-year period.

BUSINESS OVERVIEW

        We are a leading worldwide multiplatform, pure play content company with operations in the following segments:

  •
  Cable Networks: The Cable Networks segment consists of the businesses of MTV Networks, including MTV: Music Television®, MTV2®, Nickelodeon®, Nick at Nite®, Noggin®, The N®, Nicktoons Network™, Turbo Nick™, VH1®, TV Land®, Spike TV®, CMT®: Country Music Television™, Logo™, Comedy Central®, Comedy Central's MotherLoad™, MTV Desi™, MTV Chi™, MTV Español®, mtvU™, mtvU Uber™, MTV Hits™, MTV Jams™, TEMPO™, MTV Overdrive™, MHD™, VH1 Classic™, VHUno™, VH1 Soul™, VH1 Country™, VH1's Vspot™, Game One™, VIVA™, TMF™, The Box™, Paramount Comedy™, Neopets™, GameTrailers.com™ and IFILM®; and the businesses of BET Networks, which include BET® (Black Entertainment Television) and BET J™; and other program services, including online programming services such as websites, broadband channels and wireless applications.

  •
  Entertainment: The Entertainment segment includes Paramount Pictures®, which produces and distributes feature motion pictures, Famous Music®, which engages in the music publishing business, and interests in 20 movie theaters.

        Our revenues from the Cable Networks Segment accounted for 70%, 71% and 65% of our revenues for 2005, 2004 and 2003, respectively, our revenues from the Entertainment Segment accounted for 31%, 31% and 36% of our revenues for those periods, and elimination of intercompany revenues accounted for (1)%, (2)% and (1)% of our revenues for those periods. We generated approximately 22% of our total revenues from international operations, principally in Europe and Canada, in 2005 and 21% in 2004 and 2003. In 2005, our total international revenues were $2.14 billion, of which 63% was generated in Europe and 10% in Canada. Revenues from the Cable Networks segment are generated primarily from advertising sales, affiliate fees, home entertainment sales and licensing and merchandising of branded products. Revenues from the Entertainment segment are generated primarily from the licensing and sale of feature film rights in various media and territories.

        Other recent acquisitions and dispositions. On November 22, 2005, MTV Networks acquired substantially all the assets of GameTrailers LLC, including the internet site GameTrailers.com. GameTrailers.com is the largest online focused provider and aggregator of broadband video content for video game enthusiasts. On October 12, 2005, MTV Networks acquired IFILM Corp., which owns IFILM.com, a website that allows users to upload and download short video clips, TV show segments and movie trailers, for $49.0 million. On August 2, 2005, Famous Music acquired The Extreme Music Library Limited and Director's Cuts Production Music Limited and their wholly-owned subsidiaries, which are companies engaged in the production music library business, for approximately $45.1 million. On July 22, 2005, Former Viacom sold Famous Players, its Canadian-based theater chain for approximately $400.0 million. On June 20, 2005, MTV Networks acquired Neopets for approximately $160.0 million. Neopets is the owner and operator of Neopets.com, a leading online destination and community for kids and young adults, whose members, among other things, create and care for virtual pets. During 2004, MTV Networks acquired 97.8% of VIVA, a youth entertainment media company based in Germany, for a total purchase price of $393.6 million and acquired the remainder in 2005. In October 2004, Former Viacom completed the split-off of Blockbuster by exchanging the 72 million shares of Blockbuster class A common stock and 72 million shares of Blockbuster class B common stock that it owned for 27,961,165 shares of Former Viacom class A and class B common stock. Due to the distribution of assets in connection with the separation, our results of operations include Blockbuster and Famous Players as discontinued operations through the respective closing dates of those transactions.

        For additional information about significant acquisitions and dispositions, see Notes 4 and 7 to our consolidated financial statements.

        We compete with many different entities and media in various markets worldwide. Our primary competitors in the cable and entertainment businesses include Time Warner Inc., News Corporation, The Walt Disney Company, NBC Universal Inc., The E.W. Scripps Company and Discovery Holding Company.

        We were organized as a Delaware corporation in 2005 and our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website address is www.viacom.com.

Competitive Strengths

        We believe we possess a number of strengths that enable us to compete successfully:

        One of the largest collections of cable programming assets in the world, with leading global brands that are attractive advertiser vehicles. We have one of the largest collections of cable programming assets in the world. Our leading program services reach more than 165 territories through over 120 worldwide cable networks presented in over 25 different languages and reach over 440 million subscriber households worldwide. In the United States, our leading networks program approximately 1,780 hours per week and, according to Nielsen Media Research®, reached approximately 150 million television viewers each week in the period from October 2005 to December 2005. Many of our brands, such as MTV, Nickelodeon and VH1 are known worldwide. Interbrand Corp., an international brand consultancy, has regularly cited MTV as one of the world's most valuable brands, including in 2005. Nickelodeon, which as of December 31, 2005 was available in over 300 million television households worldwide, is one of the world's most widely distributed children's television brands and has been the top-rated cable network for children in the United States for the past ten years.

        MTV Networks and BET develop brands that appeal to a wide range of targeted niche audiences, which also represent demographics sought after by advertisers. In the United States, MTV Networks and BET delivered the most multichannel viewers in the 12 to 34-year-old demographic during the 2004 to 2005 broadcast season, according to Nielsen Media Research. MTV: Music Television ("MTV") has been the top advertising-supported 24-hour basic cable network among 12 to 24-year-olds for 35 consecutive quarters and Nickelodeon accounted for 53% of all viewing of advertising-supported children's television programming in the United States by children ages two to eleven during the 2005-2006 broadcast season through January 2006. Our broad distribution to specialized audiences and our focus on forging strong connections with our audiences make our networks an attractive vehicle for advertisers. Our strong in-house research teams focus on identifying emerging behaviors and trends among core audiences, which we believe is a key competitive advantage. These factors, combined with our integrated presence on a variety of digital and broadcast platforms, allow us to provide an efficient and reliable vehicle for advertisers to reach consumers.

        A long-standing international presence with a global footprint. We have a significant and growing presence worldwide. Established advertising, distribution and programming relationships in these markets, together with our infrastructure, provide a strong platform for new channel launches and complementary acquisitions. We have created over 120 worldwide cable networks that are seen in more than 165 territories. Over the last 12 months alone, we have launched 19 program services internationally, including Nickelodeon in Germany and France, VH1 in Brazil, Poland and Russia, and MTV in Norway, Finland and Denmark. Our global footprint also allows us to incubate technical and programming expertise in emerging markets where certain new media products have been deployed more extensively than in the U.S. markets. For example, we have launched programming applications for advanced mobile services in Japan and Europe, which we believe better prepares us to offer these services as the U.S. market develops.

        A strong connection with audiences, a proven ability to create global hits and a valuable entertainment library. Our focus on understanding our audiences through research enhances our ability to develop innovative and original programming. Our programming is broadly diversified, with popular shows and films that appeal to a variety of audiences, and with new shows and interactive programming continually being developed and debuted throughout the year. Our television programming includes popular shows and enduring characters, including The Real World, SpongeBob SquarePants, South Park, Dora the Explorer, The Daily Show with Jon Stewart, Laguna Beach, Blue's Clues and Rugrats. Our programming also includes events, such as the annual MTV Video Music Awards, Nickelodeon's Kids' Choice Awards, VH1 Save the Music, CMT Music Awards, MTV Movie Awards, CMT's Miss America Pageant, Spike TV Video Game Awards, Comedy Central Roast and the BET Awards. We have significant in-house creative capabilities and have helped launch the careers of some of the entertainment industry's leading entertainers, directors and producers. We believe that our strong creative track record, our willingness to experiment with new shows and concepts, the strength and breadth of our distribution infrastructure, our solid financial foundation and our well-known media brands help attract and retain creative talent. Our motion picture library includes rights to some of the best loved and most successful films, including Titanic, The Godfather trilogy, the Indiana Jones films, Forrest Gump and Braveheart. We also have and expect to retain, following our sale of most of the DreamWorks live-action library, distribution rights to these films for at least a five-year period, including Gladiator, American Beauty, War of the Worlds, Saving Private Ryan and Munich.

        As a result of our creative output in television and in motion pictures, we have assembled a library with significant future revenue potential. Our library consists of over 1,000 motion picture titles, approximately 18,000 hours of television programming and varying rights for approximately 2,500 additional motion picture titles. Our library also contains titles that have not yet been fully exploited in the DVD or other digital media formats.

        A secure distribution platform and a strong track record of obtaining new carriage. Our cable programming services are made available to consumers in the United States and internationally through affiliation agreements with distributors that generally are long-term, have staggered expiration dates and provide for built-in rate increases and protected distribution. Eight of our cable programming services are distributed in over 75 million homes in the United States, and four of our other services currently reach more than 35 million homes in the United States. The majority of our networks are available on broadly distributed programming tiers. We believe that our strong relationships with our affiliates, the quality and popularity of our networks and our ability to create programming that is appealing to viewers have enabled us to renew existing affiliation agreements, to obtain new distribution for existing networks and to launch new networks.

        An established and growing multiplatform presence. We program and operate over 100 websites, including broadband sites, which collectively attracted over 23 million unique visitors monthly in each of the last three months of 2005, giving us the second most-visited entertainment website portfolio on the Internet during that period. We continue to launch integrated broadband channels and content, online communities, wireless applications and video-on-demand offerings across our properties in many countries around the world. We are building wireless services for the majority of our core brands and are partnering with carriers such as Virgin Mobile USA, Verizon Wireless, Sprint, China Mobile, and DoCoMo in Japan to deliver ringtones, text updates and video programming. We also recently acquired Neopets, the owner and operator of Neopets.com, a leading online destination and community for kids and young adults. In the fourth quarter of 2005, MTV Networks acquired IFILM and GameTrailers.com, each of which provide entertainment content via websites. MTV Networks has various rights in various territories to create and distribute content for mobile devices. For example, in June 2005, we entered into a global licensing agreement with Warner Music Group to create and distribute short form video content for mobile devices that contains audio visual excerpts. In December 2005, we joined Microsoft in unveiling MTV Networks' new digital media service, called Urge, which will integrate Microsoft's Windows Media Player with MTV Networks' music brands. Also, in January 2006, we announced a deal with Apple to make certain content from MTV, MTV2, Comedy Central, Nickelodeon and The N available for purchase on Apple's iTunes Music Store.

        An attractive financial profile. In 2005, we derived 41% of our revenues from advertising, 30% from feature film exploitation, 19% from affiliate fees, and 10% from other revenues. Our largest business segment, Cable Networks, has increased its revenue at a compound annual growth rate of 19% from 1995 through 2005. Operating income in this segment has increased at a compound annual growth rate of 20% from 1995 through 2005. We have a large worldwide consumer products licensing business. Basic cable programming services receive revenue from both advertising and affiliate fees, which increases the predictability of these revenues. Further, many of our services, particularly our cable programming services, develop programming through in-house capabilities, resulting in lower overall production costs.

        An experienced management team with a proven creative and financial track record. Our operations are led by a financially-disciplined management team that has the expertise and the vision to develop and successfully exploit its programming and other content. Our senior management and the senior management of our businesses consist of leaders in the media and entertainment industry who have established track records of success.

Business Strategy

        Our mission as a newly separate company is to be the leading global, consumer-focused, branded entertainment company, with the most respected, most successful and best-in-class brands that live across television, motion pictures and digital media platforms. Our success is linked to our operating principles, which set us apart from other companies. First, we are focused on consumers: we believe that if we can connect with our key consumers, then everything else in our business will follow naturally. Second, we have a brand-centric philosophy; in a fragmented media market, we believe that strong brands are increasingly the most reliable navigation tools for the consumer. We continuously evolve and revitalize our brands to strengthen their audience connection and competitive position. Third, we foster a creative culture and seek creative excellence. Our success in developing original content, from MTV Networks to BET Networks to Paramount Pictures, is a result of an institutional commitment to creativity. Finally, we also bring a global perspective to everything we do. We believe that we can deliver superior returns to stockholders by capitalizing on these strengths and deepening our relationships with advertisers, distribution affiliates, creative talent and licensees.

        More specifically, we plan to:

        Enhance our position as a leading multiplatform, pure play content company, with the world's leading entertainment brands. Our brand-centric, multiplatform strategy and global footprint give us access to the highest growth areas of the advertising sector. Not only do we have a portfolio of brands that consumers demand, but we also have long-term deals with distributors that include built-in annual rate increases. We intend to continue investing in programming and new and existing brands to serve and grow our audiences, and expand our distribution and advertising revenue streams. In particular, we expect to target new demographic and interest groups and continue the development of existing services in order to retain and expand our audiences and the value of our brands. These initiatives will also continue to benefit from our core consumer research and creative strengths.

        Enlarge our established global footprint. Our global footprint continues to expand. We were the first media company to reach the 100 channel milestone when we launched our first channel in Africa early in 2005. We believe our established position as a multichannel network operator in many regions of the world provides us with significant growth opportunities by acquiring other networks, broadening our platforms, and growing our consumer products business. We expect to use our knowledge and experience in local markets around the world and our worldwide scale to develop and acquire new programming services. We also expect to strengthen our international position by building our own organizations to distribute theatrical and television rights to motion pictures in important foreign markets and by strengthening distribution of home entertainment products internationally.

        Expand our growing multiplatform business and monetize the growth trend in digital media. Our digital strategy mirrors our targeted demographic approach to cable and allows us to offer deeper and more engaging experiences around our areas of expertise and our target audiences. We believe media fragmentation plays to our strengths, and our intent is to take advantage of emerging technological and consumer trends by extending our brands and distributing our content into new forms of integrated digital distribution, such as broadband, wireless, online community, video-on-demand, high-definition programming and other businesses. We aim to achieve this through a combination of organic growth, investment in our existing and complementary businesses, strategic relationships, and focused acquisitions that fit with our current brands and core competencies. We believe our connection with our audiences, our marketing expertise and our ability to integrate new digital offerings and experiences on multiple platforms will support this expansion, which we expect to generate both increased revenue growth and stronger connections with our existing viewers. Our key television viewers are kids, teens and young adults, who are the early adopters and the heavy users and drivers of new media growth, and that is where we will continue to focus.

        Successfully execute the turnaround of Paramount Pictures. We believe we have a significant opportunity to turn around Paramount Pictures and, with the acquisition of DreamWorks, have begun taking significant steps to do so. With a new management team in place at Paramount Pictures and key talent at DreamWorks, we intend to pursue projects more closely aligned with the tastes of target movie-going audiences and to take advantage of our significant marketing and creative capabilities. Our movies will benefit from the brand association demographics and marketing power of our over 120 worldwide cable networks. In addition, these networks provide access to up-and-coming talent as well as valuable consumer knowledge. Paramount Pictures intends to release films not only under the Paramount Pictures label and its specialty film arm, but also under the DreamWorks label, and MTV, Nickelodeon and BET brands. We also plan to strengthen and upgrade our worldwide home entertainment operations, enhance our revenue opportunities by retaining a greater proportion of international rights for theatrically released films and begin the self-distribution of films theatrically in certain key international markets.

        Build on our reputation as a great place to work. We have created and are committed to maintaining a diverse culture that attracts the best people, embraces original ideas, adapts quickly, promotes integrity, creativity and innovation, and values fun. We believe this diverse and creative culture will enable us to develop and to market equally diverse, creative and valuable television, motion picture and new media programming and will give us a significant strategic advantage, in the United States and around the world.

BUSINESS SEGMENTS

        Our reportable business segments are Cable Networks and Entertainment. Financial and other information by segment is included in the Notes to the consolidated financial statements.

Cable Networks (70%, 71% and 65% of our combined revenues for 2005, 2004 and 2003, respectively)

        We own and operate advertiser-supported basic cable television program services in the United States and internationally.

        Our cable networks generate revenues principally from two sources: the sale of advertising time on our networks and the receipt of affiliate fees from cable television operators, direct-to-home or "DTH" satellite operators and other distributors. In 2005, revenues from advertising sales and affiliate fees were 60% and 27%, respectively, of total revenues for the Cable Networks segment. Our cable networks also derive revenues from home entertainment sales of our cable programming, the licensing of our cable networks in international markets and the licensing of our brands for consumer products. The sale of advertising time is affected by the desirability of viewer demographics, viewer ratings and market conditions for advertising time. Affiliate fees and licensing revenues are related to the popularity of cable programming. Adverse changes to any of these factors could have an adverse effect on revenues. See the section entitled "—Cable Networks Competition" beginning on page I-13. To sell advertising, we maintain both domestic and international sales forces, which call on both clients and their associated advertising agencies. To meet a broad range of client needs, we maintain specific sales forces around key brands, such as MTV and Nickelodeon. We also have the ability to package across brands and platforms where client needs dictate this approach or when such a strategy is beneficial to it, for example during the "upfront" selling season, during which advertisers purchase advertising inventory prior to the start of the broadcast television season. Our revenue from advertising is subject to seasonal and market-based variations and typically increases in the fourth quarter.

        Cable and DTH satellite distribution are currently the predominant means of distributing our program services in the United States. Internationally, distribution technology varies region by region. We have historically negotiated affiliation agreements generally with long terms and staggered expiration dates with cable television operators and DTH satellite operators. These agreements generally cover a number of networks which may be provided by the cable operator or DTH satellite operator to consumers in various channel positions and programming "tiers," and may also include additional platforms such as video-on-demand. These agreements are generally renewed. Consolidation among cable and DTH satellite operators over the past several years has meant that approximately 89% of the cable and DTH households in the United States are now controlled by eight distributors and, after the closing of pending acquisitions in the industry, approximately 43% of households will soon be controlled by the top two distributors. International markets are also experiencing consolidation. Industry consolidation can make it more difficult for us to negotiate favorable arrangements with our distributors.

        We produce original programming using internal production employees, freelance employees and external production companies. We also acquire programming such as movies and television series from television production companies and movie studios. Production costs are generally variable and depend primarily on the cost of on and off-screen talent, whether or not scripted, and whether animated or live.

        We are an industry leader in developing programming for our networks that target specific audiences. Cable and DTH satellite operators seek to carry programming that appeals to consumers they wish to attract to their businesses. We believe that our track record and skill in researching and understanding our consumers and developing niche, innovative cable networks, together with our relationships with distributors, provides us with an advantage in obtaining distribution for new services. For example, in June 2005 we launched Logo, a gay and lesbian themed network. In November 2005, we launched TEMPO, a new network dedicated to Caribbean music and culture. On January 16, 2006, MTV Networks launched MHD, a high-definition television channel featuring multiple genres of music drawn from the MTV, VH1 and CMT family of brands.

        For 2005, according to information from the Nielsen Media Research report covering the period between December 27, 2004 and December 25, 2005, our basic cable networks had the following percentage shares in total television viewing: approximately 21% (for viewers ages 2-24), 17% (for viewers ages 2-34), 16% (for viewers ages 12-34) and 10% (for viewers ages 18-49).

  MTV Networks

        In the United States, MTV Networks' owned and operated program services, including MTV, MTV2, Nickelodeon, Nick at Nite, Noggin, The N, Nicktoons Network, Turbo Nick, VH1, TV Land, Spike TV, CMT: Country Music Television ("CMT"), Comedy Central, Comedy Central's MotherLoad, MTV Desi, MTV Chi, MTV Español, mtvU, mtvU Uber, MTV Hits, MTV Jams, MTV Overdrive, VH1 Classic, VHUno, VH1 Soul, VH1 Country, VH1's Vspot, Logo, Neopets, IFILM and GameTrailers.com among others. Subscriber numbers for MTV Networks are typically based on Nielsen Media Research reports.

        MTV's programming consists primarily of youth-oriented programs including music videos, music-based programming, music and general lifestyle information, reality-based programming, comedy and dramatic series, animated programs, news specials, interviews and documentaries. Recent programming highlights include the annual MTV Video Music Awards, The Real World, My Super Sweet 16 and Laguna Beach. At December 31, 2005, MTV reached approximately 89 million domestic subscriber households. MTV2, a spin-off of MTV, features music videos from a broad range of musical genres and related programming. At December 31, 2005, MTV2 reached approximately 59 million domestic subscriber households. In July 2005 and December 2005, we launched MTV Desi and MTV Chi, respectively, the first two networks under the MTV World™ brand. MTV World consists of a package of domestic program services, each including programming that is originally produced and programming derived from MTV Networks' international program services, and is designed to appeal to an ethnic-targeted American youth audience. mtvU offers students on U.S. college campuses a blend of music, news, sports and college-specific programming.

        MTV Networks licenses music videos from record companies for exhibition on MTV, MTV2, VH1, CMT and other MTV Networks programming services, in exchange for cash and advertising time or for promotional consideration. MTV Networks has entered into global music video licensing agreements with certain major record companies and into global or regional licensing agreements with certain independent record companies. MTV Networks also licenses various other music rights from record companies, music publishers, performing rights societies and others. MTV Networks expects to continue or initiate additional global or regional license agreements with these and other parties.

        VH1 presents music programming, including music videos, long-form programming, live music events, reality-based programming, documentaries and other pop culture and lifestyle programming. Recent programming highlights include I Love the 80s and Celebrity Fit Club 3. At December 31, 2005, VH1 reached approximately 88 million domestic subscriber households. CMT primarily presents country music-related original programming, live concerts and events, as well as country music videos. Recent programming highlights include the 2006 Miss America Pageant and Trick My Truck. At December 31, 2005, CMT reached approximately 79 million domestic subscriber households.

        Nickelodeon's programming consists primarily of originally produced programs appealing to audiences ages two to eleven, which includes Nick Jr., a program block designed for two to five year olds, and popular shows such as Dora the Explorer, Zoey 101, The Fairly Odd Parents and SpongeBob SquarePants. Nick at Nite is telecast in the evening and nighttime hours, appeals primarily to audiences ages 18 to 49 and offers mostly situation comedies from various eras and original programming. At December 31, 2005, each of Nickelodeon and Nick at Nite reached approximately 90 million domestic subscriber households. Nickelodeon, the world's leading multimedia entertainment brand dedicated exclusively to kids, reaches a total of 302 million households in 167 territories worldwide via 28 channels, 21 branded program blocks and two broadband services across Africa, Asia and the Pacific Rim, CIS/Baltic Republics, Europe, Latin America, and the United States. Programming is also aired on the third-party broadcasters in major territories around the world, increasing Nickelodeon's exposure to 669 million households. Noggin is a commercial-free educational channel designed for pre-schoolers, offering twelve hours of educational classics such as Sesame Street and Blue's Clues along with new original series like Oobi and Jack's Big Music Show. The N, an ad-supported programming block targeted to the teen audience, is telecast during the evening and nighttime hours on Noggin and features licensed teen classics such as Sabrina the Teenage Witch and Moesha and original programming such as DeGrassi: The Next Generation and South of Nowhere. Nicktoons Network, the 24-hour animation network owned by Nickelodeon, features a wide variety of programming that have defined kids' and animation lovers' television for more than 10 years. Targeting kids 6 to 14, Nicktoons Network features programming that is 70% exclusive to the channel, including Martin Mystery, My Dad the Rock Star, Corneil & Bernie, Kaput & Zosky and Yakkity Yak, as well as classic Nicktoons hits like Ren & Stimpy, Invader Zim, Ahhh! Real Monsters, SpongeBob SquarePants and The Fairly OddParents. In addition, Nicktoons Network is home to award-winning short-form programming that helped redefine kids' television. As of December 31, 2005, Nicktoons Network reached approximately 36 million domestic subscriber households.

        Comedy Central features comedy programming, including The Daily Show with Jon Stewart, The Colbert Report, South Park and Reno 911. At December 31, 2005, Comedy Central reached approximately 88 million domestic subscriber households. TV Land consists of a broad range of well-known television programs, including comedies, dramas, westerns, variety and other formats from the 1950s through today. At December 31, 2005, TV Land reached approximately 86 million domestic subscriber households. Spike TV is an entertainment network for men which features hit original series, such as The Ultimate Fighter, acquired series, such as CSI: Crime Scene Investigation, and movies such as Die Another Day and Scarface. At December 31, 2005, Spike TV reached approximately 90 million domestic subscriber households. In June 2005, we launched Logo, a gay and lesbian themed network, which, based on reporting by distributors, reached approximately 19 million subscribers as of December 31, 2005.

        MTV Films and Nickelodeon Movies produce and acquire the rights to feature films, the majority of which were released by Paramount Pictures. In many cases, Paramount Pictures incurs the production and marketing costs of films it releases that are produced by MTV Films or Nickelodeon Movies. MTV Films and Nickelodeon Movies are entitled to receive fees and participations based on the performance of these films.

        International Operations. Internationally, MTV Networks owns and operates, participates in as a joint venturer, and licenses third parties to operate, over 95 MTV Networks program services, including MTV, VH1, Nickelodeon, TV Land, Paramount Comedy, The Box, CMT, Game One, VIVA and TMF, among others. These program services reach audiences in Canada, Asia, Europe, Australia, Latin America, the Caribbean and Africa. Most of the MTV Networks international program services are regionally customized for the particular viewers through the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks Europe is among Europe's most widely distributed cable and satellite networks, comprising more than 65 individual music, kids and comedy channels. As of July 2005, the leading MTV Networks program services reached approximately 132 million households and 157 million households in Europe (excluding Russia) and Asia (including Australia), respectively, and approximately 154 million households in the rest of the world (including the United States) through a combination of DTH satellite operators, cable and terrestrial distribution.

        We actively pursue the development or acquisition of program services in international markets. During 2004 and 2005, MTV Networks acquired 100% of VIVA, a German-based television company with six channels across Europe; launched VH1 in Latin America and Nickelodeon in Italy and France; expanded MTV's and Nickelodeon's presence in China; launched Nickelodeon to approximately 30 million households in Germany; launched MTV base™, a pan-African music television channel; launched MTV in Norway, Finland and Denmark; and launched TEMPO, a Caribbean lifestyle television channel.

  BET Networks

        BET Networks' owned and operated cable program services include BET and BET J (formerly BET Jazz), and its digital services BET Gospel® and BET Hip Hop®. BET targets the African-American viewing audience by providing a broad mix of music, entertainment, sports, religious, news and public affairs programming, consisting of both original and acquired programs, including The BET Awards Show, 106 & Park: BET Top Ten Live and The BET Comedy Awards. BET J, a U.S. network devoted primarily to jazz, R&B and neo-soul music, includes programming that consists of a mixture of in-studio performances, festivals, concerts, celebrity interviews and documentaries such as Journey with Jazz at Lincoln Center.

        As of December 31, 2005, according to Nielsen Media Research, BET reached approximately 81 million domestic subscriber households. BET J derives its revenue principally from subscription fees generated by the license of its network to cable television operators, DTH satellite operators and other distributors. On March 1, 2006, DIRECTV launched BET J as part of its service. This, when added to an additional launch by Charter Communications in late 2005, gives BET J a distribution platform that reaches approximately 21 million homes, based on reports from our affiliates.

        BET Gospel features gospel music programming, gospel artist performances and interviews, religious ministries, family programming and programming fare designed to provide spiritual fulfillment. BET Event Productions® produces special musical events and festivals featuring various music genres. Its services include event management, venue selection, talent recruitment and sound, light and stage production, including supporting the production needs of BET J.

        The following table highlights many of MTV Networks' and BET's channels in various regions:

NORTH AMERICA (United States and Canada)
MTV	VH1	NICKELODEON	BET	OTHER
MTV	VH1	Nickelodeon	BET	CMT
MTV2	VH1 Classic	Nick at Nite	BET Gospel	Comedy Central
MTV Desi	VH1 Country	Nick GAS	BET J	Logo
MTV Español	VH1 Uno	Nicktoons Network		Spike TV
MTV Hits	VH1 Soul	Noggin		TV Land
MTV Jams		The N
MTV Puerto Rico
mtvU
MTV Chi
TEMPO
MHD
EUROPE/MIDDLE EAST/AFRICA
MTV		NICKELODEON	THE MUSIC	VIVA
Adria	Norway	Cyprus	FACTORY	Viva (Germany)
base (Africa)	Polska	España	TMF Flanders	Viva+
base (UK/Ireland)	Idol (France)	European	Belgium	Hungary
Brand New (Italy)	Pulse (France)	Germany	Netherlands	Polska
Classic (Poland)	Portugal	Israel	NL (Netherlands)	Switzerland
Dance (UK/Ireland)	Romania	Italia	Party (Netherlands)
Denmark	Russia	Netherlands	Pure (Netherlands)
España	Sweden	Nick Jr (Netherlands)	UK	GAME ONE
European	UK/Ireland	Nick Jr (UK)		France
Finland		Nick Replay (UK)	PARAMOUNT	Israel
France	VH1	Nick Toons TV (UK)	COMEDY
Germany	Classic (UK)	Nordic	Italia	THE BOX
Hits (Italy)	European	Portugal	Spain	Netherlands
Flux (Italy)	UK	France	UK (1)
Hits (UK/Ireland)	VH2(UK)	UK	UK (2)
Italia	Russia		UK (+1)
MTV2 (UK/Ireland)	Poland
Netherlands
ASIA/PACIFIC
MTV		VH1	NICKELODEON
Australia	Korea	Australia	Asia
China	Mandarin	India	Australia
India	Philippines	Indonesia	India
Indonesia	Southeast Asia	Thailand	Japan
Japan	Thailand		Korea
Nick Jr (Australia)
Philippines
LATIN AMERICA (Including Mexico)
MTV	VH1	NICKELODEON
Brasil	Latin America	Brasil
MTV (North)	Brasil	Nickelodeon (North)
MTV (South)	Logo	Nickelodeon (South)

  Websites and Digital Services

        We operate Internet sites, including numerous music websites, around the world that target the current audiences of our various television program services, as well as to other online audiences. These websites provide entertainment and information, serve as an additional outlet for advertising sales and serve as a promotional platform for programming and program services. Averaged over the last three months of 2005, our websites collectively attracted over 23 million monthly unique visitors (inclusive of Neopets.com and BET.com) according to comScore Media Metrix (a division of comScore Networks Inc.), a leading online audience research measurement service, giving us the second most-visited entertainment website portfolio on the Internet during that period. These Internet sites derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce, with 56% growth in Internet advertising for 2005 when compared to the prior year. MTV Networks currently obtains much of its website content from record labels, music publishers and artists.

        We are rapidly extending our brands to new platforms of distribution. Leading broadband entertainment offerings based on our brands are a key focus of MTV Networks, providing original, on-demand and personalized video programming with content archives and cutting-edge functionality. For example, we provide broadband-based interactive video experiences, with products such as MTV Overdrive, mtvU Uber, Turbo Nick, VH1's Vspot and Comedy Central's MotherLoad. In the wireless area, we also provide a mix of digital applications, ringtones and video programming to partners such as Virgin Mobile USA, Verizon Wireless and Sprint in the United States and China Mobile and DoCoMo internationally. MTV Networks has various rights in various territories to create and distribute content for mobile devices. In June 2005, we entered into a global licensing agreement with Warner Music Group to create and distribute short form video content for mobile devices that contains audio visual excerpts. We have entered into worldwide and/or U.S.-only agreements with three of the four major recorded music groups for the online distribution of their music videos on a free-to-the-viewer, on-demand basis. We have an arrangement with Apple to make certain MTV, MTV2, Nickelodeon, The N and Comedy Central programs available for purchase on Apple's iTunes Music Store. Within the first month of the agreement, iTunes sold more than one million episodes of our content.

        BET has an approximately 42% interest in BET Interactive, LLC, a company which, through its website, BET.com, offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides program schedules for BET and BET J, the latest music news, artist information, music offerings and interactive entertainment for BET's programs. For the twelve-month period January 1, 2005 to December 31, 2005, BET.com attracted over 1.7 million U.S. monthly unique visitors, according to comScore Media Metrix.

        Our experience in international local markets also allows the introduction of new products for which markets are not yet developed in the United States. For example, in June 2005, we launched FLUX, a subscription-based service delivering entertainment and music via mobile phones and online networks to consumers in Japan. We also have 12 mobile television channels in Europe, including four in the United Kingdom.

        The following table highlights certain of our websites, broadband channels and other wireless services:

WEBSITES

MTV
mtv.com	mtv.ro	mtvbase.co.uk	mtv2pop.de
mtv.co.uk	mtv2.com	mtvchinese.com	mtveuropemusicawards.com
mtv.it	mtv2europe.com	mtv.com.au	mtvema.com
mtv.de	mtv.com.br	mtvclassic.pl	isleofmtv.com
mtv.ru	mtvla.com	mobilemtv.com	mtvadvancewarning.com
mtv.nl	mtvjapan.com	broadbandmtv.com	mtvthetrip.com
mtv.fr	mtvasia.com	mtvasiaaid.com	mtvatthemovies.com
mtv.es	mtv.co.kr	mtvdesi.com	mtvenus.com
mtv.pl	mtvkorea.co.kr	mtveurope.com	mtv-media.com
mtve.com	mtvchina.com	mtvadria.com	exquisitemtv.com
mtv.tv	mtv-china.com	mtvbaseafrica.com	mtv2.co.uk
mtv.pt	mtvindia.com	mtvasiaawards.com	mtvrevolution.com
	mtvthailand.com		mtvbarriò19.com
	mtvchi.com		mtv2.co.uk
mtvcanada.com
mtv.ca
NICKELODEON			VH1
nick.com	noggin.com	binweevils.com	vh1.com
nickjr.com	nickelodeon.nl	nickjrgrownupgames.com	vh1.co.uk
nickelodeon.com.au	nickelodeon.be	nickphonetones.com	vh1e.com
nickjr.com.au	nickelodeon.se	nicksplat.com	vh1la.com
nickjr.co.uk	nickelodeon.dk	nickjr.kids.us	vh1.de
nick.co.uk	the-n.com	nicktoonsnetwork.com	bestweekever.tv
nick.kids.us	nickarcade.com	nickmobile.com.au
hahanick.com	nickjapan.com	nickelodeon.es	THE MUSIC FACTORY
nicktv.it	nickelodeon.de	nick.co.kr	tmf.be
mundonick.com	nickelodeon.pt		tmf.nl
		CMT	themobilefactory.be
VIVA	VIACOM	cmtcanada.com
vivamediaag.com	viacom.com	cmt.com	COMEDY CENTRAL
vivaplus.tv	viacombrandsolutions.de		comedycentral.com
viva.tv		SPIKE TV
vivatv.hu	TV LAND	spiketv.com	LOGO
vivapolska.tv	tvland.com		logoonline.com
vivatv.ch	tvlandcanada.com	MTVU
		mtvU.com	OTHER
PARAMOUNT	BET		staying-alive.org
paramount.com	bet.com	URGE	evergirl.com
paramountcomedy.com		urge.com	southparkstudios.com
paramountclassics.com	THE BOX		knowhivaids.org
homevideo.paramount.com	thebox.nl	IFILM	flux.com
paramountbrasil.com.br		IFILM.COM	neopets.com
paramount.de	GAME ONE		gottempo.com
paramount.jp	gameone.net		gocitykids.com
paramount.nl
paramountcomedy.it	GAMETRAILERS.COM
comedyisparamount.com	GameTrailers.com

BROADBAND CHANNELS

MTV Overdrive	VH1's Vspot	Comedy Central's MotherLoad	Turbo Nick
mtvU Uber

WIRELESS SERVICES

*MTV	Spike Mobile	TMF Mobile	Comedy Central Mobile
MTV Mobile	Nickelodeon Mobile	The Box Mobile	Flux
VH1 Mobile	Game One Mobile	Paramount Comedy Mobile	LOGO Mobile
CMT Mobile

MOBILE CONTENT DISTRIBUTION RELATIONSHIPS

DoCoMo	Verizon Wireless	TIM	Optus	KPN
J-Phone	Sprint	Telefonica	China Mobile	H3G
KDDI	Vodafone	Telia	O2	Sonera
Singtel	Orange	Telenor	E-Plus	Optimus
Virgin Mobile USA	T-Mobile	Swisscom	Bouyges	Cingular

  Consumer Products Licensing

        We own a large worldwide consumer products licensing business, licensing popular characters such as those featured in Blue's Clues, Dora the Explorer, SpongeBob SquarePants and South Park and such famous motion pictures as The Godfather trilogy and Forrest Gump. We license our brands and characters for and in connection with merchandise, videogames, and publishing worldwide. We generally are paid a royalty based upon a percentage of the licensee's wholesale revenues, with an advance against future expected royalties. We believe that licensing is lower risk and more profitable than manufacturing, distributing or selling these products at retail. Licensing revenue may vary from period to period depending on the popularity of the intellectual property available for license in a particular period and the popularity of licensed products among consumers.

  Cable Networks Competition

        MTV Networks.  MTV Networks competes for advertising revenue with other basic cable and broadcast television networks, radio, online and print media. For basic cable television networks such as the MTV Networks services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators, DTH satellite operators and other distributors, in addition to household and demographic viewership as determined by research companies such as Nielsen Media Research and various advertiser integrated marketing programs. MTV Networks' strategy is generally to differentiate its services to provide advertising buyers with an efficient way to reach viewers in particular demographic categories.

        MTV Networks' services compete with other producers of television programming for actors and actresses, writers, producers and other creative talent and for new show ideas for its original programming. MTV Networks' services also compete with other cable services and broadcast television for the acquisition of popular programming. For example, television comedies and dramas that have previously aired on broadcast networks or other cable networks represent elements of the programming strategy for TV Land, Nick at Nite, and Spike. In order to acquire these programs, MTV Networks competes with other cable networks, including TBS, TNT, and USA Network.

        MTV Networks' services compete for carriage by cable television operators, DTH satellite operators and other distributors with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A principal focus of competition is for distribution of MTV Networks' services that are not already distributed within a particular cable or DTH system. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, affiliate and license fees payable by distributors and appeal to the distributors' subscribers. In addition, Nickelodeon competes internationally with other television program services and blocks targeted at children for distribution over-the-air or by cable, DTH and other systems, and for distribution license fees and advertising revenue.

        Certain major record companies that supply music content to various MTV Networks program services also operate music-based program services, including Viewsic, which is owned by Sony Music Japan. The Universal Music Group launched a music channel in 2005 that is carried on the EchoStar DTH platform. These music-based program services, as well as general entertainment and other program services, compete with MTV Networks' program services for distribution by cable, DTH and other systems, and for distribution license fees and advertising revenues.

        BET: Black Entertainment Television.  In addition to facing many of the same competitive issues that MTV Networks faces with respect to creative talent, acquiring popular programming and carriage by cable television operators, DTH satellite operators and other distributors, as well as other uses of bandwidth, BET generally faces competition for advertising revenue from other African-American targeted media, including other cable networks that target BET's African-American audience. Such competitors include TV One, African-American-oriented radio stations, magazines such as Ebony, Black Enterprise, Jet and Essence, and African-American-oriented broadcast television as well as with other media, generally.

Entertainment (31%, 31% and 36% of our consolidated revenues in 2005, 2004 and 2003, respectively)

        The Entertainment segment includes Paramount Pictures, which produces and distributes feature motion pictures, Famous Music, which engages in the music publishing business, and interests in 20 movie theaters.

  Features

        Paramount Pictures produces, finances and distributes feature motion pictures. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by Paramount Pictures are exhibited in U.S. and foreign theaters followed by their release on DVDs and videocassettes, pay-per-view television, pay television, network television and basic cable and syndicated television exploitation. In 2005, Paramount Pictures theatrically released 12 motion pictures, including Coach Carter and The Longest Yard, which were produced in association with MTV Films, and War of the Worlds, a co-production with DreamWorks, Four Brothers, Sahara and Yours, Mine and Ours. In 2004, Paramount's 16 motion pictures included Lemony Snicket's A Series Of Unfortunate Events, Collateral, Mean Girls and The SpongeBob SquarePants Movie, some of which were produced in association with Nickelodeon Movies and MTV Films. Generally, Paramount Pictures incurs the production and marketing costs of films produced by MTV Films or Nickelodeon Movies and released by Paramount Pictures. In such cases, MTV Films or Nickelodeon Movies receive producer fees and participations based on the performance of these films. Paramount Classics®, a division of Paramount Pictures established to handle the distribution of specialized film product, released five films in 2005 including Hustle and Flow.

        On January 31, 2006, we completed the acquisition of DreamWorks, a leading producer of live-action motion pictures, television programming and home entertainment products. The acquisition brings to Paramount Pictures all of DreamWorks' current projects in development, an ongoing production partnership with Steven Spielberg and David Geffen, DreamWorks' live-action film library and DreamWorks' television division and its properties. We also entered into exclusive seven-year agreements with DreamWorks Animation for worldwide distribution rights and fulfillment services to its animated films. We also obtained certain rights to DreamWorks Animation characters in TV shows. We are well along in our discussions regarding the sale of most of the DreamWorks live-action film library. In connection with the sale, we expect to retain the distribution rights to these films for at least a five-year period.

        Paramount Pictures and DreamWorks expect to in the aggregate release 14 to 16 films in 2006, including Mission: Impossible III, Nacho Libre, World Trade Center, Flags of Our Fathers, Charlotte's Web and Dreamgirls. Release plans for films may change due to a variety of factors. Our revenue from feature films is subject to seasonal variations and typically increases in the summer.

        Paramount Pictures has generally distributed its motion pictures for theatrical release outside the United States and Canada through United International Pictures ("UIP"), a company that we and an affiliate of Universal Studios, Inc. own. Pursuant to an agreement, UIP will continue to distribute each studio's films through 2006. Commencing in January 2007, Paramount Pictures will begin self-distribution in 15 key countries outside North America. Paramount Pictures and Universal Studios, Inc. will each have the option to continue a transitional distribution arrangement in these territories for up to two years. The UIP joint venture will continue to operate in certain other territories outside North America through December 2011. Distribution of DreamWorks and DreamWorks Animation motion pictures will be integrated with the distribution operations of Paramount Pictures and its international affiliates after a contractual transition period and during 2006.

        Paramount Pictures distributes its motion pictures on DVDs and videocassettes in the United States and Canada through Paramount Home Entertainment™ and in the rest of the world generally through Paramount Home Entertainment International. Paramount Pictures' feature films initially theatrically released in the United States on or after January 1, 1998 have been exhibited exclusively in U.S. premium subscription television on Showtime Networks program services for certain windows. This arrangement will continue for films theatrically released through December 2007. Paramount Pictures also licenses its motion pictures for premium subscription television outside the United States through other pay services, for worldwide free and basic cable television release, and for residential and hotel/motel pay-per-view, airlines, schools and universities. License fees for exhibition on broadcast and/or cable television are generally collected in installments. License fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in Paramount Pictures' operating results. At December 31, 2005, Paramount Pictures had more than 1,000 motion pictures in its library. We also have a library of varying rights for additional motion picture titles, most of which consist of the Republic Pictures™ library. This library consists of approximately 1,400 theatrical motion pictures, including It's a Wonderful Life and High Noon, for which we and Paramount Pictures control rights for various media and territories and for varying terms.

  Music Publishing

        The publishing companies of Famous Music LLC own, control and/or administer all or a portion of the copyrights to tens of thousands of musical works such as songs, scores and cues, ranging from standards popular for many decades, such as Mona Lisa, Silver Bells and Moon River to contemporary hits by artists such as Eminem and Shakira. These rights are principally obtained in connection with motion pictures, television programs and other properties produced by our divisions, as well as from direct agreements between Famous Music and songwriters or their companies. Famous Music derives revenue from licensing the musical works it owns or controls either through direct licenses or licenses issued by major representatives and sublicensees such as the Harry Fox Agency, BMI, ASCAP, SESAC or foreign subpublishers. The musical works can then be used for mechanical reproduction and digital copies such as CDs, Internet downloads and ringtones, synchronization in television programs, theatrical motion pictures, karaoke devices and videogames, printed works, and public performances. In addition, Extreme Music and Director's Cuts, which are wholly-owned subsidiaries of Famous Music, are engaged in the production music library business. Those companies acquire music and recordings from composers, producers and production companies that cover a wide variety of musical genres and styles, but which do not involve popular songs. They then issue licenses for use of the music and recordings in films, commercials, television shows, promotional announcements and various other media at rates lower than what would be charged for popular musical works. These companies own the music copyrights and master recordings to thousands of musical works.

  Theatrical Exhibition

        On July 22, 2005, Former Viacom sold Famous Players, its Canadian-based theater chain for approximately $400 million. In the fourth quarter of 2004, entities affiliated with Former Viacom and Vivendi Universal sold their respective 50% equity interests in United Cinema International Multiplex B.V. ("UCI"). Following the sale, our affiliates and affiliates of Vivendi Universal continued to each own a 50% interest in entities which operated approximately 10 theaters in Brazil. Following an auction, this business was sold to National Amusements, Inc. ("NAI") in a transaction that closed in October 2005 and was approved by the unanimous vote of our disinterested directors. We currently have ownership interests in two entities which operate 119 screens in 19 theaters under the name Mann Theatres, which are located in California. We also own Films Paramount, which operates one movie theater in Paris, France.

  Entertainment Competition

        Theatrical Motion Pictures.  We compete with other major studios such as Disney, Fox, Sony Pictures, Universal and Warner Bros. and independent film producers in the production and distribution of motion pictures, DVDs and videocassettes. Paramount Pictures' competitive position primarily depends on the quality of the product produced, their distribution and marketing success and public response. We also compete to obtain creative talent and story properties which are essential to our success.

        Music Publishing.  Famous Music competes principally with the music publishing companies owned by other major entertainment companies, such as EMI Music Publishing, The Universal Music Group, Sony Music Publishing, BMG Music Publishing and Warner Chappell Music. Famous Music's competitive position primarily depends on its ability to license the works it owns or controls, its ability to continue to acquire important musical works desired by licensees and its ability to maximize its collection of royalty income generated by its works worldwide. Its subsidiaries, Extreme Music and Director's Cuts, compete with other major production music libraries such as Killer Tracks, KPM Music and Associated Production Music. Their competitive position primarily depends on their ability to acquire, promote and license music and master recordings desired by licensees.

REGULATION

        Our businesses are either subject to or affected by regulations of U.S. federal, state and local governmental authorities. The rules, regulations, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting our businesses.

  Intellectual Property

        Laws affecting intellectual property are of significant importance to us. See the section entitled "—Intellectual Property" beginning on page I-18.

        Copyright Law and Content.  In the United States, under current law, the copyright term for authored works is the life of the author plus 70 years. For works-made-for-hire, the copyright term is the shorter of 95 years from first publication or 120 years from creation.

        Peer-to-Peer Piracy.  Unauthorized distribution of copyrighted material over the Internet such as through so-called peer-to-peer services is a threat to copyright owners' ability to protect and exploit their property. We are engaged in enforcement and other activities to protect our intellectual property and are an active participant in various industry-wide litigations, education and public relations programs and legislative activity on a worldwide basis. On June 27, 2005, the U.S. Supreme Court reached a unanimous decision in MGM v. Grokster, holding that Grokster could be held liable for copyright infringement by providing peer-to-peer services that facilitated worldwide dissemination of millions of infringing copies of motion pictures and music on the Internet. The U.S. Supreme Court overruled the U.S. Court of Appeals for the Ninth Circuit's grant of defendants' motion for summary judgment, and suggested that the lower court should consider granting summary judgment for plaintiffs. The U.S. Supreme Court ruled that one who distributes a device with the object of promoting its use to infringe copyright, as shown by clear expression or other affirmative steps taken to foster infringement, is liable for the resulting acts of infringement by third parties. This ruling will be a significant tool in our enforcement efforts. The Grokster suit itself has been settled and the Grokster service has been shut down.

  Cable Networks

        Online Music Royalties.  MTV Networks, on behalf of its websites, and BET Interactive, on behalf of BET.com, currently obtain website content from record labels, music publishers and artists. MTV Networks and BET Interactive also obtain certain rights to some of their website content, such as performance rights of song composers and non-interactive rights to digital transmission of recordings, pursuant to statutory compulsory licenses established by the Digital Millennium Copyright Act, as amended. The royalties payable for such licenses are established periodically by Copyright Arbitration Royalty Panels.

        A la Carte Programming.  Some policymakers maintain that cable operators should be required to offer programming to subscribers on a network-by-network, or a la carte, basis or provide "family-friendly" program tiers. For example, on February 9, 2006, the FCC's Media Bureau issued a report finding that "a la carte" programming would benefit consumers. Certain distributors have recently launched "family-friendly" tiers to their customers that may or may not include some or all of our networks. The unbundling or tiering of program services could reduce distribution of certain channels, thereby leading to reduced viewership and increased marketing expenses, and could affect a cable network's ability to compete for or attract the same level of advertising dollars.

        Children's Programming.  Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. In November 2004, the FCC issued new rules that classify promotions on a channel for programs aired on that channel as commercial matter unless the programs being promoted are educational and informational as defined under FCC rules, and that limit the display during children's programming of the Internet addresses of websites that contain or link to commercial material or that use characters from the program on which the website address is displayed to sell products or services. If not modified by the agency on reconsideration, the rules could have an adverse impact on our children's programming channels, including Nickelodeon, because they would force a reduction of promotional or advertising time during this programming and would limit our ability to promote our program-related websites that contain commercial material. The FCC has stayed implementation of these rules while it considers a joint proposal for revisions to the November 2004 rules by children's advocacy groups and industry parties, including us. Under the proposal, we would not be required to count program promotions during our children's programming toward the hourly commercial limits unless they promote programming appearing on the same channel that is not age-appropriate for children, or programming appearing on another channel that is not children's educational and informational programming. In addition, under the proposal we would retain greater latitude to display website addresses during children's programming. Pending the agency's reconsideration process, the industry parties, including us, have agreed to abide by the rules recommended in the joint proposal. The industry parties, again including us, have also agreed to voluntarily dismiss litigation challenging the new rules, which is now being held in abeyance by the court pending the agency's reconsideration process, if the agency adopts the joint proposal.

        In October 2004, Former Viacom entered into a consent decree with the FCC, which also binds us and our affiliates, to dismiss with prejudice alleged violations of the commercial limits during children's programming on Nickelodeon. Under the consent decree, Nickelodeon made a voluntary contribution to the U.S. Treasury in the amount of $1 million and reduced commercial matter aired on Nickelodeon by an amount equal to the excess commercial matter Nickelodeon allegedly aired during the period of inquiry. The consent decree also obligates Nickelodeon to provide training with respect to the children's television rules and to implement other measures to reduce the risk of exceeding the commercial limits. The consent decree will expire in October 2006.

        Indecency.  Some policymakers support the extension of indecency rules applicable to over-the-air broadcasters to cover cable and satellite programming. If such an extension took place and was not found to be unconstitutional, our content could be subject to additional regulation and may not be able to attract the audiences which make our programming attractive to advertisers.

        Program Access.  Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. The FCC's "program access" rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable operators. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable operator in whole or in part under the FCC's program access attribution rules. Cable operators for this purpose may include telephone companies that provide video programming directly to subscribers. Our wholly owned program services are not currently subject to the program access rules. Our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable operators exclusive programming could be adversely affected if we were to become subject to the program access rules.

        Under the terms of our Separation Agreement with CBS Corporation, we and CBS Corporation generally agreed that prior to the earliest of (1) the fourth anniversary of the separation, (2) the date on which none of Mr. Redstone, NAI, NAIRI, Inc. or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the separation, neither of them will own or acquire an interest in a cable television operator if such ownership would subject the other company to U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors that the other company is not then subject to.

INTELLECTUAL PROPERTY

        We create, own and distribute intellectual property worldwide. It is our practice to protect our theatrical and television product, characters, publications and other original and acquired works, ancillary goods and services. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of ours: Viacom®, BET, Comedy Central, CMT, MTV, mtvU, Nickelodeon, Nick Jr., Nick at Nite, Noggin, The N, Spike TV, TV Land, VH1, Paramount, Paramount Pictures, Famous Music, Logo, TMF, VIVA, GameTrailers.com, IFILM, Neopets and other Internet websites. As a result, domestic and foreign laws and enforcement efforts protecting intellectual property rights are important to us, and we actively enforce our intellectual property rights against infringements.

EMPLOYEES AND LABOR MATTERS

        At December 31, 2005, we employed approximately 9,500 full-time and part-time salaried employees. In connection with the DreamWorks acquisition, as of January 31, 2005, we added approximately 350 full-time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 16 to the consolidated financial statements.

AVAILABLE INFORMATION

        We file annual, quarterly and current reports, proxy and information statements, and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished to the SEC pursuant to the Securities Exchange Act will be available free of charge on our website at www.viacom.com (Investor Relations section) as soon as reasonably practicable after such reports are filed with the SEC. These documents are also available on the SEC's website at www.sec.gov.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated by reference into this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth in "Risk Factors" below. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A.  Risk Factors.

        A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Our Success is Dependent upon Audience Acceptance of Our Programs and Films which is Difficult to Predict

        Entertainment content and feature film production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a cable program or feature film, and the licensing of rights to the intellectual property associated with a program or film, depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a cable program or feature film also depends upon the quality and acceptance of other competing programs and films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are also difficult to predict. Audience sizes for our cable networks are also factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that we receive. Poor ratings in targeted demographics can lead to a reduction in pricing and advertising spending. Further, the theatrical success of a feature film may impact revenues from other distribution channels, such as home entertainment and premium pay television, and sales of licensed consumer products. Consequently, low public acceptance of our cable programs and feature films will have an adverse effect on our results of operations.

A Decline in Advertising Expenditures Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

        We derive substantial revenues from the sale of advertising on our cable networks. A decline in advertising expenditures could significantly adversely affect our revenues and operating results in any given period or in specific markets. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of economic uncertainty. In addition, advertising expenditures may also be affected by increasing competition for the leisure time of audiences. Advertising expenditures by companies in certain sectors of the economy, including the children's toys and entertainment sectors, represent a sizeable portion of our advertising revenues. Any political, economic, social or technological change may result in a reduction of these sectors' advertising expenditures. For example, at least one company has announced its intention to shift its advertising focus away from children under 12 years of age in response to concerns about child obesity and unhealthy eating. Any reduction in advertising expenditures could have an adverse effect on our revenues and results of operations.

Our Businesses Operate in Highly Competitive Industries

        Participants in the cable and motion picture industries depend primarily upon the sale of advertising, revenues generated by the distribution of feature films and affiliate fees to generate revenue. Competition for viewers, advertising and distribution is intense and comes from broadcast networks and specialty cable channels; movie studios and independent film producers and distributors; local, regional and national newspapers; online activities; video gaming; direct mail; and other communications and advertising media that operate in these markets. In particular, online search engines have seen significant advertising growth, a portion of which is derived from traditional cable network advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our ability to compete successfully depends on a number of factors, including our ability to provide high quality and popular cable programs and motion pictures and our ability to achieve high distribution levels. In addition, cable providers and DTH satellite operators have developed new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

The Loss of Affiliation Agreements Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

        We are dependent upon the maintenance of affiliation agreements with cable and DTH satellite operators for the distribution of our cable networks. Certain BET, BET J and MTV affiliation agreements have recently expired and are currently being negotiated. There can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to us. The loss of a significant number of these arrangements or the loss of carriage on the most widely penetrated programming tiers could reduce the distribution of our cable networks, which may adversely affect our advertising and affiliate fee revenues. In addition, further consolidation among cable and DTH satellite operators and increased vertical integration of such distributors into the cable or broadcast network business could adversely affect our ability to negotiate the launch of new networks or the ability to maintain existing distribution or obtain additional distribution for existing networks. In a more concentrated market, there can be no assurance that we will be able to obtain or maintain carriage of our programming services by distributors on commercially reasonable terms, or at all.

Box Office Receipts and DVD Sales Have Recently Been Declining, Which May Adversely Affect Our Prospects and Results of Operations

        Several factors, including piracy, growing competition for consumer discretionary spending and low audience acceptance, may be contributing to a recent industry-wide decline in box office receipts and in declining or, in some cases, flattening DVD sales. According to Adams Media Research, domestic sales of DVDs increased by 5.4% in 2004 but decreased by 2.6% in 2005. Internationally, DVD sales increased by 16% in 2004 but showed no change in 2005, according to Screen Digest. Our ability to sell our DVDs could also be affected by the influence of several large retailers, whose decisions as to placement and removal of our DVDs could have a significant impact on our revenues from sales of DVDs. A continuing decline in attendance by moviegoers and in DVD sales could have a substantial adverse impact on our results of operations and growth prospects.

Our Revenues and Operating Results Are Subject to Cyclical and Seasonal Variations

        Our revenues and operating results fluctuate due to the timing and availability of theatrical and home entertainment releases and of programming for syndication and cable exhibition and the timing of the beginning of the license periods for television exhibition of motion pictures. Our operating results also fluctuate due to the timing of the recognition of production costs and the possible later recognition of related revenues. In addition, the success of our individual titles may vary, causing our operating results to fluctuate.

        Our business has experienced and is expected to continue to experience some seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing and listening habits and attendance. Typically, our revenue from advertising increases in the fourth quarter and revenue from feature films increases in the summer. The effect of such seasonality makes it difficult to estimate future operating results based on the results of any specific quarter.

We Must Respond to and Capitalize on Rapid Changes in Technology, Services and Standards in Order to Remain Competitive and Exploit New Opportunities

        Technology in the video, telecommunications and data services used in the entertainment industry is changing rapidly. Advances in technologies or alternative methods of product delivery and storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading from the Internet. For example, devices that allow users to view cable programs or motion pictures from a remote location or on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. We may not have the right, and may not be able to secure the right, to distribute some of our licensed content across these, or any other, new platforms.

        In addition, the ability to capitalize on a variety of distribution platforms for our programming and films, including new technologies, is one of our key business strategies. The ability to anticipate and exploit these new and future sources of revenue from technological developments will affect our ability to continue to grow and increase our revenue and expand our business.

Increased Programming and Content Costs May Adversely Affect Our Profits

        We produce programming and incur costs for all types of creative talent including actors, writers and producers, and for new show concepts. We also acquire programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming may lead to decreased profitability.

        An increase in licensing costs could also affect our profits. For example, we license music videos for exhibition on our cable channels and other programming or content services from record companies in exchange for cash and advertising time or for promotional consideration only. We have entered into global music video licensing agreements with certain major record companies and into global or regional license agreements with certain independent record companies. We also license various other music rights from record companies, music publishers, performing rights societies and others. There can be no assurance that we will be able to obtain license renewals or additional license agreements and, if so, on favorable terms. There can also be no assurance that we will be able to secure the rights to distribute the content of our licenses over new platforms on acceptable terms. If we fail to obtain such extensions, renewals or agreements on acceptable terms and consequently cannot obtain licensing rights for content needed in our operations, our revenue or costs may be adversely affected.

Our Cable Networks Are Included with CBS Corporation's Programming under Certain of Our Affiliation Agreements, and New Affiliation Agreements May Be More Difficult to Negotiate

        Former Viacom was party to affiliation agreements with cable and DTH satellite operators pursuant to which both our cable networks and CBS Corporation's television programming were carried by these distributors. After these agreements expire, our cable networks will no longer be included with CBS Corporation's programming. Certain BET, BET J and MTV affiliation agreements have recently expired. There can be no assurance that we will be able to negotiate new affiliation agreements with these distributors on terms as favorable as was previously possible.

Changes in U.S. or Foreign Communications Laws or Other Regulations May Have an Adverse Effect on Our Business

        The multichannel video programming and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, federal legislation and FCC rules limit the amount and content of commercial material that may be shown on video programming channels during programming designed for children 12 years of age and younger. In November 2004, the FCC issued new rules that classify promotions on a channel for programs aired on that channel as commercial matter unless the programs being promoted are educational or informational as defined under FCC rules, and that limit the display during children's programming of the Internet addresses of websites that contain or link to commercial material or that use characters from the program on which the website address is displayed to sell products or services. If retained without modification, these rules could have an adverse impact on our children's programming channels, including Nickelodeon and Nick Jr., because they would force a reduction of promotional or advertising time during this programming and would limit our ability to promote our program-related websites that contain commercial material. Children's advocacy groups and industry parties, including our company, have agreed to a proposal to modify these rules. The FCC has postponed implementation of the rule changes while it considers the proposal. The proposed rule modifications would mitigate the adverse impacts of the FCC's rules on our company. However, there can be no assurance that the FCC will ultimately adopt these proposals.

        In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties. For example, some policymakers support the extension of indecency rules applicable to over-the-air broadcasters to cover cable and satellite operators. If such an extension took place and was not found to be unconstitutional, our content could be subject to additional regulation. Similarly, changes in regulations imposed by governments in other jurisdictions in which we, or entities in which we have an interest, operate could adversely affect our business, results of operations and ability to expand these operations beyond their current scope.

Requirements that Cable Operators Create Family Friendly Tiers or Offer Programming on an A La Carte Basis May Decrease the Distribution of Our Networks to Cable Television Subscribers and Materially Affect Our Results of Operations

        Certain policymakers maintain that cable operators should be required to offer programming to subscribers on a network-by-network, or à la carte, basis or to provide "family friendly" program tiers. Certain distributors have recently launched "family-friendly" tiers to their customers that may or may not include some or all of our networks. In addition, the FCC recently issued a report finding consumers would benefit if cable operators were required to offer programming on an à la carte basis. The unbundling or tiering of program services could materially reduce distribution of certain of our channels, thereby leading to reduced viewership and increased marketing expenses, and could affect our ability to compete for or attract the same level of advertising dollars. Any decline in subscribers could lead to a loss in our advertising sales and affiliate fees and a reduction in payments by cable and DTH satellite operators.

Piracy of Our Motion Pictures, Intellectual Property and Other Content, Including Digital and Internet Piracy, May Decrease Revenue Received from the Exploitation of Our Cable Television Programs and Films and Adversely Affect Our Business and Profitability

        The success of our business depends in part on our ability to maintain the intellectual property rights to our products and services. Piracy of motion pictures, television programming, video content and DVDs as well as other intellectual property is prevalent in many parts of the world and is made easier by technological advances allowing conversion of motion pictures, television programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures and other content. The proliferation of unauthorized copies and piracy of these products may have an adverse effect on our business and profitability because these products reduce the revenue that we potentially could receive from the legitimate sale and distribution of our content. In addition, if piracy were to increase, it would have an adverse effect on business and profitability.

The Loss of Key Personnel, Including Talent, Could Disrupt the Management and Operations of Our Business and Adversely Affect Our Revenues

        Our business depends upon the continued efforts, abilities and expertise of our President and Chief Executive Officer and other key employees and entertainment personalities. We believe that the unique combination of skills and experience possessed by our key executives would be difficult to replace, and that the loss of our key executives could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. Additionally, we employ or contract with several entertainment personalities with loyal audiences. These personalities are sometimes important to achieving current levels of viewership. There can be no assurance that these individuals will remain with us or will retain their current audiences. If we fail to retain these individuals or our entertainment personalities lose their current audiences, our revenues could be adversely affected.

We Could Be Adversely Affected by Strikes and Other Union Activity

        We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing delays in the production, the release date or by reducing the profit margins of our cable programs or feature films.

Political and Economic Risks Associated with Our Businesses Could Harm Our Financial Condition

        Our businesses operate and have customers worldwide. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, exchange controls, tariffs and other trade barriers and longer payment cycles. We may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where we do business. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising and other revenue, which could materially adversely affect our business, financial condition or results of operations.

The Failure or Destruction of Satellites and Facilities that We Depend Upon to Distribute Our Programming Could Materially Adversely Affect Our Business and Results of Operations

        We use satellite systems to transmit our cable networks to cable systems and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on our business and results of operations.

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and Intangible Assets

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we refer to in this annual report as "SFAS 142," we will test goodwill and intangible assets for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required. Any significant shortfall, now or in the future, in the expected popularity of the feature films or other content we produce, could lead to a downward revision in the fair value of such assets. Any such charge could have a material effect on our reported net earnings.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on Our Results of Operations

        Certain of our revenues are earned and expenses are incurred in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations.

Our Liabilities Related to Lease Guarantees and Litigation Could Adversely Impact Our Financial Condition

        We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, including, among other things, potential liabilities to landlords if Blockbuster should default on certain store leases entered into prior to Blockbuster's initial public offering in 1999, and pending and threatened litigation. We cannot assure you that our reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurance that these liabilities will not have a material adverse effect on our financial condition.

If the Integration of DreamWorks into Our Business Does Not Yield Expected Benefits, or If Our Transition to a New Distribution Infrastructure in International Theatrical and Worldwide Television Markets Does Not Fully Succeed, Our Results of Operations Could Be Adversely Impacted

        We acquired DreamWorks LLC on January 31, 2006. If the integration of DreamWorks, including its motion pictures, employees and information systems, into our business is not fully successful or does not yield expected benefits to Paramount's business, our expected results of operations could be adversely impacted. We also are developing our television market sales capabilities, restructuring our international distribution operations and retaining a greater proportion of international rights to our film product. Any failure to fully succeed in developing our television market sales capabilities, restructuring our international distribution operations or capitalizing on the international rights we retain could adversely affect our results of operations. In addition, while we are well along in our discussions regarding the sale of most of the DreamWorks live-action film library, there can be no assurance that a sale will be consummated in a timely manner or at all.

NAI, Through Its Voting Control of Viacom, is in a Position to Control Actions that Require Stockholder Approval and May Have Interests that are Different than Yours

        NAI, through its beneficial ownership of our Class A common stock, has voting control of Viacom. Mr. Sumner M. Redstone, the controlling stockholder, Chairman of the Board of Directors and Chief Executive Officer of NAI, serves as Executive Chairman of our Board of Directors and Founder, and Ms. Shari Redstone, the President and a director of NAI, serves as non-executive Vice Chair of our Board of Directors. In addition, Messrs. Abrams and Dauman are directors of both NAI and Viacom. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. The interests of NAI may not be the same as yours and you will be unable to affect the outcome of our corporate actions for so long as NAI retains voting control.

Risks Related to our Separation from CBS Corporation

Our Historical and Pro Forma Financial Information May Not Be Indicative of Our Results as a Separate Company

        The historical and pro forma financial information presented in this Form 10-K relating to periods prior to our separation from CBS Corporation may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been operating as a stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future. As a result, historical and pro forma financial information should not be relied upon as being indicative of our future results of operations, financial condition and cash flows.

Our Business and Other Businesses Which Are Controlled By Sumner Redstone, Including CBS Corporation, Are and Will Continue to Be Attributable to Each Other for Certain Regulatory Purposes

        So long as we and CBS Corporation are under common control, each company's businesses, as well as the businesses of any other commonly controlled company, such as NAI, NAIRI and Midway

Games, Inc., which is also controlled by Mr. Redstone, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to our company.

The Separation Agreement Between CBS Corporation and Us Prohibits Us from Engaging in Certain Types of Businesses

        Under the terms of the Separation Agreement, we generally agreed that we will not own or acquire certain interests in specified types of media companies if such ownership would cause CBS Corporation to be in violation of U.S. federal laws limiting the ownership of broadcast licenses or if it would limit CBS Corporation's ability under these laws to acquire television or radio stations or television networks. Additionally, we may not make acquisitions, enter into agreements or accept or agree to any condition that purports to bind CBS Corporation or subjects CBS Corporation to restrictions it is not otherwise subject to by legal order without CBS Corporation's consent. We and CBS Corporation have agreed that prior to the earliest of (1) the fourth anniversary of the separation, (2) the date on which none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the separation, neither of them will own or acquire an interest in a cable television operator if such ownership would subject the other company to U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors that the other company is not then subject to. These restrictions could limit the strategic business alternatives available to us.

The Tax Matters Agreement and the Tax Rules Applicable to the Separation May Restrict Our Ability to Engage in Certain Corporate Transactions

        In connection with the separation, we entered into a Tax Matters Agreement, effective upon the consummation of the separation. The Tax Matters Agreement provides, among other things, that, depending on the event, we may have to indemnify CBS Corporation for some or all of the taxes resulting from the merger and the distribution of our common stock in the merger if the merger and distribution do not qualify as a tax-free distribution under Sections 355 and 368 of the Code. In addition, the current U.S. federal income tax law creates a presumption that the distribution of our common stock in the merger would be taxable to CBS Corporation, but not to its stockholders, if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or value, in our stock ownership during the four-year period that begins two years before the date of the separation, unless it is established that the transaction was not undertaken pursuant to a plan or series of transactions related to the separation. The Treasury Regulations currently in effect generally provide that whether such distribution is part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury Regulations. In addition, the Treasury Regulations provide several "safe harbors" for acquisition transactions that are not considered to be part of a plan. The indemnification obligations set forth in the Tax Matters Agreement and the above-described provisions of the tax law may prevent us from entering into transactions which might be advantageous to our stockholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, and may make us less attractive to a potential acquiror and reduce the possibility that an acquiror will propose or seek to effect certain transactions with us.

We Rely on CBS Corporation's Performance under Various Agreements among the Companies

        In connection with the separation, we entered into various agreements, including the Separation Agreement, the Tax Matters Agreement and a Transition Services Agreement pursuant to which we will provide certain specified services to CBS Corporation following the separation, and certain related party arrangements pursuant to which we will provide services and products to CBS Corporation from and after the separation. The Separation Agreement sets forth the distribution of assets, liabilities, rights and obligations of Viacom and CBS Corporation following the separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations have been assumed by, each of us and CBS Corporation. Each company will rely on the other company to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by us or CBS Corporation under these agreements are legal or contractual liabilities of the other company. If CBS Corporation were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

        The management and directors of Viacom and CBS Corporation own both our common stock and CBS Corporation common stock, and both Viacom and CBS Corporation are controlled by NAI. Mr. Redstone, the controlling stockholder, Chairman of the Board of Directors and Chief Executive Officer of NAI, serves as our Executive Chairman of our Board of Directors and Founder and Executive Chairman of the Board of Directors and Founder of CBS Corporation. Ms. Redstone, the President and a director of NAI, serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS Corporation. Messrs. Abrams and Dauman are directors of NAI, and Mr. Dauman serves as a director of both Viacom and CBS Corporation and Mr. Abrams serves as a director of Viacom. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Viacom's and CBS Corporation's management, directors and controlling stockholder face decisions that could have different implications for Viacom and CBS Corporation. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Viacom and CBS Corporation regarding the terms of the agreements governing the separation and the relationship between Viacom and CBS Corporation thereafter. Potential conflicts of interest could also arise if we and CBS Corporation enter into any commercial arrangements with each other in the future. Each of Mr. Redstone, Ms. Redstone and Mr. Dauman may also face conflicts of interest with regard to the allocation of his or her time between us and CBS Corporation.

        Our certificate of incorporation and the CBS Corporation certificate of incorporation each contains provisions related to corporate opportunities that may be of interest to us and to CBS Corporation Our certificate of incorporation provides that in the event that a director, officer or controlling stockholder of ours who is also a director, officer or controlling stockholder of CBS Corporation acquires knowledge of a potential corporate opportunity for both Viacom and CBS Corporation, such director, officer or controlling stockholder may present such opportunity to us or CBS Corporation or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to us and our stockholders. In addition, our certificate of incorporation provides that we renounce any interest in any such opportunity presented to CBS Corporation. These provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.

We Have a New Operating Structure and New Members of Management at Viacom Corporate and Paramount Pictures

        The separation of Former Viacom into CBS Corporation and Viacom involved the division of Former Viacom's businesses. In connection with the separation, many jointly-held assets and operating systems as well as personnel were allocated between the companies, in particular at Paramount Pictures and in Former Viacom's corporate offices, and new related party agreements were entered into to govern the ongoing business relationships between the companies following the separation. Viacom corporate and Paramount Pictures have senior management teams that include several executives who were hired relatively recently or who recently assumed all or a substantial part of their current responsibilities. There can therefore be no assurance that we will be successful under these conditions.

Item 1B.  Unresolved Staff Comments.

        Not applicable.

Item 2.  Properties.

        Our world headquarters is located at 1515 Broadway, New York, New York, where we rent approximately 1.4 million square feet for executive offices and certain of our operating divisions. The lease for the majority of the space runs to 2010, with four renewal options for five years each thereafter. We also lease the following major facilities for certain of our operating divisions: (a) approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, through 2010, and (b) approximately 225,000 square feet of office space at three facilities on 26th Street in Santa Monica, California, under leases which expire between 2011 and 2016.

        Paramount Pictures owns the Paramount Pictures studio at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres. BET's headquarters at BET Plaza in Washington, DC contains approximately 228,000 square feet of office and studio space, the majority of which is leased through 2013 and the balance of which is owned.

        We also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities throughout the United States and several other countries around the world for our businesses. We consider our properties adequate for our present needs.

Item 3.  Legal Proceedings.

        In July 2002, judgment was entered in favor of Former Viacom, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the U.S. Court of Appeals for the Fifth Circuit affirmed the federal court judgment. The U.S. Supreme Court refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs appealed the California state court dismissal, as well as a prior denial of class certification. On November 22, 2005, the California Court of Appeal affirmed the trial court's dismissal of the antitrust and conspiracy claims. The court reversed the dismissal of California Unfair Practices Act and Unfair Competition Act claims and remanded those claims to the trial court, except with regard to transactions between Paramount and Blockbuster as to which the trial court dismissal was affirmed. Blockbuster remains a defendant in the case with respect to its transactions with studios other than Paramount. As the result of the split-off of Blockbuster from Former Viacom in 2004, any judgment in this matter adverse to Former Viacom, Blockbuster and/or Paramount Home Entertainment may be allocated 33.33% to Blockbuster and 66.67% to Former Viacom. Pursuant to the Separation Agreement, we have assumed and will indemnify CBS Corporation for Former Viacom's responsibility for losses in this matter.

        On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom. The suits, consolidated as In re Viacom Shareholders Derivative Litigation, relate to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom were executive officers of Former Viacom. Mr. Redstone is currently our Executive Chairman of the Board and Founder and Mr. Freston is our President and Chief Executive Officer. Mr. Moonves is the President and Chief Executive Officer of CBS Corporation. The plaintiffs claim that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders. Plaintiffs seek disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom's Board of Directors for alleged breach of fiduciary duty, and other relief. Prior to the separation, Former Viacom moved to dismiss the case on both procedural and substantive grounds. No decision has been rendered on the motion. Former Viacom also was served with several shareholder demands for business records under Delaware law in connection with the shareholders' purported investigations of similar claims. Under the Separation Agreement, liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by Viacom and CBS Corporation.

        In late 2005 and early 2006, Former Viacom was named as a defendant in three lawsuits in the United States District Court for the Northern District of Texas and one lawsuit in the United States District Court for the Southern District of New York, each relating to the 2004 split-off of Blockbuster from Former Viacom. Each of the lawsuits names as defendants NAI, Former Viacom and Blockbuster, and certain of their respective present and former officers and directors, including some individuals who are officers and directors of New Viacom. The Texas lawsuits are purported class actions which allege violations of the federal securities laws. The New York case is a purported class action which alleges that the defendants breached fiduciary obligations to the Blockbuster Investment Plan in violation of the Employee Retirement Income Security Act by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock that were owned by Former Viacom in connection with the 2004 split-off transaction. Plaintiffs in each of the lawsuits allege that the defendants made untrue statements of material facts and concealed and failed to disclose material facts with respect to Blockbuster's business prospects. The lawsuits seek damages in unspecified amounts and other relief. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and its employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement, we will indemnify CBS Corporation for any losses arising from these lawsuits.

        We believe that the plaintiffs' positions in these litigations are without merit and intend to vigorously defend ourselves in the litigations. Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

OUR EXECUTIVE OFFICERS

        The following table sets forth the name, age and position of each person who serves as an executive officer of our company.

Name	Age	Position
Sumner M. Redstone	82	Executive Chairman of the Board and Founder
Thomas E. Freston	60	President and Chief Executive Officer and Director
Robert M. Bakish	42	Executive Vice President, Operations and Viacom Enterprises
Michael J. Dolan	59	Executive Vice President and Chief Financial Officer
Carl D. Folta	48	Executive Vice President, Office of the Chairman
Michael D. Fricklas	45	Executive Vice President, General Counsel and Secretary
JoAnne Adams Griffith	61	Executive Vice President, Human Resources
DeDe Lea	41	Executive Vice President, Government Relations
Carole Robinson	44	Executive Vice President, Corporate Relations
Jacques Tortoroli	47	Senior Vice President, Controller and Chief Accounting Officer

        Information about each person who serves as an executive officer of our company is set forth below.

Sumner M. Redstone	Mr. Redstone is our Founder and has served as the Executive Chairman of our Board of Directors since January 1, 2006. He also serves as Executive Chairman of the Board of CBS Corporation. He was Chief Executive Officer of Former Viacom from 1996 to 2005 and Chairman of the Board of Former Viacom since 1986. He has also been Chairman of the Board of National Amusements, Inc., Former Viacom and CBS Corporation's controlling stockholder, since 1986, and Chief Executive Officer of National Amusements since 1967. He served as president of National Amusements from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Board of Directors. Mr. Redstone has been a frequent lecturer at universities, including Harvard Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. Mr. Redstone is also a recipient of the Army Commendation Award.

Thomas E. Freston
Mr. Freston has served as our President and Chief Executive Officer since January 1, 2006, and serves on our Board of Directors. Previously, he was Co-President and Co-Chief Operating Officer of Former Viacom since June 2004. Prior to that, Mr. Freston served as Chairman and Chief Executive Officer of MTV Networks since 1987. Mr. Freston joined MTV Networks' predecessor company in 1980 and was one of the founding members of the team that launched MTV: Music Television. Mr. Freston is on the board of the American Museum of Natural History.
Robert M. Bakish
Mr. Bakish has served as our Executive Vice President of Operations and Viacom Enterprises since January 1, 2006. Prior to that, he served as Executive Vice President of Operations for Former Viacom since July 2005. Previously, Mr. Bakish was Executive Vice President and Chief Operating Officer of Advertising Sales of MTV Networks from 2001 to 2005; Executive Vice President of Business Development of MTV Networks from 1999 to 2001; and Senior Vice President, Planning, Development and Technology of Former Viacom from 1997 to 1999.
Michael J. Dolan
Mr. Dolan has served as Executive Vice President and Chief Financial Officer of Viacom since January 1, 2006. Prior to that, he was Executive Vice President and Chief Financial Officer of Former Viacom since May 2005. Before joining Viacom, Mr. Dolan served as a senior advisor to Kohlberg Kravis Roberts & Co., a private equity firm, since late 2004. Previously, Mr. Dolan served as Chairman and Chief Executive Officer of Young & Rubicam, Inc. from 2000 until his retirement in 2003, as its President and Chief Executive Officer during 2000, and as its Vice Chairman and Chief Financial Officer from 1996 to 2000. Mr. Dolan also serves as non-executive Chairman of America's Choice and serves on the Board of Directors of Mattel, Inc.
Carl D. Folta
Mr. Folta assumed the role of Executive Vice President, Office of the Chairman, on January 1, 2006. Previously, he was Executive Vice President, Corporate Relations of Former Viacom since November 2004. Prior to that, he served as Senior Vice President of Corporate Relations of Former Viacom from November 1994 to November 2004, and Vice President of Corporate Relations of Former Viacom from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 until joining Former Viacom in April 1994.
Michael D. Fricklas
Mr. Fricklas has served as our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom since May 2000. From October 1998 to May 2000, he served as Senior Vice President, General Counsel and Secretary of Former Viacom. From July 1993, he served as Vice President and Deputy General Counsel of Former Viacom and assumed the title of Senior Vice President in July 1994.

JoAnne Adams Griffith
Ms. Griffith assumed the role of Executive Vice President of Human Resources on January 1, 2006. Previously, she was Executive Vice President of Human Resources for Former Viacom since September 2005. She has also served as Executive Vice President of Human Resources for MTV Networks since 1998 and Vice President of Human Resources of Former Viacom from 1996 to September 2005. Before that, Ms. Griffith served as Vice President of Human Resources for Paramount Pictures from 1986 to 1996.
DeDe Lea
Ms. Lea serves as our Executive Vice President, Government Relations. Ms. Lea served as Senior Vice President, Government Relations of Former Viacom from September 2005 through the separation date. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President of Government Affairs of Former Viacom from 1997 to 2004.
Carole Robinson
Ms. Robinson assumed the role of Executive Vice President, Corporate Relations on January 1, 2006. Previously, she served as Executive Vice President, Corporate Communications, for MTV Networks since 1999. Prior to that, Ms. Robinson served as Senior Vice President, Communications, of MTV Networks from 1994 to 1998. She joined MTV Networks in 1984 and has held a succession of positions within the corporate communications area since then.
Jacques Tortoroli
Mr. Tortoroli assumed the role of Senior Vice President, Controller and Chief Accounting Officer on January 1, 2006. He previously served as Executive Vice President and Chief Financial Officer of Infinity Broadcasting from 2002 to 2005. From 2002 to 2004, Mr. Tortoroli was also Chief Financial Officer of Westwood One, in which Infinity has an investment. Prior to that, Mr. Tortoroli was Chief Financial Officer of Scient, Inc. from 2001 to 2002, and held several financial roles at Young & Rubicam, Inc. from 1998 to 2001, including Chief Financial Officer, Senior Vice President of Finance and Controller, and Chief Financial Officer of Y&R Advertising. Previously, Mr. Tortoroli spent 12 years with PepsiCo, Inc., including financial roles in PepsiCo, Inc. and Pepsi-Cola.

PART II

Item 5. Market for Viacom Inc.'s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

        Our voting Class A common stock and non-voting Class B common stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbols "VIA" and "VIA.B", respectively. Our common stock began trading on the NYSE on January 3, 2006 at an opening price of $40.00 for our Class A common stock and $41.12 for our Class B common stock. On March 15, 2006, the closing price of our Class A common stock was $38.87 and the closing price of our Class B common stock was $38.86.

        We do not currently anticipate paying dividends on our Class A common stock or Class B common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements and such other factors as our board of directors deems relevant.

        As of February 28, 2006, there were 791 holders of our Class A common stock and 14,637 holders of our Class B common stock.

        Information required by this item is also contained in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information", which information is incorporated herein by reference.

Item 6.  Selected Financial Data.

VIACOM INC. AND SUBSIDIARIES

The following tables present selected consolidated financial data.

Consolidated income statement data for the three years ended December 31, 2005 and the consolidated balance sheet data at December 31, 2005 and 2004 should be read in conjunction with the audited financial statements and related "Management's Discussion and Analysis of Results of Operations and Financial Condition" and other financial information presented elsewhere herein.

The selected consolidated income statement data for the year ended December 31, 2002 and the consolidated balance sheet data at December 31, 2003 has been derived from audited financial statements not included herein. The consolidated income statement data for the year ended December 31, 2001, and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from unaudited financial statements not included herein and have been prepared on a basis consistent with our audited financial statements.

CONSOLIDATED INCOME STATEMENT DATA
(In millions, except per share amounts)

	Year Ended December 31, (a)
	2005	2004	2003	2002	2001
					Unaudited

Revenues	$9,609.6	$8,132.2	$7,304.4	$6,050.7	$5,497.6

Operating income	$2,366.4	$2,282.8	$2,001.8	$1,737.6	$1,092.1
Net earnings from continuing operations	$1,303.9	$1,392.9	$1,147.4	$993.9	$438.5
Net earnings from continuing operations per common share:
Basic	$1.73	$1.85	$1.53	$1.32	$.58
Diluted	$1.73	$1.85	$1.53	$1.32	$.58
Weighted average number of common shares outstanding:
Basic	751.6	751.6	751.6	751.6	751.6
Diluted	751.6	751.6	751.6	751.6	751.6

CONSOLIDATED BALANCE SHEET DATA
(In millions)

	At December 31, (a)
	2005	2004	2003	2002	2001
				Unaudited	Unaudited

Total assets	$19,115.6	$18,440.8	$22,304.4	$21,993.0	$23,007.8
Long-term debt	$5,405.0	$—	$—	$—	$—
Total stockholders' equity/invested capital	$7,787.9	$13,465.2	$15,815.7	$15,248.6	$16,275.6

(a)
On July 22, 2005, Former Viacom sold Famous Players, its Canadian-based theater chain, to Cineplex Galaxy L.P., and as a result Famous Players is presented as a discontinued operation. In October 2004, the exchange offer for the split-off of Blockbuster was completed. Accordingly, Blockbuster is also presented as a discontinued operation. All prior period amounts have been reclassified to conform to this presentation.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.

        Management's discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. References to "Viacom," "Company," "we," "us" and "our" refer to Viacom Inc. and its consolidated subsidiaries through which its various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2005 presentation.

Overview

The Separation

        On December 31, 2005, we became a stand-alone public company in connection with our separation from the former Viacom Inc. (the "Former Viacom"). Prior to the separation, we were a wholly-owned subsidiary of Former Viacom known as "New Viacom Corp." and acquired all of our initial businesses from the Former Viacom. Such businesses include MTV Networks ("MTVN") (including, among other networks, MTV Music Television, MTV 2, VH1, Nickelodeon, Nick at Nite, Comedy Central, CMT: Country Music Television, Spike TV and TV Land), BET, Paramount Pictures, Paramount Home Entertainment and Famous Music. The separation was effected through a merger, pursuant to which Viacom Merger Sub Inc. was merged with Former Viacom, with Former Viacom continuing as the surviving entity and being renamed CBS Corporation, and New Viacom Corp. being renamed Viacom Inc.

        On December 31, 2005, in connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and B common stock received cash in lieu of fractional shares.

        In accordance with the terms of the Separation Agreement, on December 29, 2005 the Company paid a preliminary special dividend to the Former Viacom of $5.4 billion. The dividend reduced the Company's Stockholders' Equity in the Company's Consolidated Balance Sheet as of December 31, 2005 and was funded by borrowings under the Company's term loan facility, which is more fully described in the Liquidity and Capital Resources section. Pursuant to the provisions of the Separation Agreement, the preliminary special dividend is subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005, compared to estimates used to calculate the preliminary dividend paid on December 29, 2005. On March 14, 2006, we received from CBS Corporation an initial statement that the dividend should be increased by a net amount of approximately $460 million. We have begun our assessment of the amount and underlying components of the proposed increase. Pursuant to the Separation Agreement, the parties have up to 65 days to settle on the adjustment before any disputed amounts would become subject to a dispute resolution process. Any additional amount due will be reflected as a direct charge to Stockholders' Equity in the period in which the adjustment amount is determined.

        The Separation Agreement further provided that the Company is responsible for the first $195.0 million in costs directly related to the separation. Amounts incurred in excess of $195.0 million will be funded equally between the Company and CBS Corporation. Included as a component in selling, general and administrative expenses in the Company's Consolidated Income Statement for the year ended December 31, 2005 is $163.5 million of transaction costs reflected as period expenses. Such amounts principally included investment banking and other professional fees.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        In connection with the separation, Viacom and CBS Corporation also entered into certain other agreements in order to govern certain of the ongoing relationships between Viacom and CBS Corporation after the separation. These agreements include a Transition Services Agreement and a Tax Matters Agreement. Related party arrangements are more fully described below and in the notes to the consolidated financial statements.

Recent Developments

        On January 31, 2006, we completed our acquisition of DreamWorks LLC ("DreamWorks"), a leading producer of live-action motion pictures, television programming and home entertainment products, for approximately $1.6 billion consisting of cash and the assumption of debt. We also entered into exclusive seven-year agreements for worldwide distribution rights and fulfillment services to films produced by DreamWorks Animation SKG, Inc. We are well along in our discussions regarding the sale of most of the DreamWorks live-action film library. In connection with the sale, we expect to retain the distribution rights to these films for at least a five-year period.

        In connection with the DreamWorks acquisition, we borrowed approximately $1.1 billion in the aggregate under our $3.25 billion five-year credit agreement with the lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as co-documentation agents, and Tranche B of our $6.0 billion term loan credit agreement with the lenders named therein, Citibank, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as co-documentation agents (collectively, the "Credit Facilities"). The terms of the Credit Facilities are described in Note 10 to the consolidated financial statements.

        During the first quarter of 2006, we entered into $2.35 billion notional amount of variable to fixed rate interest swaps.

Basis of Presentation

        The accompanying consolidated financial statements of the Company are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company, with operations in two segments: (i) Cable Networks and (ii) Entertainment.

        The assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. The indebtedness of Former Viacom, other than certain capital lease obligations, was not transferred to Viacom and remains as indebtedness of CBS Corporation. Prior to the separation, Former Viacom centrally managed the cash flows generated from the Company's various businesses. The Invested Capital balance included as a component of Stockholders' Equity in the Company's Consolidated Balance Sheet through the date of separation includes accumulated earnings of the Company as well as receivables/payables due to/from CBS Corporation resulting from cash transfers and intercompany activity. Interest was not charged or credited on amounts due to/from Viacom.

        The Consolidated Income Statements include allocations of Former Viacom corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services as well as depreciation and amortization on allocated costs, to reflect the utilization of such shared services and assets by the Company. Total corporate costs allocated to the Company, excluding separations costs, were approximately $162.0 million, $136.2 million, and $112.6 million for the years ended December 31, 2005, 2004 and 2003, respectively,

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

and were primarily included in Selling, General and Administrative expenses in the accompanying Consolidated Income Statements. Management believes the methodologies used to allocate charges for the services described above are reasonable.

        The consolidated financial statements may not necessarily reflect Viacom's results of operations, financial position and cash flows in the future or what Viacom's results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone company during the periods presented. As described above, none of the indebtedness of Former Viacom other than capital lease obligations was assumed by the Company and remains as indebtedness of CBS Corporation. Accordingly, debt service cost is not reflected in the Company's Consolidated Income Statements.

        Famous Players and Blockbuster Inc. have been reported as discontinued operations for all periods presented. Famous Players was sold on July 22, 2005 and Blockbuster was split-off from Former Viacom in 2004.

Segments

        We are a leading worldwide multiplatform, pure play content company with operations in the following segments:

    •
    Cable Networks: The Cable Networks segment consists of the businesses of MTV Networks, including MTV: Music Television®, MTV2®, Nickelodeon®, Nick at Nite®, Noggin®, The N®, Nicktoons Network™, Turbo Nick™, VH1®, TV Land®, Spike TV®, CMT®: Country Music Television™, Logo™, Comedy Central®, Comedy Central's MotherLoad™, MTV Desi™, MTV Chi™, MTV Español®, mtvU™, mtvU Uber™, MTV Hits™, MTV Jams™, TEMPO™, MTV Overdrive™, MHD™, VH1 Classic™, VHUno™, VH1 Soul™, VH1 Country™, VH1's Vspot™, Game One™, VIVA™, TMF™, The Box™, Paramount Comedy™, Neopets™, GameTrailers.com™ and IFILM®; and the businesses of BET Networks, which includes BET® (Black Entertainment Television) and BET J™; and other program services, including online programming services such as websites, broadband channels and wireless applications.

    •
    Entertainment: The Entertainment segment includes Paramount Pictures®, which produces and distributes feature motion pictures, Famous Music®, which engages in the music publishing business, and interests in 20 movie theaters.

        Our revenues from the Cable Networks Segment accounted for 70%, 71% and 65% of our revenues for 2005, 2004 and 2003, respectively, our revenues from the Entertainment Segment accounted for 31%, 31% and 36% of our revenues for those periods, and elimination of intercompany revenues accounted for (1)%, (2)% and (1)% of our revenues for those periods.

Revenues

        We have one of the largest collections of cable programming assets in the world, with leading global brands that are attractive advertiser vehicles. Our leading program services reach more than 165 territories through over 120 worldwide cable networks presented in over 25 different languages and reach over 440 million subscriber households worldwide. In the United States, our leading networks program approximately 1,780 hours per week and, according to Nielsen Media Research, reached approximately 150 million television viewers each week in the period from October 2005 to December 2005. Many of our brands, such as MTV, Nickelodeon and VH1, are known worldwide. Interbrand Corp., an international brand consultancy, has regularly cited MTV as one of the world's most valuable brands, including in 2005. Nickelodeon, which as of December 31, 2005 was available in over 300 million television households worldwide, is one of the world's most widely distributed

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

children's television brands and has been the top-rated cable network for children in the United States for the past ten years.

        Our Cable Networks segment revenues depend on the strength of our brands, which significantly affect our ability to attract and retain advertisers and affiliates. Our revenues depend, in part on our success in developing brands that appeal to a wide range of targeted niche audiences and represent demographics sought after by advertisers and affiliates. In addition, the extent of our distribution to specialized audiences and our focus on forging strong connections with our audiences determine whether our networks are an attractive venue for advertisers and affiliates.

        Revenues from the Cable Networks segment are generated principally from advertising sales and affiliate fees. The sale of advertising time is affected by the desirability of viewer demographics, viewer ratings and economic conditions in the marketplace that could alter advertisers' spending habits. Affiliate fees consist of subscription fees from cable television operators, DTH satellite operators and other distributors who carry our networks. Our agreements with our distributors generally are long-term, have staggered expiration dates and provide for built-in rate increases and protected distribution. Other Cable Networks revenues consist of revenues from home entertainment sales of our original cable programming, the licensing and merchandising of our cable and consumer products worldwide and the syndication of cable programming. These revenues are driven primarily by the popularity of our programming airing on our cable networks.

        Cable Network's revenue growth depends on the continued increases in advertising revenues and affiliate fees from our distributors, through the continued production of compelling content. Growth also depends on our ability to successfully expand onto new distribution platforms such as wireless and the Internet as these platforms become increasingly attractive to advertisers. We believe media fragmentation plays to our strengths, and our intent is to take advantage of emerging technological and consumer trends by extending our brands and distributing our content into new forms of integrated digital distribution, such as broadband, wireless, online community, video-on-demand, high-definition programming and other businesses. We aim to achieve this through a combination of organic growth, investment in our existing and complementary businesses, strategic relationships, and focused acquisitions that fit with our current brands and core competencies.

        Revenues from our Entertainment Segment are primarily generated from feature film exploitation, which includes the exploitation of motion pictures in theatrical release, home entertainment, and other means, including network, pay television, syndication and basic cable revenues. Other Entertainment revenues principally relate to music publishing. Entertainment's results of operations substantially depend on the public response to our theatrical and DVD releases, our ability to obtain creative talent and story properties, and our films' distribution and marketing success. Therefore, the results of the Entertainment Segment can be volatile.

        Our strategies for growing Entertainment revenues include implementing a multi-label model capitalizing on MTVN, BET, and DreamWorks brands; owning and increasing our control over international distribution; significantly expanding our home entertainment capabilities; and broadening our portfolio of films with an increased focus on specialty films. Developing synergies across our brands permits us to leverage our core MTVN and BET audiences that open and drive movies. Using our creative and marketing advantages in our common research, talent connections and global marketing activities will also benefit Entertainment.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Operating Expenses

        Operating expenses represented approximately 65% of our total expenses in 2005, 67% in 2004 and 69% in 2003 and consist of the following:

  •
  Production and program expenses. In the Cable Networks segment, these expenses reflect amortization cost of all original and acquired programming exhibited on our cable networks. Production and program expenses are generally variable and depend primarily on the cost of on- and off-screen talent, whether or not scripted and whether animated or live. In the Entertainment segment, production and program expenses relate primarily to the amortization of feature film production costs, and development projects, production overhead and acquisition costs.

  •
  Distribution expenses. These expenses include advertising and other distribution costs incurred primarily with respect to Entertainment product in theatrical or home entertainment release.

  •
  Other operating expenses. These expenses primarily include the cost of home entertainment product as well as licensing and merchandising of Cable Networks product.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses primarily include expenses incurred for selling and marketing, occupancy, insurance, administrative support activities and public company expenses and, in 2005, separation-related costs of $163.5 million.

Depreciation and Amortization

        Our depreciation and amortization primarily relates to owned buildings, leasehold improvements, equipment and transponders, and intangible assets.

Acquisitions and Dispositions

        On October 12, 2005, MTV Networks acquired IFILM Corp., which owns IFILM.com, a video-entertainment website, for $49.0 million. On August 2, 2005, Famous Music acquired The Extreme Music Library Limited and Director's Cuts Production Music Limited for $45.1 million. On June 20, 2005, MTV Networks acquired Neopets for approximately $160.0 million. Neopets is the owner and operator of Neopets.com, a leading online destination and community for kids and young adults, whose members, among other things, create and care for virtual pets.

        During 2004, MTV Networks acquired 97.8% of VIVA, a youth entertainment media company based in Germany, for a total purchase price of $393.6 million and acquired the remainder in 2005 for $8.4 million. During 2003, MTV Networks acquired the remaining 50% interest in Comedy Central that it did not previously own for $1.2 billion.

        On July 22, 2005, Former Viacom sold Famous Players, its Canadian-based theater chain for approximately $400.0 million. In October 2004, Former Viacom completed the split-off of Blockbuster by exchanging the 72 million shares of Blockbuster Class A common stock and 72 million shares of Blockbuster Class B common stock that it owned for 27,961,165 shares of Former Viacom Class A and Class B common stock.

Consolidated Results of Operations—2005 vs. 2004 and 2004 vs. 2003

        The accompanying consolidated financial statements are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company, with operations in two segments: (i) Cable Networks which includes MTV Networks and BET Networks and (ii) Entertainment which includes Paramount Pictures, Famous Music publishing operations and

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

interests in 20 movie theaters. The consolidated financial statements also reflect results from the discontinued operations of Blockbuster Inc. and Famous Players (See Note 4).

        The historical financial statements include allocations of Former Viacom corporate expenses and Paramount Pictures corporate overhead, including accounting, treasury, tax, legal, human resources, information systems and other transactions with Former Viacom. Former Viacom debt, other than capital lease obligations, has not been allocated and the related interest expense is not reflected in results of operations. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein do not necessarily reflect what Viacom's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been if Viacom had been a stand-alone company during the periods presented. Transactions between Viacom and Former Viacom and between Viacom and CBS Corporation have been identified as transactions between related parties.

        The following table sets forth our results of operations:

	Year Ended December 31,
	2005	2004	2003

Revenues	$9,609.6	$8,132.2	$7,304.4
Expenses:
Operating	4,737.4	3,908.0	3,672.6
Selling, general and administrative	2,246.8	1,689.8	1,432.1
Depreciation and amortization	259.0	251.6	197.9

Total expenses	7,243.2	5,849.4	5,302.6

Operating income	2,366.4	2,282.8	2,001.8
Interest expense	(23.0)	(24.2)	(23.2)
Interest income	3.9	3.3	2.2
Other items, net	(29.0)	(17.7)	(24.6)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	2,318.3	2,244.2	1,956.2
Provision for income taxes	(1,020.0)	(808.2)	(787.6)
Equity in earnings (loss) of affiliated companies, net of tax	9.4	(40.0)	(18.2)
Minority interest, net of tax	(3.8)	(3.1)	(3.0)

Net earnings from continuing operations	1,303.9	1,392.9	1,147.4

Discontinued operations (a):
Loss from discontinued operations, net of minority interest	(99.6)	(1,196.5)	(719.4)
Income tax benefit (provision)	52.6	97.3	(83.4)

Net loss from discontinued operations	(47.0)	(1,099.2)	(802.8)

Net earnings before cumulative effect of accounting change	1,256.9	293.7	344.6
Cumulative effect of accounting change, net of taxes	—	—	(6.1)

Net earnings	$1,256.9	$293.7	$338.5

  (a)
  On July 22, 2005, Former Viacom sold Famous Players, its Canadian-based theater chain, to Cineplex Galaxy L.P., and as a result Famous Players is presented as a discontinued operation. In October 2004, the exchange offer for the split-off of Blockbuster was completed. Accordingly, Blockbuster is also presented as a discontinued operation. All prior period amounts have been reclassified to conform to this presentation.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Revenues

        Our revenues for 2005 of $9.61 billion increased $1.48 billion, or 18%, from $8.13 billion for 2004, reflecting 18% growth in Cable Networks and 19% growth in Entertainment. Our revenues for 2004 of $8.13 billion increased $827.8 million, or 11%, from $7.30 billion for 2003, driven by a 20% increase in Cable Networks, partially offset by a decline in Entertainment of 5%.

        For 2005, acquisitions, including IFILM, Extreme Music and Neopets, and VIVA, which was acquired in 2004, contributed incremental revenues of $104.2 million, or 1%, to our revenue growth. In 2004, acquisitions, including VIVA and Comedy Central, which was acquired in 2003, contributed incremental revenues of $306.1 million, or 4%, to our revenue growth.

        The tables below present our revenues by type, net of intercompany eliminations, for each of the years ended December 31, 2005, 2004 and 2003.

Revenues by Type	2005	2004	2005 vs. 2004	2003	2004 vs. 2003

Advertising sales	$3,963.4	$3,349.6	18%	$2,769.0	21%
Feature film exploitation	2,873.4	2,394.5	20%	2,561.7	(7)%
Affiliate fees	1,824.8	1,640.3	11%	1,448.4	13%
Other	948.0	747.8	27%	525.3	42%

Total Revenues	$9,609.6	$8,132.2	18%	$7,304.4	11%

	Year Ended December 31,
Percentage of Revenues by Type	2005	2004	2003

Advertising sales	41%	41%	38%
Feature film exploitation	30%	30%	35%
Affiliate fees	19%	20%	20%
Other	10%	9%	7%

Total	100%	100%	100%

        We generated approximately 22% of our total revenues from international regions in 2005 and 21% in 2004 and 2003.

Year Ended December 31,	2005	Percentage of Total	2004	Percentage of Total	2003	Percentage of Total

United Kingdom	$477.5	22%	$450.2	26%	$450.5	30%
Other Europe	881.7	41%	717.8	42%	514.1	34%
Canada	214.7	10%	125.6	7%	134.4	9%
All other	569.0	27%	420.6	25%	414.5	27%

Total International Revenues	$2,142.9	100%	$1,714.2	100%	$1,513.5	100%

Operating Expenses

        For 2005, operating expenses of $4.74 billion increased $829.4 million, or 21%, from $3.91 billion in 2004. For 2004, operating expenses increased $235.4 million, or 6%, from $3.67 billion in 2003. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

table below presents our operating expenses by type for each of the years ended December 31, 2005, 2004 and 2003:

Operating Expenses by Type	2005	2004	2005 vs. 2004	2003	2004 vs. 2003

Production and program	$3,168.9	$2,426.0	31%	$2,193.7	11%
Distribution	1,179.0	1,172.2	1%	1,258.2	(7)%
Other	389.5	309.8	26%	220.7	40%

Total Operating Expenses	$4,737.4	$3,908.0	21%	$3,672.6	6%

        The major changes in operating expenses were as follows:

        Production and program expenses of $3.17 billion in 2005 increased $742.9 million, or 31%, from $2.43 billion in 2004. Cable Networks expenses grew 19% in line with revenue growth. Entertainment expenses grew 49%, or $421.9 million, driven primarily by two productions War of the Worlds and The Longest Yard. Also contributing to the growth in Entertainment expenses were write-offs of $31.6 million related to management's decision to abandon certain development projects and increases of $20 million in development costs associated with the transition to new leadership at Paramount. For 2004, production and program expenses increased $232.3 million, or 11%, from $2.19 billion in 2003 with an increase in Cable Networks of 23% in line with revenue growth, partially offset by a decrease in Entertainment of 4%, driven by a 19% reduction in development costs and a 3% decline in film amortization, participation and residual expense.

        Distribution expenses of $1.18 billion in 2005 increased $6.8 million, or 1%, from $1.17 billion in 2004. Distribution expenses for 2004 decreased $86.0 million, or 7%, from $1.26 billion in 2003 principally reflecting lower distribution costs for home entertainment releases of feature films.

        Other operating expenses of $389.5 million in 2005 increased $79.7 million or 26% from $309.8 million in 2004 due to higher costs associated with home entertainment sales and licensing, which grew by 29% in Cable Networks. Other operating expenses increased $89.1 million, or 40%, to $309.8 million in 2004 from 2003 principally due to 37% growth in Cable Networks reflecting higher costs associated with home entertainment sales and licensing and additional costs from Comedy Central, acquired in May 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses of $2.25 billion in 2005 increased $557.0 million, or 33%, reflecting separation related charges of $163.5 million, $70.5 million in operating segment severance charges and an increase of $217.9 million, or 16%, in Cable Networks in line with 18% revenue growth. Selling, general and administrative expenses of $1.69 billion in 2004 increased $257.7 million, or 18%, primarily reflecting higher employee-related expenses, severance charges of $28.1 million, as well as twelve months of expenses for Comedy Central, versus seven months in 2003.

Depreciation and Amortization

        For 2005, depreciation and amortization increased $7.4 million, or 3%, from $251.6 million principally driven by higher intangible asset amortization resulting from acquisitions. For 2004, depreciation and amortization increased $53.7 million, or 27%, from $197.9 million in 2003, primarily reflecting capital expenditures increases related to leasehold improvements, equipment and transponders.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Interest Expense

        Interest expense is primarily attributable to capitalized lease obligations. For 2005, interest expense decreased by $1.2 million from $24.2 million. For 2004, interest expense increased by $1.0 million to $24.2 million from $23.2 million in 2003. Interest expense was not materially impacted by the debt incurred by the Company in connection with the payment of the special dividend due to the short period of time the debt was outstanding in 2005. Interest expense will increase substantially in 2006 as our debt is expected to be outstanding for the entire year. See the Unaudited Pro Forma Condensed Consolidated Income Statement.

Interest Income

        For 2005, interest income increased by $.6 million to $3.9 million and for 2004, interest income increased by $1.1 million to $3.3 million versus $2.2 million in 2003.

Other Items, Net

        Other items, net reflected a net loss of $29.0 million for 2005, $17.7 million for 2004 and $24.6 million for 2003, principally consisting of costs associated with securitizing trade receivables of $15.9 million, $7.7 million and $5.7 million, respectively, and foreign exchange losses of $14.3 million, $9.3 million, and $18.9 million, respectively.

Provision for Income Taxes

        The provision for income taxes relates to federal, state, local and foreign income taxes on earnings before income taxes. Our annual effective tax rate was 44.0% in 2005 versus 36.0% in 2004 and 40.3% before the cumulative effect of accounting changes in 2003. Our higher effective rate for 2005 principally reflects the effect of non-deductible separation related expenses of $102.0 million which are included in the total separation costs of $163.5 million. Included in the 2004 rate was the recognition of $77.0 million in tax benefits from the resolution of certain income tax audits in 2004. Former Viacom managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

        Equity in earnings (loss) of affiliated companies, net of tax reflected earnings of $9.4 million for 2005 and losses of $40.0 million for 2004 and $18.2 million for 2003. For 2005, earnings primarily include positive results from MTV Networks international affiliates. For 2004, the loss principally reflected losses from the sale of international theater ventures, partially offset by positive results from other international ventures. For 2003, results principally reflected operating losses from international ventures, partially offset by the positive results of Comedy Central prior to acquisition in May 2003.

Minority Interest, Net of Tax

        Minority interest primarily represented the minority ownership of certain international pay television companies.

Net Loss from Discontinued Operations

        Net loss from discontinued operations reflects the operating results of Blockbuster and Famous Players through their respective dates of disposition. Discontinued operations reflected losses of $47.0 million, $1.1 billion and $802.8 million for 2005, 2004 and 2003, respectively. Former Viacom recognized a net loss of $47.0 million in 2005 in connection with the sale of Famous Players. The loss from discontinued operations in 2004 included a non-cash charge of $1.5 billion ($1.2 billion net of minority interest and tax) for the impairment of Blockbuster goodwill and other long-lived assets in

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

accordance with SFAS 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

        In 2003, we recorded a non-cash impairment charge related to Blockbuster of approximately $1.3 billion ($1.0 billion, net of minority interest and tax) in accordance with SFAS 142. In completing our analysis of the fair value of the video business, several events led to the conclusion that the business had incremental risks that were required to be included in our evaluation of goodwill. Additionally, Blockbuster's review of long-lived assets in conjunction with SFAS 144 resulted in an impairment charge of approximately $18.5 million to reduce the carrying value of certain fixed assets in four international markets.

Cumulative Effect of Accounting Change, Net of Tax

        For 2003, the cumulative effect of accounting change, net of tax, of $6.1 million, resulted from the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations."

Net Earnings

        For 2005, we reported consolidated net earnings of $1.26 billion versus $293.7 million in 2004 and $338.5 million in 2003. The increase in net earnings in 2005 was largely attributable to the decline in net loss from discontinued operations and increased revenues of 18%, partially offset by higher operating expenses. The decrease in net earnings in 2004 was driven by the increase in net loss from discontinued operations partially offset by revenue growth primarily from advertising.

Segment Results of Operations—For the Years Ended December 31, 2005, 2004 and 2003

        The tables below present our revenues, operating income, and depreciation and amortization by segment for each of the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31,	2005	2004	2003

Revenues:
Cable Networks	$6,757.8	$5,745.5	$4,775.3
Entertainment	2,995.3	2,513.7	2,655.8
Eliminations	(143.5)	(127.0)	(126.7)

Total Revenues	$9,609.6	$8,132.2	$7,304.4

Operating Income:
Cable Networks	$2,610.1	$2,265.0	$1,928.9
Entertainment	70.1	154.2	189.7

Segment Total	2,680.2	2,419.2	2,118.6
Corporate expenses	(308.5)	(128.1)	(103.8)
Eliminations	(5.3)	(8.3)	(13.0)

Total Operating Income	$2,366.4	$2,282.8	$2,001.8

Depreciation and Amortization:
Cable Networks	$230.8	$223.2	$171.4
Entertainment	23.0	19.0	16.8
Corporate	5.2	9.4	9.7

Total Depreciation and Amortization	$259.0	$251.6	$197.9

(a)
Eliminations principally reflect intercompany transactions related to the sale of advertising time to Paramount Pictures and the sale of feature films to cable networks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Cable Networks

        Cable Networks contributed 70% of consolidated revenues for the year ended December 31, 2005, 71% for the year ended December 31, 2004 and 65% for the year ended December 31, 2003.

        The table below presents Cable Networks' revenues by type for each of the years ended December 31, 2005, 2004 and 2003.

Revenues by Type	2005	2004	2005 vs 2004	2003	2004 vs. 2003

Advertising sales	$4,035.3	$3,410.2	18%	$2,819.0	21%
Affiliate fees	1,824.8	1,640.3	11%	1,448.4	13%
Other	897.7	695.0	29%	507.9	37%

Total Revenues	$6,757.8	$5,745.5	18%	$4,775.3	20%

2005 vs. 2004

        For 2005, Cable Networks revenues increased $1.01 billion, or 18%, to $6.76 billion principally driven by a $625.1 million, or 18%, increase in advertising revenues, a $184.5 million or 11%, increase in affiliate revenues, and a $202.7 million, or 29%, increase in other revenues. Advertising sales, which represented 60% of total revenues in 2005 and 59% in 2004, reflected double-digit gains across all MTV Networks domestic channels and BET, as well as 26% growth in international markets. Affiliate fees, which represented 27% of Cable Networks revenues in 2005, were up 11% reflecting subscriber and rate increases at MTV Networks from new and existing domestic networks and across international geographies as well as subscriber and rate increases at BET. Other revenues, which represented approximately 13% of Cable Networks revenues in 2005, were up 29%, primarily reflecting higher home video revenues as well as higher syndicated fees for Comedy Central and for VIVA. Acquisitions, including VIVA, IFILM and Neopets, contributed $99 million in incremental revenues in 2005.

        For 2005, Cable Networks operating income increased $345.1 million, or 15%, to $2.61 billion reflecting higher revenues, partially offset by 21% and 20% increases in operating expenses and SG&A, respectively. The increase in operating expenses reflected a $64.1 million increase in original series programming costs at MTV Networks as well as higher amortization expenses associated with new acquired programming, such as CSI: Crime Scene Investigation for Spike, and higher music publishing and license fees. SG&A expenses increased principally due to higher domestic and international marketing expenses of $92.4 million, increased rent and maintenance costs, as well as severance expense of $47.9 million at MTV Networks. Total expenses for 2005 also included the full year impact of VIVA, which was acquired in 2004 and the inclusion of IFILM and Neopets.

2004 vs. 2003

        For 2004, Cable Networks revenues increased $970.2 million, or 20%, to $5.75 billion principally driven by a $591.2 million, or 21%, increase in advertising sales and a $191.9 million, or 13%, increase in affiliate fees and 37% in other. Approximately 13% of Cable Networks revenues were generated from international regions, of which approximately 71% came from Europe. Total international revenue growth was 35%, led by Europe, and domestic revenues grew 19%.

        Advertising sales, which represented 59% of total revenues in 2004 and 2003, grew as a result of an increase in the number of units sold and higher average rates. MTV Networks' advertising sales grew 22%, led by growth at Comedy Central, Nickelodeon and MTV, as well as the inclusion of VIVA. Advertising revenues at BET grew 11%. The growth in affiliate fees, which represented 29% and 30% of total revenues in 2004 and 2003, respectively, was principally driven by rate increases and subscriber

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

growth at domestic channels. Other revenues, increased $187.1 million, or 37%, benefiting from increases in Nickelodeon merchandising and licensing and higher home entertainment revenues led by Chappelle's Show DVD sales and higher international syndication sales.

        For 2004, Cable Networks operating income increased $336.1 million, or 17%, to $2.27 billion reflecting higher revenues, partially offset by a 22% increase in total expenses. The increase in total expenses for the year included an increase in operating expenses of $376.3 million, or 24%, which was driven by higher costs for original and acquired programming, particularly at MTV, VH1, Spike, TV Land and BET. Selling, general and administrative expenses for 2004 increased $205.8 million, or 18%, primarily due to higher sales and marketing-related costs at MTV Networks and increased employee-related expenses. Total expenses also included the full year impact of Comedy Central and the inclusion of VIVA.

        VIVA's results are included as part of MTV Networks, contributed $63.0 million of revenues to Cable Networks for 2004 from the date of acquisition, and contributed 1% to the total revenue increase. Comedy Central, which was acquired in May 2003, contributed 5% to Cable Networks revenue growth for 2004.

Entertainment

        Entertainment contributed 31% of consolidated revenues for the years ended December 31, 2005 and 2004, and 36% for the year ended December 31, 2003. The table below presents Entertainment's revenues by type for each of the years ended December 31, 2005, 2004 and 2003.

Revenues by Type	2005	2004	2005 vs 2004	2003	2004 vs. 2003

Feature film exploitation	$2,898.7	$2,425.4	20%	$2,576.7	(6)%
Other	96.6	88.3	9%	79.1	12%

Total Revenues	$2,995.3	$2,513.7	19%	$2,655.8	(5)%

2005 vs. 2004

        For 2005, Entertainment revenues increased $481.6 million, or 19%, to $3.00 billion, driven by War of the Worlds, The Longest Yard, Coach Carter, Sahara and Four Brothers. Including home entertainment sales, those 5 films more than doubled the performance of comparable 2004 titles including Mean Girls, The Manchurian Candidate, The Stepford Wives, Collateral and Twisted. 2005 also benefited from the carryover impact of the 2004 slate which contributed over $100 million more to 2005 than the 2003 titles contributed to 2004; however, those gains were partially offset by lower sales from older titles and the carryover impact of the 2003 DVD release of The Adventures of Indiana Jones titles in 2004. Approximately 40% of Entertainment's revenues were partially generated from international regions in 2005, principally Europe and Canada.

        For 2005, Entertainment operating income decreased $84.1 million, or 55%, to $70.1 million primarily due to a $31.6 million charge related to the abandonment of development projects started by prior management, severance costs of $22.6 million incurred to adjust Paramount's overhead structure, and incremental development costs of approximately $20 million.

2004 vs. 2003

        For 2004, Entertainment revenues decreased $142.1 million, or 5%, to $2.51 billion principally reflecting lower feature film exploitation revenues, partially offset by higher other revenues from music

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

publishing. Approximately 39% of Entertainment's revenues were generated from international regions in 2004, principally Europe and Canada.

        For 2004, feature film exploitation revenues decreased $151.3 million, or 6%, principally reflecting 11% lower worldwide home entertainment revenues as contributions from 2004 titles, including Mean Girls, School of Rock, The Manchurian Candidate, The Stepford Wives and Paycheck, did not match the success of the prior year's titles led by The Adventures of Indiana Jones—the Complete DVD Movie Collection, How To Lose A Guy In 10 Days and The Italian Job. Worldwide theatrical revenues decreased 3% with releases including Mean Girls, Collateral, Lemony Snicket's A Series of Unfortunate Events, The SpongeBob SquarePants Movie and The Manchurian Candidate. Other revenues, primarily from music publishing, increased $9.2 million, or 12% to $88.3 million in 2004.

        For 2004, Entertainment operating income decreased $35.5 million, or 19%, to $154.2 million primarily due to the revenue decreases noted above, partially offset by a $106.6 million, or 4%, decrease in total expenses primarily from operating expenses. The decrease in operating expenses principally reflected lower film distribution costs, film amortization and participation and residual expenses. Selling, general and administrative expenses increased 13% due in part to a severance charge of $10.4 million recorded in the second quarter of 2004 related to a management change.

        License fees for television exhibition of completed motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to television licensing agreements were approximately $1.1 billion as of December 31, 2005 and $1.2 billion as of December 31, 2004 and 2003 including intercompany revenues of $61.3, $65.9 million and $68.9 million, respectively.

Financial Position

December 31, 2005 vs. December 31, 2004

        Current assets increased by $886.5 million to $3.51 billion at December 31, 2005 from $2.63 billion at December 31, 2004, primarily due to increases in other assets of $256.9 million relating to production distribution advances, accounts receivable of $152.9 million primarily related to higher revenues in 2005, and cash and cash equivalents of $212.2 million.

        Net property and equipment increased to $1.18 billion at December 31, 2005 from $1.10 billion at December 31, 2004, due to capital expenditures of $193.0 million which primarily consists of approximately $75.7 million for information systems and approximately $22.6 million for improvements to Paramount's studio assets.

        Goodwill increased $94.5 million to $10.36 billion at December 31, 2005 from $10.27 billion at December 31, 2004, primarily due to the acquisition of Neopets, Inc.

        Current liabilities increased $483.0 million to $3.27 billion at December 31, 2005 from $2.79 billion at December 31, 2004 primarily due to incremental severance accruals of $67.5 million, transaction cost related accruals of $119.0 million, and higher accounts payable of $197.8 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Cash Flows

        Cash and cash equivalents increased by $211.1 million for the year ended December 31, 2005. The change in cash and cash equivalents was as follows:

Year Ended December 31,	2005	2004	2003

Cash provided by operating activities	$1,627.4	$1,989.9	$1,911.0
Cash used for investing activities	(165.1)	(288.6)	(1,594.6)
Cash used for financing activities	(1,251.2)	(1,844.4)	(220.3)

Increase (decrease) in cash and cash equivalents	$211.1	$(143.1)	$96.1

Operating Activities

        Cash provided by operating activities of $1.63 billion for the year ended December 31, 2005 decreased $362.5 million versus 2004. The decrease was principally due to a decrease in cash flows attributable to discontinued operations of $285.8 million, lower net earnings from continuing operations and higher cash taxes paid in 2005.

        In 2004, cash provided by operating activities increased $78.9 million to $1.99 billion from $1.91 billion for the same prior year period. The increase primarily reflected higher earnings from continuing operations in 2004 and higher receivable collections in 2004, partially offset by a decrease in cash flow provided by discontinued operations in 2004 and the timing of the split-off of Blockbuster which occurred in October 2004. In 2003, cash provided by operating activities increased $310.2 million to $1.9 billion principally due to higher earnings from continuing operations in 2003 and higher cash flow provided by discontinued operations.

Investing Activities

        Cash used for net investing activities of $165.1 million for the year ended December 31, 2005 principally reflected acquisitions of $356.1 million, consisting primarily of the acquisition of Neopets, IFILM and Extreme Music, and capital expenditures of $193.0 million, partially offset by proceeds from dispositions of $404.2 million, primarily from the sale of Famous Players. Capital expenditures of $193.0 million increased $52.5 million, or 37%, principally reflecting increased investment in information systems in part related to the separation from the Former Viacom and leasehold improvements. Capital expenditures for Cable Networks were $142.5 million, $86.9 million and $81.7 million for 2005, 2004 and 2003, respectively. The 64% incremental spending in 2005 is largely attributable to investments in technology and information systems. Entertainment capital expenditures were $46.7 million, $29.2 million and $27.6 million for 2005, 2004 and 2003, respectively. The 60% incremental spending in 2005 primarily relates to information systems and improvements to Paramount's studio assets.

        In 2004, cash used for investing activities of $288.6 million reflected acquisitions of $363.7 million, primarily consisting of the acquisition of VIVA, capital expenditures of $140.5 million and cash flow attributable to discontinued operations of $433.3 million partially offset by the $738.1 million special distribution paid by Blockbuster in the third quarter of 2004. Capital expenditures increased $26.2 million, or 23%, to $140.5 million in 2004. Net cash expenditures for investing activities of $1.6 billion for the year ended December 31, 2003 principally reflected acquisitions of $1.3 billion and capital expenditures of $114.3 million. Acquisitions in 2003 included the acquisition of the remaining 50% interest in Comedy Central for $1.2 billion. Investing activities also included additional investments in affiliated companies which totaled $74.3 million in 2004 and $23.2 million in 2003.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Financing Activities

        Cash used for financing activities principally reflected the net contribution to Former Viacom. Since the businesses of Viacom were held directly or indirectly by Former Viacom, daily cash needs of Viacom were funded by Former Viacom and cash generated by the operations of Viacom was swept daily to Former Viacom for general corporate purposes, including acquisitions and stock repurchases.

        In accordance with the terms of the Separation Agreement, on December 29, 2005 the Company paid a preliminary special dividend to the Former Viacom of $5.4 billion. The dividend reduced the Company's Stockholders' Equity in the Company's Consolidated Balance Sheet as of December 31, 2005 and was funded by borrowings under the Company's term loan facility, which is more fully described in the Liquidity and Capital Resources section. Pursuant to the provisions of the Separation Agreement, the preliminary special dividend is subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005, compared to estimates used to calculate the preliminary dividend paid on December 29, 2005. On March 14, 2006, we received from CBS Corporation an initial statement that the dividend should be increased by a net amount of approximately $460 million. We have begun our assessment of the amount and underlying components of the proposed increase. Pursuant to the Separation Agreement, the parties have up to 65 days to settle on the adjustment before any disputed amounts would become subject to a dispute resolution process. Any additional amount due will be reflected as a direct charge to Stockholders' Equity in the period in which the adjustment amount is determined.

        In 2004, cash flow used for financing activities of $1.8 billion principally reflected the net contribution to Former Viacom of $1.7 billion. In 2003, cash flow uses for financing activities of $220.3 million primarily reflected $361.9 million used by discontinued operations partially offset by $189.1 million of funding from Former Viacom. The funding in 2003 was due to the $1.2 billion acquisition of Comedy Central, partially offset by operating cash flow contributed to Former Viacom.

Stock Repurchase Program

        The Company has a $3.0 billion share repurchase program which was approved by the Former Viacom Board on December 8, 2005 and ratified by our Board on January 26, 2006. As of March 10, 2006, 17.3 million shares had been repurchased in the open market under the program for an aggregate purchase price of approximately $724 million, and an additional 2.0 million shares had been purchased under the NAIRI Agreement for an aggregate purchase price of $83.8 million. See "Transactions Among Companies Owned by or Affiliated with NAI" beginning on page II-29.

Liquidity and Capital Resources

Capital Structure

Viacom Credit Agreement

        As of December 31, 2005, we had credit facilities totaling $9.25 billion, comprised of a $3.25 billion revolving facility due December 2010, and a $6.0 billion term facility with portions due in March 2007 and June 2007 (collectively, the "Credit Facilities").

        The $3.25 billion revolving facility was entered into on December 8, 2005, and became effective on December 31, 2005. As of December 31, 2005, no amounts had been drawn against the facility (see Note 20 to the consolidated financial statements). The primary purpose of this facility is to fund short term liquidity needs and to support future commercial paper borrowings. The $6.0 billion term facility was also entered into on December 8, 2005, and became effective on December 29, 2005. As of

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

December 31, 2005, we had outstanding borrowings of $5.4 billion under the term facility which were used to pay the preliminary special dividend to Former Viacom.

        Borrowing rates under the Credit Facilities are determined at our option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate plus a margin based on our senior unsecured credit rating. We also pay a facility fee based on the total amount of the commitments under the $3.25 billion facility and a portion of the $6.0 billion facility. At our option, we may borrow in certain foreign currencies up to specified limits under the $3.25 billion facility.

        The Credit Facilities contain covenants, which, among other things, require that we maintain a minimum interest coverage ratio. At December 31, 2005, we were in compliance with all covenants under the Credit Facilities. Pursuant to the Credit Facilities, we are not precluded from paying dividends.

At December 31,	2005	2004

Notes payable to banks	$5,405.0	$—
Obligations under capital leases	352.9	345.1

Total debt	5,757.9	345.1
Less current portion	55.8	53.4

Total long-term debt from continuing operations, net of current portion	$5,702.1	$291.7

        The Company's scheduled maturities of long-term debt, excluding capital leases, outstanding at December 31, 2005 were as follows:

	2006	2007	2008	2009	2010	2011 and thereafter

Long-term debt	$—	$5,405.0	$—	$—	$—	$—

        We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under committed bank facilities and future access to capital markets will be sufficient to fund our operating needs, including commitments, contingencies, capital and investing commitments, and our financing requirements. The funding for commitments to purchase programming rights, film operations, and talent contracts will come primarily from cash flow from operations.

        We project anticipated cash requirements, which include capital expenditures, share purchases, acquisitions, and payments on our indebtedness, as well as cash flows generated from operating activities available to meet these needs. Any future net cash funding requirements are expected to be financed with short term borrowings and long-term debt.

        The Company anticipates that future debt maturities will be funded with cash and cash equivalents, cash flows generated from operating activities and future access to capital markets. There can be no assurance that the Company will be able to access capital markets on terms and conditions that will be acceptable to it. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

        As of December 31, 2005, our significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	2011 and thereafter

Programming and talent commitments (1)	$1,064.3	$318.0	$180.8	$167.9	$88.9	$68.8	$239.9
Operating leases(2)	$859.7	$137.7	$127.9	$114.7	$105.4	$73.5	$300.5
Purchase obligations (3)	$95.1	$82.3	$9.1	$1.7	$1.3	$.7	$—
Capital lease obligations (including interest) (4)	$444.9	$76.8	$75.2	68.2	$64.7	$47.1	$112.9
Long-term debt	$5,405.0	$—	$5,405.0	$—	$—	$—	$—
Other long-term liabilities (5)	$989.0	$—	$539.9	$234.8	$100.7	$52.5	$61.1

(1)
Programming and talent commitments primarily include $824.9 million relating to cable programming and feature film production and acquisitions and $234.4 million for talent contracts.

(2)
Includes long-term non-cancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)
Includes capital leases for satellite transponders.

(5)
Long-term contractual obligations primarily consist of participations due to producers and residuals and cable program liabilities.

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements primarily consist of an accounts receivable securitization program and guarantees.

Accounts Receivable Securitization Program

        As of December 31, 2005 and December 31, 2004, we had a total of $450.0 million outstanding under a revolving receivable securitization program. The program resulted in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on our balance sheets. We enter into this arrangement because it provides an additional source of liquidity. The terms of the revolving securitization arrangement require that the receivable pools subject to the program meet certain performance ratios. We are in compliance with the required ratios under the receivable securitization program for all periods presented.

Guarantees

        We follow the recognition provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which we refer to herein as "FIN 45," for guarantees, including indemnities, issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees. The adoption of FIN 45 did not have a significant impact on our financial position, results of operations or cash flows.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

        In connection with the separation, we agreed to indemnify Former Viacom with respect to obligations as guarantor on certain Blockbuster store leases. Blockbuster's obligations under these store leases aggregated approximately $353.0 million at December 31, 2005. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster's indemnification obligations are secured by a $150.0 million letter of credit. The estimated fair value of our indemnification obligation of approximately $53.1 million is reflected in the accompanying Consolidated Balance Sheet at December 31, 2005. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees.

        In the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former Viacom may incur liabilities associated with Famous Players theater leases. Famous Players obligations under these theater leases aggregated approximately $1.02 billion at December 31, 2005. We agreed to indemnify CBS Corporation with respect to any liability under these theater leases. The estimated fair value of these indemnification obligations of approximately $179.9 million is reflected in the accompanying Consolidated Balance Sheet at December 31, 2005.

        In the fourth quarter of 2004, Former Viacom sold substantially all of its 50% equity interest in UCI, which operates movie theaters in Europe, Latin America and Asia. In connection with the separation, we agreed to indemnify CBS Corporation with respect to the obligations of Former Viacom as guarantor on certain UCI theater leases. These guarantees totaled approximately $152.4 million at December 31, 2005 and $177.0 million at December 31, 2004 and are secured by bank guarantees provided by the buyer. Former Viacom had guaranteed UCI's debt obligations under a revolving credit facility which was repaid during the fourth quarter of 2004, and contributed $29.1 million toward the repayment of UCI's debt obligation under the terms of this guarantee.

        We also own a 50% interest in WF Cinema Holdings, L.P. and a 35% interest in Grauman's Theaters LLC. Viacom has guaranteed certain of these theater leases. These guarantees totaled approximately $10.0 million at December 31, 2005 and $13.3 million at December 31, 2004. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2005 as they were provided by the Company prior to the adoption of FIN 45. We agreed to indemnify CBS Corporation with respect to any obligations of Viacom under these guarantees.

        Additionally, we have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $29.8 million at December 31, 2005 and $24.8 million at December 31, 2004 and are not recorded on the balance sheet as of December 31, 2005 and December 31, 2004.

Legal Matters

        In July 2002, judgment was entered in favor of Former Viacom, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the U.S. Court of Appeals for the Fifth Circuit affirmed the federal court judgment. The U.S. Supreme Court refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs appealed the California state court dismissal, as well as a prior denial of class certification. On November 22, 2005, the California Court of Appeal affirmed the trial court's dismissal of the antitrust

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

and conspiracy claims. The court reversed the dismissal of California Unfair Practices Act and Unfair Competition Act claims and remanded those claims to the trial court, except with regard to transactions between Paramount and Blockbuster as to which the trial court dismissal was affirmed. Blockbuster remains a defendant in the case with respect to our transactions with studios other than Paramount. As the result of the split-off of Blockbuster from Former Viacom in 2004, any judgment in this matter adverse to Former Viacom, Blockbuster and/or Paramount Home Entertainment may be allocated 33.33% to Blockbuster and 66.67% to Former Viacom. Pursuant to the Separation Agreement, we have assumed and will indemnify CBS Corporation for Former Viacom's responsibility for losses in this matter.

        On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom. The suits, consolidated as In re Viacom Shareholders Derivative Litigation, relate to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom were executive officers of Former Viacom. Mr. Redstone is currently our Executive Chairman of the Board and Founder and Mr. Freston is our President and Chief Executive Officer. Mr. Moonves is the President and Chief Executive Officer of CBS Corporation. The plaintiffs claim that the compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders. Plaintiffs seek disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom's Board of Directors for alleged breach of fiduciary duty, and other relief. Prior to the separation, Former Viacom moved to dismiss the case on both procedural and substantive grounds. No decision has been rendered on the motion. Former Viacom also was served with several shareholder demands for business records under Delaware law in connection with the shareholders' purported investigations of similar claims. Under the Separation Agreement, liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by Viacom and CBS Corporation.

        In late 2005 and early 2006, Former Viacom was named as a defendant in three lawsuits in the United States District Court for the Northern District of Texas and one lawsuit in the United States District Court for the Southern District of New York, each relating to the 2004 split-off of Blockbuster from Former Viacom. Each of the lawsuits names as defendants NAI, Former Viacom and Blockbuster, and certain of their respective present and former officers and directors, including some individuals who are officers and directors of New Viacom. The Texas lawsuits are purported class actions which allege violations of the federal securities laws. The New York case is a purported class action which alleges that the defendants breached fiduciary obligations to the Blockbuster Investment Plan in violation of the Employee Retirement Income Security Act by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock that were owned by Former Viacom in connection with the 2004 split-off transaction. Plaintiffs in each of the lawsuits allege that the defendants made untrue statements of material facts and concealed and failed to disclose material facts with respect to Blockbuster's business prospects. The lawsuits seek damages in unspecified amounts and other relief. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and its employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement we will indemnify CBS Corporation for any losses arising from these lawsuits.

        We believe that the plaintiffs' positions in these litigations are without merit and intend to vigorously defend ourselves in the litigations. Litigation is inherently uncertain and always difficult to

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Market Risk

        We are exposed to market risk related to foreign currency exchange rates and interest rates. We use or expect to use derivative financial instruments to modify exposure to risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and therefore, we do not hold or enter into financial instruments for speculative trading purposes.

Foreign Exchange Risk

        We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro, foreign currency forward and option contracts are used. Additionally, we designate forward contracts used to hedge future production costs as cash flow hedges, and designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period earnings as part of "Other items, net." We manage the use of foreign exchange derivatives centrally. At December 31, 2005, the notional value of all foreign exchange contracts was $109.1 million, of which $33.6 million related to the hedging of future production costs. The remaining $75.5 million represents hedges of underlying foreign currency balances and expected foreign currency net cash flows. At December 31, 2004, the notional value of all foreign exchange contracts was $174.8 million, of which $74.6 million related to the hedging of future production costs. The remaining $100.2 million represents hedges of underlying foreign currency balances and expected foreign currency net cash flows. At December 31, 2003, the notional value of all foreign exchange contracts of $79.5 million represented hedges of underlying foreign currency balances and expected foreign currency net cash flows.

Interest Rate Risk

        Our interest expense is exposed to movements in short-term rates. Swap agreements may be used to modify this exposure. As of December 31, 2005 and December 31, 2004, there were no interest rate swaps outstanding. We have variable-rate debt that had an outstanding balance of $5.4 billion as of December 31, 2005. Based on our variable-rate obligations outstanding at December 31, 2005, a 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $54.0 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of our cash balance of approximately $361.1 million is invested in variable-rate interest earning assets, we would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Credit Risk

        We continually monitor our positions with, and credit quality of, the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Related Parties

        NAI, through NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation.

Viacom and CBS Corporation Related Party Transactions

        Through our normal course of business, we are involved in transactions with companies owned by or affiliated with CBS Corporation. Through Paramount Pictures, we license motion picture products to CBS Corporation. Paramount Pictures also distributes certain television products on behalf of CBS television in the home entertainment market. MTV Networks and BET recognize advertising revenues for media spending placed by various subsidiaries of CBS Corporation. In addition, we are also involved in transactions with Simon & Schuster and Paramount Parks, wholly owned subsidiaries of CBS Corporation. Total revenues from these transactions were $154.9 million, $157.4 million, and $221.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Through MTV Networks and BET, we purchase television programming from CBS Corporation. The cost of these purchases is initially recorded as program rights inventory and amortized over the life of the contract. In addition, we place advertisements with various subsidiaries of CBS Corporation. The total related party purchases were $173.6 million, of which $78.8 million was for purchases of advertising, $378.2 million, of which $214.1 million was for purchases of programming, and $186.8 million, of which $112.0 million was for purchases of programming, for the years ended December 31, 2005, 2004 and 2003, respectively.

        Transactions with CBS Corporation through the normal course of business, are settled in cash. The following table presents the amounts due from or due to CBS Corporation as reflected in our Consolidated Balance Sheets:

	At December 31, 2005	At December 31, 2004

Amounts Due from CBS Corporation
Receivables	$75.0	$66.8
Other assets	67.3	88.4

Total Due from CBS Corporation	$142.3	$155.2

Amounts Due to CBS Corporation
Accounts payable	$12.4	$13.2
Participants' share, residuals and royalties payable	40.6	9.8
Program rights, current	182.8	177.3
Deferred income, current	13.0	15.0
Other liabilities (program rights, non-current)	238.2	383.4

Total Due to CBS Corporation	$487.0	$598.7

        In connection with the separation, we entered into a Separation Agreement with CBS Corporation that identified assets to be transferred, liabilities to be assumed and obligations of each company following the separation, including indemnification obligations for such liabilities. In addition, we

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

entered into a Transition Services Agreement and a Tax Matters Agreement with CBS Corporation. Such arrangements are further described below and in the notes to the consolidated financial statements.

        Through the normal course of our business, we are involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Separation Agreement

        The following description of the principal provisions of the Separation Agreement between Former Viacom and us is qualified by reference to the text of the Separation Agreement, which is filed as an exhibit to this annual report.

Overview—The Separation Agreement contains the key provisions required to effect the separation of Former Viacom into Viacom and CBS Corporation. The Separation Agreement identified assets transferred, liabilities assumed and contracts assigned to us by CBS Corporation and to CBS Corporation by us in the separation, and described when and how these transfers, assumptions and assignments were to occur. The Separation Agreement also set forth certain agreements between us and CBS Corporation with respect to the period following the separation date. Former Viacom and Viacom executed the Separation Agreement December 19, 2005.

Transfer of Assets and Assumption of Liabilities—The Separation Agreement provided that, subject to the terms and conditions contained in the Separation Agreement, among other matters:

•
All of the assets of Former Viacom primarily related to the Viacom business, as well as certain other specific assets, were retained by or transferred to Viacom or one of Viacom's subsidiaries;

•
Liabilities of Former Viacom were allocated to and assumed by Viacom to the extent they are related to Viacom's business, as well as certain other specified liabilities;

•
Liabilities and assets of Former Viacom not retained by or transferred to us will be liabilities and assets of CBS Corporation;

•
Specified liabilities related to Blockbuster, Famous Players and UCI were assumed by Viacom; and

•
Viacom assumed 50% of any liabilities (i) under applicable law, including U.S. federal or state securities laws, arising from or relating to any documents filed with any governmental authorities, including the SEC, at or prior to the date of the separation in connection with the separation, (ii) arising from or relating to any action commenced with respect to the separation against Former Viacom, us or CBS Corporation and (iii) except to the extent otherwise allocated to Viacom or CBS Corporation, arising from, relating to or involving a general corporate matter of Former Viacom, including any claim under U.S. federal or state securities laws or for breach of fiduciary duty, that relates to events that took place prior to the date of the separation.

Special Cash Dividend to Former Viacom—In accordance with the terms of the Separation Agreement, on December 29, 2005 the Company paid a preliminary special dividend to the Former Viacom of $5.4 billion, which amount is subject to adjustment as more fully described above and in Note 1 to the consolidated financial statements.

Expenses—Under the Separation Agreement, Viacom is responsible for transaction costs up to $195.0 million and Viacom and CBS Corporation are equally responsible for any amounts over $195.0 million. We recorded $163.5 million in 2005 in separation costs principally for professional services fees.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

Indemnification Obligations—Pursuant to the Separation Agreement, each company indemnified the other company and the other company's officers, directors and employees for any losses arising out of its failure to perform or discharge any of the liabilities it assumed pursuant to the Separation Agreement, its businesses as conducted as of the date of the separation and its breaches of shared contracts.

Legal Matters—In general, under the Separation Agreement, Viacom assumed the liability for, and control of, all pending and threatened legal matters related to its own business or assumed liabilities and will indemnify the other party for any liability arising out of or resulting from such assumed legal matters. Liability for, and control of, future litigation claims against Viacom for events that took place prior to, on or after the date of the separation generally will be assumed by the company operating the business to which the claim relates or, in the case of businesses which were sold or discontinued prior to the date of the separation, or for other matters agreed to be indemnified, the company which has assumed the liabilities. Viacom agreed to cooperate in defending any claims against both of Viacom and CBS Corporation for events that took place prior to, on, or after the date of the separation.

Employee Matters—The Separation Agreement allocated liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement and welfare benefit obligations. In general, the Separation Agreement provides that, following the separation, Viacom is responsible for all employment and benefit-related obligations and liabilities related to current employees who work for Viacom immediately following the separation, former Former Viacom employees who most recently worked for other businesses and operations that became part of Viacom immediately following the separation, former Former Viacom employees who most recently worked for certain other businesses and operations that were sold or discontinued prior to the separation, and certain other former employees of Former Viacom as set forth in the Separation Agreement (and, in each case, their dependents and beneficiaries). Liability for benefit-related obligations and liabilities of former employees of Former Viacom who most recently worked for the Former Viacom corporate office or the Paramount Pictures corporate office (other than those who accepted a post-separation position with CBS Corporation or Viacom) and certain Former Viacom corporate office employees who will remain employed by CBS Corporation and provide transition services following the separation is shared equally by Viacom and CBS Corporation.

        Effective as of the separation, employees of Viacom, other than overlapping employees, do not participate in Former Viacom's employee benefit plans and Viacom established its own employee benefit plans that are substantially similar to the plans sponsored by Former Viacom prior to the separation. The Separation Agreement provided for the transfer of assets and liabilities, as applicable, relating to the pre-separation participation of Viacom employees and certain former Former Viacom employees (as set forth in the Separation Agreement) in various Former Viacom retirement, welfare, incentive compensation and employee benefit plans from such plans to the applicable new plans established by Viacom.

Limitations on Certain Acquisitions—Subject to limited exceptions, the Separation Agreement provides that none of Viacom, any subsidiary of Viacom or any person that is controlled by Viacom after the separation will own or acquire an interest in a radio or television broadcast station, television broadcast network or daily newspaper, if such ownership or acquisition would (i) cause CBS Corporation, any subsidiary of CBS Corporation or any entity controlled by CBS Corporation after the date of the separation to be in violation of U.S. federal laws limiting the ownership or control of radio broadcast

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

stations, television broadcast stations, television broadcast networks or (ii) limit in any manner at any time under such laws CBS Corporation's ability to acquire additional interests in a radio or television broadcast station and/or television broadcast network. These restrictions will terminate when none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws.

        The Separation Agreement also provides that neither Viacom, any subsidiary of Viacom or any person controlled by Viacom nor CBS Corporation, any subsidiary of CBS Corporation or any person controlled by CBS Corporation will acquire any asset, enter into any agreement or accept or agree to any condition that purports to bind, or subjects to a legal order, the other company, its subsidiaries or any person it controls without such other party's written consent.

        In addition, neither Viacom, any subsidiary of Viacom or any person controlled by Viacom nor CBS Corporation, or subsidiary of CBS Corporation or any person controlled by CBS Corporation will own or acquire an interest in a cable television operator if such ownership would subject the other company to any U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors to which it is not then subject. These restrictions will terminate for each company on the earliest of (1) the fourth anniversary of the separation, (2) the date on which none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the separation.

Dispute Resolution—The Separation Agreement provides that each company will use commercially reasonable efforts to resolve expeditiously any disputes between the parties on a mutually acceptable negotiated basis, which may include the escalation of any dispute to senior management of each company or, in certain cases, the appropriate strategic business unit or division at either company. If the companies are unable to resolve disputes in this manner, they will be referred to a committee consisting of one non-overlapping director from each company and, if still not resolved, such disputes will be resolved through arbitration.

Tax Matters Agreement

        The following description of the principal provisions of the Tax Matters Agreement between Former Viacom and us is qualified by reference to the text of the Tax Matters Agreement, a form of which was filed as an exhibit to this annual report.

        The Tax Matters Agreement sets forth Viacom's responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods before and including the merger, the preparation and filing of income tax returns for such periods, disputes with taxing authorities regarding income taxes for such periods and indemnification for income taxes that would become due if the merger were taxable. Viacom will generally be responsible for federal, state and local, and foreign income taxes for periods before the merger relating to Viacom's respective businesses. Income tax liabilities relating to discontinued operations and previously disposed businesses have been allocated in accordance with the principles applicable under the Separation Agreement for liabilities relating to those operations and businesses. Other income tax liabilities, including items that do not specifically relate to either business, will be shared equally. Viacom and CBS Corporation will generally be jointly responsible for managing any dispute relating to income taxes for which both parties may be responsible. The Tax Matters Agreement also provides that, depending on the event, Viacom may have to indemnify CBS Corporation, or CBS Corporation may have to indemnify Viacom, for some or all of the taxes resulting from the transactions related to the merger and the distribution of Viacom common stock if the merger and distribution do not qualify as tax-free under Sections 355 and 368 of the Code.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

Transition Services Agreement

        Viacom and CBS Corporation entered into a Transition Services Agreement pursuant to which Viacom and CBS Corporation will provide certain specified services to each other on an interim basis following the separation, including the following services: general information systems and technology services, benefits and human resource information systems, uplinking facilities, payroll services, domain name administration, web hosting services and other limited services consistent with past practices for terms ranging from six months to three years.

        In connection with the Transition Services Agreement, the Company will provide CBS Corporation and CBS Corporation will provide the Company with various support services for certain of their respective businesses including data center, payroll and uplink services for various periods subsequent to the date of separation. No amounts have been reflected in the accompanying Consolidated Income Statements as the separation occurred on December 31, 2005.

Transactions Among Companies Owned by or Affiliated with NAI

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the year ended December 31, 2005 and for the years ended December 31, 2004 and 2003, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $14.6 million, $11.2 million and $9.6 million, respectively.

        NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway Games Inc. ("Midway") as of March 9, 2006. Midway places advertisements on several of Viacom's cable networks from time to time. During the years ended December 31, 2005, 2004 and 2003, transactions with Midway totaled approximately $5.9 million, $5.5 million and $1.4 million, respectively. We believe that these transactions were no more or less favorable to us than would have obtained from unrelated parties. We may continue to enter into similar business transactions with Midway in the future.

        On December 21, 2005, Viacom entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom Class B common stock each month such that the ownership percentage of Viacom Class A common stock and Viacom Class B common stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases by Viacom of shares of Viacom common stock under Viacom's $3.0 billion stock purchase program which was approved, along with the NAIRI Agreement, by the Former Viacom Board on December 8, 2005 and ratified by our Board on January 26, 2006. As of March 10, 2006, 2.0 million shares had been purchased under the NAIRI Agreement for an aggregate purchase price of $83.8 million.

        In September 2005, Cinemas International Corporation N.V., a joint venture between Former Viacom and Vivendi Universal, agreed to sell its Brazilian movie operations to NAI for approximately $27.5 million in a transaction that closed in October 2005. The sale was discussed with multiple potential purchasers and negotiated on terms we believe are no more or less favorable than those that might have been negotiated with an unaffiliated party.

        In the normal course of business, we are involved in other related party transactions that have not been material in any of the periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

Critical Accounting Policies

        Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which we refer to herein as "FRR 60," suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in their application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

  •
  Motion Picture Accounting—Feature film exploitation revenues and related expenses are recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films," which we refer to herein as "SOP 00-2." Revenues from theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home entertainment product sales, net of anticipated returns, are recognized upon shipment to our customers. Revenues from the licensing of feature films and television programming for exhibition in television markets are recognized upon or availability of the material for telecasting by the licensee and when certain other conditions are met.

  •
  Sales Returns and Uncollectible Accounts—At the time of sale of home entertainment product and consumer products, we record as a reduction of revenue the estimated impact of returns, rebates and other incentives. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economics trends and changes in customer demand and acceptance of our product. Based on management's analysis of sales returns and allowances reserves totaling $401 million and $275 million have been established at December 31, 2005 and 2004, respectively.

    Management also continually evaluates accounts receivable and makes judgments as to their ultimate collectibility. Judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts, and an analysis of receivables aging that determines the percentage that has historically been uncollected by aged category. Using this information management reserves an amount that is estimated to be uncollectible. Based on management's analysis of uncollectible accounts, reserves totaling $138.6 million and $124.1 million have been established at December 31, 2005 and 2004, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

  •
  Multiple-Element Transactions—Multiple element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. Multiple element transactions can involve:

    Contemporaneous purchases and sales.  We sell a product, for example the sale of advertising time, to a customer and at the same time purchase goods or services from that customer. We account for each transaction negotiated contemporaneously based on the respective fair values of the goods or services purchased and the goods sold. In determining the fair value of the respective elements we refer to quoted market prices, historical transactions or comparable cash transactions. In addition, evidence of fair value for one element of a transaction may provide support for the fair value of the other element of a transaction.

    Sales of multiple products or services.  We sell multiple products to a counterparty, for example we enter into an affiliation agreement with a cable system operator for the carriage of several of our cable networks. If we have objective fair value evidence for each deliverable in the transaction then we account for each deliverable separately, based on the relevant revenue recognition policies.

    Purchases of multiple products or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service.  We purchase multiple products or services from a counterparty; for example one of our cable networks licenses a package of programming from a counterparty to air over a period of time. If we have objective fair value evidence for each product or service being purchased then we account for each item separately, based on the relevant cost recognition policies.

  •
  Gross Versus Net Revenue Recognition—In the normal course of business we act as or use an agent in the distribution activities of feature film and DVD exploitation. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expenses so that the net amount, gross revenues less distribution expenses, is reflected in Operating Income.

    To the extent we are acting as a principal in a transaction, we report revenue on a gross basis. To the extent we are acting as an agent in a transaction, we report revenue on a net basis. In determining whether we are acting as principal or agent in a transaction we exercise judgment and base our evaluation pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent".

  •
  Program Rights—The Company acquires rights to programming and produces programming to exhibit on its cable networks. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related costs are recorded when the license period has begun, and when the program is accepted and available for airing.

  •
  Pension—Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected return on plan assets assumption was derived using the current and expected asset allocation as well as expected returns on various classes of the pension plan assets. For 2005, the

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

    unrecognized actuarial loss for pension increased principally as a result of increasing the rate of compensation increase for the Company's major plans from 3.5% in 2004 to 4.0% in 2005 causing higher expected payouts in future periods. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $4.1 million on 2005 pension expense and would change the projected benefit obligation by approximately $22.2 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $.5 million.

  •
  Taxes—We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with SFAS 109, "Accounting for Income Taxes". Our annual tax rate is based on our taxable earnings, statutory U.S. federal, state, and foreign tax rates as well as tax planning strategies implemented by us in the various jurisdictions in which we operate. Significant judgment is required in determining the annual tax rate and in evaluating our tax positions. An estimated effective tax rate for a year is applied to quarterly operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider tax benefits from the resolution of prior year tax matters to be such items. Deferred income taxes and the significant items giving rise to the deferred assets and liabilities reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law. We also establish reserves when we believe that certain positions, while supportable, are probable to be challenged by the tax authorities. These reserves, along with any related interest, are adjusted, when facts and circumstances change, such as the progress of a tax audit.

  •
  Goodwill, Intangible Assets, Long-Lived Assets and Investments—We test goodwill and other intangible assets for impairment at least annually to ensure the fair value of our reporting units continue to exceed the related book value in accordance with SFAS 142. A reporting unit can be a reportable segment or a level below the reportable segment. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill and a non-cash charge would be required.

    In accordance with SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

    The determination of the cash flows in testing goodwill, intangibles and long-lived assets is based upon assumptions and forecasts that may not be representative of actual future performance. We did not record any impairment charges for continuing operations during the years presented.

Recent Pronouncements

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections," which we refer to herein as "SFAS 154," a replacement of APB

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," which is effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. Viacom does not expect the implementation of SFAS 154 to have a significant impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which we refer to herein as "SFAS 123," (revised 2004) "Share-Based Payment," which we refer to herein as "SFAS 123R." SFAS 123R revises SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which we refer to herein as "APB 25." SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the SEC issued a ruling that amended the effective date for SFAS 123R. As a result, we adopted SFAS 123R effective January 1, 2006.

        The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation of all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate value of unvested options as determined using a Black-Scholes option valuation model, was $64.4 million. Upon adoption of SFAS 123R, the majority of this amount will be recognized over the remaining vesting period of these options.

2005 Pro Forma Financial Information

        In order to provide readers with a more meaningful basis of comparison of our 2005 results with results in future periods, information relating to revenues, pro forma operating income, pro forma net earnings from continuing operations and net earnings from continuing operations per share has been provided in the following table. There are no pro forma adjustments to revenues. This pro forma financial information is presented as if the separation had occurred at the beginning of 2005. Management believes the assumptions and allocations are reasonable. However, the pro forma results do not necessarily represent what the actual results would have been had Viacom been a stand alone public company; nor are they necessarily indicative of future results.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(tabular dollars in millions, except per share amounts)

        The following supplemental financial data presented for the year ended December 31, 2005, are intended to facilitate analysis of our business and operating performance.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT
YEAR ENDED DECEMBER 31, 2005
(In millions, except per share amounts)

	Historical	Pro Forma Adjustments	Pro Forma

Revenues	$9,609.6	$—	$9,609.6
Expenses:
Operating	4,737.4	—	4,737.4
Selling, general and administrative(1)(2)	2,246.8	(151.9)	2,094.9
Depreciation and amortization(2)	259.0	20.9	279.9

Total expenses	7,243.2	(131.0)	7,112.2

Operating income	2,366.4	131.0	2,497.4
Interest expense(3)	(23.0)	(215.4)	(238.4)
Interest income	3.9	—	3.9
Other items, net	(29.0)	—	(29.0)

Earnings from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	2,318.3	(84.4)	2,233.9
Provision for income taxes(4)	(1,020.0)	69.8	(950.2)
Equity in earnings of affiliated companies, net of tax	9.4	—	9.4
Minority interest, net of tax	(3.8)	—	(3.8)

Net earnings from continuing operations	1,303.9	(14.6)	1,289.3

Net earnings from continuing operations per common share(5):
Basic	$1.73	—	$1.72

Diluted	$1.73	—	$1.71

Weighted average number of common shares outstanding:
Basic	751.6	—	751.6

Diluted	751.6	1.1	752.7

(1)
Pro forma adjustment eliminates the impact of separation-related costs of $163.5 million.
(2)
Pro forma adjustments of $32.5 million (including $11.6 million adjustment to selling, general and administrative and $20.9 million adjustment to depreciation and amortization) necessary to increase Paramount and Corporate overhead expenses to reflect our cost base as a stand alone public company.
(3)
Pro forma adjustment to interest expense as if $5.4 billion of debt was outstanding as of January 1, 2005, calculated based on actual interest rates in effect throughout 2005.
(4)
Pro forma adjustment to the provision for income taxes calculated using blended statutory rates in effect for 2005.
(5)
Basic Earnings per Share ("EPS") is computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding for the full year. Diluted EPS is computed by dividing net earnings by the number of shares issued and outstanding at the date of separation adjusted to give effect to all potentially dilutive common shares weighted for the full year-ended December 31, 2005.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Response to this is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING

        Management has prepared and is responsible for our consolidated financial statements and related notes. They have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management. Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm ("independent auditor"), who have expressed their opinion with respect to the presentation of these statements.

        We became a new registrant on November 28, 2005 and our separation from the Former Viacom was effective on December 31, 2005. As a result, for 2005 we were not subject to the requirements of Section 404 of the Sarbanes-Oxley Act relating to internal controls. Former Viacom, which included the business segments we acquired from them, was nonetheless subject to these requirements in 2005. As a result of the separation, modifications to internal controls have occurred and will continue to occur as we evaluate the optimal design of our internal controls as a separate public company.

        The Audit Committee of the Board of Directors, which is comprised solely of independent directors within the meaning of the NYSE corporate governance listing standards and the Sarbanes-Oxley Act of 2002, meets periodically with the independent auditor, with our internal auditors, with our general counsel, as well as with other members of management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for retaining the independent auditor for the coming year, subject to stockholder ratification. The independent auditor, the internal auditors and the general counsel have full and free access to the Audit Committee with and without management's presence.

VIACOM INC.
By:	/s/	THOMAS E. FRESTON

Thomas E. Freston President and Chief Executive Officer
By:	/s/	MICHAEL J. DOLAN

Michael J. Dolan Executive Vice President and Chief Financial Officer
By:	/s/	JACQUES TORTOROLI

Jacques Tortoroli Senior Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York
March 16, 2006

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In millions, except per share amounts)

	Year Ended December 31,
	2005	2004		2003

Revenues	$9,609.6		$8,132.2		$7,304.4
Expenses:
Operating	4,737.4		3,908.0		3,672.6
Selling, general and administrative	2,246.8		1,689.8		1,432.1
Depreciation and amortization	259.0		251.6		197.9

Total expenses	7,243.2		5,849.4		5,302.6

Operating income	2,366.4		2,282.8		2,001.8
Interest expense	(23.0)		(24.2)		(23.2)
Interest income	3.9		3.3		2.2
Other items, net	(29.0)		(17.7)		(24.6)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	2,318.3		2,244.2		1,956.2
Provision for income taxes	(1,020.0)		(808.2)		(787.6)
Equity in earnings (loss) of affiliated companies, net of tax	9.4		(40.0)		(18.2)
Minority interest, net of tax	(3.8)		(3.1)		(3.0)

Net earnings from continuing operations	1,303.9		1,392.9		1,147.4

Discontinued operations:
Loss from discontinued operations, net of minority interest	(99.6)		(1,196.5)		(719.4)
Income tax benefit (provision)	52.6		97.3		(83.4)

Net loss from discontinued operations	(47.0)		(1,099.2)		(802.8)

Net earnings before cumulative effect of accounting change	1,256.9		293.7		344.6
Cumulative effect of accounting change, net of taxes	—		—		(6.1)

Net earnings	$1,256.9		$293.7		$338.5

Basic earnings (loss) per common share:
Net earnings from continuing operations	$1.73		$1.85		$1.53
Net loss from discontinued operations	$(.06)		$(1.46)		$(1.07)
Net earnings before cumulative effect of accounting change	$1.67		$.39		$.46
Cumulative effect of accounting change	$—		$—		$(.01)
Net earnings	$1.67	$	..39	$	..45
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$1.73		$1.85		$1.53
Net loss from discontinued operations	$(.06)		$(1.46)		$(1.07)
Net earnings before cumulative effect of accounting change	$1.67		$.39		$.46
Cumulative effect of accounting change	$—		$—		$(.01)
Net earnings	$1.67		$.39		$.45
Weighted average number of common shares outstanding:
Basic	751.6		751.6		751.6
Diluted	751.6		751.6		751.6

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$361.1	$148.9
Receivables, less allowances of $138.6 (2005) and $124.1 (2004)	1,981.7	1,828.8
Inventory	506.6	396.6
Deferred tax assets, net	132.0	13.5
Prepaid expenses	150.3	99.7
Other current assets	381.1	124.2
Current assets of discontinued operations	—	14.6

Total current assets	3,512.8	2,626.3

Property and Equipment:
Land	239.5	239.5
Buildings	201.0	220.8
Capital leases	523.0	498.7
Equipment and other	1,354.7	1,303.0

	2,318.2	2,262.0
Less accumulated depreciation and amortization	1,138.3	1,157.1

Net property and equipment	1,179.9	1,104.9

Inventory	2,973.2	2,740.4
Goodwill	10,361.4	10,266.9
Intangibles	370.8	250.2
Deferred tax assets, net	—	435.1
Other assets	717.5	691.3
Other assets of discontinued operations	—	325.7

Total Assets	$19,115.6	$18,440.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$394.0	$196.2
Accrued expenses	920.6	656.6
Accrued compensation	281.0	296.9
Participants' share, residuals and royalties payable	673.0	626.4
Program rights	321.2	295.4
Deferred income	284.5	272.6
Current portion of capital leases	55.8	53.4
Other current liabilities	338.5	325.2
Current liabilities of discontinued operations	—	62.9

Total current liabilities	3,268.6	2,785.6

Long-term debt	5,405.0	—
Long-term capital leases	297.1	291.7
Deferred tax liabilities, net	41.2	—
Participants' share, residuals and royalties payable	471.7	405.1
Program rights	459.8	530.8
Other liabilities	1,381.9	904.5
Other liabilities of discontinued operations	—	46.5
Commitments and contingencies (Note 15)
Minority interest	2.4	11.3
Minority interest of discontinued operations	—	.1
Stockholders' Equity:
Class A common stock, par value $.001 per share; 375.0 shares authorized; 65.7 (2005) shares issued	.1	—
Class B common stock, par value $.001 per share; 5,000.0 shares authorized; 685.9 (2005) shares issued	.7	—
Additional paid-in capital	7,837.3	—
Invested capital	—	13,465.2
Accumulated other comprehensive income (loss)	(50.2)	9.3
Accumulated other comprehensive income (loss) from discontinued operations	—	(9.3)

Total Stockholders' Equity	7,787.9	13,465.2

Total Liabilities and Stockholders' Equity	$19,115.6	$18,440.8

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2005	2004	2003

Operating Activities:
Net earnings	$1,256.9	$293.7	$338.5
Plus: Net loss from discontinued operations	47.0	1,099.2	802.8
Plus: Cumulative effect of accounting change, net of minority interest and tax	—	—	6.1

Net earnings from continuing operations	1,303.9	1,392.9	1,147.4
Adjustments to reconcile net earnings from continuing operations to net cash flow from operating activities:
Provision for deferred taxes	20.1	10.8	42.5
Depreciation and amortization	259.0	251.6	197.9
Equity in (earnings) loss of affiliated companies, net of tax	(9.4)	40.0	18.2
Distributions from affiliated companies	44.5	16.3	36.0
Minority interest, net of tax	3.8	3.1	3.0
Change in operating assets and liabilities:
Increase in receivables	(98.4)	(76.3)	(533.7)
(Increase) decrease in inventory and related program and participation liabilities, net	(184.9)	(117.6)	223.3
(Increase) decrease in other assets	(109.7)	(13.0)	6.0
Increase in accounts payable and accrued expenses	405.1	221.1	65.5
(Decrease) increase in deferred income	(5.3)	(33.2)	46.7
Other, net	18.3	28.0	20.6
Net cash flow (used for) provided by operating activities attributable to discontinued operations	(19.6)	266.2	637.6

Net cash flow provided by operating activities	1,627.4	1,989.9	1,911.0

Investing Activities:
Acquisitions, net of cash acquired	(356.1)	(363.7)	(1,284.0)
Capital expenditures	(193.0)	(140.5)	(114.3)
Investments in and advances to affiliated companies	(8.8)	(74.3)	(23.2)
Proceeds from dispositions	404.2	—	—
Special distribution received from Blockbuster	—	738.1	—
Other, net	(5.7)	(14.9)	15.2
Net cash flow used for investing activities attributable to discontinued operations	(5.7)	(433.3)	(188.3)

Net cash flow used for investing activities	(165.1)	(288.6)	(1,594.6)

Financing Activities:
Borrowings from banks, net of deferred financing costs	5,401.5	—	—
Special dividend to Former Viacom	(5,400.0)	—	—
Net contribution from/to Former Viacom	(1,182.9)	(1,734.0)	189.1
Payment of capital lease obligations	(61.1)	(52.1)	(41.5)
Other, net	(8.4)	(7.9)	(6.0)
Net cash flow used for financing activities attributable to discontinued operations	(0.3)	(50.4)	(361.9)

Net cash flow used for financing activities	(1,251.2)	(1,844.4)	(220.3)

Net increase (decrease) in cash and cash equivalents	211.1	(143.1)	96.1
Cash and cash equivalents at beginning of year (includes $1.1 (2005), $234.8 (2004) and $153.4 (2003) of discontinued operations cash)	150.0	293.1	197.0

Cash and cash equivalents at end of year (includes $0 (2005), $1.1 (2004) and $234.8 (2003) of discontinued operations cash)	$361.1	$150.0	$293.1

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

	Year Ended December 31,
	2005	2004	2003

Class A common stock:
Balance, beginning of year	—	—	—
Issuance of 65.7 million as a result of separation from Former Viacom	.1	—	—

Balance, end of year	.1	—	—
Class B common stock:
Balance, beginning of year	—	—	—
Issuance of 685.9 million as a result of separation from Former Viacom	.7	—	—

Balance, end of year	.7	—	—
Additional Paid-In Capital:
Balance, beginning of year	—	—	—
Capitalization as a result of separation from Former Viacom	7,837.3	—	—

Balance, end of year	$7,837.3	$—	$—

Invested Capital:
Balance, beginning of year	$13,465.2	$15,844.2	$15,394.3
Acquisitions	356.1	363.7	1,284.0
Disposals	(391.1)	(963.0)	—
Special dividend to Former Viacom	(5,400.0)	—	—
Net earnings	1,256.9	293.7	338.5
Net contribution to CBS Corporation	(1,449.0)	(2,073.4)	(1,172.6)
Capitalization as a result of separation from Former Viacom	(7,838.1)	—	—

Balance, end of year	$—	$13,465.2	$15,844.2

Accumulated Other Comprehensive Income (Loss) from Continuing Operations:
Balance, beginning of year	9.3	19.7	(32.2)
Other comprehensive income (loss)	(59.5)	(10.4)	51.9

Balance, end of year	$(50.2)	$9.3	$19.7

Accumulated Other Comprehensive Loss from Discontinued Operations:
Balance, beginning of year	(9.3)	(48.2)	(113.5)
Other comprehensive income from discontinued operations	9.3	38.9	65.3

Balance, end of year	—	(9.3)	(48.2)

Total	$7,787.9	$13,465.2	$15,815.7

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2005	2004	2003

Comprehensive Income:
Net earnings	$1,256.9	$293.7	$338.5

Other Comprehensive Income (Loss) from continuing operations, net of tax:
Minimum pension liability adjustment	(9.4)	(10.9)	5.9
Cumulative translation adjustments	(47.2)	(2.9)	42.3
Change in fair value of cash flow hedges	(2.7)	2.9	3.2
Unrealized gain (loss) on securities	(.2)	.8	.5
Reclassification adjustment for net realized gains	—	(.3)	—

Total Other Comprehensive Income (Loss) from continuing operations, net of tax	(59.5)	(10.4)	51.9
Other Comprehensive Loss from discontinued operations, net of tax and minority interest	9.3	38.9	65.3

Total Other Comprehensive Income (Loss), net of tax	(50.2)	28.5	117.2

Total Comprehensive Income	$1,206.7	$322.2	$455.7

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Separation

        On December 31, 2005, Viacom Inc. ("Viacom" or the "Company") became a stand-alone public company in connection with Viacom's separation from the former Viacom Inc. (the "Former Viacom"). Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom known as "New Viacom Corp." and acquired all of the its initial businesses from the Former Viacom. Such businesses include MTV Networks ("MTVN") (including, among other networks, MTV Music Television, MTV 2, VH1, Nickelodeon, Nick at Nite, Comedy Central, CMT: Country Music Television, Spike TV and TV Land), BET, Paramount Pictures, Paramount Home Entertainment and Famous Music. The separation was effected through a merger, pursuant to which Viacom Merger Sub Inc. was merged with Former Viacom, with Former Viacom continuing as the surviving entity and being renamed CBS Corporation, and New Viacom Corp. being renamed Viacom Inc.

        On December 31, 2005, in connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation class B common stock. Holders of Viacom Class A and B common stock received cash in lieu of fractional shares.

        In accordance with the terms of the Separation Agreement, on December 29, 2005 the Company paid a preliminary special dividend to the Former Viacom of $5.4 billion. The dividend reduced the Company's Stockholders' Equity in the accompanying Consolidated Balance Sheet as of December 31, 2005 and was funded by borrowings under the Company's term loan facility, which is more fully described in Note 10. Pursuant to the provisions of the Separation Agreement, the preliminary special dividend is subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005, compared to estimates used to calculate the preliminary dividend paid on December 29, 2005. On March 14, 2006, the Company received from CBS Corporation an initial statement that the dividend should be increased by a net amount of approximately $460 million. Viacom has begun its assessment of the amount and underlying components of the proposed increase. Pursuant to the Separation Agreement, the parties have up to 65 days to settle on the adjustment before any disputed amounts would become subject to a dispute resolution process. Any additional amount due will be reflected as a direct charge to Stockholders' Equity in the period in which the adjustment amount is determined.

        The Separation Agreement further provided that the Company is responsible for the first $195.0 million in costs directly related to the separation. Amounts incurred in excess of $195.0 million will be funded equally between the Company and CBS Corporation. Included as a component in selling, general and administrative expenses in the Company's Consolidated Income Statement for the year ended December 31, 2005 is $163.5 million of transaction costs reflected as period expenses. Such amounts principally included investment banking and other professional fees.

        Also, in connection with the separation, Viacom and CBS Corporation entered into certain agreements in order to govern certain of the ongoing relationships between Viacom and CBS Corporation after the separation. These agreements include a Transition Services Agreement and a Tax Matters Agreement. Related party arrangements are more fully described in Notes 3 and 10.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Basis of Presentation

        The accompanying consolidated financial statements of the Company are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company, with operations in two segments: (i) Cable Networks and (ii) Entertainment.

        The assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. The indebtedness of Former Viacom, other than certain capital lease obligations, was not transferred to Viacom as it remains the indebtedness of CBS Corporation. Prior to the separation, Former Viacom centrally managed the cash flows generated from the Company's various businesses. The Invested Capital balance included as a component of Stockholders' Equity in the Company's Consolidated Balance Sheet through the date of separation includes accumulated earnings of the Company as well as receivables/payables due to/from CBS Corporation resulting from cash transfers and intercompany activity. Interest was not charged or credited on amounts due to/from Viacom.

        The Consolidated Income Statements include allocations of Former Viacom corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services as well as depreciation and amortization on allocated costs, to reflect the utilization of such shared services and assets by the Company. Total corporate costs allocated to the Company, excluding separations costs, were approximately $162.0 million, $136.2 million, and $112.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and were primarily included in Selling, General and Administrative expenses in the accompanying Consolidated Income Statements. Management believes the methodologies used to allocate charges for the services described above are reasonable.

        The consolidated financial statements may not necessarily reflect Viacom's results of operations, financial position and cash flows in the future or what Viacom's results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone company during the periods presented. As described above, none of the indebtedness of Former Viacom other than capital lease obligations was assigned to the Company as it remains the indebtedness of CBS Corporation. Accordingly, debt service cost is not reflected in the Company's Consolidated Income Statements.

        Famous Players and Blockbuster Inc. have been reported as discontinued operations for all periods presented. Famous Players was sold on July 22, 2005 and Blockbuster was split-off from Former Viacom in 2004. (See Note 4).

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates—The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and costs of feature film product, sales returns, allowance for doubtful accounts, impairment testing of long-lived assets and for other reserves. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and investments in which it holds more than 50% ownership in subsidiaries. Investments in

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

affiliated companies over which the Company has a significant influence and ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments in which the Company's ownership interest is 20% or less over which the Company has no significant influence are accounted for under the cost method. All significant intercompany transactions have been eliminated. All related party transactions between the Company and CBS Corporation have not been eliminated in these consolidated financial statements (See Notes 1, 3 and 13).

        The Company applies the guidelines set forth in Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R") in assessing its interests in variable interest entities to determine whether to consolidate that entity. The application of FIN 46R has not had a material impact on the Company's financial statements.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments.

        Inventories—Inventories related to theatrical and cable programs (which includes direct production costs, theatrical production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized and estimated liabilities for residuals and participations are accrued, for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. These estimates are periodically reviewed and adjustments if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations.

        The costs of theatrical development projects are amortized over a three year period unless they are abandoned earlier, in which case these projects are written down to their estimated net realizable value in the period the decision to abandon the project is determined.

        The Company estimates that approximately 93% of unamortized costs of completed and released films at December 31, 2005 will be amortized within the next three years. Approximately $381 million of unamortized costs for completed and released films, and completed but not released films are expected to be amortized during the next twelve months. As of December 31, 2005, unamortized acquired film libraries of approximately $111 million remain to be amortized on a straight-line basis over an average remaining life of eight years.

        Program Rights—The Company acquires rights to programming and produces programming to exhibit on its cable networks. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related costs and obligations are recorded when the license period has begun, and when the program is accepted and available for airing.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings	20 to 40 years
Equipment and other (including capital leases)	3 to 15 years

        Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the life of the lease.

        Depreciation expense, including capitalized lease amortization, was $188.0 million in 2005, $190.9 million in 2004 and $145.7 million in 2003. Amortization expense related to capital leases was

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

$53.9 million in 2005, $44.2 million in 2004 and $28.1 million in 2003. Accumulated amortization of capital leases was $188.4 million at December 31, 2005 and $187.2 million at December 31, 2004.

        Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangibles, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

        Goodwill and Intangible Assets—The Company follows the guidance established by Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of subscriber and music rights agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years and are reviewed for impairment at least annually. Intangible assets with indefinite lives and goodwill are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge.

        Discontinued Operations—On June 13, 2005, Former Viacom announced that it reached an agreement to sell Famous Players, its Canadian-based theater chain. The transaction closed on July 22, 2005, with a sale price of approximately $400.0 million. In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. and as a result, the consolidated financial statements of the Company present Blockbuster and Famous Players as discontinued operations for all periods presented, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Revenue Recognition—Advertising revenues are recognized in the period during which advertising spots are aired. Subscriber fees for Cable Networks are recognized in the period the service is provided. Cable launch incentive fees to affiliates are capitalized and amortized as a contra-revenue item. Revenue associated with audience deficiency units is deferred until the period in which make good units are aired.

        In accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP-002"), Entertainment revenues from theatrical distribution of motion pictures are recognized as motion pictures are exhibited. Revenues from DVD and videocassette sales of motion pictures are recognized upon shipment to customers. Revenues from video revenue sharing agreements are recognized as earned. Revenues from the licensing of motion pictures and other programming on domestic and international premium subscription program services, broadcast and basic cable networks, and individual television stations are recognized upon availability of the motion picture for telecast except for pay-per-view which is recognized upon purchase by the consumer. On average, the length of the initial revenue cycle for motion pictures approximates four to seven years. Revenues arising from television license agreements are recognized in the period that the motion picture or television series is available for telecast.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        Sales of Multiple Products or Services—The Company follows Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" for revenue recognition of revenues derived from a single contract that contains multiple products or services.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $888.0 million in 2005, $915.5 million in 2004 and $912.5 million in 2003.

        Sales Returns and Allowances—The Company records a provision for sales returns and allowances at the time of sale based upon an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $28.5 million in 2005, $30.1 million in 2004 and $32.1 million in 2003.

        Income Taxes—For federal income tax purposes, the Company files a consolidated income tax return with CBS Corporation. Pursuant to the Tax Matters Agreement with CBS Corporation, the Company determines its federal tax liability principally on a separate company basis and pays any liability to CBS Corporation. State tax returns are filed on an individual company basis except for certain states where they are filed on a combined basis with CBS Corporation. Pursuant to the Tax Matters Agreement, the Company determines its state tax liability for those combined states on a separate company basis and pays any liability to CBS Corporation.

        The Company accounts for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Pension and Other Postretirement Benefits—The determination of the Company's obligation and expense for pension and postretirement benefits and transfer of plan assets to cover such obligations is based on assumptions which were actuarially determined. The Company believes such allocation methodologies are reasonable and consistent with the Separation Agreement.

        Interest—Costs associated with any issuance of debt are expensed as interest over the term of the related debt.

        Foreign Currency Translation and Transactions—The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses, are included as a separate component of stockholders' equity in accumulated other comprehensive income. Foreign currency transaction gains and losses have been included in "Other items, net" in the Consolidated Income Statements.

        Net Earnings (Loss) per Common Share—Basic Earnings per Share ("EPS") are computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding for the full year for all periods presented. Diluted

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

EPS for the year ended 2005 is computed by dividing net earnings by the number of shares issued and outstanding at the date of the separation through the end of the year adjusted to give effect to all potentially dilutive common shares weighted from the date of the separation. Diluted EPS for the years prior to 2005 is equal to basic earnings per share as no dilutive securities were outstanding for those periods.

        Comprehensive Income (Loss)—As of December 31, 2005, minimum pension liability adjustment is net of a tax benefit of $15.0 million.

	Minimum Pension Liability Adjustment	Cumulative Translation Adjustments	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Other Comprehensive Income (loss) from Discontinued Operations	Accumulated Other Comprehensive Loss

At December 31, 2002	$(8.8)	$(19.1)	$(3.5)	$(.8)	$(113.5)	$(145.7)
2003 Activity	5.9	42.3	3.2	.5	65.3	117.2

At December 31, 2003	(2.9)	23.2	(.3)	(.3)	(48.2)	(28.5)
2004 Activity	(10.9)	(2.9)	2.9	.5	38.9	28.5

At December 31, 2004	(13.8)	20.3	2.6	.2	(9.3)	—
2005 Activity	(9.4)	(47.2)	(2.7)	(.2)	9.3	(50.2)

At December 31, 2005	$(23.2)	$(26.9)	$(.1)	$—	$—	$(50.2)

        Stock-based Compensation—The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and does not recognize compensation expense for the stock option grants because options are not issued at exercise prices below market value at date of grant. Employees were granted options to purchase shares of the Former Viacom's Class B common stock under the Former Viacom's Long-Term Management Incentive Plan (See Note 12).

        On March 8, 2005, the Compensation Committee of the board of directors of the Former Viacom approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater (on a pre-conversion basis) granted under the Former Viacom's 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted to employees of the Company from 1999 through 2004 with respect to approximately 12 million shares of Former Viacom's class B common stock were subject to this acceleration which was effective as of March 8, 2005. Since these options had exercises prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Former Viacom expected the acceleration to have a positive effect on employee morale, retention and perception of option value. As the exercise prices of the option grants were in excess of the Company's common stock price at the time of the acceleration of the vesting, no compensation expense was required to be recognized. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidated Statement of Operations under SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). Incremental expense of $105.9 million associated with the acceleration was recorded in the 2005 option expense pro forma disclosure which follows.

        The following table reflects the effect on net earnings from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005. See Note 12 for detailed assumptions.

Year Ended December 31,	2005	2004	2003

Net earnings from continuing operations	$1,303.9	$1,392.9	$1,147.4
Option expense, net of tax	(140.3)	(119.5)	(87.8)

Net earnings from continuing operations after option expense	$1,163.6	$1,273.4	$1,059.6
Basic earnings (loss) per common share:
Net earnings from continuing operations	$1.73	$1.85	$1.53
Net earnings from continuing operations after option expense	$1.55	$1.69	$1.41
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$1.73	$1.85	$1.53
Net earnings from continuing operations after option expense	$1.55	$1.69	$1.41

        For the years ended December 31, 2005, 2004 and 2003, if the Company had applied the fair value recognition provision of SFAS 123, an additional expense of $.6 million, $15.7 million and $19.0 million, respectively, would have been recognized in discontinued operations.

        Accounting Changes—For 2003, the cumulative effect of accounting change, net of minority interest and tax, of $(6.1) million, resulted from the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations."

        Derivative Instruments and Hedging Activities—SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133") requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

        Reclassifications—Certain amounts have been reclassified to conform to the 2005 presentation.

        Recent Pronouncements—In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. The Company does not expect the implementation of SFAS 154 to have any impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a ruling that

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

amended the effective date for SFAS 123R. As a result, the Company adopted SFAS 123R on January 1, 2006.

        The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation of all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate value of unvested options as determined using a Black-Scholes option valuation model, was approximately $64.4 million. Upon adoption of SFAS 123R, such amount will be recognized over the remaining vesting period of these options.

3) RELATED PARTY TRANSACTIONS

        NAI is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, the controlling shareholder of NAI through NAIRI, is the Executive Chairman of the Board and Founder of the Company and CBS Corporation.

Viacom and CBS Corporation Related Party Transactions

        The Company, in the normal course of business, is involved in transactions with companies owned by or affiliated with CBS Corporation. The Company, through Paramount Pictures, licenses motion picture products to CBS Corporation. Paramount Pictures also distributes certain television products for a fee on behalf of CBS Corporation's television production group in the home entertainment market. MTV Networks and BET recognize advertising revenues for media spending placed by various subsidiaries of CBS Corporation. In addition, the Company is involved in transactions with Simon & Schuster and Paramount Parks, wholly owned subsidiaries of CBS Corporation. Total revenues from these transactions were $154.9 million, $157.4 million, and $221.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company, through MTV Networks and BET, purchases television programming from CBS Corporation. The cost of these purchases is initially recorded as program rights inventory and amortized over the life of the contract. In addition, the Company places advertisements with various subsidiaries of CBS Corporation. The total related party purchases were $173.6 million, of which $78.8 million was for purchases of advertising, $378.2 million, of which $214.1 million was for purchases of programming, and $186.8 million, of which $112.0 million was for purchases of programming, for the years ended December 31, 2005, 2004 and 2003, respectively.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table presents the amounts due from or due to CBS Corporation as reflected in our consolidated balance sheet:

	At December 31, 2005	At December 31, 2004

Amounts Due from CBS Corporation
Receivables	$75.0	$66.8
Other assets	67.3	88.4

Total Due from CBS Corporation	$142.3	$155.2

Amounts Due to CBS Corporation
Accounts payable	$12.4	$13.2
Participants' share, residuals and royalties payable	40.6	9.8
Program rights, current	182.8	177.3
Deferred income, current	13.0	15.0
Other liabilities (program rights—non-current)	238.2	383.4

Total Due to CBS Corporation	$487.0	$598.7

        As discussed in Note 1, the Company also entered into a Transition Services Agreement with CBS Corporation, pursuant to which the Company will provide CBS Corporation and CBS Corporation will provide the Company with various support services for certain of their respective businesses including data center, payroll and uplink services for various periods subsequent to the date of separation. No amounts have been reflected in the accompanying Consolidated Income Statements as the Separation occurred on December 31, 2005.

Relationship between Viacom and Other Related Parties

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the year ended December 31, 2005 and for the years ended December 31, 2004 and 2003, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $14.6 million, $11.2 million, $9.6 million, respectively.

        NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway Games Inc. ("Midway") as of March 9, 2006. Midway places advertisements on several of Viacom's cable networks from time to time. During the years ended December 31, 2005, 2004 and 2003, transactions with Midway totaled approximately $5.9 million, $5.5 million and $1.4 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into similar business transactions with Midway in the future.

        On December 21, 2005, Viacom entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom class B common stock each month such that the ownership percentage of Viacom class A common stock and Viacom class B common stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Viacom common stock under Viacom's $3.0 billion stock purchase program which was approved, along with the NAIRI Agreement, by the Former Viacom Board on December 8, 2005 and ratified by our Board on January 26, 2006.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        In September 2005, Cinemas International Corporation N.V., a joint venture between Former Viacom and Vivendi Universal, agreed to sell its Brazilian movie operations to NAI for approximately $27.5 million in a transaction that closed in October 2005. The sale was discussed with multiple potential purchasers and negotiated on terms we believe are no more or less favorable than those that might have been negotiated with an unaffiliated party.

        The Company, in the normal course of business, is involved in other related party transactions that have not been material in any of the periods presented.

4) DISCONTINUED OPERATIONS

        On July 22, 2005, Former Viacom sold Famous Players Inc., its Canadian-based theater chain, for approximately $400 million. Famous Players has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

        In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. ("Blockbuster") (NYSE: BBI and BBI.B). Under the terms of the offer, Former Viacom accepted 27,961,165 shares of Former Viacom common stock in exchange for the 144 million common shares of Blockbuster that Former Viacom owned. Each share of Former Viacom Class A or Class B common stock accepted for exchange by Former Viacom was exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock. The Company has agreed to indemnify CBS Corporation with respect to its obligations as guarantor on certain Blockbuster store leases (See Note 15).

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The following table sets forth the Company's net loss attributable to Blockbuster Inc. and Famous Players, which are presented as discontinued operations:

	Blockbuster	Famous Players	Total

Year Ended December 31, 2005

Revenues from discontinued operations	$—	$208.0	$208.0

Loss from discontinued operations	$—	$(25.1)	$(25.1)
Loss on disposal of discontinued operations	—	(72.9)	(72.9)
Minority interest	—	(1.6)	(1.6)

Loss from discontinued operations	—	(99.6)	(99.6)
Income tax benefit	—	52.6	52.6

Net loss from discontinued operations	$—	$(47.0)	$(47.0)

Year Ended December 31, 2004
Revenues from discontinued operations	$4,528.9	$392.5	$4,921.4

Loss from discontinued operations	$(1,404.2)	$(11.6)	$(1,415.8)
Loss on disposal of discontinued operations	(38.2)	—	(38.2)
Minority interest	259.7	(2.2)	257.5

Loss from discontinued operations, net of minority interest	(1,182.7)	(13.8)	(1,196.5)
Income tax benefit	92.4	4.9	97.3

Net loss from discontinued operations	$(1,090.3)	$(8.9)	$(1,099.2)

Year Ended December 31, 2003
Revenues from discontinued operations	$5,911.7	$386.9	$6,298.6

Loss from discontinued operations	$(878.8)	$1.0	$(877.8)
Minority interest	160.0	(1.6)	158.4

Loss from discontinued operations, net of minority interest	(718.8)	(.6)	(719.4)
Income tax (provision) benefit	(83.6)	.2	(83.4)

Net loss from discontinued operations	$(802.4)	$(.4)	$(802.8)

        In 2004, the loss from discontinued operations of $1.4 billion primarily reflects a non-cash impairment charge of $1.5 billion for the impairment of goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144. Blockbuster performed an interim impairment test of its goodwill during the third quarter of 2004 because of factors surrounding the Former Viacom's exchange offer for the split-off of Blockbuster. In 2003, the loss from discontinued operations of $877.8 million primarily reflects a non-cash impairment charge of $1.3 billion recorded in accordance with SFAS 142. In completing its analysis of the fair value of the video business, several events led Blockbuster to conclude that the business had incremental risks that were required to be included in the evaluation of goodwill. Additionally, Blockbuster's review of long-lived assets in conjunction with SFAS 144 resulted in an impairment charge of approximately $18.5 million to reduce the carrying value of certain fixed assets in four international markets. These charges were included in loss from discontinued operations for the year ended December 31, 2003.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The following table presents the major classes of assets and liabilities of Famous Players:

At December 31, 2004

Current assets (including cash and cash equivalents of $1.1)	$14.6
Long-term assets	325.7

Total Assets	$340.3

Current liabilities (including current debt of $.3)	$62.9
Long-term debt	6.0
Other liabilities	40.5

Total Liabilities	$109.4

        The net cash flow provided by operating activities attributable to Blockbuster of $236.6 million in 2004 reflects Blockbuster activities prior to the completion of the split-off. The net cash flow used for investing activities attributable to Blockbuster of $(421.0) million primarily consists of Blockbuster cash and capital expenditures of $221.9 million and $183.6 million, respectively. The net cash flow used for financing activities attributable to Blockbuster of $(49.0) million primarily reflects the special distribution of $5 per Blockbuster's common share for a total of approximately $738.1 million offset by the proceeds from Blockbuster's new credit facilities. Refer to Note 15 Commitments and Contingencies for discussion of guarantees relating to discontinued operations.

5) GOODWILL AND OTHER INTANGIBLE ASSETS

        For the year ended December 31, 2005, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2004	Acquisitions (a)	Adjustments(b)	Balance at December 31, 2005

Cable Networks	$8,964.0	$226.2	$(171.7)	$9,018.5
Entertainment	1,302.9	—	40.0	1,342.9

Total	$10,266.9	$226.2	$(131.7)	$10,361.4

  (a)
  Principally relates to the acquisitions of Neopets, Inc., and IFILM Corp.

  (b)
  Primarily includes reclassifications to other intangible assets and foreign currency translation.

        At December 31, 2005 and December 31, 2004, the Company had approximately $370.8 million and $250.2 million of intangible assets, respectively. Included in this amount were intangible assets with indefinite lives for MTVN trademarks for approximately $115.5 million at December 31, 2005 and approximately $33.5 million at December 31, 2004. These assets are not subject to amortization.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets subject to amortization and the related accumulated amortization were as follows:

At December 31, 2005	Gross	Accumulated Amortization	Net

Subscriber agreements	$406.5	$(288.6)	$117.9
Other intangible assets	161.8	(24.4)	137.4

Total	$568.3	$(313.0)	$255.3

At December 31, 2004	Gross	Accumulated Amortization	Net

Subscriber agreements	$406.5	$(235.7)	$170.8
Other intangible assets	55.2	(9.3)	45.9

Total	$461.7	$(245.0)	$216.7

        Amortization expense relating to intangible assets was $71.0 million (2005), $60.7 million (2004), and $52.2 million (2003). The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2006	2007	2008	2009	2010

Amortization expense	$70.7	$56.7	$17.9	$16.7	$15.3

6) SEVERANCE AND OTHER CHARGES

        In conjunction with the separation, the overhead structures at MTVN and Paramount were rationalized. In 2005, the Company recorded charges of $47.9 million and $22.6 million at MTVN and Entertainment respectively.

        In 2004, the Company recorded severance charges of $28.1 million, related to the terminations of the former Entertainment Segment Chairman and the former President and Chief Operating Officer of the Former Viacom. Their allocation of the severance charges were recorded in selling, general and administrative expenses in the Entertainment Segment for $10.4 million and in Corporate expenses for $17.7 million. Also in 2004, MTVN recorded a decrease of $9.7 million to severance accruals due to a change in estimate for a 2001 charge and revised its initial estimate of severance liabilities for the acquisition of Comedy Central by $1.6 million.

        In 2003, charges of $18.0 million were recorded at MTVN principally reflecting $9.3 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and $8.4 million for lease termination costs. The charges were reflected in the Consolidated Income Statement as part of selling, general and administrative expenses for the year ended December 31, 2003. Severance payments continue through 2005 since certain employees were paid out over the terms of their employment contracts.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes the activity for the restructuring charges discussed above:

Balance At December 31, 2002	$18.3
2003 Charges	18.0
2003 Severance Payments	(9.2)
2003 Lease Payments	(4.0)

Balance At December 31, 2003	23.1
2004 Severance Payments	(3.9)
2004 Lease Payments	(3.7)
Revision to initial estimate	(8.1)

Balance At December 31, 2004	7.4
2005 Charges	70.5
2005 Severance Payments	(2.7)
2005 Lease Payments	(.3)

Balance At December 31, 2005	$74.9

7) ACQUISITIONS

        On December 9, 2005, the Company and its subsidiary Paramount Pictures Corporation ("Paramount") entered into a purchase agreement (the "Agreement") with DreamWorks LLC and certain holders of outstanding membership interests in DreamWorks LLC identified therein (the "Sellers"), pursuant to which the Company acquired all of the outstanding limited liability company interests in DreamWorks LLC upon the terms and subject to the conditions set forth in the Agreement for approximately $1.6 billion, including the assumption of debt and certain other obligations. Paramount also entered into an exclusive seven-year distribution agreement with DreamWorks Animation SKG, Inc. At the date of the agreement, the Company paid $75.0 million as a deposit against the purchase price. The acquisition was completed on January 31, 2006 (See Note 20).

        On October 12, 2005, the Company acquired IFILM for $49.0 million. IFILM's results have been consolidated as part of the Cable Networks Segment, effective from the date of the acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired of approximately of $47.1 million was allocated to goodwill. The allocation of the purchase price is pending a final evaluation of the fair value of the assets acquired and liabilities assumed.

        On August 2, 2005, the Company acquired Extreme Music for $45.1 million. Extreme Music's results have been consolidated as part of Entertainment Segment, effective from the date of the acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired of approximately of $44.8 million has been allocated to intangible assets. The allocation of the purchase price is pending a final evaluation of the fair value of assets acquired and liabilities assumed.

        On June 20, 2005, the Company acquired Neopets, Inc. for approximately $160.0 million. Neopets, Inc.'s results have been consolidated as part of Cable Networks, effective from the date of the acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired of approximately of $154.0 million was allocated to goodwill and other intangibles. The allocation of the purchase price is pending a final evaluation of the fair value of assets acquired and liabilities assumed.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        In August 2004, the Company acquired 75.8% of VIVA Media AG for $306.9 million. Pursuant to a tender offer, the Company subsequently purchased additional shares of VIVA Media AG, raising total ownership to 97.8% for a total purchase price of $393.6 million. VIVA Media AG's results have been included as part of Cable Networks since the date of acquisition. In June 2005, the Company acquired the remaining 2.2% interest in VIVA Media AG that it did not own for a total purchase price for $8.4 million.

        On May 22, 2003, the Company acquired the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired of approximately $1.0 billion was allocated to goodwill and other intangibles. The final allocation of the purchase price was based on the fair value of Comedy Central's assets acquired and liabilities assumed.

        Pro forma results of operations have not been presented for the acquisitions completed during the years ended December 31, 2005, 2004 and 2003, as the results of the acquired companies, not already consolidated, either individually or in the aggregate were not material to the Company's financial results before the acquisitions.

8) INVENTORY

At December 31,	2005	2004

Theatrical:
Released (including acquired film libraries)	$699.3	$682.8
Completed, not released	46.2	66.0
In process and other	483.2	361.1
Program rights	2,098.3	1,915.4
Merchandise inventory	109.3	65.9
Other	43.5	45.8

Total Inventory	3,479.8	3,137.0
Less current portion	506.6	396.6

Total Non-Current Inventory	$2,973.2	$2,740.4

9) INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in, Nickelodeon U.K. (50% owned), MTV Brazil (30% owned), MTV Japan (36% owned), WF Cinema Holding L.P. (50% owned) and Grauman's Theatres LLC (35% owned).

        Equity investments of $147.2 million and $110.9 million are recorded in "other assets" in the consolidated balance sheets at December 31, 2005 and 2004, respectively. For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference included in the equity investment balance was $50.8 million and $39.6 million at December 31, 2005 and 2004, respectively.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

10) BANK FINANCING AND DEBT

        Long-term debt consists of the following:

At December 31,	2005	2004

Notes payable to banks	$5,405.0	$—
Obligations under capital leases	352.9	345.1

Total debt	5,757.9	345.1
Less current portion	55.8	53.4

Total long-term debt from continuing operations, net of current portion	$5,702.1	$291.7

        The Company's scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2005 were as follows:

	2006	2007	2008	2009	2010	2011 and thereafter

Long-term debt	$—	$5,405.0	$—	$—	$—	$—

Viacom Credit Agreements

Term Facility

        On December 8, 2005, the Company entered into a $6.0 billion term loan credit agreement ("Term Facility"). The Term Facility, became effective upon the initial borrowing thereunder used to fund the preliminary special dividend paid to the Former Viacom shortly prior to the separation.

        The Term Facility consists of two tranches, (i) Tranche A, a single-draw term loan in the principal amount of $4.75 billion, which is due and payable on March 29, 2007 and (ii) Tranche B, a multi-draw term loan in the principal amount of $1.25 billion, which is due and payable on June 29, 2007. The net proceeds of any offering of long-term debt securities by the Company must be used to prepay the Term Facility. Borrowing rates under the Term Facility are determined at the Company's option at the time of each borrowing and are generally based on the prime rate in the United States or LIBOR plus a specified margin. The Company pays a facility fee based on the total amount of the Tranche B commitments under the Term Facility and a utilization fee on the Tranche B borrowings if outstanding borrowings under the Term Facility exceed 50% of the total amount of the commitments thereunder. On December 29, 2005, the Company borrowed $4.75 billion under Tranche A and $655 million under Tranche B to fund the preliminary special dividend. The Company may make further borrowings under the Tranche B of the Term Facility for general corporate purposes, including acquisitions and commercial paper backup. As of December 31, 2005, the Company had unused borrowings under Tranche B totaling $595.0 million in the aggregate.

        The Term Facility contains covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2005, the Company was in compliance with all covenants under the Term Facility.

Revolving Credit Facility

        On December 8, 2005, Viacom entered into a $3.25 billion five-year credit agreement (the "Revolving Facility"). The Revolving Facility became effective at the time of the Separation.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        Borrowing rates under the Revolving Facility are to be determined at the Company's option at the time of each borrowing and are to be generally based on the prime rate in the United States or LIBOR plus a specified margin. The Company pays a facility fee based on the total amount of the commitments under the Revolving Facility and a utilization fee if outstanding borrowings exceed 50% of the total amount of the commitments thereunder. Borrowings under the Revolving Facility are expected to be used for general corporate purposes, including acquisitions and commercial paper backup. It is expected that the Company will borrow under the Revolving Facility from time to time. As of December 31, 2005, the Company had no borrowings under the Revolving Facility.

        The Viacom Credit Facilities contains covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2005, the Company was in compliance with all covenants under the Term Facility. Provided the Company is in compliance with debt covenants, the Company is not precluded from paying dividends.

Accounts Receivable Securitization Program

        As of December 31, 2005 and December 31, 2004, the Company had a total of $450.0 million outstanding under a revolving receivable securitization program. The program resulted in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's Consolidated Balance Sheets. The Company enters into this arrangement because it provides an additional source of liquidity. The terms of the revolving securitization arrangement requires that the receivable pools subject to the program meet certain performance ratios. As of December 31, 2005, the Company was in compliance with the required ratios under the receivable securitization program.

11) FINANCIAL INSTRUMENTS

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of "Other items, net."

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements may be used to modify this exposure. As of December 31, 2005, there were no interest rate swaps outstanding.

        At December 31, 2005, the notional value of all foreign exchange contracts was $109.1 million, of which $33.6 million related to the hedging of future production costs. The remaining $75.5 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        At December 31, 2004, the notional value of all foreign exchange contracts was $174.8 million, of which $74.6 million related to the hedging of future production costs. The remaining $100.2 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        At December 31, 2005, the Company did not have any interest rate cash flow hedges outstanding.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2005, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

12) STOCKHOLDERS' EQUITY

        The following is a description of the material terms of Viacom's capital stock. The following description is not meant to be complete and is qualified by reference to Viacom's certificate of incorporation and bylaws and the Delaware General Corporation Law.

        Common Stock—All issued and outstanding shares of Viacom Class A common stock and Viacom Class B common stock are identical and stockholders are entitled to the same rights and privileges, except as provided in the Viacom certificate of incorporation as described below.

        Voting Rights. Holders of Viacom Class A common stock are entitled to one vote per share. Holders of Viacom Class B common stock do not have any voting rights, except as required by Delaware law. Generally, all matters to be voted on by Viacom stockholders must be approved by a majority of the aggregate voting power of the shares of Class A common stock present in person or represented by proxy, except as required by Delaware law.

        Dividends. Stockholders of Viacom Class A common stock and Viacom Class B common stock will share ratably in any cash dividend declared by the Viacom Board of Directors, subject to any preferential rights of any outstanding preferred stock. Viacom does not currently pay a cash dividend, and any decision to pay a cash dividend in the future will be at the discretion of the Viacom Board of Directors and will depend on many factors. If the Company's Board of Directors declares a dividend of any securities of Viacom or another entity, the Board of Directors will determine whether the stockholders of Viacom Class A common stock and Class B common stock are to receive identical securities or to receive different classes or series of securities, but only to the extent such differences are consistent in all material respects with any differences between New Viacom Class A common stock and New Viacom Class B common stock.

        Conversion. So long as there are 5,000 shares of Viacom Class A common stock outstanding, each share of Viacom Class A common stock will be convertible at the option of the holder of such share into one share of Viacom Class B common stock.

        Liquidation Rights. In the event of liquidation, dissolution or winding-up of Viacom, all stockholders of Viacom common stock, regardless of class, will be entitled to share ratably in any assets available for distributions to stockholders of shares of Viacom common stock subject to the preferential rights of any outstanding preferred stock.

        Split, Subdivisions or Combination. In the event of a split, subdivision or combination of the outstanding shares of Viacom Class A common stock or Viacom Class B common stock, the outstanding shares of the other class of Viacom common stock will be divided proportionally.

        Preemptive Rights. Shares of Viacom Class A common stock and Class B common stock do not entitle a stockholder to any preemptive rights enabling a stockholder to subscribe for or receive shares of stock of any class or any other securities convertible into shares of stock of any class of Viacom. The

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Viacom Board of Directors has the power to issue shares of authorized but unissued Viacom Class A common stock and Class B common stock without further stockholder action, subject to the requirements of applicable law and stock exchanges. Viacom's certificate of incorporation authorizes 375 million shares of Class A common stock and 5 billion shares of Class B common stock. The number of authorized shares of Viacom Class A common stock and Class B common stock could be increased with the approval of the stockholders of a majority of the outstanding shares of Viacom Class A common stock and without any action by the holders of shares of Viacom Class B common stock.

        Other Rights. The Viacom certificate of incorporation provides that Viacom may prohibit the ownership of, or redeem, shares of its capital stock in order to ensure compliance with, or prevent the applicability of limitations imposed by, the requirements of U.S. laws or regulations applicable to specified types of media companies.

        Preferred Stock—In connection with the separation, the Company's capital stock includes 25 million authorized shares of preferred stock with a par value of $.001 per share. At December 31, 2005, none of the 25 million authorized shares of the preferred stock is issued and outstanding.

        Stock Repurchase Program—The Company has put into place a $3.0 billion share repurchase program which was approved by the Former Viacom Board on December 8, 2005 and ratified by Viacom's Board on January 26, 2006.

        Long-Term Incentive Plan—The Company has a Long-Term Management Incentive Plan (the "LTMIP") under which stock options and Restricted Share Units ("RSU") are outstanding. The purpose of the LTMIP is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The LTMIP provides for awards of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units, phantom shares, dividend equivalents, performance awards and other equity related awards and cash payments. The stock options generally vest over a three-to five-year period from the date of grant and expire eight to ten years after the date of grant. A total of 41,423,086 shares of the Company's Class B common stock was reserved for issuance to employees of the Company for future exercise of stock options outstanding as of December 31, 2005. There were an aggregate of 50 million options and RSU's available for future grant under the LTMIP.

        Conversion in the Separation.    On the effective date of the separation, all outstanding unexercised options to purchase shares of Former Viacom Class B common stock and all outstanding RSUs of Former Viacom Class B common stock held by an individual who was an employee or director of Former Viacom immediately prior to the effective date and became an employee or director of Viacom immediately following the separation were converted into options to purchase shares of Viacom Class B common stock and RSUs of Viacom Class B common stock, respectively. The Former Viacom stock options were converted in a manner designed to preserve their intrinsic value which existed immediately prior to the separation, and the Former Viacom RSUs were converted in a manner designed to preserve their value. To accomplish this, adjustments were made to the number of options and the option exercise prices, and the number of RSUs. The conversion of Former Viacom stock options and RSUs to stock options and RSUs of the Company did not require the recognition of compensation expense as the value of the respective awards remained unchanged.

        Accordingly, each grant of stock options to purchase Former Viacom Class B common stock was converted into a number of stock options to purchase Viacom's Class B common stock determined by multiplying the number of outstanding stock options included in the grant by 0.792802. The per share

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

exercise price of the converted stock option was determined by dividing the exercise by 0.792802. Each grant of RSUs of Former Viacom Class B common stock was converted into a number of RSUs of Viacom's Class B common stock determined by multiplying the number of RSU included in the grant by 0.792802.

        Presented below is the stock option details of Former Viacom which pertain to stock awards of current and former employees of Viacom. Unless otherwise indicated, amounts and exercise prices have not been adjusted by the conversion factor described above.

        The weighted-average fair value of each option as of the grant date was $9.95, $17.88, $18.62 in 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected dividend yield (a)	.76%	.62%	—
Expected stock price volatility	24.01%	38.85%	39.57%
Risk-free interest rate	3.80%	4.17%	3.58%
Expected life of options (years)	5.2	7.4	6.8

(a) Former Viacom did not declare any cash dividends on its common stock prior to the third quarter of 2003. 2003 options were granted to employees of the Company prior to the third quarter.

        The following table summarizes the Company's stock activity under the LTMIP:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 2002	47,098,497	$38.63

Granted	7,748,118	$39.88
Exercised	(3,957,900)	$24.20
Canceled	(885,859)	$45.63

Balance at December 31, 2003	50,002,856	$39.84

Granted	10,254,850	$39.05
Exercised	(2,021,704)	$18.19
Canceled	(1,974,312)	$42.89

Balance at December 31, 2004	56,261,690	$40.37

Granted	5,772,217	$37.30
Exercised	(3,452,888)	$15.98
Canceled	(2,610,823)	$41.93

Balance at December 31, 2005 Pre-Conversion	55,970,196	$41.53

Conversion	(14,547,110)

Balance at December 31, 2005 Post Conversion	41,423,086	$51.22

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes information concerning outstanding and exercisable stock options on a post conversion basis for the Company's employees under the LTMIP at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$10.00 to 19.99	2,316,218	1.83	$19.22	2,316,218	$19.22
20.00 to 29.99	752,550.81		$22.02	752,550	$22.02
30.00 to 30.99	4,049,575	2.65	$38.61	4,049,575	$38.61
40.00 to 49.99	14,019,851	11.82	$47.70	8,396,812	$48.75
50.00 to 59.99	10,027,595	5.96	$52.02	10,017,836	$52.02
60.00 to 69.99	4,314,645	5.63	$65.89	4,314,645	$65.89
70.00 to 79.99	5,399,976	1.62	$70.84	5,399,976	$70.84
80.00 to 89.99	542,676	4.53	$86.33	542,676	$86.33

	41,423,086			35,790,288

        Stock options exercisable by employees of Former Viacom at December 31, 2005 and 2004 and by employees of the Company at December 31, 2005 were as follows:

December 31, 2003 (Pre-conversion)	30,882,155
December 31, 2004 (Pre-conversion)	37,880,817
December 31, 2005 (Post-conversion)	35,790,288

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

13)  INCOME TAXES

        See Note 3 for a summary of the Tax Matters Agreement entered into with CBS Corporation.

        U.S. and foreign earnings before income taxes are as follows:

Year Ended December 31,	2005	2004	2003

United States	$2,022.2	$2,072.8	$1,863.2
Foreign	296.1	171.4	93.0

Total	$2,318.3	$2,244.2	$1,956.2

        Components of the provision for income taxes on earnings before income taxes are as follows:

Year Ended December 31,	2005	2004	2003

Current:
Federal	$751.4	$590.7	$575.7
State and local	180.2	171.7	135.5
Foreign	68.3	35.0	33.9

	999.9	797.4	745.1
Deferred	20.1	10.8	42.5

Provision for income taxes	$1,020.0	$808.2	$787.6

        The equity losses of affiliated companies are shown net of tax on the Company's consolidated Income Statements. The tax provision relating to losses from equity investments in 2005, 2004, and 2003 were $9.8 million, $6.1 million, and $16.2 million, respectively, which represented an effective tax rate of 51.0%, 18.0%, and 785.8%, respectively.

        The difference between income taxes as expected at the U.S. federal statutory income tax rate of 35% and income taxes provided on earnings are summarized as follows:

Year Ended December 31,	2005	2004	2003

Taxes on income at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.6	4.8	4.2
Effect of foreign operations	(.4)	(2.7)	(1.3)
Audit settlements	—	(3.4)	—
Other, net	4.8	2.3	2.4

Total Income taxes	44.0%	36.0%	40.3%

        The increase in the Other, net tax rate shown in the table above compared to 2004 is largely the result of non-deductible separation related expenses of $102 million, which are included in the total separation costs of $163.5 million.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The following is a summary of the components of the deferred tax accounts:

Year Ended December 31,	2005	2004

Deferred tax assets:
Provision for expense and losses	$71.9	$538.6
Postretirement and other employee benefits	159.7	80.8
Tax credit and loss carryforwards	7.3	30.2
Other	28.6	3.5

Total deferred tax assets	267.5	653.1
Valuation allowance	(2.1)	(9.6)

Net deferred tax assets	$265.4	$643.5

Deferred tax liabilities:
Property, equipment and intangible assets	$(174.6)	$—
Other	—	(194.9)

Total deferred tax liabilities	$(174.6)	$(194.9)

Deferred tax assets, net	$90.8	$448.6

        At December 31, 2005 and 2004, respectively, the Company's deferred tax assets and liabilities were reflected in the Consolidated Balance Sheets as indicated in the following table:

Year Ended December 31,	2005	2004

Current deferred tax assets, net	$132.0	$13.5

Non-current deferred tax assets, net	—	435.1

Non-current deferred tax liabilities, net	(41.2)	—

Deferred tax assets, net	$90.8	$448.6

        At December 31, 2005, the Company had net operating loss carryforwards for federal, state and local and foreign jurisdiction of approximately $6 million, which expire in various years from 2006 through 2020, and capital loss carryforwards of $13.3 million which expire in 2009.

        The 2005 and 2004 deferred tax assets were reduced by a valuation allowance of $2.1 million and $9.6 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $350.6 million at December 31, 2005 and $155.4 million at December 31, 2004. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely, and for this portion it is not practicable to estimate the amount of such deferred taxes.

        The IRS is currently examining the years 2000 through 2003. The Company believes that adequate provision has been made for income taxes for all open tax periods through December 31, 2005.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        In connection with the separation and pursuant to the terms of the Tax Matters Agreement, Viacom and CBS Corporation have agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

14)  PENSION AND OTHER POSTRETIREMENT BENEFITS

        At the separation, the Company assumed responsibility for pension and postretirement benefit obligations for its active employees. Obligations related to retired and terminated vested employees as of December 31, 2005 remain the responsibility of CBS Corporation. Prior to the separation, the Company's employees participated in the Former Viacom pension plans and postretirement benefit plans. In addition, prior to the separation, the determination of the Company's obligation and expense for pension and postretirement benefits and transfer of plan assets to cover such obligations was based on assumptions which were actuarily determined. The Company believes such allocation methodologies are reasonable and consistent with the Separation Agreement. At the separation, the assets of the Former Viacom pension and other employee benefit plans were divided and transferred between CBS Corporation and the Company in accordance with the Separation Agreement.

        The Company employees participate in Viacom's non-contributory pension plans. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. Viacom policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue code of 1986 and the applicable rules and regulations. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's proportionate share of the Former Viacom Class B common stock represents approximately 1.8% of the plan assets' fair values at December 31, 2005 and 2004, respectively.

        In addition, the Company employees participate in Viacom sponsored health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Retiring employees are eligible for these benefits if they meet certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid either through certain trusts funded by Viacom or by the Company's own funds.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        A December 31 measurement date is used for all pension and other postretirement benefit plans. The following table sets forth the Company's change in benefit obligation under Viacom's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$412.1	$340.8	$7.6	$6.1
Impact of 2005 separation	27.2	—	1.9	—
Service cost	28.9	24.2	.7	.5
Interest cost	24.7	20.3	.5	.4
Actuarial loss	6.5	33.1	.5	.8
Benefits paid	(6.5)	(8.7)	(.4)	(.2)
Participants' contributions	—	—	.1	—
Cumulative translation adjustments	(.5)	2.4	—	—

Benefit obligation, end of year	$492.4	$412.1	$10.9	$7.6

        The following table sets forth the Company's change in plan assets under Viacom's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2005	2004	2005	2004

Change in plan assets:
Fair value of plan assets, beginning of year	$178.2	$142.9	$.1	$.1
Impact of 2005 separation	33.9	—	(.1)	—
Actual return on plan assets	13.1	13.6	—	—
Employer contributions	2.5	28.6	.3	.2
Benefits paid	(6.5)	(8.7)	(.4)	(.2)
Participants' contributions	—	—	.1	—
Cumulative translation adjustments	(.3)	1.8	—	—

Fair value of plan assets, end of year	$220.9	$178.2	$—	$.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        The accrued pension and postretirement costs recognized in the Company's Consolidated Balance Sheets were computed as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2005	2004	2005	2004

Funded status	$(271.5)	$(233.9)	$(10.9)	$(7.5)
Unrecognized transition obligation	.4	.4	—	—
Unrecognized prior service cost (benefit)	1.7	2.0	(.3)	(.4)
Unrecognized actuarial loss	110.5	96.1	2.0	1.1

Accrued pension liability	$(158.9)	$(135.4)	$(9.2)	$(6.8)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(207.5)	$(165.9)	$(9.2)	$(6.8)
Prepaid benefits cost	4.5	3.5	—	—
Intangible assets	3.8	4.0	—	—
Accumulated other comprehensive pre-tax loss(1)	40.3	23.0	—	—

Net liability recognized	$(158.9)	$(135.4)	$(9.2)	$(6.8)

(1)
Reflects a minimum liability decrease of $17.3 million in 2005 and a minimum liability increase of $18.1 million in 2004.

        The accumulated benefit obligation of the Company under Viacom's defined pension plans was $424.0 million and $343.7 million at December 31, 2005 and 2004, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2005	2004

Projected benefit obligation	$492.4	$383.6
Accumulated benefit obligation	$424.0	$320.8
Fair value of plan assets	$220.9	$154.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        Net periodic cost for the Company under Viacom's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,	2005	2004	2003	2005	2004	2003

Components of net periodic cost:
Service cost	$28.9	$24.2	$21.8	$.7	$.5	$.5
Interest cost	24.7	20.3	18.9	.5	.4	.5
Expected return on Plan Assets	(17.5)	(12.1)	(9.7)	—	—	—
Amortization of transition obligation	.1	.1	(.8)	—	—	—
Amortization of prior service cost	.3	.4	.3	(.3)	(.2)	(.2)
Recognized actuarial loss	5.8	3.1	3.8	—	—	—

Net periodic cost	$42.3	$36.0	$34.3	$.9	$.7	$.8

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.8%	5.8%	5.8%	5.8%
Rate of compensation increase	4.0%	3.5%	N/A	N/A
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.8%	6.0%	5.8%	6.0%
Expected long-term return on plan assets	8.5%	8.2%	2.0%	2.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A

N/A—not applicable

        The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration.

        The following assumptions were also used in accounting for postretirement benefits:

	2005	2004

Projected health care cost trend rate for participants of age 65 and below	9.0%	9.0%
Projected health care cost trend rate for participants above age 65	10.0%	10.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2014	2013
Year ultimate trend rate is achieved for participants above age 65	2016	2015

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$—	$—
Effect on the accumulated postretirement benefit obligation	$.6	$(.5)

        The asset allocations for the Company under Viacom's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns.

        The percentage of asset allocations of the Company's pension plans at December 31, 2005 and 2004, by asset category were as follows:

Plan Assets at December 31,	2005	2004

Equity securities	60.2%	55.6%
Debt securities	35.2	36.0
Cash and other	4.6	8.4
Total	100.0%	100.0%

        The assets of the Company's postretirement benefit plans at December 31, 2005 and 2004 primarily consisted of cash.

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2006	2007	2008	2009	2010	2011-2015

Pension	$7.8	$9.1	$10.9	$11.8	$13.9	$98.2
Postretirement	$.5	$.6	$.7	$.8	$.9	$5.7

        The Company expects to contribute $10.0 million to Viacom Inc.'s pension plans and $.5 million to the other postretirement benefit plans in 2006.

        Certain employees of the Company under collective bargaining agreements participate in Viacom's multi-employer plans which provide pension and health and welfare benefits. The contributions to these plans were $12.9 million and $13.1 million in 2005 and 2004, respectively. In addition, Viacom has defined contribution plans for the benefit of substantially all the Company's employees meeting certain eligibility requirements. Former Viacom contributions to such plans were $16.1 million, $19.3 million and $16.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

15)  COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services. These arrangements result from the Company's normal course of business and represent obligations that are payable over several years.

        Programming and talent commitments of the Company, estimated to aggregate approximately $1.06 billion as of December 31, 2005, included $824.9 million relating to cable programming, feature film production and feature film acquisitions, and $234.4 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

        The Company has long-term non-cancelable operating lease commitments for office space and equipment, transponders, studio facilities and vehicles. The Company also enters into capital leases for satellite transponders. At December 31, 2005, future operating leases payments are estimated to aggregate $859.7 million.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $95.1 million as of December 31, 2005.

        At December 31, 2005, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Leases
	Capital	Operating

2006	$76.8	$137.7
2007	75.2	127.9
2008	68.2	114.7
2009	64.7	105.4
2010	47.1	73.5
2011 and thereafter	112.9	300.5

Total minimum payments	$444.9	$859.7
Less amounts representing interest	92.0
Present value of net minimum payments	$352.9

        Future minimum operating lease payments have been reduced by future minimum sublease income of $13.6 million. Rent expense amounted to $140.6 million in 2005, $98.1 million in 2004 and $88.9 million in 2003.

Guarantees

        The Company follows the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") for guarantees, including indemnities, issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees.

        In connection with the separation, the Company agreed to indemnify Former Viacom with respect to obligations as guarantor on certain Blockbuster store leases. Blockbuster's obligations under these

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

store leases aggregated approximately $353.0 million at December 31, 2005. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster's indemnification obligations are secured by a $150 million letter of credit. Viacom recorded a liability of approximately $53.1 million to reflect the estimated fair value of its indemnification obligation. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees.

        In the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former Viacom may incur liabilities associated with Famous Players theater leases. Famous Players obligations under these theater leases aggregated approximately $1.02 billion at December 31, 2005. The Company agreed to indemnify CBS Corporation, with respect to any liability under these theater leases. The Company recorded a liability of approximately $179.9 million to reflect the estimated fair value of these indemnification obligations.

        In the fourth quarter of 2004, Former Viacom sold substantially all of its 50% equity interest in UCI, which operates movie theaters in Europe, Latin America and Asia. Former Viacom had guaranteed UCI's debt obligations under a revolving credit facility which was repaid during the fourth quarter of 2004. Former Viacom contributed $29.1 million toward the repayment of UCI's debt obligation under the terms of this guarantee. These guarantees totaled approximately $152.4 million at December 31, 2005 and are secured by bank guarantees provided by the buyer. In connection with the separation, the Company agreed to indemnify CBS Corporation with respect to any obligations CBS Corporation may pay under these guarantees.

        The Company also owns a 50% interest in WF Cinema Holdings, L.P. and a 35% interest in Grauman's Theatres LLC and guarantees certain theater leases. These guarantees totaled approximately $10.0 million at December 31, 2005. The Company agreed to indemnify CBS Corporation with respect to any obligations of Former Viacom under these guarantees.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $29.8 million at December 31, 2005 and are not recorded on the balance sheet as of December 31, 2005.

        In the course of its business, the Company both provides and receives the benefit of indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under generally accepted accounting principles in the United States.

Legal Matters

        In July 2002, judgment was entered in favor of Former Viacom, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the U.S. Court of Appeals for the Fifth Circuit affirmed the federal court judgment. The U.S. Supreme Court refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs appealed the California state court dismissal, as well as a prior denial of class certification. On

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

November 22, 2005, the California Court of Appeal affirmed the trial court's dismissal of the antitrust and conspiracy claims. The court reversed the dismissal of California Unfair Practices Act and Unfair Competition Act claims and remanded those claims to the trial court, except with regard to transactions between Paramount and Blockbuster as to which the trial court dismissal was affirmed. Blockbuster remains a defendant in the case with respect to our transactions with studios other than Paramount. As the result of the split-off of Blockbuster from Former Viacom in 2004, any judgment in this matter adverse to Former Viacom, Blockbuster and/or Paramount Home Entertainment may be allocated 33.33% to Blockbuster and 66.67% to Viacom. Pursuant to the Separation Agreement, Viacom has assumed and will indemnify CBS Corporation for Former Viacom's responsibility for losses in this matter.

        On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom. The suits, consolidated as In re Viacom Shareholders Derivative Litigation, relate to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom were executive officers of Former Viacom. Mr. Redstone is currently Viacom's Executive Chairman of the Board and Founder and Mr. Freston is Viacom's President and Chief Executive Officer. Mr. Moonves is the President and Chief Executive Officer of CBS Corporation. The plaintiffs claim that the compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders. Plaintiffs seek disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom's Board of Directors for alleged breach of fiduciary duty, and other relief. Prior to the separation, Former Viacom moved to dismiss the case on both procedural and substantive grounds. No decision has been rendered on the motion. Former Viacom also was served with several shareholder demands for business records under Delaware law in connection with the shareholders' purported investigations of similar claims. Under the Separation Agreement, liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by Viacom and CBS Corporation.

        In late 2005 and early 2006, Former Viacom was named as a defendant in three lawsuits in the United States District Court for the Northern District of Texas and one lawsuit in the United States District Court for the Southern District of New York, each relating to the 2004 split-off of Blockbuster from Former Viacom. Each of the lawsuits names as defendants NAI, Former Viacom and Blockbuster, and certain of their respective present and former officers and directors, including some individuals who are officers and directors of New Viacom. The Texas lawsuits are purported class actions which allege violations of the federal securities laws. The New York case is a purported class action which alleges that the defendants breached fiduciary obligations to the Blockbuster Investment Plan in violation of the Employee Retirement Income Security Act by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock that were owned by Former Viacom in connection with the 2004 split-off transaction. Plaintiffs in each of the lawsuits allege that the defendants made untrue statements of material facts and concealed and failed to disclose material facts with respect to Blockbuster's business prospects. The lawsuits seek damages in unspecified amounts and other relief. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and our employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement, we will indemnify CBS Corporation for any losses arising from these lawsuits.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

        Viacom believes that the plaintiffs' positions in these litigations are without merit and intends to vigorously defend itself in the litigations. Litigation is inherently uncertain and always difficult to predict. However, based on Viacom's understanding and evaluation of the relevant facts and circumstances, it believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows.

16)  REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The Company operates two segments: (i) Cable Networks and (ii) Entertainment.

        The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Intercompany revenue eliminations associated with the Entertainment and Cable Networks segments, respectively, were ($1.9) million and ($141.6) million for 2005, ($1.9) million and ($125.1) million for 2004, and ($1.6) million and ($125.1) million for 2003. Operating

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

income eliminations primarily reflect the timing of intercompany transactions from the sale of feature films to cable networks.

Year Ended December 31,	2005	2004	2003

Revenues:
Cable Networks	$6,757.8	$5,745.5	$4,775.3
Entertainment	2,995.3	2,513.7	2,655.8
Eliminations	(143.5)	(127.0)	(126.7)

Total Revenues	$9,609.6	$8,132.2	$7,304.4

Operating Income:
Cable Networks	$2,610.1	$2,265.0	1,928.9
Entertainment	70.1	154.2	189.7

Segment Total	2,680.2	2,419.2	2,118.6
Corporate expenses	(308.5)	(128.1)	(103.8)
Eliminations	(5.3)	(8.3)	(13.0)

Total Operating Income	2,366.4	2,282.8	2,001.8
Interest expense	(23.0)	(24.2)	(23.2)
Interest income	3.9	3.3	2.2
Other items, net	(29.0)	(17.7)	(24.6)

Earnings from continuing operations before income taxes, equity in loss of affiliated companies and minority interest	2,318.3	2,244.2	1,956.2
Provision for income taxes	(1,020.0)	(808.2)	(787.6)
Equity in income (loss) of affiliated companies, net of tax	9.4	(40.0)	(18.2)
Minority interest, net of tax	(3.8)	(3.1)	(3.0)

Net earnings from continuing operations	1,303.9	1,392.9	1,147.4
Net loss from discontinued operations	(47.0)	(1,099.2)	(802.8)

Net earnings before cumulative effect of change in accounting principle	1,256.9	293.7	344.6
Cumulative effect of accounting change, net of tax	—	—	(6.1)

Net Earnings	$1,256.9	$293.7	338.5

Year Ended December 31,	2005	2004	2003

Depreciation and Amortization:
Cable Networks	$230.8	$223.2	$171.4
Entertainment	23.0	$19.0	16.8
Corporate	5.2	9.4	9.7

Total Depreciation and Amortization	$259.0	$251.6	$197.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

At December 31,	2005	2004

Total Assets:
Cable Networks	$13,835.0	$13,487.4
Entertainment	4,791.6	4,100.5
Discontinued Operations	—	340.3
Corporate	489.0	512.6

Total Assets	$19,115.6	$18,440.8

Year Ended December 31,	2005	2004	2003

Capital Expenditures:
Cable Networks	$142.4	$86.9	$81.7
Entertainment	46.7	29.2	27.6
Corporate	3.9	24.4	5.0

Total Capital Expenditures	$193.0	$140.5	$114.3

Information regarding the Company's revenues by type is as follows:

	Revenues by Type
Year Ended December 31,	2005	2004	2003

Advertising sales	$3,963.4	$3,349.6	$2,769.0
Affiliate fees	1,824.8	1,640.3	1,448.4
Feature film exploitation	2,873.4	2,394.5	2,561.7
Other (a)	948.0	747.8	525.3

Total	$9,609.6	$8,132.2	$7,304.4

(a)
Other primarily includes revenues from the syndication of cable programming and music publishing.

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2005	2004	2003

Revenues (a):
United States	$7,466.7	$6,418.0	$5,790.9
International	2,142.9	1,714.2	1,513.5

Total Revenues	$9,609.6	$8,132.2	$7,304.4

At December 31,	2005	2004

Long-lived Assets (b):
United States	$14,632.2	$14,157.5
International	821.4	1,110.1

Total Long-lived Assets	$15,453.6	$15,267.6

Transactions within the Company between geographic areas are not significant.

(a)
Revenue classifications are based on customers' locations.
(b)
Reflects total assets less current assets, non-current deferred tax assets and investments in affiliated companies.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

17)  OTHER ITEMS, NET

        Other items, net reflected a net loss of $29.0 million for 2005, $17.7 million for 2004, and $24.6 million for 2003, principally consisting of costs associated with securitizing trade receivables of $15.9 million, $7.7 million and $5.7 million, respectively, and foreign exchange losses of $14.3 million for 2005, $9.3 million for 2004, and $18.9 million for 2003.

18)  SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended or At December 31,	2005	2004	2003

Cash paid for interest, net of amounts capitalized (a)	$19.8	$32.6	$51.4
Cash paid for income taxes (a)	$962.6	$768.4	$605.6
Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$93.6	$91.9	$58.1
Acquisitions:
Fair value of assets acquired	$359.8	$493.3	$1,311.0
Fair value of liabilities assumed	(3.7)	(129.3)	(100.4)
Minority interest	(0.0)	(0.3)	73.4
Cash paid, net of cash acquired	(356.1)	(363.7)	(1,284.0)

Impact on stockholders' equity	$—	$—	$—

(a)
Amounts also include cash payments for discontinued operations.

19)  QUARTERLY FINANCIAL DATA (unaudited):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$2,106.9	$2,301.5	$2,477.5	$2,723.7	$9,609.6
Operating income	$621.4	$589.0	$743.4	$412.6	$2,366.4
Net earnings from continuing operations	$362.3	$362.2	$449.9	$129.5	$1,303.9
Net earnings	$350.3	$353.9	$423.2	$129.5	$1,256.9

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$1,791.6	$1,867.2	$1,969.6	$2,503.8	$8,132.2
Operating income	$518.6	$541.1	$597.6	$625.5	$2,282.8
Net earnings from continuing operations	$358.2	$307.2	$322.0	$405.5	$1,392.9
Net earnings (loss)	$444.0	$343.8	$(887.3)	$393.2	$293.7

20)  SUBSEQUENT EVENTS

        On January 31, 2006, the Company completed the acquisition of substantially all of the outstanding limited liability company interests of DreamWorks LLC ("DreamWorks"), a motion picture studio, pursuant to the purchase agreement dated as of December 9, 2005 among the Company, its subsidiary Paramount Pictures Corporation, DreamWorks and certain holders of membership interests in

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

DreamWorks identified therein (the "Acquisition"). The purchase price was approximately $1.6 billion consisting of cash and the assumption of debt.

        In connection with the Acquisition, the Company borrowed approximately $1.1 billion in the aggregate under its $3.25 billion five-year credit agreement with the lenders named therein, JP Morgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as co-documentation agents, and Tranche B of its $6.0 billion term loan credit agreement with the lenders named therein, Citibank, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as co-documentation agents (collectively, the "Credit Facilities"). The terms of the Credit Facilities are described in Note 10.

        During the first quarter of 2006, the Company entered into $2.35 billion notional amount of variable to fixed rate interest swaps.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.  Controls and Procedures.

        Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

        We became a new registrant on November 28, 2005 and were separated from Former Viacom on December 31, 2005. As a result, for 2005 we were not subject to the requirements of Section 404 of the Sarbanes-Oxley Act relating to internal controls. Former Viacom, which included the business segments we acquired from them, was nonetheless subject to these requirements in 2005.

        No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the separation, modifications to internal controls have occurred and will continue to occur as we evaluate the optimal design of our internal controls as a separate public company.

Item 9B.  Other Information.

        None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required by this item with respect to our directors is contained in our Proxy Statement for our 2006 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Our Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

        The information required by this item with respect to our executive officers is (i) contained in the Proxy Statement under the headings "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" and (ii) included in Part I of this Form 10-K under the caption "Our Executive Officers," which information is incorporated herein by reference.

Item 11.  Executive Compensation.

        The information required by this item is contained in the Proxy Statement under the headings "Director Compensation" and "Executive Compensation," which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

        The information required by this item is contained in the Proxy Statement under the headings "Executive Compensation—Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions," which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

        The information required by this item is contained in the Proxy Statement under the heading "Services Provided by the Independent Auditor and Fees Paid," which information is incorporated herein by reference.

III-1

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

  (a)
  1.    Financial Statements.

  The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page F-1.

  2.
  Financial Statement Schedules.

  The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page F-1.

  3.
  Exhibits.

  The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

  (b)
  Exhibits.

          The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

IV-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.
By:	/s/ THOMAS E. FRESTON
Thomas E. Freston President and Chief Executive Officer

Date: March 16, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS E. FRESTON Thomas E. Freston	President and Chief Executive Officer and Director	March 16, 2006
/s/ MICHAEL J. DOLAN Michael J. Dolan	Executive Vice President and Chief Financial Officer	March 16, 2006
/s/ JACQUES TORTOROLI Jacques Tortoroli	Senior Vice President, Controller and Chief Accounting Officer	March 16, 2006
* Sumner M. Redstone	Executive Chairman and Founder	March 16, 2006
* Shari Redstone	Vice Chair	March 16, 2006
* George S. Abrams	Director	March 16, 2006
* Philippe P. Dauman	Director	March 16, 2006
* Thomas E. Dooley	Director	March 16, 2006

* Ellen V. Futter	Director	March 16, 2006
* Alan C. Greenberg	Director	March 16, 2006
* Robert K. Kraft	Director	March 16, 2006
* Charles E. Phillips, Jr.	Director	March 16, 2006
* Frederic V. Salerno	Director	March 16, 2006
* William Schwartz	Director	March 16, 2006
*By:	/s/ MICHAEL D. FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors	March 16, 2006

INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, the former Viacom Inc. ("Former Viacom") was renamed CBS Corporation and New Viacom Corp. was renamed Viacom Inc.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005.
3.2*	Amended and Restated Bylaws of Viacom Inc. effective December 31, 2005.
4.1
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
10.1
Agreement and Plan of Merger, dated as of November 21, 2005, among Former Viacom, New Viacom Corp. and Viacom Merger Sub Inc. (incorporated by reference to Annex A to the Prospectus-Information Statement that is a part of Amendment No. 1 to the Registration Statement on Form S-4 of New Viacom Corp. filed on November 23, 2005) (File No. 333-128821).
10.2
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).
10.3
Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).
10.4
$6.0 Billion Term Loan Credit Agreement, dated as of December 8, 2005, among New Viacom Corp. the Lenders named therein, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 14, 2005) (File No. 001-32686).
10.5
$3.25 Billion Five-Year Credit Agreement, dated as of December 8, 2005, among New Viacom Corp., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of New Viacom Corp. filed December 14, 2005) (File No. 001-32686).
10.6
Agreement dated as of December 21, 2005 between New Viacom Corp., National Amusements, Inc. and NAIRI, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of New Viacom Corp. filed December 23, 2005) (Commission File No. 001-32686).
10.7*	Summary of Viacom Inc. Compensation for Outside Directors.**
10.8*	Viacom Inc. 2006 Stock Option Plan for Outside Directors.**

10.9*	Viacom Inc. 2006 RSU Plan for Outside Directors.**
10.10*	Viacom Inc. Senior Executive Short-Term Incentive Plan.**
10.11*	Viacom Inc. Deferred Compensation Plan for Outside Directors.**
10.12*	Viacom Inc. 2006 Long-Term Management Incentive Plan.**
10.12.1
Form of Certificate and Terms and Conditions for the Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 25, 2006) (Commission File No. 001-32686).**
10.12.2
Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed January 25, 2006) (Commission File No. 001-32686).**
10.12.3
Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed January 25, 2006) (Commission File No. 001-32686).**
10.12.4
Form of Certificate and Terms and Conditions for the Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed January 25, 2006) (Commission File No. 001-32686).**
10.12.5
Form of Deferral Elections for the Performance-Based Restricted Share Units (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Viacom Inc. filed January 25, 2006) (Commission File No. 001-32686).**
10.12.6
Form of Deferral Elections for the Performance-Based Restricted Share Units with Time Vesting and the Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Viacom Inc. filed January 25, 2006) (Commission File No. 001-32686).**
10.13*	Viacom Excess Pension Plan.**
10.14*	Viacom Excess 401(k) Plan for Designated Senior Executives.**
10.15*	Viacom Bonus Deferral Plan for Designated Senior Executives.**
10.16
Employment Agreement with Sumner M. Redstone dated as of December 29, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 30, 2005) (File No. 001-32686).**
10.17
Employment Agreement, dated July 1, 2004, between Former Viacom and Thomas E. Freston (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Former Viacom filed July 22, 2004) (File No. 001-09553), as amended by a Letter Agreement dated June 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed June 17, 2005 and each assigned to Viacom Inc.) (File No. 001-09553).**

10.18
Employment Agreement, dated August 1, 2004, between Former Viacom and Robert M. Bakish (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-4 of New Viacom Corp. filed on November 23, 2005 and assigned to Viacom Inc.) (File No. 333-128821).**
10.19
Employment Agreement, dated May 2, 2005, between Former Viacom and Michael J. Dolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed on May 3, 2005 and assigned to Viacom Inc.) (File No. 001-09553).**
10.20
Employment Agreement, dated as of May 1, 2000, between Former Viacom and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2000), as amended by Amendment dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report of Former Viacom for the quarter ended March 31, 2003) (File No. 001-09553) and by Letter Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed April 15, 2005 and each assigned to Viacom Inc.) (File No. 001-09553).**
21.1*	Subsidiaries of Viacom Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.
24.1*	Powers of Attorney.
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a) (1) Financial Statements:
Management's Statement of Responsibility for Financial Reporting	II-33
Report of Independent Registered Public Accounting Firm	II-34
Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003	II-35
Consolidated Balance Sheets as of December 31, 2005 and 2004	II-36
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	II-37
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003	II-38
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	II-39
Notes to Consolidated Financial Statements	II-40 - II-75
Item 15(a) (2) Financial Statement Schedule:
II. Valuation and Qualifying Accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

VIACOM INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$124.1	$—	$28.5	$1.1	$15.1	$138.6
Year ended December 31, 2004	$136.9	$1.4	$30.1	$7.9	$52.2	$124.1
Year ended December 31, 2003	$126.1	$6.9	$32.1	$.4	$28.6	$136.9
Reserves for inventory obsolescence:
Year ended December 31, 2005	$61.9	$—	$33.9	$(3.6)	$10.3	$81.9
Year ended December 31, 2004	$54.5	$—	$7.3	$.1	$—	$61.9
Year ended December 31, 2003	$44.3	$—	$10.2	$—	$—	$54.5

F-2