Form 10-Q
period 2006-03-31
Viacom Inc.
filed 2006-05-12
CIK 1339947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 28, 2006
Class A Common Stock, par value $0.001 per share	62,875,835
Class B Common Stock, par value $0.001 per share	658,163,686

VIACOM INC.
INDEX TO FORM 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.    Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
(in millions, except earnings per share amounts)	2006	2005

Revenues	$2,367.5	$2,106.9
Expenses:
Operating	1,163.2	989.1
Selling, general and administrative	499.3	434.8
Depreciation and amortization	81.5	61.6

Total expenses	1,744.0	1,485.5
Operating income	623.5	621.4
Interest expense, net	86.8	5.7
Other expense, net	7.1	5.6

Earnings from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	529.6	610.1
Provision for income taxes	(215.0)	(247.1)
Equity in earnings of affiliated companies, net of tax	3.9	0.7
Minority interest, net of tax	(1.3)	(1.4)

Net earnings from continuing operations	317.2	362.3
Discontinued operations loss, net of tax	—	(12.0)

Net earnings	$317.2	$350.3

Basic earnings per common share amounts:
Earnings per share, continuing operations	$0.43	$0.48
Net loss per share, discontinued operations	$—	$(0.01)
Net earnings per share	$0.43	$0.47
Diluted earnings per common share amounts:
Earnings per share, continuing operations	$0.43	$0.48
Net loss per share, discontinued operations	$—	$(0.01)
Net earnings per share	$0.43	$0.47
Weighted average number of common shares outstanding:
Basic common shares	737.8	751.6
Diluted common shares	739.0	751.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except par value)	March 31, 2006	December 31, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$464.2	$361.1
Receivables, less allowances of $159.1 and $138.6	2,172.5	1,981.7
Inventory	548.7	506.6
Prepaid expenses	170.5	150.3
Deferred tax assets	157.4	132.0
Other current assets	253.0	381.1

Total current assets	3,766.3	3,512.8
Property and equipment, net	1,150.6	1,179.9
Non-current inventory, including film inventory	4,207.9	2,973.2
Goodwill	10,576.1	10,361.4
Intangible assets	624.3	370.8
Other assets	639.1	717.5

Total assets	$20,964.3	$19,115.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$392.1	$394.0
Accrued expenses	989.5	1,201.6
Participants' share, residuals and royalties payable	902.0	673.0
Programming rights	355.7	321.2
Deferred income	488.2	284.5
Financing obligations—current	56.2	55.8
Other current liabilities	771.5	338.5

Total current liabilities	3,955.2	3,268.6
Financing obligations—non-current	7,728.1	5,702.1
Deferred tax liabilities, net	12.5	41.2
Participants' share, residuals and royalties payable	439.2	471.7
Program rights	468.4	459.8
Other liabilities	1,330.8	1,384.3
Commitments and contingencies (Note 13)
Stockholders' equity:
Class A Common Stock, par value $0.001 375.0 authorized, 63.9 outstanding	0.1	0.1
Class B Common Stock, par value $0.001 5,000.0 authorized, 664.4 outstanding	0.7	0.7
Additional paid-in capital	6,688.2	7,837.3
Retained earnings	317.2	—
Accumulated other comprehensive income/(loss)	23.9	(50.2)

Total stockholders' equity	7,030.1	7,787.9

Total liabilities and stockholders' equity	$20,964.3	$19,115.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2006	2005

OPERATING ACTIVITIES
Net earnings	$317.2	$350.3
Net loss from discontinued operations	—	12.0

Net earnings from continuing operations	317.2	362.3
Reconciliation of non-cash adjustments:
Depreciation and amortization	81.5	61.6
Stock based compensation	9.4	2.4
Equity in affiliated companies	(3.9)	(0.7)
Minority interest	1.3	1.4
Reconciliation of operating assets and liabilities, net of acquisitions:
Decrease in receivables	512.1	282.3
Increase in inventory	(103.7)	(105.1)
Decrease in accounts payable	(728.7)	(261.3)
Increase/(decrease) in deferred income	63.7	(122.4)
Increase in tax related accounts	205.1	143.7
Discontinued operations	—	(14.9)
Other, net	40.8	(25.0)

Net cash provided by operating activities	394.8	324.3

INVESTING ACTIVITIES
Business combinations, net of cash acquired	(812.9)	(4.6)
Capital expenditures	(26.3)	(23.3)
Investments in and advances to affiliated companies	(4.0)	(1.7)
Discontinued operations, net adjustment	—	(2.7)
Other, net	—	(1.5)

Net cash used for investing activities	(843.2)	(33.8)

FINANCING ACTIVITIES
Borrowings from banks, net of deferred financing costs	595.0	—
Commercial paper	880.5	—
Repayment of acquired notes payable	(100.8)	—
Due (to)/from Former Viacom	110.0	(302.4)
Payment of capital lease obligations	(13.8)	(17.3)
Purchase of treasury stock	(924.1)	—
Other, net	4.7	3.4

Net cash provided by (used) for financing activities	551.5	(316.3)

Net increase (decrease) in cash and cash equivalents	103.1	(25.8)
Cash and cash equivalents as of beginning of period	361.1	148.9

Cash and cash equivalents at end of period	$464.2	$123.1

See Notes to Consolidated Financial Statements.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Viacom Inc. and its consolidated subsidiaries ("Viacom" or the "Company") is a leading global entertainment content company, with prominent and respected brands in focused demographics. On December 31, 2005 the Company became a stand-alone public entity by separating from the former Viacom Inc. ("Former Viacom"). Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom. The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation and the Company was renamed Viacom Inc. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006 (the "2005 Annual Report").

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying financial statements include estimates of film ultimate revenues, product returns, amount of receivables expected to be collected, potential outcome of uncertain tax positions, and determination of fair value of equity based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Carve-out Financial Presentation

As a result of the separation from Former Viacom, the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and the Consolidated Balance Sheet at December 31, 2005 are presented on a carve-out basis. Accordingly, for the respective periods, the assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. Indebtedness, other than certain capital lease obligations, was not transferred to Viacom and remained at CBS Corporation. Accordingly, debt service cost is not reflected in the Company's Consolidated Statements of Earnings for the three months ended March 31, 2005.

The accompanying Consolidated Statements of Earnings for the three months ended March 31, 2005 includes allocation of Former Viacom corporate expenses of $25.5 million, primarily included within Selling, general and administrative expenses. The allocations are generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by the Company and are not necessarily representative of actual costs.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The historical carve-out consolidated financial statements may not necessarily reflect what the Company's results of operations, financial position and cash flows would have been if the Company had been a separate stand-alone company during the periods presented.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement between CBS Corporation and Viacom, on December 29, 2005, the Company paid a preliminary special dividend of $5.4 billion to CBS Corporation, subject to certain adjustments. On March 14, 2006, CBS Corporation provided an initial statement that the dividend should be increased by a net amount of approximately $460 million. On April 28, 2006, the Company served CBS Corporation with a notice of disagreement. Based on an assessment of the amount and underlying components of the proposed additional dividend payment the Company has recorded a net amount of $170.2 million within Other current liabilities and adjusted Additional paid-in-capital for an equal amount at March 31, 2006. The net $170.2 million was paid to CBS Corporation on May 5, 2006. The Separation Agreement provides an opportunity for the parties to negotiate resolution of differences after which any disputed amounts would become subject to arbitration. Any further adjustment to the special dividend will be reflected as an adjustment to Additional paid-in-capital.

Stock Based Compensation

The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123R") and SEC Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107") as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. FAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

In adopting FAS 123R, the Company has elected the modified prospective methodology; as such, periods prior to January 1, 2006 are presented in accordance with the disclosure only provisions of FASB Statement 123, Accounting for Stock-Based Compensation ("FAS 123"), the applicable standard prior to FAS 123R. The following table reflects the effect on net earnings if the Company had applied the fair value recognition provisions of FAS 123 to stock based employee compensation. These pro-forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005:

(in millions, except per share amounts)	Three Months Ended March 31, 2005

Net earnings	$350.3
Stock option expense, net of tax	128.7

Pro forma net earnings	$221.6

Basic and diluted earnings per common share:
Net earnings	$0.47
Pro forma net earnings	$0.29

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

For additional information regarding the adoption of FAS 123R, please refer to Note 9. Stock Based Compensation.

Discontinued Operations

On July 22, 2005, Former Viacom sold Famous Players Inc., its Canadian-based theater chain, for approximately $400 million. Famous Players has been presented as a discontinued operation in the Consolidated Financial Statements for the three months ended March 31, 2005.

Recent Accounting Pronouncements

In February 2006, Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("FAS 155") was released. FAS 155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("FAS 140"). FAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, FAS 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("FAS 156") was released. FAS 156 amends FAS 140 to require that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. FAS 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("FAS 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("FAS 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of FAS 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of FAS 151 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE 2. STOCK REPURCHASE PROGRAM

The Company has in place a $3.0 billion stock repurchase program under which it commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with National Amusements, Inc. ("NAI") and its wholly-owned subsidiary NAIRI, Inc. (the "NAIRI Agreement") pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under the stock repurchase program. For the three months ended March 31, 2006, 21.1 million shares had been repurchased in the open market under the program for an aggregate purchase price of approximately $869.6 million. Furthermore, an additional 2.7 million shares had been purchased under the NAIRI Agreement for an aggregate purchase price of $112.9 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS

DreamWorks L.L.C.

On January 31, 2006, the Company completed the acquisition of DreamWorks L.L.C. ("DreamWorks"). In connection with the acquisition, the Company also entered into exclusive seven-year agreements for worldwide distribution rights and fulfillment services to films produced by DreamWorks Animation SKG, Inc. The results of operations for DreamWorks is included as part of Paramount Pictures Corporation ("Paramount") in the Entertainment segment beginning February 1, 2006.

The table below provides a summary of consideration paid and initial purchase price allocations as of the acquisition date. The initial purchase price allocations are based on a preliminary study performed by a valuation specialist and is subject to further analysis and completion:

(in millions)	January 31, 2006

Consideration:
Cash consideration	$1,106.2
Fair value of notes payable assumed	561.2
Preferred interest assumed	100.2
Stock compensation and other	25.8

Total consideration	$1,793.4

Initial allocation of consideration:
Cash acquired	$260.5
Film inventories, including live-action library	1,106.0
Intangible assets	344.0
Working capital deficit, net	(118.9)
Goodwill	201.8

Total allocation	$1,793.4

The preferred interest assumed was repurchased and cancelled prior to March 31, 2006. Of the $344.0 million of acquired intangible assets, approximately $284.0 million was assigned to distribution and fulfillment agreements which will be amortized over an average useful life of eight years. The remaining intangible assets principally consist of trademarks and will be amortized over useful lives that range from four to eight years. Amounts included within film inventories are subject to the provisions of Statement of Position 00-2, Accounting by Producers or Distributors of Films, and therefore amortized based on a film forecast methodology and estimates of ultimate revenue. For purposes of the periods presented, the pro-forma impact of the acquisition to the Consolidated Statements of Earnings of the Company is not material.

Sale of DreamWorks Live-Action Film Library

Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 15, 2005. Subsequently on May 5, 2006, the Company sold the live-action film library to Soros Strategic Partners LP ("Soros") and Dune Entertainment II LLC ("Dune") in a transaction that values the film library at approximately $900 million. Viacom retained a

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

minority interest in the entity that owns the library. Under the terms of the agreement, Soros and Dune can require Viacom to purchase and Viacom can require Soros and Dune to sell their respective interests at the then current fair value in the entity which acquired the film library commencing nine months prior to the fifth anniversary of the sale.

In connection with the sale of the live-action film library, Soros entered into exclusive five-year agreements with Paramount and its international affiliates for distribution and fulfillment services. In the event that Soros continues to own the film library after the fifth year, the distribution agreement with Paramount will automatically renew.

NOTE 4. INVENTORY

The following is an analysis of inventory, including film inventory:

(in millions)	March 31, 2006	December 31, 2005

Theatrical:
Released (including acquired libraries)	$1,568.3	$699.3
Completed, not released	3.2	46.2
In process and other	720.1	483.2
Program rights	2,203.7	2,098.3
Merchandise inventory	151.1	109.3
Other	110.2	43.5

Total inventory	4,756.6	3,479.8
Less current portion	548.7	506.6

Total non-current inventory	$4,207.9	$2,973.2

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

(in millions)	March 31, 2006	December 31, 2005

Credit facilities:
$6.0 billion term facility	$6,000.0	$5,405.0
$3.25 billion revolving facility	—	—
Commercial paper	880.5	—
Notes payable	561.2	—
Obligations under capital leases	342.6	352.9

Total financing obligations	7,784.3	5,757.9
Less current portion	56.2	55.8

Total non-current financing obligations	$7,728.1	$5,702.1

As of March 31, 2006, the Company had credit facilities totaling $9.25 billion, comprised of a $3.25 billion revolving facility due December 2010 and a $6.0 billion term facility with portions due in March 2007 and

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

June 2007 (collectively, the "Credit Facilities"). The Credit Facilities contain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At March 31, 2006, we were in compliance with all covenants related to financing obligations.

The commercial paper has a weighted average interest rate of 5.04% and average maturity of less than 30 days. The notes payable, which were acquired as part of the DreamWorks acquisition, principally consist of a single note due 2010 with an interest rate of LIBOR plus 110 basis points. DreamWorks had also entered into floating to fixed swaps that converted the effective interest rate to a fixed rate of 6.21%. These notes were subsequently repaid on May 5, 2006 from proceeds of the sale of the live-action film library. For the three months ended March 31, 2006, additional borrowings principally relate to the acquisition of DreamWorks and amounts used for the repurchase of the Company's stock.

On April 12, 2006, the Company announced the completion of a private placement of $4.75 billion in aggregate principal amount of senior notes and debentures. For more information, please refer to Note 15. Subsequent Events.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and other comprehensive income, which refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of Stockholders' equity. The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(in millions)	2006	2005

Net earnings	$317.2	$350.3
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax	58.4	(2.6)
Foreign currency	15.3	31.4
Other	0.4	13.7

Comprehensive income	$391.3	$392.8

NOTE 7. EARNINGS PER SHARE

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Basic earnings per share for the three months ended March 31, 2005 was computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding as of January 1, 2005.

The determination of diluted earnings per common share includes the potential dilutive effect of stock options and restricted share units based upon the application of the treasury stock method. Diluted earnings per common share for the three months ended March 31, 2005 is equal to basic earnings per share as no dilutive securities were considered outstanding for such period.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table sets forth the computation of basic and diluted earnings per common share, before discontinued operations:

	Three Months Ended March 31,
(in millions, except earnings per share)	2006	2005

Net earnings from continuing operations	$317.2	$362.3

Average number of common shares outstanding, basic	737.8	751.6
Dilutive effect of stock options	1.1	—
Dilutive effect of restricted share units	0.1	—

Average number of common shares outstanding, dilutive	739.0	751.6

Earnings per share, continuing operations
Basic	$0.43	$0.48
Diluted	$0.43	$0.48

Stock options to purchase 34.8 million shares of Company common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the three months ended March 31, 2006.

NOTE 8. RELATED PARTY TRANSACTIONS

NAI through its wholly-owned subsidiary NAIRI, Inc. is Viacom's controlling stockholder, and Sumner M. Redstone is the controlling stockholder of NAI and Viacom's Executive Chairman of the Board and Founder. NAI and/or NAIRI also own controlling interests in various other companies, some of which do business with Viacom. These companies include CBS Corporation and Midway Games, Inc., as further described below.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the three months ended March 31, 2006 and 2005, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $0.3 million, and $3.2 million, respectively. The Company believes that the terms of these transactions between NAI and Paramount Pictures were no more or less favorable to Paramount Pictures than transactions between unaffiliated companies and NAI.

NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway Games Inc. ("Midway") as of March 31, 2006. Midway places advertisements on several of Viacom's cable networks from time to time. During the three months ended March 31, 2006 and 2005, transactions with Midway totaled approximately $2.0 million and $0.2 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties.

For information on NAI and NAIRI's participation in the Company's stock repurchase program, see Note 2. Stock Repurchase Program.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with companies owned by or affiliated with CBS Corporation which results in the recognition of revenue by Viacom. Total revenues from these transactions were $48.2 million and $54.3 million for the three months ended March 31, 2006 and 2005, respectively. In addition, the total related party purchases from CBS Corporation were $15.4 million ($12.2 million for advertising and $3.2 million for programming) and $28.9 million ($13.8 million for advertising and $15.1 million for programming) for the three months ended March 31, 2006 and 2005, respectively.

Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table presents the amounts due from or due to CBS Corporation as included in our Consolidated Balance Sheet:

(in millions)	March 31, 2006	December 31, 2005

Amounts due from CBS Corporation	$109.2	$142.3

Amounts due to CBS Corporation
Accounts payable	$17.4	$12.4
Participants' share, residuals and royalties payable	71.6	40.6
Program rights, current	185.9	182.8
Deferred income, current	13.0	13.0
Other liabilities	180.8	238.2

Total due to CBS Corporation	$468.7	$487.0

Separation Related Agreements with CBS Corporation

In connection with the separation, Viacom entered into a Separation Agreement with CBS Corporation that identified assets to be transferred, liabilities to be assumed and obligations of each company following the separation, including indemnification obligations for such liabilities. For information regarding the special dividend paid to CBS Corporation in accordance with the terms of the Separation Agreement and the related post-separation adjustment to the dividend, see Note 1. Basis of Presentation.

Viacom also entered into a Transition Services Agreement, pursuant to which Viacom and CBS Corporation provide certain specified services to each other on an interim basis. For the quarter ended March 31, 2006, approximately $0.8 million was included as a net charge within the Consolidated Statements of Earnings with respect to these services.

Viacom and CBS Corporation also entered into a Tax Matters Agreement, which sets forth Viacom's responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods prior to the separation and indemnification for income taxes that would become due if the separation were a taxable event.

These agreements are described in more detail in Viacom's 2005 Annual Report.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Relationship between Viacom and Other Related Parties

The Company, in the normal course of business, is involved in other related party transactions that have not been material in any of the periods presented.

NOTE 9. STOCK BASED COMPENSATION

The Company's Long-Term Management Incentive Plan (the "LTMIP") provides for the granting of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units ("RSUs"), phantom shares, dividend equivalents, performance awards and other equity related awards and cash payments. Historically, the Company has granted stock options and RSUs. The purpose of the LTMIP is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The stock options generally vest ratably over a four year period from the date of grant and expire eight to ten years after the date of a grant. RSUs typically vest ratably over four years from the date of the grant. The Company also has a stock option plan and a RSU plan for its outside Directors. Stock options granted under the Director's plan vest ratably over a three year period from the date of grant and RSUs vest one year from the date of grant. For all fair value calculations, the Company utilizes the Black-Scholes option pricing model. Option pricing models require the use of subjective assumptions based on historical evidence and management's judgment. Changes in these assumptions can materially affect the fair value of an option grant.

On December 31, 2005, as a result of the separation from Former Viacom, all outstanding unexercised options to purchase shares of Former Viacom Class B Common Stock and all outstanding RSUs of Former Viacom Class B Common Stock held by an individual who was an employee or director of Former Viacom immediately prior to December 31, 2005 and became an employee or director of Viacom immediately following December 31, 2005 were converted into options to purchase shares of Viacom Class B Common Stock and RSUs of Viacom Class B Common Stock, respectively. For additional information, please refer to the 2005 Annual Report.

Upon the exercise of a stock option award or the vesting of RSUs, Class B Common Shares are issued from authorized but unissued shares or from treasury stock. At March 31, 2006 the Company had 23.8 million shares in Treasury. In addition, options and RSUs available for future grants as of March 31, 2006 and December 31, 2005 approximated 50.2 million and 50.5 million, respectively.

Compensation Cost Recognized

In accordance with FAS 123R, the Company elected the modified prospective application method. Under this method, the Company began recognizing compensation cost for equity based compensation for all new or modified grants beginning January 1, 2006. In addition, the Company has begun to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate fair value of unvested options was approximately $64.4 million, of which $5.6 million was recognized during the three months ended March 31, 2006. The remaining amount will continue to be recognized over the remaining vesting period of the options, the weighted-average of which is approximately 1.6 years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Presented below is a summary of the compensation cost recognized in the accompanying quarterly Consolidated Statements of Earnings:

	Three Months Ended March 31,
(in millions)	2006	2005

Compensation cost recognized
Employee stock options	$6.3	$—
Restricted share units	3.1	2.4

Total compensation cost recognized	$9.4	$2.4

Tax benefit recognized	$3.8	$1.0

Stock Option Plans

The fair value of each stock option grant is estimated on the date of grant. For options granted during 2006, the determination of volatility is principally based upon implied volatilities from traded options, whereas for options granted during 2005 and prior the assumption for volatility was based upon historical volatility of the Former Viacom. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using statistical analysis incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield, applicable for the Former Viacom, was based on the expected dividend yield percentage of Former Viacom divided by the market price of Former Viacom common stock at the date of grant. The Company has no intention of declaring a dividend at this time. Presented below is the weighted average fair value of grants for the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date.

	Three Months Ended March 31,
	2006	2005

Weighted average fair value of grants	$8.98	$13.04
Weighted average assumptions:
Expected stock price volatility	24.5%	24.0%
Expected term of options (in years)	4.2	5.2
Risk-free interest rate	4.5%	3.8%
Expected dividend yield	—	0.75%

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information about stock options outstanding at March 31, 2006. The exercise price and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic Value

	(thousands)		(in years)	(millions)
Outstanding at January 1, 2006	41,423.1	$51.21
Granted	754.2	48.52
Exercised	(127.6)	19.33
Forfeited or expired	(174.7)	47.15

Outstanding at March 31, 2006	41,875.0	$51.28	5.1	$56.7

Exercisable at March 31, 2006	36,981.8	$51.96	4.8	$56.7

Stock options granted during the three months ended March 31, 2006 include approximately 685,300 replacement awards as a result of the DreamWorks acquisition. The intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $2.8 million and $0.9 million, respectively. In addition, cash received during the quarters ended March 31, 2006 and 2005, as a result of such exercises was $2.5 million and $3.6 million, respectively. Total unrecognized compensation cost related to unvested stock option awards at March 31, 2006 is approximately $61.8 million and is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Share Units

The following table summarizes information about restricted share units outstanding at March 31, 2006. The share price and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Share Price	Contractual Life	Aggregate Intrinsic Value

	(thousands)		(in years)	(millions)
Unvested outstanding at January 1, 2006	1,050.6	$46.24
Granted	195.8	41.48
Vested	(277.0)	46.77
Forfeited	(29.6)	47.15

Unvested at March 31, 2006	939.8	$45.06	3.0	$36.5

Total unrecognized compensation cost related to restricted share unit awards at March 31, 2006 was approximately $37.0 million and is expected to be recognized over a weighted-average period of 1.9 years. The fair value of restricted share units vested during the three months ended March 31, 2006 and 2005 was $11.8 million and nil, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 10. BENEFIT PLANS

Viacom has both funded and unfunded noncontributory defined benefit pension plans. The components of net periodic benefits costs recognized, and contributions made, were as follows:

	Three Months Ended March 31,
(in millions)	2006	2005

Service cost	$7.9	$7.2
Interest cost	7.0	6.2
Expected return on plan assets	(4.4)	(4.4)
Amounts amortized	2.2	1.6

Net periodic benefit costs	$12.7	$10.6

Contributions	$0.2	$0.6

Contributions for the three months ended March 31, 2006 and 2005 relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company's defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans in any given year. Minimum required contributions for funded plans are currently minimal.

NOTE 11. SEVERANCE AND OTHER CHARGES

At December 31, 2005, the Company had accrued $74.9 million related to severance charges principally related to costs incurred in rationalizing the overhead structures of the Cable Networks segment for $47.9 million and Entertainment segment for $22.6 million as a result of the separation from Former Viacom. The following table summarizes the activity for severance and other charges for the period ended March 31, 2006:

(in millions)	Three Months Ended March 31, 2006

Amounts recorded as of December 31, 2005	$74.9
Accrued for period ended March 31, 2006	0.8
Reversal of prior period charges	(1.5)
Payments	(19.4)

Amounts recorded as of March 31, 2006	$54.8

NOTE 12. SEGMENT INFORMATION

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The Company operates two segments: (i) Cable Networks and (ii) Entertainment.

Intercompany revenue eliminations associated with the Cable Networks and Entertainment segments, respectively, were $12.2 million and $17.0 million for the three months ended March 31, 2006 and

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

$9.7 million and $15.4 million for the three months ended March 31, 2005. Operating income eliminations primarily reflect the timing of intercompany transactions from the license of feature films to cable networks.

	Three Months Ended March 31,
Revenues (in millions)
	2006	2005

Cable Networks	$1,571.8	$1,473.8
Entertainment	824.9	658.2
Eliminations	(29.2)	(25.1)

Total revenues	$2,367.5	$2,106.9

	Three Months Ended March 31,
Operating Income (in millions)
	2006	2005

Cable Networks	$621.1	$577.5
Entertainment	51.1	73.6

Total segment operating income	672.2	651.1
Corporate expenses	(48.2)	(27.4)
Eliminations	(0.5)	(2.3)

Total operating income	$623.5	$621.4

Total assets (in millions)	March 31, 2006	December 31, 2005

Cable Networks	$13,791.9	$13,835.0
Entertainment (a)	6,481.9	4,791.6
Corporate	690.5	489.0

Total assets	$20,964.3	$19,115.6

    (a)
    Increase principally relates to the acquisition of DreamWorks.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. For the period ended March 31, 2006, management is not aware of any significant changes to commitments and contingencies outstanding as of year-end which are described in detail in the 2005 Annual Report.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Legal Proceedings

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

NOTE 14. ADDITIONAL INFORMATION

Supplemental Cash Flow Information

	Three Months Ended March 31,
(in millions)	2006	2005

Cash paid for interest	$109.9	$6.9
Cash paid for taxes	$9.9	$103.4

Interest expense, net

	Three Months Ended March 31,
(in millions)	2006	2005

Interest expense	$105.1	$6.2
Interest income	(18.3)	(0.5)

Interest expense, net	$86.8	$5.7

Other expense, net

	Three Months Ended March 31,
(in millions)	2006	2005

Loss on securitization programs	$5.8	$5.0
Foreign exchange	0.9	0.6
Other expense	0.4	—

Other expense, net	$7.1	$5.6

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15. SUBSEQUENT EVENTS

Xfire, Inc.

On May 9, 2006, the Company completed its acquisition of Xfire, Inc, a leading gaming and social networking service, for initial cash consideration of approximately $102 million. An additional $8 million was placed into escrow and is expected to be paid out over four years based upon continued service of the employees.

Private Placement of $4.75 Billion in Senior Notes and Debentures

On April 12, 2006, the Company announced the completion of a private placement of $4.75 billion in aggregate principal amount of senior notes and debentures. The senior notes due 2011 totaling $1.5 billion bear interest at 5.75% per annum. The senior notes due 2016, also totaling $1.5 billion, bear interest at 6.25% per annum. The senior debentures due 2036 of $1.75 billion bear interest at 6.875% per annum. The Company utilized the proceeds to repay a portion of amounts previously borrowed under the $6.0 billion term facility.

During the first quarter, the Company had entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter, upon completion of the private placement, the Company terminated the swaps resulting in cash proceeds to the Company of approximately $88.0 million. The majority of the proceeds will be recognized as a reduction of Interest expense, net over the life of the senior notes and debentures.

Sale of DreamWorks Live-Action Film Library

Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 15, 2005. On May 5, 2006, the Company sold the live-action film library to Soros and Dune. The transaction values the film library at approximately $900 million. For additional information, please refer to Note 3. Business Combinations and Dispositions.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Our Business

We are a leading global entertainment content company, with prominent and respected brands in focused demographics. Offering programming and content for television, motion pictures and digital platforms, Viacom's world-class brands include MTV Networks (MTV: Music Television®, VH1®, Nickelodeon®, Nick at Nite®, Comedy Central®, CMT®: Country Music Television™, Spike TV®, TV Land®, Logo™ and more than 100 networks around the world), BET®, Paramount Pictures®, Paramount Home Entertainment™, DreamWorks and Famous Music®. We manage our operations through two reportable operating segments: (i) Cable Networks, which principally includes MTV Networks and BET Networks; and (ii) Entertainment, which principally includes Paramount and Famous Music.

Separation from Former Viacom

On December 31, 2005, we became a stand-alone public company in connection with our separation from the Former Viacom. Prior to the Separation, the Company was a wholly-owned subsidiary of Former Viacom. The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation, and the Company was renamed Viacom Inc. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

Basis of Presentation

As a result of the separation from Former Viacom, the unaudited Consolidated Statement of Earnings and Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and the Consolidated Balance Sheet at December 31, 2005 are presented on a carve-out basis. Accordingly, for the respective period, the assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. Indebtedness, other than certain capital lease obligations, was not transferred to Viacom as it remained at CBS Corporation. Accordingly, debt service cost is not reflected in the Company's Consolidated Statements of Earnings for the three month period ended March 31, 2005.

The accompanying Consolidated Statements of Earnings for the three months ended March 31, 2005 includes allocation of Former Viacom corporate expenses of $25.5 million, primarily included within Selling, general and administrative expenses. The allocations are generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by the Company and are not necessarily representative of actual costs.

The historical carve-out consolidated financial statements may not necessarily reflect what our results of operations, financial position and cash flows would have been if we had been a separate stand-alone company during the periods presented.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Organization of Management's Discussion and Analysis of Results of Operations and Financial Condition

Management's discussion and analysis of results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. References to "Viacom," "Company," "we," "us" and "our" refer to Viacom Inc. and its consolidated subsidiaries through which its various businesses are conducted, unless the context requires otherwise. Significant components of the management's discussion and analysis section include:

  Consolidated Results of Operations.    Analysis of the Company's results of operations on a consolidated basis for the three months ended March 31, 2006 against the comparable period ended March 31, 2005, prepared on a historical carve-out basis.

  Segment Results of Operations.    Analysis of the Company's results of operations for the three months ended March 31, 2006 and 2005, respectively, for the Cable Networks segment and the Entertainment segment separately.

  Liquidity and Capital Resources.    Analysis of the Company's financial condition, including a discussion of cash flows for the three months ended March 31, 2006 as compared to the comparable 2005 period and an update of the Company's net debt position.

  VIACOM INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  (continued)

  CONSOLIDATED RESULTS OF OPERATIONS

  Provided below is summary information regarding our performance for the three months ended March 31, 2006 as compared to the period ended March 31, 2005:

	Three Months Ended March 31,
			2006 vs. 2005
(in millions)	2006	2005

Revenues	$2,367.5	$2,106.9	12%
Expenses:
Operating	1,163.2	989.1	18
Selling, general and administrative	499.3	434.8	15
Depreciation and amortization	81.5	61.6	32

Total expenses	1,744.0	1,485.5	17
Operating income	623.5	621.4	—
Interest expense, net	86.8	5.7	NM
Other expense, net	7.1	5.6	27

Earnings from continuing operations	529.6	610.1	(13)
Provision for income taxes	(215.0)	(247.1)	13
Equity in earnings from affiliates	3.9	0.7	NM
Minority interest, net of tax	(1.3)	(1.4)	7

Net earnings from continuing operations	317.2	362.3	(12)
Net loss from discontinued operations	—	(12.0)	NM

Net earnings	$317.2	$350.3	(9)%

  NM = not meaningful

  Revenues

  For the three months ended March 31, 2006, revenues increased $260.6 million or 12% to $2,367.5 million, of which 8% of the total increase in revenues was attributable to our strategic acquisition of DreamWorks (see Note 3. Business Combinations and Dispositions). The growth in revenues reflects a 7% increase in the Cable Networks segment, and a 25% increase in the Entertainment segment, including the impact of DreamWorks.

  VIACOM INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  (continued)

  Components of Revenue

  The table below presents the components of revenues, net of intercompany eliminations, for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,			Percentage of Total Revenue
			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Advertising sales	$863.1	$835.9	3%	36%	40%
Feature film	797.9	632.3	26	34	30
Affiliate fees	488.9	448.5	9	21	21
Ancillary	217.6	190.2	14	9	9

Total revenue	$2,367.5	$2,106.9	12%	100%	100%

  Advertising sales, primarily generated from our Cable Networks segment, increased $27.2 million for the three months ended March 31, 2006 versus the comparable 2005 period driven principally by increased domestic advertising sales across most MTV Networks' brands which were up 6%. Our domestic advertising growth was partially offset by declines in international, principally in Germany.

  Feature film revenues consist of worldwide theatrical revenue, home entertainment revenue, and television license fees related to the exploitation of feature films by the Entertainment segment. For the three months ended March 31, 2006, feature film revenues increased $165.6 million as compared to the same period for 2005, inclusive of $172.7 million of revenue related to DreamWorks. The additional DreamWorks revenue was offset principally by home entertainment revenue declines driven by the timing and performance of DVD releases when comparing quarters.

  Affiliate fees increased $40.4 million for the three months ended March 31, 2006 versus the comparable 2005 period driven by both subscriber and rate increases.

  Ancillary revenues (e.g., Cable Networks home video sales, consumer products, license fees) increased $27.4 million for the three months ended March 31, 2006. The increase is attributable to both the Cable Networks segment as a result of improved home video/DVD sales and increased syndication fees, as well as the Entertainment segment as a result of increased rental revenue for studio space.

  Each component of revenue is discussed in greater detail within the section "Segment Results of Operations."

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

  Revenues by Geographic Area

	Three Months Ended March 31,			Percentage of Total Revenues
			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Domestic	$1,960.4	$1,690.2	16%	83%	80%
International	436.3	441.8	(1)	18	21
Eliminations	(29.2)	(25.1)	16	(1)	(1)

Total revenue	$2,367.5	$2,106.9	12%	100%	100%

  Domestic revenue growth was driven by a 38% increase in the Entertainment segment primarily due to DreamWorks and an 8% increase in the Cable Networks segment. International revenue was impacted by a 4% decrease in the Cable Networks segment principally due to a drop in advertising spending in Germany, partially offset by higher affiliate fees and license fees related to consumer products.

  Expenses and Operating Income

  Operating

  The following table provides the components of Operating expense, net of intercompany, for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
			2006 vs 2005
(in millions)	2006	2005

Production and programming	$803.6	$719.1	12%
Distribution	349.0	263.8	32
Other	10.6	6.2	71

Total operating expenses	$1,163.2	$989.1	18%

  Operating expenses increased $174.1 million for the three months ended March 31, 2006 as compared to the comparable 2005 period. More specifically, production and programming costs increased $84.5 million, driven by increases at both the Cable Networks segment due to investment in new channels and businesses (e.g., Logo and IFilm) and the Entertainment segment due principally to the acquisition of DreamWorks and the related timing of releases. In addition, our distribution expenses increased $85.2 million, inclusive of $76.5 million of distribution costs related to DreamWorks titles.

  Selling, general and administrative

  Selling, general and administrative expenses increased $64.5 million for the three months ended March 31, 2006 versus the three months ended March 31, 2005 principally at the Entertainment segment due to integration of DreamWorks and higher overhead expenditures, principally related to home entertainment. In addition, Corporate costs were higher principally due to the actual costs of being a separate public company compared to the allocation on a carve-out basis of 2005 expenses relating to the separation from Former Viacom. Finally, included within Selling, general and administrative expenses for the three months

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

  ended March 31, 2006 is the impact of adoption of FAS 123R with regards to stock options. Total FAS 123R expense for the period was $9.4 million of which $6.3 million related specifically to stock options. Such expense is expected to increase in subsequent quarters upon approval by the Compensation Committee of the Board of future employee grants.

  Depreciation and amortization

  Depreciation and amortization increased $19.9 for the three months ended March 31, 2006 as compared to the same period for 2005, mostly driven by the amortization of intangibles acquired from DreamWorks in the Entertainment segment.

  Each component of expense is discussed in greater detail within the section "Segment Results of Operations."

  Operating Income

  Operating income increased to $623.5 million in the first quarter of 2006 from $621.4 million for the prior year period. The Cable Networks segment was up 8% to $621.1 million in the quarter from first quarter 2005 and the Entertainment segment decreased $22.5 million to $51.1 million for the first quarter 2006. Corporate expenses, including depreciation expense, increased 76% to $48.2 million in the first quarter.

  Interest expense, net

  Interest expense, net for 2006 includes costs related to credit facilities, including related financial instruments, and capital lease obligations. For the three months ended March 31, 2006, Interest expense, net was $81.1 million higher as compared to the comparable 2005 period principally due to higher average debt outstanding and higher interest rates in 2006. The higher debt outstanding results from funding the special dividend payment made to CBS Corporation in connection with the separation from Former Viacom in December 2005, the purchase of DreamWorks on January 31, 2006, and the purchase of common stock under the Company's stock repurchase program which began in January 2006. We may incur additional debt for a variety of reasons including, but not limited to, acquisitions and stock repurchases. We expect Interest expense, net for the full year 2006 to be significantly higher in 2006 as compared to 2005 which was prepared on a carve-out basis. For additional information see Note 5. Financing Obligations and the Liquidity and Capital Resources section below.

  Other expense, net

  Other expense, net of $7.1 million for the three months ended March 31, 2006, represented an increase of $1.5 million, or 27%, from $5.6 million for the three months ended March 31, 2005. The increase is principally attributable to an increase in costs associated with securitizing trade receivables.

  Provision for Income Taxes

  We recorded an income tax provision of $215.0 on pretax income of $529.6 for the three months ended March 31, 2006. Our estimated annual effective tax rate is currently 40.6% for 2006 versus 40.5% in 2005. The difference between the effective tax rate and the statutory rate of 35% is due to state and local income taxes and the effect of international operations.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

  Equity in Earnings of Affiliated Companies, Net of Tax

  Equity in earnings of affiliated companies, net of tax reflected earnings of $3.9 million for the three months ended March 31, 2006, representing an increase of $3.2 million as compared to the three months ended March 31, 2005. The increase principally relates to positive results from Paramount international affiliates and improvement in MovieLink.com results. Improvements at the Entertainment segment were offset by a decline in earnings of certain MTV international affiliates, principally in Italy and Russia.

  Minority Interest, Net of Tax

  Minority interest primarily represented the minority ownership of certain international pay television companies. Minority interest, net of tax of $1.3 million for the three months ended March 31, 2006, represented a minimal decrease of $0.1 million from $1.4 million for the three months ended March 31, 2005 due to normal fluctuations in operations.

  Net Loss from Discontinued Operations

  Net loss from discontinued operations reflects the operating results of Famous Players through the disposition date of July 22, 2005. Discontinued operations reflected losses of $12.0 million, net of tax benefit, for the three months ended March 31, 2005.

  Recent Developments

  Sale of DreamWorks LLC Live-Action Film Library

  Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 15, 2005. Subsequently on May 5, 2006, we sold the live-action film library to Soros and Dune. The transaction values the film library for approximately $900 million. Viacom retained a minority interest in the entity that owns the library. Under the terms of the agreement, Soros and Dune can require Viacom to purchase and Viacom can require Soros and Dune to sell their respective interests in the entity which acquired the film library commencing nine months prior the the fifth anniversary at the then current fair value.

  In connection with the sale of the live-action film library, Soros entered into exclusive five-year agreements with Paramount and its international affiliates for distribution and fulfillment services of the live-action library by Paramount. In the event that Soros continues to own the film library after the fifth year, the distribution agreement with Paramount will automatically renew.

  Xfire, Inc.

  On May 9, 2006, we completed our acquisition of Xfire, Inc, a leading gaming and social networking service, for initial cash consideration of approximately $102 million. An additional $8 million was placed into escrow and is expected to be paid out over four years based upon continued service of the employees.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

  SEGMENT RESULTS OF OPERATIONS

  The following table presents segment revenues, expense and operating income for the first quarter 2006 and 2005 periods:

	Three Months Ended March 31,
			2006 vs. 2005
(in millions)	2006	2005

Revenues:
Cable Networks	$1,571.8	$1,473.8	7%
Entertainment	824.9	658.2	25
Eliminations	(29.2)	(25.1)	16

Total revenues	2,367.5	2,106.9	12
Expenses:
Cable Networks	950.7	896.3	6
Entertainment	773.8	584.6	32
Corporate	48.2	27.4	76
Eliminations	(28.7)	(22.8)	26

Total expenses	1,744.0	1,485.5	17
Operating income:
Cable Networks	621.1	577.5	8
Entertainment	51.1	73.6	30

Total segment operating income	672.2	651.1	3
Corporate expenses	(48.2)	(27.4)	76
Eliminations (a)	(0.5)	(2.3)	78

Total operating income	$623.5	621.4	—

(a)
Transactions between segments are treated similar to third-party arrangements. Typical transactions include the purchase of advertising by Entertainment segment on Cable Networks properties and the purchase of feature film exploitation rights by Cable Networks of Entertainment segment productions. The impact of such intercompany transactions is included within eliminations above.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Cable Networks

Cable Networks revenue growth depends on continued increases in advertising revenues and affiliate fees from our distributors, through the continued production of compelling content for our brands. Growth also depends on our ability to successfully expand onto new distribution platforms such as wireless and the Internet as these platforms become increasingly attractive to advertisers.

	Three Months Ended March 31,
			2006 vs 2005
(in millions)	2006	2005

Revenues:
Advertising	$876.6	$845.3	4%
Affiliate fees	488.9	448.5	9
Ancillary revenues	206.3	180.0	15

Total revenues	1,571.8	1,473.8	7%
Expenses:
Operating	540.9	503.8	7%
Selling, general & administrative	348.6	338.3	3
Depreciation & amortization	61.2	54.2	13

Total expenses	950.7	896.3	6

Operating income	$621.1	$577.5	8%

Revenues

Cable Networks contributed 66% and 70% of consolidated revenues for the three months ended March 31, 2006 and 2005, respectively. Revenues increased 7% or $98 million to $1,571.8 million in the first quarter of 2006 from $1,473.8 million for the comparable 2005 period.

Advertising revenues were up 4% over the same prior year quarter and represented 56% of Cable Networks revenue for the quarter ended March 31, 2006. Cable Networks domestic channels were up 6%, partially offset by international advertising revenues declining 13% due principally to lower advertising spending in Germany, which accounts for 21% of international advertising revenues, as well as a change in channel format in the first quarter of this year.

Affiliate fees, which represented 31% of Cable Networks 2006 revenues, were up 9% in the first quarter of 2006 with subscriber increases and rate increases both contributing to the growth. Subscriber revenue increases were led by domestic channels including Digital Suite, MTV 2, Tempo and Noggin, which added an aggregate of over 40 million subscribers. In addition Logo, which launched on June 30, 2005, now has 20 million subscribers. Rate increases were strongest among MTV networks core channels, led by Nickelodeon and MTV.

Ancillary revenues increased to $206.3 million for the three months ended March 31, 2006 reflective of increased domestic home video/DVD sales and higher syndication fees resulting from availability of South Park as well as other licensing and merchandising revenues when compared against 2005.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Operating

Operating expenses increased 7% or $37.1 million for the three months ended March 31, 2006 as compared to the comparable 2005 period, reflective principally of the continued investment in programming for MTV Networks domestic channels, including internally developed shows such as The Daily Show and The Colbert Report at Comedy Central; Next, Making the Band, and Laguna Beach at MTV as well as licensed programming including acquired movies and the Miss America Pageant on CMT. Increases for these shows were partially offset by the non-renewal of the WWE package at Spike and the ending of Osbournes and Newlyweds—Nick and Jessica on MTV.

Selling, general and administrative

Selling, general and administrative expenses increased primarily due to costs associated with acquired companies since March 31, 2005 and expenses associated with the adoption of FAS 123R.

Depreciation and amortization

Depreciation and amortization costs increased primarily due to a domestic increase in capital expenditures.

Operating income

The Cable Networks segment increased Operating income 8% for the first quarter 2006 versus 2005 with total operating income of $621.1 million. The increase in Operating income was a result of revenue growth of 7% offset by a 6% increase in expenses. As a result the operating margin expanded from 39.2% to 39.5%.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Entertainment

The Entertainment segment's results of operations substantially depends on the public's response to our theatrical and DVD releases, our ability to obtain creative talent and story properties, and our films' distribution and marketing success. Therefore, the results of the Entertainment segment can be volatile.

	Three Months Ended March 31,
			2006 vs 2005
(in millions)	2006	2005

Revenues:
Home entertainment	$421.8	$373.3	13%
TV license fees	220.4	169.6	30
Theatrical	118.9	79.4	50
Ancillary	63.8	35.9	78

Total revenues	824.9	658.2	25%
Expenses:
Operating	663.2	508.1	31
Selling, general & administrative	93.5	71.1	32
Depreciation & amortization	17.1	5.4	NM

Total expenses	773.8	584.6	32

Operating income	$51.1	$73.6	(31)%

    NM = not meaningful

Revenues

Entertainment contributed 35% of consolidated revenues for the three months ended March 31, 2006 and 31% for the three months ended March 31, 2005.

Revenues for our Entertainment segment increased 25% to $824.9 million for the three months ended March 31, 2006 from $658.2 million in the first quarter of 2005. The DreamWorks acquisition added $174.1 million of revenues in the first quarter of 2006, which more than offset the decline of $7.4 million in Paramount revenue.

Home entertainment revenues increased by $48.5 million or 13% to $421.8 million, inclusive of DreamWorks library titles of $74.4 million. Other home video releases for the first quarter of 2006, such as Hustle & Flow, Yours, Mine & Ours, and Elizabethtown, underperformed 2005 releases including Collateral, SpongeBob SquarePants, and Without a Paddle. Included within home entertainment is revenue related to titles within the DreamWorks film library which we subsequently sold in the second quarter of 2006.

Television license fees increased by 30% to $220.4 million, including $55.6 million of DreamWorks related revenues which accounts for all of the increase.

Our worldwide theatrical revenues in first quarter 2006 increased 50% or $39.5 million to $118.9 million. DreamWorks titles She's the Man, Munich, and Match Point added $42.6 million, partially offset by theatrical revenues declines as Failure to Launch and Last Holiday, in theaters in the first quarter of 2006,

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

underperformed titles in theaters in the first quarter of 2005, including SpongeBob SquarePants, Lemony Snicket and Coach Carter.

Ancillary revenues increased 78% to $63.8 million driven primarily by increased revenues related to the rental of studio space, including $15.4 million from CBS Corporation.

Operating

Operating expenses for our Entertainment segment increased 31% to $663.2 million for the three months ended March 31, 2006 as compared to the 2005 period. The increase was primarily driven by amortization of film inventory costs, accrual of participation costs and higher print and advertising costs principally associated with the timing of theatrical releases, including DreamWorks titles.

Selling, general & administrative

Selling, general and administrative expenses for our Entertainment segment increased 32% to $93.5 million for the three months ended March 31, 2006 as compared to the same period in 2005. This was due principally to higher home entertainment overhead, the inclusion of DreamWorks overhead costs as well as additional costs associated with the integration of DreamWorks.

Depreciation and amortization

Depreciation and amortization expenses increased by $11.7 million to $17.1 million for the three months ended March 31, 2006 as compared to the same period in 2005 due principally to the amortization of intangible assets acquired as part of the acquisition of DreamWorks.

Operating income

Although revenues increased significantly, due principally to the acquisition of DreamWorks, the increase was more than offset by increases in expenses resulting in Operating income for the Entertainment segment declining to $51.1 million for the quarter ended March 31, 2006 as compared to the comparable prior period.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

Prior to the separation, Former Viacom centrally managed the cash flows generated from the Company's various businesses.

Financial Condition

At March 31, 2006, net debt (defined as total financing obligations less cash and cash equivalents) was $7,320.1 million, an increase of $1,923.3 million as compared to December 31, 2005:

(in millions)	March 31, 2006	December 31, 2005

Credit facilities:
$6.0 billion term facility	$6,000.0	$5,405.0
$3.25 billion revolving facility	—	—
Commercial paper	880.5	—
Note payable	561.2	—
Obligations under capital leases	342.6	352.9

Total financing obligations	7,784.3	5,757.9
Less cash and cash equivalents	464.2	361.1

Net debt	$7,320.1	$5,396.8

The following table presents a reconciliation of the movement of net debt for the three months ended March 31, 2006:

(in millions)

Net debt, as of December 31, 2005	$5,396.8
Cash provided by operating activities	(394.8)
Business combinations, net of cash acquired	812.9
Debt acquired in DreamWorks acquisition	561.2
Stock repurchases	924.1
Other, net	19.9

Net debt, as of March 31, 2006	$7,320.1

As of March 31, 2006, we had credit facilities totaling $9.25 billion, comprised of a $3.25 billion revolving facility due December 2010 and a $6.0 billion term facility with portions due in March 2007 and June 2007 (collectively, the "Credit Facilities"). The Credit Facilities contain covenants which, among other things, require that we maintain a minimum interest coverage ratio. At March 31, 2006, we were in compliance with all covenants under the Credit Facilities.

Private Placement of $4.75 Billion in Senior Notes and Debentures

On April 12, 2006, we announced the completion of a private placement of $4.75 billion in aggregate principal amount of senior notes and debentures. The senior notes due 2011 totaling $1.5 billion bear

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

interest at 5.75% per annum. The senior notes due 2016, also totaling $1.5 billion, bear interest at 6.25% per annum. The senior debentures due 2036 of $1.75 billion bear interest at 6.875% per annum. We utilized the proceeds to repay a portion of amounts borrowed under the $6.0 billion term facility. We have an obligation to publicly register such securities pursuant to a registration rights agreement.

Sale of DreamWorks Live-Action Film Library

Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 15, 2005. Subsequently on May 5, 2006, we sold the live-action film library to Soros and Dune. The transaction values the film library at approximately $900 million. We used the net proceeds to repay amounts outstanding, acquired in the DreamWorks acquisition. In connection with the sale of the live-action film library, Soros entered into exclusive five-year agreements with Paramount and its international affiliates for distribution and fulfillment services.

Commitments and Contingencies

In the course of its business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. For the period ended March 31, 2006, management is not aware of any significant changes to commitments and contingencies outstanding as of year-end which are described in detail in our 2005 Annual Report.

Cash Flows

At March 31, 2006, we had $464.2 million in cash and cash equivalents an increase of $103.1 million for the three months ended March 31, 2006:

	Three Months Ended March 31,
(in millions)	2006	2005

Cash provided by operating activities	$394.8	$324.3
Cash used for investing activities	(843.2)	(33.8)
Cash provided by (used for) financing activities	551.5	(316.3)

Increase/(decrease) in cash and cash equivalents	$103.1	$(25.8)

Operating Activities

Cash provided by operating activities increased by $70.5 million as compared to the three months ended March 31, 2005. The increase was driven primarily by working capital changes and lower cash taxes, partially offset by higher cash interest payments.

Investing Activities

Net cash utilized for investing activities increased $809.4 million as compared to the comparable 2005 period due almost entirely to the acquisition of DreamWorks.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Financing Activities

For the period ended March 31, 2006, we borrowed an additional $1,475.5 from banks and through commercial paper markets which was utilized to fund acquisitions and share repurchases. Offsetting additional borrowings was cash paid for purchase of treasury stock, principally under the stock repurchase program, of $924.1 million.

Stock Repurchase Program

We have in place a $3.0 billion stock repurchase program under which we commenced repurchases on January 3, 2006. In addition, we have entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which we have agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under our stock repurchase program. Through May 9, 2006, the Company had acquired 29.9 million shares for total purchase price of $1.2 billion.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement between CBS Corporation and Viacom, on December 29, 2005, the Company paid a preliminary special dividend of $5.4 billion to CBS Corporation, subject to certain adjustments. On March 14, 2006, CBS Corporation provided an initial statement that the dividend should be increased by a net amount of approximately $460 million. On April 28, 2006, the Company served CBS Corporation with a notice of disagreement. Based on an assessment of the amount and underlying components of the proposed additional dividend payment the Company has recorded approximately $170.2 million within Other current liabilities and adjusted Additional paid-in-capital for an equal amount at March 31, 2006. The $170.2 million was paid to CBS Corporation on May 5, 2006. The Separation Agreement provides an opportunity for the parties to negotiate resolution of differences after which any disputed amounts would become subject to arbitration. Any further adjustment to the special dividend will be reflected as an adjustment to Additional paid-in-capital.

Source and Use of Funds

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under committed bank facilities and future access to capital markets will be sufficient to fund our operating needs, including commitments, contingencies, capital and investing commitments, and our financing requirements. The funding for our commitments to purchase programming rights, film operations, and talent contracts will come primarily from cash flow from operations.

We project anticipated cash requirements, which include capital expenditures, share repurchases, acquisitions, and payments on our indebtedness, as well as cash flows generated from operating activities available to meet those needs. Any future net cash funding requirements are expected to be financed with short term borrowings and long-term debt.

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows generated from operating activities and future access to capital markets. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us. There are no

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

provisions in any of our material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

OTHER MATTERS

Accounting Policies and Estimates

Due to the adoption of FAS 123R we provide the following update to the related accounting policy described in our 2005 Annual Report:

FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. For all fair value calculations, the Company utilizes the Black-Scholes option pricing model. Option pricing models require the use of subjective assumptions based on historical evidence and management's judgment. Changes in these assumptions can materially affect the fair value of an option grant. The assumptions utilized reflect the Company's best estimates at the time of each stock option grant; however, they involve inherent uncertainties based on market conditions generally not within the control of management. As a result, if other assumptions were utilized, stock-based compensation expense could be materially different. For additional information, see Note 9. Stock Based Compensation.

Related Party Transactions

We enter into transactions with related parties from time to time. For information on these transactions, see Note 8. Related Party Transactions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward- looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions in cable programming markets and, in particular, for advertisements targeting demographics served by our programming services; the public acceptance of the our movies, cable television and other programming; competition for advertising dollars from search and other internet and wireless-based services; the potential for further weakness in international advertising markets; the successful integration of DreamWorks and Paramount's transition to a new distribution infrastructure in international theatrical and worldwide television markets; changes in technology and its effect on competition in our markets; our ability to successfully launch its programming services to new distribution platforms; changes in the Federal Communications laws and regulations applicable to cable operations including the possibility of mandatory a la carte programming; the impact of piracy on our products; the impact of increased scale in parties involved in the distribution of our products to consumers; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in Viacom's filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2005. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. In the normal course of business, we may employ established and prudent policies and procedures to manage our exposure principally to changes in interest rates and foreign exchange risks. The objective of such policies and procedures is to manage exposure thereby limiting the volatility on earnings and cash flows. We do not enter into financial instrument transactions for speculative purposes.

For the quarter ended March 31, 2006, in anticipation of a private placement of $4.75 billion in aggregate principal amount of senior notes and debentures we had entered into $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate, which were outstanding as of March 31, 2006. In the second quarter, upon completion of the private placement, we terminated the swaps resulting in cash proceeds to us of approximately $88.0 million. The majority of the proceeds will be recognized as a reduction of Interest expense, net over the life of the senior notes and debentures.

Item 4. Controls and Procedures.

Our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2005 Annual Report there have been no material developments in the material legal proceedings in which we are involved. For a discussion of those legal proceedings, see Note 13. Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2005 Annual Report, including the update below, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

A Decline in Advertising Expenditures Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets.

We derive substantial revenues from the sale of advertising on our cable networks. We have recently experienced a decline in international (particularly European) advertising revenues. A decline in advertising expenditures generally or in specific markets, including domestic and international markets, could significantly adversely affect our revenues and operating results in any given period. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of economic uncertainty. In addition, advertising expenditures may also be affected by increasing competition for the leisure time of audiences. Advertising expenditures by companies in certain sectors of the economy, including the children's toys and entertainment sectors, represent a sizeable portion of our advertising revenues. Any political, economic, social or technological change may result in a reduction of these sectors' advertising expenditures. For example, at least one company has announced it intention to shift its advertising focus away from children under 12 years of age in response to concerns about child obesity and unhealthy eating. Any reduction in advertising expenditures could have an adverse effect on our revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have in place a $3.0 billion stock repurchase program under which we commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under the stock repurchase program. The following table provides information about our purchases of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended March 31, 2006:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program

	(thousands)	(dollars)	(millions)
As of January 1, 2006			$3,000.0
Month ended January 31, 2006:
Open market	10,800.0	$42.33	2,542.4
NAIRI	1,406.9	42.25	2,483.0
Month ended February 28, 2006:
Open market	4,500.0	41.82	2,294.6
NAIRI	586.0	41.52	2,270.3
Month ended March 31, 2006:
Open market	5,750.0	38.85	2,046.7
NAIRI	748.7	38.85	2,017.6

Total as of March 31, 2006	23,791.6	$41.26	$2,017.6

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1	Indenture dated as of April 12, 2006 between Viacom Inc. and The Bank of New York, trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).
4.2	First Supplemental Indenture dated as of April 12, 2006 between Viacom Inc. and The Bank of New York, trustee (including forms of Senior Notes and Debentures) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).
4.3	Registration Rights Agreement dated as of April 12, 2006 among Viacom Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of themselves and the other initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.
Date: May 12, 2006	By:	/s/ MICHAEL J. DOLAN Michael J. Dolan Executive Vice President and Chief Financial Officer
Date: May 12, 2006	By:	/s/ JACQUES TORTOROLI Jacques Tortoroli Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
4.1
Indenture dated as of April 12, 2006 between Viacom Inc. and The Bank of New York, trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).
4.2
First Supplemental Indenture dated as of April 12, 2006 between Viacom Inc. and The Bank of New York, trustee (including forms of Senior Notes and Debentures) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).
4.3
Registration Rights Agreement dated as of April 12, 2006 among Viacom Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of themselves and the other initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).
31.1	*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Filed herewith.

QuickLinks

VIACOM INC. INDEX TO FORM 10-Q
VIACOM INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
VIACOM INC. CONSOLIDATED BALANCE SHEETS
VIACOM INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIGNATURES
EXHIBIT INDEX