Form 10-Q
period 2006-06-30
Viacom Inc.
filed 2006-08-09
CIK 1339947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 31, 2006
Class A Common Stock, par value $0.001 per share	61,073,449
Class B Common Stock, par value $0.001 per share	648,387,493

VIACOM INC.
INDEX TO FORM 10-Q

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except earnings per share amounts)	2006	2005	2006	2005

Revenues	$2,846.7	$2,301.5	$5,214.2	$4,408.4
Expenses:
Operating	1,582.0	1,177.9	2,745.2	2,167.0
Selling, general and administrative	518.7	474.1	1,018.0	908.9
Depreciation and amortization	82.8	60.5	164.3	122.1

Total expenses	2,183.5	1,712.5	3,927.5	3,198.0
Operating income	663.2	589.0	1,286.7	1,210.4
Interest expense, net	(112.6)	(3.8)	(199.4)	(9.5)
Other items, net	9.3	(3.0)	2.2	(8.6)

Earnings from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	559.9	582.2	1,089.5	1,192.3
Provision for income taxes	(144.9)	(223.2)	(359.9)	(470.3)
Equity in earnings of affiliated companies, net of tax	1.9	4.1	5.8	4.8
Minority interest, net of tax	(0.9)	(0.8)	(2.2)	(2.2)

Net earnings from continuing operations	416.0	362.3	733.2	724.6
Discontinued operations, net of tax	21.3	(8.4)	21.3	(20.4)

Net earnings	$437.3	$353.9	$754.5	$704.2

Basic earnings per common share amounts:
Earnings per share, continuing operations	$0.58	$0.48	$1.00	$0.96
Earnings (loss) per share, discontinued operations	$0.03	$(0.01)	$0.03	$(0.02)
Net earnings per share	$0.61	$0.47	$1.03	$0.94
Diluted earnings per common share amounts:
Earnings per share, continuing operations	$0.58	$0.48	$1.00	$0.96
Earnings (loss) per share, discontinued operations	$0.03	$(0.01)	$0.03	$(0.02)
Net earnings per share	$0.61	$0.47	$1.03	$0.94
Weighted average number of common shares outstanding:
Basic common shares	720.4	751.6	729.1	751.6
Diluted common shares	721.3	751.6	731.1	751.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except par value)	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312.1	$361.1
Receivables, less allowances of $136.2 and $138.6	1,896.1	1,981.7
Inventory	574.6	506.6
Prepaid expenses	187.3	150.3
Deferred tax assets, net	123.6	132.0
Other current assets	375.7	381.1

Total current assets	3,469.4	3,512.8
Property and equipment, net	1,149.6	1,179.9
Non-current inventory, including film inventory	3,434.8	2,973.2
Goodwill	10,663.9	10,361.4
Intangible assets	733.5	370.8
Other assets	596.9	717.5

Total assets	$20,048.1	$19,115.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$288.5	$394.0
Accrued expenses	1,146.7	1,201.6
Participants' share, residuals and royalties payable	737.8	673.0
Program rights	321.6	321.2
Deferred income	390.3	284.5
Financing obligations—current	59.4	55.8
Other current liabilities	415.1	338.5

Total current liabilities	3,359.4	3,268.6
Financing obligations—non-current	7,601.6	5,702.1
Deferred tax liabilities, net	—	41.2
Participants' share, residuals and royalties payable	502.6	471.7
Program rights	419.6	459.8
Other liabilities	1,271.0	1,384.3
Commitments and contingencies (Note 13)
Stockholders' equity:
Class A Common Stock, par value $0.001, 375.0 authorized 61.6 and 65.7 outstanding, respectively	0.1	0.1
Class B Common Stock, par value $0.001, 5,000.0 authorized 690.6 and 685.9 outstanding, respectively	0.7	0.7
Additional paid-in capital	7,693.0	7,837.3
Treasury stock	(1,602.3)	—
Retained earnings	754.5	—
Accumulated other comprehensive income	47.9	(50.2)

Total stockholders' equity	6,893.9	7,787.9

Total liabilities and stockholders' equity	$20,048.1	$19,115.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in millions)	2006	2005

OPERATING ACTIVITIES
Net earnings	$754.5	$704.2
Net earnings from discontinued operations	(21.3)	20.4

Net earnings from continuing operations	733.2	724.6
Reconciliation of non-cash adjustments:
Depreciation and amortization	164.3	122.1
Feature film and program amortization	1,070.8	793.2
Stock based compensation	21.4	6.5
Equity in affiliated companies	(5.8)	(4.8)
Minority interest	2.2	2.2
Reconciliation of operating assets and liabilities, net of acquisitions:
Decrease in receivables	738.5	204.3
Increase in inventory and program rights	(1,344.2)	(981.4)
Decrease in accounts payable and accrued expenses	(876.7)	(232.5)
Increase/(decrease) in deferred income	(43.3)	10.5
Increase in tax related accounts	84.1	32.5
Discontinued operations, net	—	23.6
Other, net	30.2	(17.2)

Net cash provided by operating activities	574.7	683.6

INVESTING ACTIVITIES
Business combinations, net of cash acquired	(914.3)	(171.0)
Businesses dispositions	675.3	0.2
Capital expenditures	(68.7)	(68.4)
Investments in and advances to affiliated companies	(2.2)	10.2
Discontinued operations, net	—	(5.7)
Other, net	(4.9)	(4.7)

Net cash used for investing activities	(314.8)	(239.4)

FINANCING ACTIVITIES
Borrowings from banks, net of deferred financing costs	965.0	—
Repayments to banks	(5,840.0)	—
Senior notes and debentures, net of discount	5,466.9	—
Commercial paper	1,295.9	—
Repayment of acquired notes payable and preferred interest	(657.4)	—
Proceeds from cash flow hedge	88.0	—
Due to Former Viacom	(60.2)	(438.5)
Payment of capital lease obligations	(27.0)	(29.4)
Purchase of treasury stock	(1,549.1)	—
Discontinued operations, net	—	(0.2)
Other, net	2.2	(4.4)

Net cash used for financing activities	(315.7)	(472.5)

Effect of exchange rate changes on cash and cash equivalents	6.8	(5.1)
Net decrease in cash and cash equivalents	(49.0)	(33.4)
Cash and cash equivalents as of beginning of period	361.1	150.0

Cash and cash equivalents at end of period	$312.1	$116.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Viacom Inc. and its consolidated subsidiaries ("Viacom" or the "Company") are a leading, global entertainment content company, with respected brands in focused demographics. On December 31, 2005 the Company became a stand-alone public entity by separating from the former Viacom Inc. ("Former Viacom"). Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom. The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

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

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying financial statements include estimates of film ultimate revenues, product returns, amount of receivables expected to be collected, potential outcome of uncertain tax positions and determination of fair value of equity based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Carve-out Financial Presentation

As a result of the separation from Former Viacom, the Consolidated Statements of Earnings for the quarter and six months ended June 30, 2005 and Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and the Consolidated Balance Sheet at December 31, 2005 are presented on a carve-out basis. Accordingly, for the respective period, the assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. Indebtedness, other than certain capital lease obligations, was not transferred to Viacom and remained at CBS Corporation. Accordingly, debt service cost is not reflected in the Company's Consolidated Statements of Earnings for the quarter and six months ended June 30, 2005.

The accompanying Consolidated Statements of Earnings for the quarter and six months ended June 30, 2005 includes allocation of Former Viacom corporate expenses of $41.6 million and $69.8 million, respectively, primarily included within Selling, general and administrative costs. The allocations are

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by the Company and are not necessarily representative of actual costs.

The historical carve-out consolidated financial statements may not necessarily reflect what the Company's results of operations, financial position and cash flows would have been if the Company had been a separate stand-alone company during the periods presented.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement between CBS Corporation and Viacom, on December 29, 2005, the Company paid a preliminary special dividend of $5.4 billion, subject to certain adjustments. On March 14, 2006, CBS Corporation provided an initial statement that the dividend should be increased by a net amount of approximately $460 million. On April 28, 2006, the Company served CBS Corporation with a notice of disagreement. Based on an assessment of the amount and underlying components of the proposed additional dividend payment the Company recorded an amount payable as of March 31, 2006 and subsequently paid $170.2 million to CBS Corporation on May 5, 2006. Under the Separation Agreement, after an opportunity for the parties to negotiate resolution of differences, any disputed amounts are subject to arbitration. Any further adjustment to the special dividend will be reflected as an adjustment to additional paid-in-capital.

Stock Based Compensation

The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123R") and SEC Staff Accounting Bulletin No. 107 ("SAB 107") as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. FAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

In adopting FAS 123R, the Company has elected the modified prospective methodology. As such, periods prior to January 1, 2006 are presented in accordance with the disclosure only provisions of FASB Statement 123, Accounting for Stock-Based Compensation("FAS 123"), the standard prior to FAS 123R. The following table reflects the effect on net earnings if the Company had applied the fair value recognition provisions of FAS 123 to stock based employee compensation in these periods. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005:

(in millions, except per share amounts)	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings	$353.9	$704.2
Stock option expense, net of tax	3.4	132.1

Pro forma net earnings	$350.5	$572.1

Basic and diluted earnings per common share:
Net earnings	$0.47	$0.94
Pro forma net earnings	$0.47	$0.76

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

For additional information regarding the adoption of FAS 123R, please refer to Note 9 Stock Based Compensation.

Distribution Services

In connection with the purchase of DreamWorks L.L.C. ("DreamWorks"), and the disposition of DW Funding LLC ("DW Funding"), the Company was granted the exclusive worldwide right to distribute all of the animated feature films produced by DreamWorks Animation SKG, Inc. ("DreamWorks Animation") and live-action films released by DreamWorks prior to September 15, 2005 (the "live-action library").

Under the terms of both the DreamWorks Animation and live-action library distribution agreements the Company is generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company is entitled to (i) retain a fee of eight percent of gross receipts and (ii) recoup expended distribution and marketing costs on a film-by-film basis prior to any participation payments to DreamWorks Animation or DW Funding. The Company accounts for the arrangements in accordance with Statements of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). In addition, print and advertising costs are expensed as incurred in accordance with SOP 93-7, Reporting on Advertising Costs. As primary obligor, revenue and related distribution and marketing costs are presented on a gross basis in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19").

Income Tax Contingencies

Income tax contingencies are determined using an asset recognition model for which the initial valuation is based on an evaluation of tax positions under applicable tax law and the likelihood of prevailing based on these positions. Tax positions considered probable of being sustained on audit based solely on the technical merits of the position are recorded as a benefit. Under the asset recognition model, if the initial assessment fails to result in the recognition of a tax benefit, the position is monitored and subsequently recognized as a tax benefit if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to probable; if the statute of limitations expires; or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. In the quarter ended June 30, 2006, the Company reached a settlement of certain tax positions principally relating to the 2000 - 2003 combined federal income tax returns of Former Viacom. Principally as a result of the audit settlements, tax reserves of $70.7 million were recognized as a component of income tax expense in the quarter.

Discontinued Operations

On July 22, 2005, Former Viacom sold Famous Players Inc. ("Famous Players"), its Canadian-based theater chain, for approximately $400 million. Famous Players has been presented as a discontinued operation in the consolidated financial statements for the quarter and six months ended June 30, 2005 (see Note 13 Commitments and Contingencies).

In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. ("Blockbuster"). As part of the separation from CBS Corporation, the Company has agreed to indemnify CBS Corporation with respect to obligations as guarantor on certain Blockbuster store leases (see Note 13 Commitments and Contingencies).

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

For the quarter ended June 30, 2006 discontinued operations principally includes the release of reserves resulting from an audit settlement and the effect of adjusting recorded liabilities for lease obligations provided on behalf of Blockbuster and Famous Players to fair value.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), was released. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not-recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is evaluating the impact of adopting of FIN 48.

In March 2006, Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("FAS 156") was released. FAS 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("FAS 140") to require that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. FAS 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

In February 2006, Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("FAS 155") was released. FAS 155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS 140. FAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, FAS 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("FAS 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4" ("FAS 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of FAS 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of FAS 151 did not have any impact on the Company's financial position, results of operations or cash flows.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. STOCK REPURCHASE PROGRAM

The Company has in place a $3.0 billion share repurchase program under which it commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with National Amusements, Inc. ("NAI") and its wholly-owned subsidiary NAIRI, Inc. (the "NAIRI Agreement") pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under the stock repurchase program. For the quarter ended June 30, 2006, 14.5 million shares had been repurchased in the open market under the program for an aggregate purchase price of $548.5 million. Year to date June 30, 2006, 35.6 million shares have been repurchased for an aggregate price of $1,418.1 million. In the second quarter an additional 1.9 million shares had been purchased under the NAIRI Agreement for an aggregate purchase price of $71.4 million. For the six months ended June 30, 2006, 4.6 million shares have been purchased for an aggregate purchase price of $184.2 million.

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS

DreamWorks L.L.C.

On January 31, 2006, the Company completed the acquisition of DreamWorks a leading producer of live-action motion pictures, television programming and home entertainment products. The total consideration of $1,529.3 million net of cash acquired of $257.2 million, consisted of $1,106.6 million of cash paid, $657.4 million of assumed note payables and preferred interest and $22.5 million of stock based compensation and transaction costs. The preferred interest assumed was repurchased and cancelled prior to March 31, 2006.

The table below provides a summary of initial purchase price allocations as of the acquisition date. The initial purchase price allocations are based on a preliminary study performed by a valuation specialist and are subject to further analysis and completion:

(in millions)	Amount	Average Life

Film inventories, including live-action library	$1,098.4	10 years
Distribution and fulfillment services	280.0	8 years
Trademarks	12.8	6 years
Output agreements	7.5	7 years
Working capital deficit, net	(49.3)
Goodwill	179.9

Total purchase price, net of cash acquired	$1,529.3

The results of operations for DreamWorks is included as part of Paramount Pictures Corporation ("Paramount") in the Entertainment segment beginning February 1, 2006. The following unaudited pro forma financial information presents the combined results of operations of the Company and DreamWorks as if the acquisition had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

periods presented and should not be taken as indicative of the Company's future consolidated results of operations:

	Quarter Ended June 30,	Six Months Ended June 30,
(in millions)	2005	2006	2005

Revenues	$2,796.2	$5,406.6	$5,531.7
Net earnings from continuing operations	351.6	721.9	695.9
Net earnings	343.3	743.2	680.7
Earnings per common share
Basic	$0.46	$1.02	$0.91
Diluted	$0.46	$1.02	$0.91

Sale of DreamWorks Live-Action Film Library

Among the film library assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 16, 2005. Title to the live-action library is held by DW Funding, previously a wholly-owned subsidiary of DreamWorks. On May 5, 2006, the Company sold a fifty-one percent controlling interest in DW Funding to Soros Strategic Partners LP ("Soros") and Dune Entertainment II LLC ("Dune"). In connection with the sale, DW Funding entered into senior borrowings with a third-party and mezzanine financings with Soros and Dune, the proceeds of which were utilized to fund the cash paid to the Company for the sale of the library. The Company received $675.3 million net proceeds after considering closing adjustments, which was principally utilized to repay notes acquired as part of the DreamWorks acquisition. DW Funding is a variable interest entity; however, the Company is not the primary beneficiary and therefore accounts for its minority interest held in DW Funding, which was valued at $7.35 million, as an equity investment.

In connection with the sale of the live-action film library, Soros entered into exclusive five-year agreements with Paramount and its international affiliates for distribution and fulfillment services of the live-action library. The Company has determined that it is the primary obligor with respect to providing these services and accounts for revenues earned and costs incurred on a gross recognition basis pursuant to EITF 99-19. In the event that Soros and Dunes continue to own DW Funding after the fifth year, the distribution agreement with Paramount will automatically renew.

Other Business Combinations

On May 9, 2006, the Company completed its acquisition of Xfire, Inc, a leading gaming and social networking service, for initial consideration of approximately $102 million. Additional amounts of up to eight million will be paid out over four years based upon continued service of the employees. On June 1, 2006, the Company acquired an additional ten percent interest in Nickelodeon UK Limited ("Nick UK") for $8.9 million. Previously Nick UK was a fifty-fifty joint venture with BSkyB. With the additional interest, the Company obtained control of Nick UK and began consolidating its operations as of June 1, 2006. The pro forma impact of the other business combinations, either individually or combined, is not material to the Company.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. INVENTORY

The following is an analysis of inventory, including film inventory:

(in millions)	June 30, 2006	December 31, 2005

Theatrical:
Released (including acquired libraries)	$755.6	$699.3
Completed, not released	0.2	46.2
In process and other	774.7	483.2
Television	9.4	—
Program rights	2,287.2	2,098.3
Merchandise inventory	156.2	109.3
Other	26.1	43.5

Total inventory	4,009.4	3,479.8
Less current portion	574.6	506.6

Total non-current inventory	$3,434.8	$2,973.2

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

(in millions)	2006 June 30,	December 31, 2005

Credit facilities:
Term facility	$560.0	$5,405.0
$3.25 billion revolving facility	—	—
Senior notes and debentures:
Senior notes due 2009, LIBOR + 0.35%	750.0	—
Senior notes due 2011, 5.75%	1,491.3	—
Senior notes due 2016, 6.25%	1,493.6	—
Senior debentures due 2036, 6.875%	1,732.7	—
Commercial paper	1,295.9	—
Obligations under capital leases	337.5	352.9

Total financing obligations	7,661.0	5,757.9
Less current portion	59.4	55.8

Total non-current financing obligations	$7,601.6	$5,702.1

As of June 30, 2006, the Company had credit facilities totaling $3.81 billion, comprised of a $3.25 billion revolving facility due December 2010 and a $560 million term facility due in June 2007 (collectively, the "Credit Facilities"). The net proceeds of any offering of long-term debt securities by the Company must be used to prepay the term facility. To the extent the term facility has been repaid, the borrowing capacity under the facility is permanently extinguished. The Credit Facilities contain covenants which, among other

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

things, require that the Company maintains a minimum interest coverage ratio. At June 30, 2006, the Company was in compliance with all covenants related to financing obligations.

On June 16, 2006, the Company completed a private placement of $750 million in floating rate senior notes. The senior notes are due on June 16, 2009 and bear interest at a rate per year equal to three-month LIBOR plus 0.35% to be reset quarterly. On April 12, 2006, the Company completed a private placement of $4.75 billion in aggregate principal amounts of fixed rate senior notes and debentures due 2011, 2016, and 2036 that bear a fixed per annum interest rate. The Company utilized the net proceeds from both private placements to repay a portion of amounts previously borrowed under the term facility. At June 30, 2006 the total unamortized discount related to the fixed rate senior notes and debentures was $32.4 million.

During the first quarter of 2006, the Company had entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter of 2006 the Company terminated the swaps resulting in cash proceeds to the Company of approximately $88.0 million that was principally recorded as a component of other comprehensive income, net of tax. Such amount recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures.

At June 30, 2006 the commercial paper had a weighted average interest rate of 5.59% and average maturity of less than 30 days.

The Company classifies the term facility and commercial paper as non-current financing obligations as management has the intent and ability, through utilization of the $3.25 billion revolving facility due December 2010, to refinance such obligations as long-term.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and other comprehensive income, which refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of Stockholders' equity. The following table summarizes the components of comprehensive income:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Net earnings	$437.3	$353.9	$754.5	$704.2
Other comprehensive income:
Cash flow hedges, net of tax	(5.5)	0.1	52.9	(2.5)
Foreign currency	31.8	(29.0)	47.1	2.4
Other	(2.3)	(2.9)	(1.9)	10.8

Comprehensive income	$461.3	$322.1	$852.6	$714.9

NOTE 7. EARNINGS PER SHARE

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Basic earnings per share for the quarter and six months ended June 30, 2005 was computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding as of January 1, 2005.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The determination of diluted earnings per common share includes the potential dilutive effect of stock options and restricted share units based upon the application of the treasury stock method. Diluted earnings per common share for the quarter and six months ended June 30, 2005 is equal to basic earnings per share for both periods as no dilutive securities were outstanding for such period.

The following table sets forth the computation of basic and diluted earnings per common share, before discontinued operations:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except earnings per share)
	2006	2005	2006	2005

Net earnings from continuing operations	$416.0	$362.3	$733.2	$724.6

Average common shares outstanding, basic	720.4	751.6	729.1	751.6
Dilutive effect of employee stock options	0.8	—	1.9	—
Dilutive effect of restricted share units	0.1	—	0.1	—

Average common shares outstanding, dilutive	721.3	751.6	731.1	751.6

Earnings per share, continuing operations:
Basic	$0.58	$0.48	$1.00	$0.96
Diluted	$0.58	$0.48	$1.00	$0.96

Stock options to purchase 38.9 million shares and 0.1 million restricted share units of Company common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter and six months ended June 30, 2006. Additionally, restricted share units of 0.7 million were excluded from the calculation of diluted earning per common share because their performance conditions were not met as of June 30, 2006.

NOTE 8. RELATED PARTY TRANSACTIONS

NAI through its wholly-owned subsidiary NAIRI, Inc. is Viacom's controlling stockholder, and Sumner M. Redstone is the controlling stockholder of NAI and is Viacom's Executive Chairman of the Board and Founder. NAI and/or NAIRI also own controlling interests in various other companies, some of which do business with Viacom. These companies include CBS Corporation and Midway Games, Inc., as further described below.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the six months ended June 30, 2006 and 2005, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $1.8 million, and $4.0 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway Games Inc. ("Midway") as of June 30, 2006. Midway places advertisements on several of Viacom's cable

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

networks from time to time. During the six months ended June 30, 2006 and 2005, Midway made payments to MTV Networks of approximately $3.0 million and $2.4 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI and NAIRI's participation in the Company's stock repurchase program, see Note 2 Stock Repurchase Program.

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with companies owned by or affiliated with CBS Corporation which results in the recognition of revenue by Viacom. Total revenues from these transactions were $55.6 million and $32.4 million for the quarters ended June 30, 2006 and 2005, respectively and $103.8 million and $86.7 million for the six months ended June 30, 2006 and 2005, respectively. In addition, the total related party purchases from CBS Corporation included $27.4 million ($22.6 million for advertising and $4.8 million for programming) and $46.6 million ($39.2 million for advertising and $7.4 million for programming) for the quarters ended June 30, 2006 and 2005, respectively. Total related party purchases from CBS Corporation were $42.8 million ($34.8 million for advertising and $8.0 million for programming) and $75.5 million ($53.0 million for advertising and $22.5 million for programming), for the six months ended June 30, 2006 and 2005, respectively.

Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table presents the amounts due from or due to CBS Corporation as included in our Consolidated Balance Sheets:

(in millions)	June 30, 2006	December 31, 2005

Amounts due from CBS Corporation	$102.1	$142.3

Amounts due to CBS Corporation
Accounts payable	$15.1	$12.4
Participants' share, residuals and royalties payable	24.4	40.6
Program rights, current	150.1	182.8
Deferred income, current	15.4	13.0
Other liabilities	137.2	238.2

Total due to CBS Corporation	$342.2	$487.0

Separation Related Agreements with CBS Corporation

In connection with the separation, Viacom entered into a Separation Agreement with CBS Corporation that identified assets to be transferred, liabilities to be assumed and obligations of each company following the separation, including indemnification obligations for such liabilities. For information regarding the special dividend paid to CBS Corporation in accordance with the terms of the Separation Agreement and the related post-separation adjustment to the dividend, see Note 1 Basis of Presentation to the Consolidated Financial Statements.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom entered into a Transition Services Agreement, pursuant to which Viacom and CBS Corporation provide certain specified services to each other on an interim basis. For the quarter and six months ended June 30, 2006, approximately $2.9 million and $3.7 million, respectively, was included as a net charge within the Consolidated Statements of Earnings with respect to these services.

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

NOTE 9. STOCK BASED COMPENSATION

The Company's Long-Term Management Incentive Plan (the "LTMIP"), and similarly the Directors' plans, provide for the granting of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units ("RSUs"), phantom shares, dividend equivalents, performance awards and other equity related awards and cash payments. Historically, the Company has granted stock options and RSUs. The purpose of the LTMIP is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The stock options generally vest ratably over a four-year period from the date of grant and expire eight-to-ten years after the date of a grant. RSUs typically vest ratably over four years from the date of the grant.

On December 31, 2005, as a result of the separation from Former Viacom, all outstanding unexercised options to purchase shares of Former Viacom Class B Common Stock and all outstanding RSUs of Former Viacom Class B Common Stock held by an individual who was an employee or director of Former Viacom immediately prior to December 31, 2005 and was an employee or director of Viacom immediately following December 31, 2005 were converted into options to purchase shares of Viacom Class B Common Stock and RSUs of Viacom Class B Common Stock, respectively. For additional information, refer to the Company's 2005 Annual Report.

Upon the exercise of a stock option award or the vesting of RSUs, Class B Common Shares are issued from authorized but unissued shares or from treasury stock. At June 30, 2006 the Company had 40.2 million shares in treasury. In addition, options and RSUs available for future grants as of June 30, 2006 and December 31, 2005 approximated 42.0 million and 50.5 million, respectively.

Compensation Cost Recognized

In accordance with FAS 123R, the Company elected the modified prospective application method. Under this method, the Company began recognizing compensation cost for equity based compensation for all new or modified grants beginning January 1, 2006. In addition, the Company has begun to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate fair value of unvested options was approximately $63.2 million, net of forfeitures, of which $5.7 million and $11.3 million was recognized during the quarter and six months ended June 30, 2006. The remaining amount will continue to

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

be recognized over the remaining vesting period of the options, the weighted-average of which is approximately 2.4 years.

Presented below is a summary of the compensation cost recognized in the accompanying quarterly Consolidated Statements of Earnings:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Recognized in earnings:
Employee stock options	$7.3	$—	$13.6	$—
Restricted share units	4.7	4.1	7.8	6.5

Total compensation cost in earnings	$12.0	$4.1	$21.4	$6.5

Tax benefit recognized	$4.2	$1.6	$8.1	$2.6

Stock Option Plans

The fair value of each option grant is estimated on the date of grant. For options granted during 2006, the determination of volatility is principally based upon implied volatilities from traded options, whereas for options granted during 2005 and prior, the assumption for volatility was based upon historical volatility of the Former Viacom. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using statistical analysis incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield, applicable for the Former Viacom, was based on the expected dividend yield percentage of Former Viacom divided by the market price of Former Viacom common stock at the date of grant. The Company has no intention of declaring a dividend at this time. Presented below is the weighted average fair value of grants for the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Weighted average fair value of grants	$10.99	$11.52	$10.80	$12.64
Weighted average assumptions:
Expected stock price volatility	24.4%	24.4%	24.4%	24.0%
Expected term of options (in years)	4.5	5.2	4.5	5.2
Risk-free interest rate	5.0%	3.7%	4.9%	3.8%
Expected dividend yield	—	0.82%	—	0.75%

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information about stock options outstanding at June 30, 2006. The exercise price and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic Value

	(thousands)		(in years)	(millions)
Outstanding at January 1, 2006	41,423.1	$51.22
Granted	7,836.9	37.89
Exercised	(263.3)	19.97
Forfeited or expired	(260.4)	45.71

Outstanding at June 30, 2006	48,736.3	$49.27	5.2	$44.6

Exercisable at June 30, 2006	37,021.1	$52.06	4.5	$44.6

The following table summarizes information relating to stock option exercises during the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Proceeds from stock option exercises	$2.8	$3.5	$5.3	$7.1
Intrinsic value	2.3	13.4	5.1	14.3
Tax benefit	$0.8	$5.3	$2.0	$5.7

Stock options granted for the six months ended June 30, 2006 include approximately 685,300 replacement awards as a result of the DreamWorks acquisition. Total unrecognized compensation cost related to unvested stock option awards at June 30, 2006 is approximately $122.8 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3.2 years.

Restricted Share Units

The following table summarizes information about restricted share units outstanding at June 30, 2006. The grant date fair value and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Grant Date Fair Value	Contractual Life	Aggregate Intrinsic Value

	(thousands)		(in years)	(millions)
Outstanding at January 1, 2006	1,050.6	$46.24
Granted	1,383.5	36.01
Vested	(312.4)	46.38
Forfeited	(45.2)	47.15

Outstanding at June 30, 2006	2,076.5	$39.38	2.9	74.4

Unvested at June 30, 2006	60.3	$46.95	5.1	2.2

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In May 2006, the Company awarded, under the LTMIP, 752,300 RSUs subject to performance or market and performance conditions with time vesting to its senior executives. The grant date discounted fair value for the RSUs subject to both market and performance conditions was computed using a lattice model. The grant date fair value for RSUs subject to performance conditions and time vesting is the underlying share price on the date of grant. Compensation cost assumes all performance goals will be met and is being recognized as the requisite service period is fulfilled.

The fair value of RSUs vested during the quarter and six months ended June 30, 2006 was $1.4 million and $13.2 million, respectively. No RSUs vested in 2005. Total unrecognized compensation cost related to RSUs at June 30, 2006 is approximately $68.2 million and is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 10. BENEFIT PLANS

Viacom has both funded and unfunded noncontributory defined benefit pension plans. The components of net periodic benefits costs recognized, and contributions made, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Service cost	$7.9	$7.1	$15.8	$14.3
Interest cost	7.0	5.2	14.0	11.4
Expected return on plan assets	(4.3)	(2.7)	(8.7)	(7.1)
Amounts amortized	2.1	1.3	4.3	2.9

Net periodic benefit costs	$12.7	$10.9	$25.4	$21.5

Contributions	$0.6	$0.6	$0.8	$1.2

Contributions for the quarter and six months ended June 30, 2006 and 2005 relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company's defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans in any given year. There are currently no minimum required contributions for funded plans.

NOTE 11. SEVERANCE AND OTHER CHARGES

At December 31, 2005, the Company had accrued $74.9 million related to severance charges principally related to costs incurred in rationalizing the overhead structures of the Cable Networks segment ($47.9 million) and Entertainment segment ($22.6 million) as a result of the separation from Former Viacom. The following table summarizes the activity for severance and other charges for the six month period ended June 30, 2006:

(in millions)	Six Months Ended June 30, 2006

Amounts recorded as of December 31, 2005	$74.9
Accrued for period ended June 30, 2006	0.8
Reversal of prior period charges	(1.5)
Payments	(35.7)

Amounts recorded as of June 30, 2006	$38.5

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12. SEGMENT INFORMATION

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The Company operates two segments: (i) Cable Networks and (ii) Entertainment.

Operating income eliminations primarily reflect the timing of intercompany transactions from the license of feature films to cable networks.

	Quarter Ended June 30,		Six Months Ended June 30,
Revenues (in millions)
	2006	2005	2006	2005

Cable Networks	$1,751.0	$1,619.8	$3,322.8	$3,093.6
Entertainment	1,123.3	704.9	1,948.2	1,363.1
Eliminations
Cable Networks	(14.4)	(18.7)	(28.0)	(28.4)
Entertainment	(13.2)	(4.5)	(28.8)	(19.9)

Total revenues	$2,846.7	$2,301.5	$5,214.2	$4,408.4

	Quarter Ended June 30,		Six Months Ended June 30,
Operating Income (in millions)
	2006	2005	2006	2005

Cable Networks	$710.3	$636.8	$1,331.4	$1,214.3
Entertainment	6.4	(20.3)	57.5	54.2

Total segment operating income	716.7	616.5	1,388.9	1,268.5
Corporate expenses	(54.0)	(38.4)	(102.2)	(65.8)
Eliminations	0.5	10.9	—	7.7

Total operating income	$663.2	$589.0	$1,286.7	$1,210.4

Total Assets (in millions)	June 30, 2006	December 31, 2005

Cable Networks	$14,136.4	$13,835.0
Entertainment	5,642.0	4,791.6
Corporate	269.7	489.0

Total assets	$20,048.1	$19,115.6

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services. These

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

arrangements result from the Company's normal course of business and represent obligations that are payable over several years.

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable to third parties for various obligations of a business that has been divested. Further information is provided below and in the 2005 Annual Report of the Company.

Under the terms of the DW Funding sale agreement, more fully described in Note 3 Business Combinations and Dispositions, Soros and Dune can require Viacom to purchase and Viacom can require Soros and Dune to sell their respective interest via a call obligation at the then current value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, the Company would be required to repay certain lenders all accrued and unpaid interest and principal amounts outstanding. As of June 30, 2006, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. Therefore, as of June 30, 2006, the Company's maximum exposure to loss as a result of its involvement with DW Funding is the $102.8 million previously described as well as the $7.35 million of value ascribed to the equity investment.

In connection with the separation, the Company has agreed to indemnify CBS Corporation with respect to the obligations of the former Viacom as guarantor on certain Blockbuster store leases. Blockbuster's obligations under these store leases aggregated approximately $329.6 million at June 30, 2006. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster's indemnification obligations are secured by a $150 million letter of credit. Viacom had established a liability of $53.2 million to reflect the fair value of its indemnification obligation at June 30, 2006.

In 2005, the former Viacom sold Famous Players, an operator of movie theaters in Canada. CBS Corporation may incur liabilities associated with Famous Players theater leases. The Company agreed to indemnify CBS Corporation, with respect to any liability under these theater leases. Famous Players obligations under these theater leases aggregated approximately $1.07 billion at June 30, 2006. The Company had established a liability of approximately $200.6 million to reflect the fair value of these indemnification obligations.

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom. The suits, consolidated as In re Viacom Shareholders Derivative Litigation, relate to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom were executive officers of Former Viacom. Mr. Redstone is currently Viacom's Executive Chairman of the Board and Founder and Mr. Freston is Viacom's President and Chief Executive Officer. Mr. Moonves is the President and Chief Executive Officer of CBS Corporation. The plaintiffs claim that the compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders. Plaintiffs seek disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom's Board of Directors for alleged breach of fiduciary duty, and other relief. In June of 2006, the trial level court denied Former Viacom's motion to dismiss the case on procedural and substantive grounds. Former Viacom intends to appeal this decision. Under the Separation Agreement, liabilities arising from and control of claims relating to the pre-separation compensation of officers of Former Viacom are shared equally by Viacom and CBS Corporation.

In late 2005 and early 2006, Former Viacom was named as a defendant in three lawsuits in the United States District Court for the Northern District of Texas and one lawsuit in the United States District Court for the Southern District of New York, each relating to the 2004 split-off of Blockbuster from Former Viacom. In August 2006, an additional lawsuit was filed in the Delaware Court of Chancery. The lawsuits name as defendants various combinations of NAI, Former Viacom, Blockbuster, and certain of their respective present and former officers and directors, including some individuals who are officers and directors of New Viacom. The Texas lawsuits are purported class actions which allege violations of the federal securities laws. The New York case is a purported class action which alleges that the defendants breached fiduciary obligations to the Blockbuster Investment Plan in violation of the Employee Retirement Income Security Act by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock that were owned by Former Viacom in connection with the 2004 split-off transaction. The Delaware case is a purported class action which alleges that the directors of Former Viacom at the time of the split-off breached certain fiduciary obligations to Viacom shareholders. Plaintiffs in each of the lawsuits allege that the defendants made untrue statements of material facts and concealed and failed to disclose material facts with respect to Blockbuster's business prospects. The lawsuits seek damages in unspecified amounts and other relief. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and our employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. In July 2006, Former Viacom and Blockbuster moved to dismiss the New York case. The Texas cases have been consolidated and the plaintiffs are expected to file a consolidated complaint. Pursuant to the Separation Agreement, we will indemnify CBS Corporation for any losses arising from these lawsuits. In July 2006, Former Viacom and Blockbuster moved to dismiss the New York case. The Texas cases have been consolidated and the plaintiffs are expected to file a consolidated complaint.

Viacom believes that the plaintiffs' positions in these litigations are without merit and intends to vigorously defend itself in the litigations. Litigation is inherently uncertain and always difficult to predict. However, based on Viacom's understanding and evaluation of the relevant facts and circumstances, it believes that

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows.

NOTE 14. ADDITIONAL INFORMATION

Supplemental Cash Flow Information

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Cash paid for interest	$55.0	$6.8	$164.8	$13.8
Cash paid for taxes	279.1	334.4	289.0	437.9

Interest expense, net

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Interest expense	$118.7	$6.1	$223.8	$12.3
Interest income	(6.1)	(2.3)	(24.4)	(2.8)

Interest expense, net	$112.6	$3.8	$199.4	$9.5

Other items, net

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Loss on securitization programs	$(6.4)	$(6.0)	$(12.2)	$(11.0)
Foreign exchange gain	15.4	3.0	14.5	2.4
Other items	0.3	—	(0.1)	—

Other items, net	$9.3	$(3.0)	$2.2	$(8.6)

NOTE 15. SUBSEQUENT EVENTS

On August 9, 2006, the Company agreed to acquire Atom Entertainment, Inc., a portfolio of four leading online destinations for casual games, short films and animation, for initial cash consideration of approximately $200 million. The acquisition is subject to customary closing conditions and is expected to close in the third quarter.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Our Business

We are a leading global entertainment content company, with prominent and respected brands that appeal to a wide range of focused demographics. Offering programming and content for television, motion pictures and digital platforms, Viacom's world-class brands include MTV Networks (MTV: Music Television®, VH1®, Nickelodeon®, Nick at Nite®, Comedy Central®, CMT®: Country Music Television™, Spike TV®, TV Land®, Logo™ and more than 120 networks around the world), BET®, Paramount Pictures®, Paramount Home Entertainment, DreamWorks and Famous Music®. We manage our operations through two reportable operating segments: (i) Cable Networks, which includes MTV Networks and BET Networks; and (ii) Entertainment, which includes Paramount and Famous Music.

Separation from Former Viacom

On December 31, 2005, we became a stand-alone public company in connection with our separation from the Former Viacom. The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation, and New Viacom Corp. was separated from Former Viacom and renamed Viacom Inc. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

Basis of Presentation

As a result of the separation from Former Viacom, the unaudited Consolidated Statements of Earnings and Consolidated Statement of Cash Flows for the quarter and six months ended June 30, 2005 and the Consolidated Balance Sheet at December 31, 2005 are presented on a carve-out basis. Accordingly, for the respective period, the assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. Indebtedness, other than certain capital lease obligations, was not transferred to us and remained at CBS Corporation. Accordingly, debt service cost is not reflected in our Consolidated Statements of Earnings for the quarter and six month period ended June 30, 2005.

The accompanying Consolidated Statements of Earnings for the quarter and six months ended June 30, 2005 includes allocation of Former Viacom corporate expenses of $41.6 million and $69.8 million, respectively, primarily included within selling, general and administrative costs. The allocations are generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by us and are not necessarily representative of actual costs.

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

  Consolidated Results of Operations.    Analysis of the Company's results of operations on a consolidated basis for the quarter and six months ended June 30, 2006 against the comparable periods ended June 30, 2005, prepared on a historical carve-out basis.

  Segment Results of Operations.    Analysis of the Company's results of operations for the quarter and six months ended June 30, 2006 and 2005, respectively, for the Cable Networks segment and the Entertainment segment separately.

  Liquidity and Capital Resources.    Analysis of the Company's financial condition, including a discussion of cash flows for the quarter and six months ended June 30, 2006 against the comparable 2005 periods and an update of the Company's net debt position.

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results are presented below for the quarter and six months ended June 30:

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues	$2,846.7	$2,301.5	24%	$5,214.2	$4,408.4	18%
Expenses	(2,183.5)	(1,712.5)	(28)	(3,927.5)	(3,198.0)	(23)

Operating income	663.2	589.0	13	1,286.7	1,210.4	6
Interest expense, net	(112.6)	(3.8)	NM	(199.4)	(9.5)	NM
Other items, net	9.3	(3.0)	NM	2.2	(8.6)	NM

Earnings from continuing operations	559.9	582.2	(4)	1,089.5	1,192.3	(9)
Provision for income taxes	(144.9)	(223.2)	35	(359.9)	(470.3)	23
Equity in earnings of affiliates	1.9	4.1	(54)	5.8	4.8	21
Minority interest, net of tax	(0.9)	(0.8)	NM	(2.2)	(2.2)	NM

Net earnings from continuing operations	416.0	362.3	15	733.2	724.6	1
Discontinued operations	21.3	(8.4)	NM	21.3	(20.4)	NM

Net earnings	$437.3	$353.9	24%	$754.5	$704.2	7%

NM = not meaningful

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Revenues

Revenues for the second quarter increased $545.2 million or 24% to $2.85 billion. The acquisition of DreamWorks L.L.C., which was consummated on January 31, 2006, and the commencement of distribution activities for DreamWorks Animation SKG Inc. ("DreamWorks Animation") and DreamWorks live-action films (collectively "DreamWorks") contributed $345.1 million or 63% of the reported growth versus last year. Cable Networks segment revenues increased 8% to $1.75 billion, resulting from domestic advertising revenues which increased 10% to $969.1 million and affiliate fees which increased 11% to $501.8 million. Entertainment revenues were up a reported $418.4 million in the quarter, principally attributable to DreamWorks.

Revenues for the six months ended June 30, 2006, increased $805.8 million or 18% to $5.21 billion. DreamWorks contributed $519.5 million or 64% of the reported growth for the same period. Cable Networks segment revenue increased 7% or $229.2 million to $3.32 billion, driven principally by increases in domestic advertising sales of 8% or $126.8 million to $1.77 billion and affiliate fee increases of 10% or $88.5 million to $990.7 million. Entertainment revenues were up $585.1 million, principally attributable to DreamWorks.

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Advertising sales	$1,053.6	$964.6	9%	$1,916.7	$1,800.5	6%
Feature film	1,041.3	667.1	56	1,786.9	1,277.7	40
Affiliate fees	501.8	453.7	11	990.7	902.2	10
Ancillary	250.0	216.1	16	519.9	428.0	21

Total revenues	$2,846.7	$2,301.5	24%	$5,214.2	$4,408.4	18%

Expenses and Operating Income

Operating Expenses

The following table provides the components of operating expenses for the quarter and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Production and programming	$985.9	$740.8	33%	$1,742.1	$1,403.3	24%
Distribution	499.3	359.6	39	813.9	618.4	32
Merchandising & other	96.8	77.5	25	189.2	145.3	30

Total operating expenses	$1,582.0	$1,177.9	34%	$2,745.2	$2,167.0	27%

Production and programming expenditures increased $245.1 million, or 33%, for the second quarter driven principally by increased film amortization costs in Entertainment, which account for approximately 49% of total production and programming costs for the period. The increased amortization reflects the impact of

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

DreamWorks as well as timing of theatrical releases. For the six months ended June 30, 2006, production and programming expenses increased $338.8 million, or 24%, also primarily attributable to increased film amortization and to a lesser extent increased amortization for programming airing on the Company' cable networks.

Distribution expenses increased $139.7 million or 39% for the quarter and $195.5 million or 32% for the six months ended June 30, 2006. The increases in both periods compared to 2005 reflect higher print and advertising costs in Entertainment as a result of the timing of the spending for theatrical releases and the commencement of distribution activities for DreamWorks Animation and DreamWorks L.L.C. productions. These increases were partially offset by lower distribution expenses in Cable Networks related principally to the timing of DVD releases.

Merchandising and other expenditures increased $19.3 million or 25% for the quarter, and $43.9 million or 30% for the quarter and six months ended, respectively driven principally by the growth in ancillary revenues and the related participations owed on ancillary revenues generated.

Selling, general and administrative

Selling, general and administrative expenditures were up 9% or $44.5 million and $108.9 million or 12% in the quarter and six months ended June 30, 2006, respectively. The increases are driven by higher overhead at Entertainment resulting from the DreamWorks acquisition on January 31, 2006. Corporate expenses also increased 39% and 54% for the quarter and six months ended June 30, 2006, respectively driven by higher compensation related expense, including stock based compensation. An incremental $7.9 million and $14.9 million in compensation expense was recognized for the quarter and six months ended June 30, 2006, respectively.

Depreciation and amortization

Depreciation and amortization increased $22.3 and $42.2 for the quarter and six months ended June 30, 2006 as compared to the same period for 2005. The increase for both periods is principally attributable to the acquisition of DreamWorks. Amortization of intangibles in the second quarter was $12.7 million and $3.6 million due to the DreamWorks and Cable Networks acquisitions, respectively. Incremental transponder amortization for the quarter and six months ended June 30, 2006, respectively, of $2.1 million and $4.3 million also contributed to the overall increases.

Each component of expense is discussed in greater detail within the section "Segment Results of Operations."

Operating income

Operating income increased 13% or $74.2 million to $663.2 million for the second quarter from a 2005 amount of $589.0 million. The Cable Networks segment operating income increased $73.5 million, or 12% to $710.3 million. The Entertainment segment operating income was $6.4 million compared to 2005 loss of $20.3 million. Corporate expenses increased $15.6 million to $54.0 million.

For the six months ended, operating income increased 6% or $76.3 million to $1.29 billion. The increase was primarily attributable to the Cable Networks segment, for which operating income increased $117.1 million, or 10%. For the same six month period, operating income at the Entertainment segment

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

also increased slightly by $3.3 million. The increases at the operating segments were partially offset by higher corporate expenses.

Interest expense, net

Interest expense, net for 2006 includes costs related to our senior notes and debentures, credit facilities and capital lease obligations and amounts associated with our derivative financial instruments. For the six months ended June 30, 2006, interest expense, net increased $189.9 million, including a $108.8 million increase in the second quarter as compared to 2005 principally due to higher average debt outstanding and higher interest rates in 2006. The higher debt outstanding results from funding the special dividend payment to CBS Corporation made in connection with the separation from Former Viacom in December 2005, the purchase of DreamWorks on January 31, 2006, and the purchase of common stock under the stock repurchase program which began in January 2006. During the second quarter, we completed two private placements of debt securities, the purpose of which was to repay amounts under the credit facilities and to provide financial flexibility by extending the expected maturities. The first private placement, completed on April 12, consisted of $4.75 billion in aggregate principal amount of fixed rate senior notes and debentures. The second private placement, completed on June 16, consisted of $750.0 million in aggregate principal amount of floating rate senior notes. We may incur additional debt for a variety of reasons including, but not limited to, acquisitions and stock repurchases. We expect interest expense, net for the full year 2006 to be significantly higher in 2006 as compared to 2005, which was prepared on a carve-out basis.

Other items, net

Other items, net of $9.3 million for the quarter ended June 30, 2006 represented an increase of $12.3 million as compared to same period for 2005, principally attributable to transactional foreign exchange gains primarily related to long-term transponder leases. For the six months ended, other items, net increased $10.8 million which reflects the transactional foreign exchange gains that occurred in the second quarter, partially offset by the costs associated with the securitization of trade receivables.

Provision for income taxes

For the quarter ended, we recorded income tax expense of $144.9 million on pretax earnings of $559.9 resulting in an effective tax rate of 25.9%. The significant reduction in income tax expense results primarily from the release of $70.7 million of discrete tax and related interest reserves as a result of audit settlements in the quarter, and a reduction in the full year effective tax rate of approximately 100 basis points to 39.6% due to a reduction in state and international effective tax rates.

Equity in earnings of affiliated companies, net of tax

Equity in earnings of affiliated companies, net of tax reflected earnings of $1.9 million for the quarter ended June 30, 2006, representing a decrease of $2.2 million. For the six months ended, equity in earnings from affiliates increased $1.0 million. The increase was driven principally by the performance of equity affiliates in Brazil and Australia, partially offset by decline at MTV Russia and MTV Italy.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Minority interest, net of tax

Minority interest, net of tax primarily represents ownership held by third-parties of certain international pay television companies. Minority interest, net of tax was flat for comparative quarters and six months ended.

Net earnings from discontinued operations

For the quarter ended June 30, 2006 discontinued operations principally includes the release of reserves resulting from an audit settlement and the effect of adjusting recorded liabilities for lease obligations provided on behalf of Blockbuster and Famous Players to fair value.

Recent Developments

Atom Entertainment, Inc.

On August 9, 2006, we agreed to acquire Atom Entertainment, Inc., a portfolio of four leading online destinations for casual games, short films and animation, for initial cash consideration of approximately $200 million. The acquisition is subject to customary closing conditions and is expected to close in the third quarter.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents segment revenues, expenses and operating income for the quarter and six months ended. June 30, 2006 Transactions between segments are treated similar to third-party arrangements. Typical transactions include the purchase of advertising by the Entertainment segment on Cable Networks properties and the purchase of exploitation rights for feature films by Cable Networks of Entertainment segment titles. The impact of such intercompany transactions is included within eliminations.

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues
Cable Networks	$1,751.0	$1,619.8	8%	$3,322.8	$3,093.6	7%
Entertainment	1,123.3	704.9	59	1,948.2	1,363.1	43
Eliminations	(27.6)	(23.2)	NM	(56.8)	(48.3)	NM

Total revenues	2,846.7	2,301.5	24	5,214.2	4,408.4	18
Expenses
Cable Networks	1,040.7	983.0	(6)	1,991.4	1,879.3	(6)
Entertainment	1,116.9	725.2	(54)	1,890.7	1,308.9	(44)

Total segment operating expenses	2,157.6	1,708.2	(26)	3,882.1	3,188.2	(22)
Corporate expenses	54.0	38.4	(41)	102.2	65.8	(55)
Eliminations	(28.1)	(34.1)	NM	(56.8)	(56.0)	NM

Total expenses	2,183.5	1,712.5	(28)	3,927.5	3,198.0	(23)
Operating income
Cable Networks	710.3	636.8	12	1,331.4	1,214.3	10
Entertainment	6.4	(20.3)	NM	57.5	54.2	6

Total segment operating income	716.7	616.5	16	1,388.9	1,268.5	9
Corporate expenses	(54.0)	(38.4)	(41)	(102.2)	(65.8)	(55)
Eliminations	0.5	10.9	NM	—	7.7	NM

Total operating income	$663.2	$589.0	13%	$1,286.7	$1,210.4	6%

NM = not meaningful

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

CABLE NETWORKS

Cable Networks revenue growth depends on the continued increases in advertising revenues and affiliate fees from our distributors, through the continued production of compelling content. Growth also depends on our ability to successfully expand on to new distribution platforms such as wireless and the Internet as these platforms become increasingly attractive to advertisers.

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues by component
Advertising	$1,065.8	$983.3	8%	$1,942.4	$1,828.6	6%
Affiliate fees	501.8	453.7	11	990.7	902.2	10
Ancillary	183.4	182.8	NM	389.7	362.8	7

Total revenues by component	$1,751.0	$1,619.8	8%	$3,322.8	$3,093.6	7%

Revenues by geography
Domestic	$1,512.7	$1,389.9	9%	$2,872.7	$2,645.1	9%
International	238.3	229.9	4	450.1	448.5	NM

Total revenues by geography	$1,751.0	$1,619.8	8%	$3,322.8	$3,093.6	7%

NM = not meaningful

Revenues

Cable Networks contributed 62% and 64% of consolidated revenues for the quarter and six months ended June 30, 2006, respectively. For the second quarter, revenues increased 8% to $1.75 billion on the strength of advertising and affiliate fees. Domestic revenues, which represent 86% of total revenues for the quarter and six months ended June 30, 2006, increased 9% for the quarter with advertising revenues up 10%, affiliate fees up 10% and ancillary fees down 1%, due to the absence of the Chappelle 2005 video release. International revenues were up 4% compared to second quarter 2005. Domestic revenue growth for the six months ended was generally consistent with second quarter, including advertising revenues up 8%, affiliate fees up 10% and ancillary revenues up 12%, principally based upon higher syndication fees. International revenues were flat as increases in affiliate fees and ancillary revenues were offset by decreases in advertising.

Advertising

For the second quarter, domestic advertising revenues increased 10%, or $84.7 million, offset by a 2% decline in international advertising revenues. These results reflect a sequential improvement from domestic growth of 6% and international decline of 13% reported for the first quarter 2006. Domestic advertising revenue increased across all channels led by double digit increases at Nickelodeon, Comedy Central, and Spike TV. The decline in international advertising revenues was driven principally by continued softness in the UK and Germany which declined 4% and 26% in the quarter, respectively.

For the six months, domestic advertising revenues increased $126.8 million, or 8%, offset by a decline in international advertising of $13.0 million or 7%. Advertising revenues were down internationally 7%

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

attributable to lower advertising spend principally in Germany and the impact of foreign exchange, partially offset by increases across much of the rest of Europe and in emerging markets, principally in Asia and Latin America.

Affiliate fees

For the second quarter, affiliate fees increased $48.1 million or 11%, including increases across all domestic channels and various MTV Network International channels. Affiliate revenue growth was driven domestically by rate increases and subscriber increases. International affiliate revenues, which were principally earned in Europe, increased $8.4 million, or 13%, reflecting new channels and the consolidation of Nick UK, which drove UK affiliate growth of 19%.

For the six months, affiliate fees increased $88.5 million or 10%, including a 10% growth in international markets driven principally by France due to new channel launches. Domestic affiliate growth increased 10% as a result of both rate and subscriber increases.

Ancillary

For the second quarter, ancillary revenues were relatively flat as increases attributable to South Park syndication fees and home video increases at Nickelodeon and MTV were substantially offset by decreases of home video sales due to absence of The Chappelle Show in 2006. Internationally, ancillary revenue increased 3% as growth in Germany and Spain was partially offset by reductions across most other territories.

For the six months, ancillary revenues increased $26.9 million, or 7%, led principally by a 12% growth in domestic ancillary revenues, or $26.4 million, principally as a result of higher syndication fees resulting from the availability of South Park as well as other licensing and merchandising revenues when compared to 2005.

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues	$1,751.0	$1,619.8	8%	$3,322.8	$3,093.6	7%
Expenses:
Operating expenses	585.5	550.0	6	1,126.4	1,053.8	7
Selling, general & administration	394.6	379.8	4	743.2	718.1	3
Depreciation & amortization	60.6	53.2	14	121.8	107.4	13

Total expenses	1,040.7	983.0	6	1,991.4	1,879.3	6

Operating income	$710.3	$636.8	12%	$1,331.4	$1,214.3	10%

Expenses and Operating Income

Operating

Operating expenses increased 6%, or $35.5 million, reflecting an aggregate 8% increase in programming and production costs for the second quarter on shows such as The Colbert Report, The Daily Show, Mind of Mencia and Showbiz Show at Comedy Central, and VH1 Rock Honors, partially offset by the non-renewal of the WWE package at Spike, The Chappelle Show, and the one time special VH1's Save the Music.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

For the six months, total costs increased $72.6 million, mostly for domestic networks due primarily to increase in programming and production costs. Original programming increased due to the addition of several new shows including The Colbert Report, The Daily Show, Mind of Mencia, and Showbiz Show. Acquired programming also increased mainly due to third party acquisitions airing subsequent to second quarter 2005. The production and programming increases were partially offset by the non-renewal of WWE in 2006.

Selling, general and administrative

Selling, general and administrative increased 4%, or $14.8 million in the quarter. A primary driver of the increase is compensation expense, including an incremental $3.8 million of expense related principally to the adoption of FAS 123R.

For the six months, total selling, general and administrative expenses increased $25.1 million, mostly due to increase in general and administrative costs. Selling and marketing costs increased $2.1 million predominantly all within domestic operations. The increase was mainly driven by higher integrated marketing spend as well as advertising expense including upfront expenses, primarily offset by savings in on-air promos and consumer marketing campaigns. General and administrative costs account for the remainder of the increase primarily driven by increased facilities costs and stock based compensation expense.

Depreciation and amortization

Depreciation and amortization increased $7.4 million, for the second quarter, principally driven by capital leases related to international transponder agreements executed by MTV Europe in late 2005. In addition, intangible asset amortization expense was recorded due to 2005 acquisitions including Viva Media and Neopets. For the six months ended June 30, 2006 depreciation and amortization increased $14.4 million due principally to increases in depreciation related to property, plant and equipment. Consistent with the second quarter, increased depreciation for the six months ended also related to MTV Europe transponders and acquisition related amortization.

Operating income

Operating income increased $73.5 million or 12% to $710.3 million in the second quarter due to 8% revenue growth, partially offset by a combined increase in operating and selling, general and administrative expenses of 5%. For the six months ended, operating income increased 10% as a result of $229.2 million of increased revenue, principally advertising revenue, partially offset by a $97.7 million increase in operating and selling, general and administrative costs combined. In addition, depreciation and amortization costs increased principally related to transponder costs and amortization of acquired assets.

ENTERTAINMENT

The results of operations for the Entertainment segment substantially depends on the public's response to our theatrical and DVD releases, our ability to obtain creative talent and story properties, and our films' distribution and marketing success. Therefore, the results of the Entertainment segment can be volatile, thus impacting comparability. In addition, the acquisition of DreamWorks L.L.C. and the related

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

distribution agreements with DreamWorks Animation and the former DreamWorks live-action library also has a significant impact on the comparability of results.

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues by component
Home entertainment	$402.7	$393.2	2%	$824.5	$766.5	8%
Television license fees	326.9	119.6	173	547.3	289.2	89
Theatrical	325.0	156.3	108	443.9	235.7	88
Ancillary	68.7	35.8	92	132.5	71.7	85

Total revenues by component	$1,123.3	$704.9	59%	$1,948.2	$1,363.1	43%

Revenues by geography
Domestic	$679.9	$489.4	39%	$1,234.3	$889.9	39%
International	443.4	215.5	106	713.9	473.2	51

Total revenues by geography	$1,123.3	$704.9	59%	$1,948.2	$1,363.1	43%

Revenues

Entertainment contributed 39% and 37% of consolidated revenues for the quarter and six months ended June 30, 2006, respectively. DreamWorks contributed $345.1 million and $519.5 million for the quarter and six months ended June 30, 2006, respectively.

Home Entertainment

Home entertainment revenues in the second quarter increased 2% driven by $41.7 million attributable to third-party distribution revenues, related to DreamWorks Animation and live-action library titles, substantially offset by lower revenues for current releases as compared to the prior period. Domestically, Failure to Launch, released late in the quarter, and Aeon Flux compared unfavorably against Lemony Snicket's A Series of Unfortunate Events and Coach Carter for the comparable 2005 period. Internationally, current releases for the quarter, including Aeon Flux and Get Rich or Die Tryin', compared unfavorably against SpongeBob SquarePants and Team America for the comparable 2005 period.

For the six months ended June 30, 2006, home entertainment revenues increased 8% or $58.0 million due to incremental DreamWorks revenue of $157.4 million, substantially offset by lower revenues for Paramount titles. Domestically, Failure to Launch and Yours Mine & Ours in the current period compared unfavorable against Lemony Snicket's A Series of Unfortunate Events and SpongeBob SquarePants and Coach Carter for the comparable 2005 period. Internationally, home video sales of Collateral in the prior period were substantially higher then current period titles including Four Brothers and Elizabethtown. Significant DreamWorks product for the period included Just Like Heaven and Dreamer.

Television license fees

For the quarter ended, television license fees increased $207.3 million, driven principally by increases in DreamWorks related distribution revenue of $108.9 million. Including studio product, DreamWorks contributed an incremental $147.0 million of total television license fees for the quarter. In addition, total

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

international revenues were higher due to the number and mix of available titles which included SpongeBob SquarePants, Without a Paddle, and Manchurian Candidate.

The $258.1 million, or 89% increase in television fees for the six months ended was principally attributable to DreamWorks. DreamWorks contributed an incremental $202.7 million based upon the availability of such titles as Madagascar, War of the Worlds, and Shark Tale. In addition, Paramount titles contributed to higher pay television and network fees due to the mix and availability of titles.

Theatrical

For the quarter ended June 30, 2006, theatrical revenues increased $168.7 million in the second quarter principally as a result of revenues related to the distribution of DreamWorks Animation's Over the Hedge. In total, DreamWorks contributed $108.9 million of incremental revenue. In addition, international theatrical revenues benefited from the release of Mission: Impossible III and Failure to Launch in comparison to War of the Worlds and Sahara in theaters during 2005.

For the six months ended June 30, 2006, theatrical revenues increased $208.2 million based mostly on stronger international performance. DreamWorks contributed $151.5 million from titles including Over the Hedge, She's the Man, Match Point, and Munich. In addition, domestic theatrical releases including Mission: Impossible III and Failure to Launch performed comparably to Longest Yard and Coach Carter, however, international revenues for Mission: Impossible III exceeded those of the comparable War of the Worlds due mostly to the timing of each release as compared to quarter end.

Ancillary revenues

The increase in ancillary revenues of $32.9 million and $60.8 million for the second quarter and six months, respectively was principally driven by studio rental income as well as increased music royalties earned by Famous Music.

	Quarter Ended June 30,			Six Months Ended June 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues	$1,123.3	$704.9	59%	$1,948.2	$1,363.1	43%
Expenses:
Operating expenses	1,012.4	661.8	53	1,675.6	1,169.0	43
Selling, general & administration	85.2	57.7	48	178.7	128.8	39
Depreciation & amortization	19.3	5.7	239	36.4	11.1	228

Total expenses	1,116.9	725.2	54	1,890.7	1,308.9	44

Operating income	$6.4	$(20.3)	NM	$57.5	$54.2	6%

    NM = not meaningful

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Expenses and Operating Income

Operating

Operating expenses for our Entertainment segment principally include film amortization and distribution costs. Operating expenses increased $350.6 million for the quarter and $506.6 million for the six months ended June 30, 2006, principally driven by increased film amortization due to increased revenues generated from both Paramount and DreamWorks product. Distribution costs increased principally as a result of print and advertising costs associated with the timing of theatrical releases and the larger slate of film product with the addition of DreamWorks and DreamWorks Animation distribution.

Selling, general & administrative

Selling, general and administrative costs for both the quarter and six months ended increased due to higher overhead resulting from the DreamWorks acquisition on January 31, 2006.

Depreciation and amortization

The increase in depreciation and amortization for both periods presented is principally attributable to the amortization of distribution rights acquired as part of the DreamWorks L.L.C. acquisition. The amortization of intangibles acquired as part of the DreamWorks L.L.C. acquisition currently is $12.7 million per quarter.

Operating income

Operating income increased $26.7 million compared to the same quarter for 2005 reflecting increases in television revenues offset by the timing of distribution expenses and higher overhead costs, principally due to the integration of DreamWorks. Depreciation and amortization increased as a result of the amortization of certain intangibles acquired in connection with the DreamWorks L.L.C. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the separation, Former Viacom centrally managed the cash flows generated from the Company's various businesses.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Financial Condition

At June 30, 2006, net debt (defined as total financing obligations less cash and cash equivalents) was $7,348.9 million, an increase of $1,952.1 million as compared to December 31, 2005:

(in millions)	June 30, 2006	December 31, 2005

Credit facilities:
Term facility	$560.0	$5,405.0
$3.25 billion revolving facility	—	—
Senior notes and debentures:
Senior notes due 2009, LIBOR + 0.35%	750.0	—
Senior notes due 2011, 5.75%	1,491.3	—
Senior notes due 2016, 6.25%	1,493.6	—
Senior debentures due 2036, 6.875%	1,732.7	—
Commercial paper	1,295.9	—
Obligations under capital leases	337.5	352.9

Total financing obligations	7,661.0	5,757.9
Less cash and cash equivalents	312.1	361.1

Net debt	$7,348.9	$5,396.8

The following table presents a reconciliation of the movement of net debt for the six months ended June 30, 2006:

(in millions)

Net debt, as of December 31, 2005	$5,396.8
Cash provided by operating activities	(574.7)
Business combinations, net of cash acquired	914.3
Business dispositions	(675.3)
Acquired notes and preferred interest	657.4
Stock repurchases	1,549.1
Other, net	81.3

Net debt, as of June 30, 2006	$7,348.9

As of June 30, 2006, we had credit facilities totaling $3.81 billion, comprised of a $3.25 billion revolving facility due December 2010 and a $560 million term facility due in June 2007 (collectively, the "Credit Facilities"). The net proceeds of any offering of long-term debt securities by us must be used to prepay the term facility. To the extent the term facility has been repaid, the borrowing capacity under the facility is permanently extinguished. The Credit Facilities contain covenants which, among other things, require that we maintain a minimum interest coverage ratio. At June 30, 2006, we were in compliance with all covenants related to financing obligations.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

On June 16, 2006, we completed a private placement of $750 million in floating rate senior notes. The senior notes are due on June 16, 2009 and bear interest at a rate per year equal to three-month LIBOR plus 0.35% to be reset quarterly. On April 12, 2006, we completed a private placement of $4.75 billion in aggregate principal amounts of fixed rate senior notes and debentures due 2011, 2016, and 2036 that bear a fixed per annum interest rate. We utilized the net proceeds from both private placements to repay a portion of amounts previously borrowed under the term facility. At June 30, 2006 the total unamortized discount related to the fixed rate senior notes and debentures was $32.4 million.

During the first quarter of 2006, in anticipation of the private placement offerings, we had entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter of 2006, upon completion of the private placement, we terminated the swaps resulting in cash proceeds to us of approximately $88.0 million that was principally recorded as a component of other comprehensive income, net of tax. Such amount recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures.

Commitments and Contingencies

In the course of its business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation

Under the terms of the DW Funding sale agreement, more fully described in Note 3 Business Combinations and Dispositions, Soros and Dune can require us to purchase via a put option and we can require Soros and Dune to sell their respective interest via a call obligation at the then current value of DW Funding commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, we would be required to repay certain lenders all accrued and unpaid interest and principal amounts outstanding. As of June 30, 2006, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. Therefore, as of June 30, 2006, the Company's maximum exposure to loss as a result of its involvement with DW Funding is the $102.8 million previously described as well as the $7.35 million the Company paid for its equity investment.

Cash Flows

At June 30, 2006, we had $312.1 million in cash and cash equivalents a decrease from year end of $361.1 million:

	Six Months Ended June 30,
(in millions)	2006	2005

Cash provided by operating activities	$574.7	$683.6
Cash used for investing activities	(314.8)	(239.4)
Cash used for financing activities	(315.7)	(472.5)
Effect of exchange rate changes	6.8	(5.1)

Decrease in cash and cash equivalents	$(49.0)	$(33.4)

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Operating activities

Cash provided by operating activities decreased by $108.9 million as compared to the six months ended June 30, 2005. The decrease was principally driven by higher investments in film, substantially driven by DreamWorks, and Cable Networks programming as well as higher cash interest payments, partially offset by lower cash tax payments.

Investing activities

Net cash utilized for investing activities increased $75.4 million as compared to the comparable 2005 period due to the acquisition of DreamWorks and Xfire, partially offset by the sale of the live-action library in the second quarter.

Financing activities

For the six months ended June 30, 2006, we utilized the $5.47 billion of net proceeds from two private placements of debt securities to repay a significant portion of amounts previously outstanding under our credit facilities. For the six months ended, we borrowed a net $1.89 billion, the proceeds of which was primarily utilized for acquisitions, principally DreamWorks, and the purchase of treasury stock.

Stock Repurchase Program

We have in place a $3.0 billion share repurchase program under which we commenced repurchases on January 3, 2006. In addition, we have entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which we have agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under our stock repurchase program. Through August 2, 2006, the Company had acquired 44.3 million shares for total purchase price of $1.74 billion.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement between CBS Corporation and us, on December 29, 2005, we paid a preliminary special dividend of $5.4 billion, subject to certain adjustments. On March 14, 2006, CBS Corporation provided an initial statement that the dividend should be increased by a net amount of approximately $460 million. On April 28, 2006, we served CBS Corporation with a notice of disagreement. Based on an assessment of the amount and underlying components of the proposed additional dividend payment we recorded an amount payable as of March 31, 2006 and subsequently paid $170.2 million to CBS Corporation on May 5, 2006. Under the Separation Agreement, after an opportunity for the parties to negotiate resolution of differences, any disputed amounts are subject to arbitration. Any further adjustment to the special dividend will be reflected as an adjustment to Additional paid-in-capital.

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

We project anticipated cash requirements, which include capital expenditures, share repurchases, acquisitions, and payments on our indebtedness, principally to be financed from cash flows generated from operating activities. Any future net cash funding requirements are expected to be financed with short term borrowings and long-term debt.

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows generated from operating activities and future access to capital markets. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us. There are no provisions in any of our material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

OTHER MATTERS

Accounting Policies and Estimates

Due to the adoption of FAS 123R we provide the following update to the related accounting policies described in our 2005 Annual Report:

FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized over the period during which an employee is required to provide service. For all option fair value calculations, the Company utilizes the Black-Scholes option pricing model. Option pricing models require the use of subjective assumptions based on historical evidence and management's judgment. Changes in these assumptions can materially affect the fair value of an option grant. The assumptions utilized reflect the Company's best estimates at the time of each stock option grant; however, they involve inherent uncertainties based on market conditions generally not within the control of management. As a result, if other assumptions were utilized, stock-based compensation cost could be materially different. For additional information, see Note 9 Stock Based Compensation.

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 8 Related Party Transactions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward- looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions in cable programming markets and, in particular, for advertisements targeting demographics served by our programming services; the public acceptance of our movies, cable television and other programming; competition for advertising dollars from search and other internet and wireless-based services; the potential for further weakness in international advertising markets; the successful integration of DreamWorks and Paramount's transition to a new distribution infrastructure in international theatrical and worldwide television markets; changes in technology and its effect on competition in our markets; our ability to successfully launch its programming services to new distribution platforms; changes in the Federal communications laws and regulations applicable to cable operations including the possibility of mandatory a la carte programming; the impact of piracy on our products; the impact of increased scale in parties involved in the distribution of our products to consumers; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in Viacom's filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report for the quarter ended March 31, 2006. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

For the quarter ended March 31, 2006, we had entered into $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter, we terminated the swaps resulting in cash proceeds to us of approximately $88.0 million. The majority of the proceeds will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2005 Annual Report, there have been no material developments in the material legal proceedings in which we are involved. For a discussion of those legal proceedings, see Note 13 Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2005 Annual Report, as updated by our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 12, 2006, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has in place a $3.0 billion share repurchase program under which it commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under the stock repurchase program. The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program

	(thousands)	(dollars)	(millions)
As of March 31, 2006	$23,791.6	$41.26	$2,017.6
Month ended April 30, 2006:
Open market	4,750.0	38.91	1,832.6
NAIRI	618.5	38.98	1,808.5
Month ended May 31, 2006:
Open market	4,250.0	38.03	1,646.7
NAIRI	553.3	38.02	1,625.6
Month ended June 30, 2006:
Open market	5,500.0	36.63	1,423.9
NAIRI	716.0	36.63	1,397.7

Total as of June 30, 2006	$40,179.4	$39.84	$1,397.7

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of Viacom Inc. was held on May 24, 2006. The following matters were voted on at the meeting: (i) the election of 12 directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent auditor for Viacom for fiscal year 2006.

  (i)
  The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld

George S. Abrams	61,766,000	269,000
Philippe P. Dauman	61,813,616	221,384
Thomas E. Dooley	61,818,800	216,200
Thomas E. Freston	61,872,427	162,573
Ellen V. Futter	61,905,628	129,373
Alan C. Greenberg	61,875,600	159,400
Robert K. Kraft	61,886,615	148,385
Charles Phillips, Jr.	61,886,806	148,194
Shari Redstone	61,777,891	257,110
Sumner M. Redstone	61,776,888	258,112
Frederic V. Salerno	61,794,662	240,338
William Schwartz	61,818,629	240,338

  (ii)
  The votes cast for, against or abstaining with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Viacom Inc. for fiscal 2006 were as follows:

For	Against	Abstentions

61,948,610	46,232	40,158

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
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
4.4
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. issued on June 16, 2006 are omitted pursuant to section (b)(4)(iii)(A) of item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the securities and Exchange Commission upon request.
10.1	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award Confirmation Sheet and Terms and Conditions.
10.2	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award with Performance Conditions Confirmation Sheet and Terms and Conditions.
10.3	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award for Section 16 Officers Confirmation Sheet and Terms and Conditions.
10.4	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Share the Vision Award Confirmation Sheet and Terms and Conditions.
31.1	*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.
Date: August 9, 2006	By:	/s/ MICHAEL J. DOLAN Michael J. Dolan Executive Vice President and Chief Financial Officer
Date: August 9, 2006	By:	/s/ JACQUES S. TORTOROLI
Jacques S. Tortoroli Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
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
4.4
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. issued on June 16, 2006 are omitted pursuant to section (b)(4)(iii)(A) of item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the securities and Exchange Commission upon request.
10.1	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award Confirmation Sheet and Terms and Conditions.
10.2	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award with Performance Conditions Confirmation Sheet and Terms and Conditions.
10.3	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award for Section 16 Officers Confirmation Sheet and Terms and Conditions.
10.4	*	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Share the Vision Award Confirmation Sheet and Terms and Conditions.
31.1	*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Filed herewith.

QuickLinks

VIACOM INC. INDEX TO FORM 10-Q
VIACOM INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
VIACOM INC. CONSOLIDATED BALANCE SHEETS
VIACOM INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
VIACOM INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX