Form 10-Q
period 2006-09-30
Viacom Inc.
filed 2006-11-09
CIK 1339947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of October 31, 2006
Class A Common Stock, par value $0.001 per share	60,228,081
Class B Common Stock, par value $0.001 per share	639,039,362

VIACOM INC.
INDEX TO FORM 10-Q

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except earnings per share amounts)	2006	2005	2006	2005
Revenues	$2,659.8	$2,477.5	$7,874.0	$6,885.9
Expenses:
Operating	1,301.7	1,175.3	4,046.9	3,342.3
Selling, general and administrative	604.2	495.4	1,622.2	1,404.3
Depreciation and amortization	98.4	63.4	262.7	185.5

Total expenses	2,004.3	1,734.1	5,931.8	4,932.1
Operating income	655.5	743.4	1,942.2	1,953.8
Interest expense, net	(118.8)	(0.6)	(318.2)	(10.1)
Other items, net	(6.2)	(10.5)	(4.0)	(19.1)

Earnings from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	530.5	732.3	1,620.0	1,924.6
Provision for income taxes	(169.7)	(284.1)	(529.6)	(754.4)
Equity in earnings of affiliated companies, net of tax	(2.4)	2.7	3.4	7.5
Minority interest, net of tax	(2.1)	(1.1)	(4.3)	(3.3)

Net earnings from continuing operations	356.3	449.8	1,089.5	1,174.4
Discontinued operations, net of tax	0.5	(26.5)	21.8	(46.9)

Net earnings	$356.8	$423.3	$1,111.3	$1,127.5

Basic earnings per common share amounts:
Earnings per share, continuing operations	$0.50	$0.60	$1.51	$1.56
Earnings (loss) per share, discontinued operations	$0.01	$(0.04)	$0.03	$(0.06)
Net earnings per share	$0.51	$0.56	$1.54	$1.50
Diluted earnings per common share amounts:
Earnings per share, continuing operations	$0.50	$0.60	$1.51	$1.56
Earnings (loss) per share, discontinued operations	$—	$(0.04)	$0.03	$(0.06)
Net earnings per share	$0.50	$0.56	$1.54	$1.50
Weighted average number of common shares outstanding:
Basic common shares	706.5	751.6	721.4	751.6
Diluted common shares	707.3	751.6	722.4	751.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except par value)	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449.2	$361.1
Receivables, less allowances of $131.2 and $138.6	2,061.2	1,981.7
Inventory	619.4	506.6
Prepaid expenses	169.3	150.3
Deferred tax assets, net	151.2	132.0
Other current assets	389.7	381.1

Total current assets	3,840.0	3,512.8
Property and equipment, net	1,172.3	1,179.9
Non-current inventory, including film inventory	3,748.1	2,973.2
Goodwill	10,953.7	10,361.4
Intangible assets	770.6	370.8
Other assets	462.7	717.5

Total assets	$20,947.4	$19,115.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$289.7	$394.0
Accrued expenses	1,141.9	1,201.6
Participants' share, residuals and royalties payable	806.6	673.0
Program rights	321.9	321.2
Deferred income	373.9	284.5
Financing obligations — current	61.5	55.8
Other current liabilities	398.0	338.5

Total current liabilities	3,393.5	3,268.6
Financing obligations — non-current	8,123.7	5,702.1
Deferred tax liabilities, net	124.5	41.2
Participants' share, residuals and royalties payable	457.5	471.7
Program rights	446.9	459.8
Other liabilities	1,369.3	1,384.3
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A Common Stock, par value $0.001, 375.0 authorized 60.6 and 65.7 outstanding, respectively	0.1	0.1
Class B Common Stock, par value $0.001, 5,000.0 authorized 640.2 and 685.9 outstanding, respectively	0.6	0.7
Additional paid-in capital	7,881.1	7,837.3
Treasury stock	(2,021.5)	—
Retained earnings	1,111.3	—
Accumulated other comprehensive income	60.4	(50.2)

Total stockholders' equity	7,032.0	7,787.9

Total liabilities and stockholders' equity	$20,947.4	$19,115.6

See Notes to Consolidated Financial Statements.

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in millions)	2006	2005
OPERATING ACTIVITIES
Net earnings	$1,111.3	$1,127.5
Discontinued operations, net of tax	(21.8)	46.9

Net earnings from continuing operations	1,089.5	1,174.4
Reconciliation of non-cash adjustments:
Depreciation and amortization	262.7	185.5
Feature film and program amortization	1,745.2	1,325.0
Stock based compensation	51.9	10.7
Equity in affiliated companies	(3.4)	(7.5)
Minority interest	4.3	3.3
Adjustments to operating assets and liabilities, net of acquisitions:
Receivables	691.9	233.9
Inventory and program rights	(2,325.3)	(1,558.4)
Accounts payable and accrued expenses	(793.6)	(142.5)
Deferred income	(58.1)	2.4
Tax related amounts	118.6	23.1
Discontinued operations, net	—	(19.6)
Other, net	59.3	30.6

Net cash flow from operating activities	843.0	1,260.9

INVESTING ACTIVITIES
Business combinations, net of cash acquired	(1,223.4)	(216.6)
Business dispositions	675.3	392.1
Capital expenditures	(128.3)	(127.2)
Investments in and advances to affiliated companies	(3.0)	16.5
Discontinued operations, net	—	(5.7)
Other, net	(1.3)	4.9

Net cash flow from investing activities	(680.7)	64.0

FINANCING ACTIVITIES
Borrowings from banks	2,911.0	—
Repayments to banks	(7,756.0)	—
Senior notes and debentures	5,436.1	—
Commercial paper	1,813.6	—
Repayment of acquired notes payable and preferred interest	(657.4)	—
Proceeds from cash flow hedge	88.0	—
Net amounts with Former Viacom	86.3	(1,332.4)
Payment of capital lease obligations	(36.2)	(36.7)
Purchase of treasury stock	(1,991.3)	—
Discontinued operations, net	—	(0.2)
Other, net	21.9	(6.4)

Net cash flow from financing activities	(84.0)	(1,375.7)

Effect of exchange rate changes on cash and cash equivalents	9.8	—
Net change in cash and cash equivalents	88.1	(50.8)
Cash and cash equivalents as of beginning of period	361.1	150.0

Cash and cash equivalents at end of period	$449.2	$99.2

See Notes to Consolidated Financial Statements.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

Viacom Inc., including its consolidated subsidiaries ("Viacom" or the "Company") is a leading, global entertainment content company, with respected brands in focused demographics. On December 31, 2005 the Company became a stand-alone public entity by separating from the former Viacom Inc. ("Former Viacom"). Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom. The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

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

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying financial statements include estimates of film ultimate revenues, product returns, amount of receivables expected to be collected, potential outcome of uncertain tax positions, determination of fair value of acquired assets and liabilities and determination of fair value of equity based compensation. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Carve-out Financial Presentation

As a result of the separation from Former Viacom, the Consolidated Statements of Earnings for the quarter and nine months ended September 30, 2005 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and the Consolidated Balance Sheet at December 31, 2005 are presented on a carve-out basis. Accordingly, for the respective period, the assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to Viacom pursuant to the terms of the Separation Agreement. Indebtedness, other than certain capital lease obligations, was not transferred to Viacom and remained at CBS Corporation. Accordingly, debt service cost is not reflected in the Consolidated Statements of Earnings for the quarter and nine months ended September 30, 2005.

The accompanying Consolidated Statements of Earnings for the quarter and nine months ended September 30, 2005 includes allocation of Former Viacom corporate expenses of $49.2 million and $119.0 million, respectively, primarily included within Selling, general and administrative costs. The allocations are generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by the Company and are not necessarily representative of actual costs.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The historical carve-out consolidated financial statements may not necessarily reflect what the Company's results of operations, financial position and cash flows would have been if the Company had been a separate stand-alone entity during the periods presented.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement between CBS Corporation and Viacom, on December 29, 2005, the Company paid to CBS Corporation a preliminary special dividend of $5.4 billion, subject to certain adjustments. On March 14, 2006, CBS Corporation provided an initial statement that the dividend should be increased by a net amount of approximately $460 million. On April 28, 2006, the Company served CBS Corporation with a notice of disagreement. Based on an assessment of the amount and underlying components of the proposed additional dividend payment the Company recorded an amount payable as of March 31, 2006 and subsequently paid $170.2 million to CBS Corporation on May 5, 2006. Under the Separation Agreement, after an opportunity for the parties to negotiate resolution of differences, any disputed amounts are subject to arbitration. Any further adjustment to the special dividend as a result of the additional dividend payment will be reflected as an adjustment to additional paid-in-capital.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In adopting FAS 123R, the Company elected the modified prospective application method. As such, periods prior to January 1, 2006 are presented in accordance with the disclosure only provisions of FASB Statement 123, Accounting for Stock-Based Compensation ("FAS 123"), the standard prior to FAS 123R. The following table reflects the effect on net earnings if the Company had applied the fair value recognition provisions of FAS 123 to stock based employee compensation in these periods. The pro forma effects may not be representative of future stock compensation expense since the estimated fair value of

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005:

(in millions, except per share amounts)	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings	$423.3	$1,127.5
Stock option expense, net of tax	3.0	135.1

Pro forma net earnings	$420.3	$992.4

Basic and diluted earnings per common share:
Net earnings	$0.56	$1.50
Pro forma net earnings	$0.56	$1.32

For additional information regarding the adoption of FAS 123R, please refer to Note 10. Stock Based Compensation.

Distribution Services

In connection with the purchase of DreamWorks L.L.C. ("DreamWorks"), and the disposition of a majority of interest in DW Funding LLC ("DW Funding"), the Company was granted the exclusive worldwide right to distribute all of the animated feature films produced by DreamWorks Animation SKG, Inc. ("DreamWorks Animation") and live-action films released by DreamWorks prior to September 15, 2005 (the "live-action library").

Under the terms of both the DreamWorks Animation and live-action library distribution agreements, the Company is generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company is entitled to (i) retain a fee of eight percent of gross receipts and (ii) recoup expended distribution and marketing costs on a film-by-film basis prior to any participation payments to DreamWorks Animation or DW Funding. The Company accounts for the arrangements in accordance with Statement of Position ("SOP") No. 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). In addition, print and advertising costs are expensed as incurred in accordance with SOP No. 93-7, Reporting on Advertising Costs. As primary obligor, revenue and related distribution and marketing costs are presented on a gross basis in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19").

Income Tax Contingencies

Income tax contingencies are determined using an asset recognition model for which the initial valuation is based on an evaluation of tax positions under applicable tax law and the likelihood of prevailing based on these positions. Tax positions considered probable of being sustained on audit based solely on the technical merits of the position are recorded as a benefit. Under the asset recognition model, if the initial assessment fails to result in the recognition of a tax benefit, the position is monitored and subsequently recognized as a tax benefit if there are changes in tax law or analogous case law, including advice from counsel, that sufficiently raises the likelihood of prevailing on the technical merits of the position to probable; if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency; or if the statute of limitations expires. During 2006, the Company reached settlements of certain tax positions, including certain tax matters relating to the 2000 - 2003 combined federal income tax returns of Former Viacom. Principally as a result of the audit settlements, tax reserves of $29.1 million in the quarter, and

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

$99.8 million for the nine months ended September 30, 2006, were released as a component of provision for income taxes.

Tax Receipt

In addition, upon completion of the combined federal income tax return of Former Viacom, the Company received $159.4 million of cash from CBS Corporation, representing the Company's share of tax overpayments made by Former Viacom during 2005. The Company has reflected $146.5 million as a component of additional paid-in-capital as it represents the resolution of 2005 federal income tax liabilities between the Company and CBS Corporation pursuant to the Separation Agreement and Tax Matters Agreement, as more fully discussed in the 2005 Annual Report. Furthermore, $12.9 million is recorded as a credit to income tax expense as such amounts represent a permanent reduction in federal taxes owed by Viacom in respect of the 2005 tax year.

Discontinued Operations

On July 22, 2005, Former Viacom sold Famous Players Inc. ("Famous Players"), its Canadian-based theater chain, for approximately $400 million. Famous Players has been presented as a discontinued operation in the consolidated financial statements for the quarter and nine months ended September 30, 2005.

In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. ("Blockbuster"). As part of the separation from CBS Corporation, the Company agreed to indemnify CBS Corporation with respect to obligations as guarantor on certain Blockbuster store leases.

For the nine months ended September 30, 2006, discontinued operations principally include the release of tax reserves resulting from audit settlements and the effect of adjusting recorded liabilities for lease obligations to fair value provided on behalf of Blockbuster and Famous Players.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("FAS 158") was released. FAS 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. FAS 158 is effective for fiscal years ending after December 15, 2006. Based upon information as of the Company's last measurement date, December 31, 2005, the Company would have recorded an after tax decrease of approximately $65 million as a component of other comprehensive income. These amounts may change when the Company actually adopts FAS 158 as of year-end.

In September 2006, Statement No. 157, Fair Value Measurements, ("FAS 157") was released. FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

measurements. FAS 157 will be effective for the Company beginning January 1, 2008 and is not expected to impact the financial position, results of operations or cash flows of the Company.

In September 2006, SEC Staff Accounting Bulletin No. 108 ("SAB 108") was released. SAB 108 provides guidance on the quantification of previous period misstatements with respect to current period financials. SAB 108 requires errors to be quantified utilizing both a balance sheet and income statement approach as well as all relevant quantitative and qualitative factors. SAB 108 will be effective for the Company as of December 31, 2006; however, based on the Company's evaluation to date, the adoption of SAB 108 is not expected to have a material impact on the financial position of the Company and results of operations.

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), was released. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company continues to evaluate the impact of adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. FIN 48 will be effective for the Company beginning January 1, 2007.

In March 2006, Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("FAS 156") was released. FAS 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("FAS 140") to require that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. FAS 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to impact the Company's financial position, results of operation or cash flows.

In February 2006, Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("FAS 155") was released. FAS 155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS 140. FAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, FAS 155 is not expected to impact the Company's financial position, results of operations or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("FAS 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of FAS 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. In addition, the Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("FAS 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of FAS 151 did not impact the Company's financial position, results of operations or cash flows.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3.    STOCK REPURCHASE PROGRAM

The Company has in place a $3.0 billion stock repurchase program under which it commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with National Amusements, Inc. ("NAI") and its wholly-owned subsidiary NAIRI, Inc. (the "NAIRI Agreement") pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under the stock repurchase program. For the quarter ended September 30, 2006, 10.4 million shares had been repurchased in the open market under the program for an aggregate purchase price of $371.2 million. For the nine months ended September 30, 2006, 46.0 million shares have been repurchased for an aggregate price of $1,789.3 million. An additional 1.3 million shares were purchased in the third quarter of 2006 under the NAIRI Agreement, for an aggregate purchase price of $48.0 million, bringing total purchases from NAIRI through September 30, 2006 to 5.9 million shares, for an aggregate purchase price of $232.2 million.

NOTE 4.    BUSINESS COMBINATIONS AND DISPOSITIONS

DreamWorks L.L.C.

On January 31, 2006, the Company completed the acquisition of DreamWorks, a leading producer of live-action motion pictures, television programming and home entertainment products. The total consideration of $1,529.3 million net of cash acquired of $257.2 million, consisted of $1,106.6 million of cash paid, $657.4 million of assumed note payables and preferred interest and $22.5 million of stock based compensation and transaction costs. The preferred interest assumed was repurchased and cancelled prior to March 31, 2006 and the assumed notes payable were repaid prior to June 30, 2006.

The table below provides a summary of initial purchase price allocations as of the acquisition date. The initial purchase price allocations are based on a preliminary study performed by a valuation specialist and are subject to further analysis and completion:

(in millions)	Amount	Average Life

Film inventories, including live-action library	$1,098.4	10 years
Distribution and fulfillment services	280.0	8 years
Trademarks	12.8	6 years
Output agreements	7.5	7 years
Working capital deficit, net	(83.3)
Goodwill	213.9

Total purchase price, net of cash acquired	$1,529.3

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

	Quarter Ended September 30,	Nine Months Ended September 30,
(in millions)	2005	2006	2005

Revenues	$2,933.1	$8,066.4	$8,464.8
Net earnings from continuing operations	403.0	1,083.8	1,098.9
Net earnings	376.3	1,105.6	1,057.0
Net earnings per common share:
Basic	$0.50	$1.53	$1.41
Diluted	$0.50	$1.53	$1.41

Sale of DreamWorks Live-Action Film Library

Among the film library assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 16, 2005. Title to the live-action library is held by DW Funding, previously a wholly-owned subsidiary of DreamWorks. On May 5, 2006, the Company sold a fifty-one percent controlling interest in DW Funding to Soros Strategic Partners LP ("Soros") and Dune Entertainment II LLC ("Dune"). In connection with the sale, DW Funding entered into senior borrowings with a third-party and mezzanine financings with Soros and Dune, the proceeds of which were utilized to fund the cash paid to the Company for the sale of the library. The Company received $675.3 million net proceeds, after considering closing adjustments, which was principally utilized to repay notes acquired as part of the DreamWorks acquisition. DW Funding is a variable interest entity; however, the Company is not the primary beneficiary and therefore accounts for its minority interest held in DW Funding based on an evaluation of the expected risks and rewards as an equity investment. The minority interest was initially valued at $7.4 million.

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

Other Business Combinations

On September 25, 2006, the Company acquired Atom Entertainment, Inc., a portfolio of four leading online destinations for casual games, short films and animation, for initial cash consideration of approximately $200 million. On May 9, 2006, the Company completed its acquisition of Xfire, Inc, a leading gaming and social networking service, for initial consideration of approximately $104.0 million. Additional amounts of up to $8.0 million will be paid out over four years based upon continued service of certain employees and recognized as compensation expense as a component of selling, general and administrative expenses. Additional acquisitions completed during the year include Quizilla, LLC; Y2M: Youth Media & Marketing and Caballero Television.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company also acquired additional interests in three entities previously accounted for under the equity method of accounting. In September 2006, the Company completed the acquisition of the remaining 63.8% interest in MTV Japan for $84.6 million in cash consideration. In August 2006, the Company acquired the remaining 58% interest of BET Interactive, the owner of the BET.com for $22.7 million in cash consideration. In addition, on June 1, 2006, the Company acquired an additional ten percent interest in Nickelodeon UK Limited ("Nick UK") for $8.9 million in cash consideration. Previously, Nick UK was a fifty-fifty joint venture with BSkyB. With the additional interest, the Company obtained control of Nick UK and began consolidating its operations as of June 1, 2006.

The pro forma impact of these and other business combinations completed during the nine months ended September 30, 2006, either individually or combined, is not material to the Company for the periods presented.

NOTE 5.    INVENTORY

The following is an analysis of inventory, including film inventory:

	September 30, 2006	December 31, 2005
(in millions)

Theatrical:
Released (including acquired libraries)	$786.9	$699.3
Completed, not released	24.0	46.2
In process and other	944.9	483.2
Television	9.2	—
Program rights	2,401.0	2,098.3
Merchandise inventory	169.3	109.3
Other	32.2	43.5

Total inventory	4,367.5	3,479.8
Less current portion	(619.4)	(506.6)

Total non-current inventory	$3,748.1	$2,973.2

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 6.    FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

	September 30, 2006	December 31, 2005
(in millions)

Credit facilities:
Term facility	$560.0	$5,405.0
$3.25 billion revolving facility	—	—
Senior notes and debentures:
Senior notes due 2009, LIBOR + 0.35%	750.0	—
Senior notes due 2011, 5.75%	1,491.8	—
Senior notes due 2016, 6.25%	1,493.7	—
Senior debentures due 2036, 6.875%	1,732.8	—
Commercial paper	1,813.6	—
Obligations under capital leases	343.3	352.9

Total financing obligations	8,185.2	5,757.9
Less current portion	(61.5)	(55.8)

Total non-current financing obligations	$8,123.7	$5,702.1

As of September 30, 2006, the Company had credit facilities totaling $3.81 billion, comprised of a $3.25 billion revolving facility due December 2010 and a $560 million term facility due in September 2007 (collectively, the "Credit Facilities"). The net proceeds of any offering of long-term debt securities by the Company must be used to repay the term facility. To the extent the term facility has been repaid, the borrowing capacity under the facility is permanently extinguished. The Credit Facilities contain covenants which, among other things, require that the Company maintains a minimum interest coverage ratio. At September 30, 2006, the Company was in compliance with all covenants related to financing obligations.

On June 16, 2006, the Company completed a private placement of $750 million in floating rate senior notes. The senior notes are due on June 16, 2009 and bear interest at a rate per year equal to three-month LIBOR plus 0.35% to be reset quarterly. On April 12, 2006, the Company completed a private placement of $4.75 billion in aggregate principal amounts of fixed rate, per annum, senior notes and debentures due 2011, 2016, and 2036. The Company utilized the net proceeds from both private placements to repay a portion of amounts previously borrowed under the term facility. At September 30, 2006 the total unamortized discount related to the fixed rate senior notes and debentures was $31.7 million. In accordance with the terms of the private placements, in October 2006, the Company completed an offer to exchange the unregistered senior notes and debentures for senior notes and debentures that are registered with the SEC.

During the first quarter of 2006, the Company had entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter of 2006, the Company terminated the swaps, resulting in cash proceeds to the Company of approximately $88.0 million that was principally recorded as a component of other comprehensive income, net of tax. Such amount recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures.

At September 30, 2006, the Company's outstanding commercial paper had a weighted average interest rate of 5.60% and average maturity of less than 90 days.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company classifies the term facility and commercial paper as non-current financing obligations as management has the intent and ability, through utilization of the $3.25 billion revolving facility due December 2010, to refinance such obligations as long-term.

NOTE 7.    COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and other comprehensive income, which refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of Stockholders' equity. The following table summarizes the components of comprehensive income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Net earnings	$356.8	$423.3	$1,111.3	$1,127.5
Other comprehensive income:
Cash flow hedges, net of tax	(1.5)	(0.1)	51.4	(2.6)
Foreign currency	13.0	(34.4)	60.1	(32.0)
Other	1.0	8.6	(0.9)	19.4

Comprehensive income	$369.3	$397.4	$1,221.9	$1,112.3

NOTE 8.    EARNINGS PER SHARE

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Basic earnings per share for the quarter and nine months ended September 30, 2005 was computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding as of January 1, 2005.

The determination of diluted earnings per common share includes the potential dilutive effect of stock options and restricted share units based upon the application of the treasury stock method. Diluted earnings per common share for the quarter and nine months ended September 30, 2005 is equal to basic earnings per share for both periods as no dilutive securities were outstanding for such period.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table sets forth the computation of basic and diluted earnings per common share, before discontinued operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except earnings per share)	2006	2005	2006	2005

Net earnings from continuing operations	$356.3	$449.8	$1,089.5	$1,174.4

Average common shares outstanding, basic	706.5	751.6	721.4	751.6
Dilutive effect of employee stock options	0.7	—	0.9	—
Dilutive effect of restricted share units	0.1	—	0.1	—

Average common shares outstanding, dilutive	707.3	751.6	722.4	751.6

Earnings per share, continuing operations:
Basic	$0.50	$0.60	$1.51	$1.56
Diluted	$0.50	$0.60	$1.51	$1.56

Stock options to purchase 47.3 million shares and 2.1 million restricted share units of Company common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter and nine months ended September 30, 2006. Additionally, restricted share units of 0.8 million were excluded from the calculation of diluted earning per common share because their performance conditions were not met as of September 30, 2006.

NOTE 9.    RELATED PARTY TRANSACTIONS

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the nine months ended September 30, 2006 and 2005, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $8.7 million, and $11.2 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway Games Inc. ("Midway") as of September 30, 2006. Midway places advertisements on several of Viacom's cable networks from time to time. During the nine months ended September 30, 2006 and 2005, Midway made payments to MTV Networks of approximately $3.1 million and $2.8 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI and NAIRI's participation in the Company's stock repurchase program, see Note 3. Stock Repurchase Program.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with companies owned by or affiliated with CBS Corporation that results in the recognition of revenue by Viacom. Total revenues from these transactions were $71.2 million and $88.8 million for the quarter ended September 30, 2006 and 2005, respectively and $175.0 million and $175.5 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, the total related party purchases from CBS Corporation included $33.8 million ($32.0 million for advertising and $1.8 million for programming) and $61.1 million ($18.8 million for advertising and $42.3 million for programming) for the quarters ended September 30, 2006 and 2005, respectively. Total related party purchases from CBS Corporation were $76.6 million ($66.8 million for advertising and $9.8 million for programming) and $136.6 million ($71.8 million for advertising and $64.8 million for programming), for the nine months ended September 30, 2006 and 2005, respectively.

Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table presents the amounts due from or due to CBS Corporation as included in the Consolidated Balance Sheet:

	September 30, 2006	December 31, 2005
(in millions)

Amounts due from CBS Corporation	$107.3	$142.3

Amounts due to CBS Corporation
Accounts payable	$8.4	$12.4
Participants' share, residuals and royalties payable	63.7	40.6
Program rights, current	127.4	182.8
Deferred income, current	14.6	13.0
Other liabilities	199.8	238.2

Total due to CBS Corporation	$413.9	$487.0

Separation Related Agreements with CBS Corporation

In connection with the separation, Viacom entered into a Separation Agreement with CBS Corporation that identified assets to be transferred, liabilities to be assumed and obligations of each company following the separation, including indemnification obligations for such liabilities. For information regarding the special dividend paid to CBS Corporation in accordance with the terms of the Separation Agreement and the related post-separation adjustment to the dividend, see Note 1. Basis of Presentation to the Consolidated Financial Statements.

Viacom entered into a Transition Services Agreement, pursuant to which Viacom and CBS Corporation provide certain specified services to each other on an interim basis. For the quarter and nine months ended September 30, 2006, approximately $1.7 million and $5.4 million, respectively, were included as a net charge within the Consolidated Statements of Earnings with respect to these services.

Viacom and CBS Corporation also entered into a Tax Matters Agreement, which sets forth Viacom's responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods prior to the separation and indemnification for income taxes that would become due if the separation were a taxable event.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As previously mentioned, upon completion of the combined federal income tax return of Former Viacom, the Company received $159.4 million of cash from CBS Corporation, representing the Company's share of tax overpayments made by Former Viacom during 2005. The Company has reflected $146.5 million as a component of additional paid-in-capital since it represents the settlement of amounts paid by the Company to CBS Corporation in excess of the amounts which were owed. Finally, $12.9 million is recorded as a credit to income tax expense as such amounts represent a permanent reduction in federal taxes owed by Viacom in respect of the 2005 tax year.

These agreements are described in more detail in Viacom's 2005 Annual Report.

Relationship between Viacom and Other Related Parties

The Company, in the normal course of business, is involved in other related party transactions that have not been material in any of the periods presented.

NOTE 10.    STOCK BASED COMPENSATION

The Company's Long-Term Management Incentive Plan (the "LTMIP"), and similarly the Directors' plan, provide for the granting of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units ("RSUs"), phantom shares, dividend equivalents, performance awards and other equity related awards and cash payments. Historically, the Company has granted stock options and RSUs. The purpose of the LTMIP is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The stock options generally vest ratably over a four-year period from the date of grant and expire eight-to-ten years after the date of a grant. RSUs typically vest ratably over four years from the date of the grant.

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

Upon the exercise of a stock option award or the vesting of RSUs, Class B Common Shares are issued from authorized but unissued shares or from treasury stock. At September 30, 2006, the Company had 51.9 million shares in treasury. In addition, options and RSUs available for future grants as of September 30, 2006 and December 31, 2005 approximated 38.5 million and 50.5 million, respectively.

Compensation Cost Recognized

In accordance with FAS 123R, the Company elected the modified prospective application method. Under this method, the Company began recognizing compensation cost for equity based compensation for all new or modified grants beginning January 1, 2006. In addition, as of January 1, 2006 the Company began to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate fair value of unvested options was approximately $63.2 million, net of forfeitures, of which $13.0 million and $24.5 million was recognized during the quarter and nine months ended September 30, 2006, respectively. The remaining amount will continue to be recognized over the remaining vesting period of the options, the weighted-average of which is approximately 2.21 years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Recognized in earnings:
Employee stock options	$20.8	$—	$34.3	$—
Restricted share units	9.8	4.2	17.6	10.7

Total compensation cost in earnings	$30.6	$4.2	$51.9	$10.7

Tax benefit recognized	$11.2	$1.7	$19.3	$4.2

Included in the amounts above for the current quarter and nine months ended September 30, 2006, is $7.4 million option expense and $2.4 million restricted share unit expense related to severance for the former President and Chief Executive Officer.

Stock Option Plans

The fair value of each option grant is estimated on the date of grant. For options granted during 2006, the determination of volatility is principally based upon implied volatilities from traded options, whereas for options granted during 2005 and prior, the assumption for volatility was based upon historical volatility of the Former Viacom. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield, applicable for the Former Viacom, was based on the expected dividend yield percentage of Former Viacom divided by the market price of Former Viacom common stock at the date of grant. The Company has no intention of declaring a dividend at this time. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Weighted average fair value of grants	$7.56	$10.99	$9.88	$12.58
Weighted average assumptions:
Expected stock price volatility	23.9%	24.0%	24.2%	24.0%
Expected term of options (in years)	2.8	5.0	4.0	5.2
Risk-free interest rate	4.8%	4.0%	4.9%	3.8%
Expected dividend yield	—	0.83%	—	0.75%

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information about stock options outstanding at September 30, 2006. The exercise price and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic Value

	(thousands)		(in years)	(millions)
Outstanding at January 1, 2006	41,423.1	$51.22
Granted	10,849.9	36.92
Exercised	(828.9)	20.74
Forfeited or expired	(1,518.5)	52.14

Outstanding at September 30, 2006	49,925.6	$48.59	5.09	$50.4

Exercisable at September 30, 2006	36,210.3	$52.25	4.21	$39.3

The following table summarizes information relating to stock option exercises during the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Proceeds from stock option exercises	$11.9	$2.7	$17.2	$9.8
Intrinsic value	7.6	5.6	12.7	19.9
Tax benefit	$2.7	$2.2	$4.7	$7.9

Stock options granted for the nine months ended September 30, 2006 include approximately 685,300 options issued in connection with the DreamWorks acquisition. Total unrecognized compensation cost related to unvested stock option awards at September 30, 2006 is approximately $124.3 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2.7 years.

Other Share Based Payments

On September 25, 2006, the Company announced that it had entered into an amended employment agreement with Sumner M. Redstone, Viacom's Executive Chairman of the Board of Directors and Founder. Key components of the amendment, which was filed on Form 8-K on September 26, 2006, include a reduction of Mr. Redstone's salary and target cash bonus, an annual award of stock options for Class B shares and, beginning January 1, 2007, the granting of performance share units. In addition, Mr. Redstone agreed to convert $9.4 million of his earned deferred compensation balance that was principally invested in a stable value fund into stock option equivalents. The stock option equivalents have an exercise price equal to the closing price of the Class B shares on September 27, 2006, vest in equal annual installments over four years, have a term of eight years and will be settled upon exercise in cash. Accordingly, Mr. Redstone will only realize value to the extent the price of the Class B shares is higher than the exercise price at the time the stock option equivalents are exercised. As a result of the conversion, the Company has reversed the previously accrued deferred compensation liability as a component of selling, general and administrative expenses for the quarter ended September 30, 2006. The Company will recognize compensation expense over the vesting period utilizing the fair value of the stock option equivalents remeasured at each reporting date in accordance with FAS 123R. For the quarter and nine months ended September 30, 2006, compensation cost relating to the stock option equivalents is not material to the results of operations.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Restricted Share Units

The following table summarizes information about restricted share units outstanding at September 30, 2006. The grant date fair value and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Grant Date Fair Value	Contractual Life	Aggregate Intrinsic Value

	(thousands)		(in years)	(millions)
Outstanding at January 1, 2006	1,050.6	$46.24
Granted	1,910.7	35.83
Vested	(319.1)	46.35
Forfeited	(64.7)	45.39

Outstanding at September 30, 2006	2,577.5	$38.53	2.9	$95.8

Deferred at September 30, 2006	150.4	$35.20	2.3	$5.6

In May 2006, the Company awarded under the LTMIP 752,300 RSUs subject to performance and/or market conditions with time vesting to its senior executives. The grant date discounted fair value for the RSUs subject to both market and performance conditions was computed using a lattice model. The grant date fair value for RSUs subject to performance conditions and time vesting is the underlying share price on the date of grant. Compensation cost assumes all performance goals will be met and is being recognized as the requisite service period is fulfilled.

The fair value of RSUs vested during the quarter and nine months ended September 30, 2006 was $0.2 million and $13.5 million, respectively. No RSUs vested in 2005. Total unrecognized compensation cost related to RSUs at September 30, 2006 is approximately $77.1 million and is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 11.    BENEFIT PLANS

Viacom has both funded and unfunded noncontributory defined benefit pension plans. The components of net periodic benefits costs recognized, and contributions made, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Service cost	$7.8	$7.1	$23.6	$21.4
Interest cost	6.8	5.8	20.8	17.2
Expected return on plan assets	(4.1)	(3.6)	(12.8)	(10.7)
Amounts amortized	0.5	1.4	4.8	4.3

Net periodic benefit costs	$11.0	$10.7	$36.4	$32.2

Contributions	$40.5	$0.6	$41.3	$1.8

With the exception of a $40.0 million discretionary contribution to the funded non-contributory defined benefit pension plan as of September 14, 2006, contributions for the quarter and nine months ended September 30, 2006 and 2005 relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company's defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans in any given year. There are currently no minimum required contributions for funded plans.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12.    SEVERANCE AND OTHER CHARGES

At December 31, 2005, the Company had accrued $74.9 million related to severance charges principally related to costs incurred in rationalizing the overhead structures of the Cable Networks segment ($47.9 million) and Entertainment segment ($22.6 million) as a result of the separation from Former Viacom.

Effective September 5, 2006, the Board of Directors elected Philippe P. Dauman as Viacom's President and Chief Executive Officer and Thomas E. Dooley as Executive Vice President and Chief Administrative Officer. Messrs. Dauman and Dooley will continue to serve on the Board of Directors. Also effective September 5, 2006, Thomas E. Freston resigned his position as President and Chief Executive Officer and as a member of the Board of Directors. As a result of Mr. Freston's resignation, and in accordance with the terms of his employment agreement and separation agreement, the Company incurred aggregate separation charges of $71.4 million, including $9.8 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted.

The following table summarizes the activity for severance and other charges for the nine month period ended September 30, 2006:

	Cable Networks
(in millions)		Entertainment	Corporate	Total

Balance at December 31, 2005	$52.3	$22.6	$—	74.9
Additions	—	0.8	71.4	72.2
Reversal of prior period charges	(4.0)	—	—	(4.0)
Payments	(21.5)	(19.7)	—	(41.2)

Balance at September 30, 2006	$26.8	$3.7	$71.4	$101.9

NOTE 13.    SEGMENT INFORMATION

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The Company operates two segments: (i) Cable Networks and (ii) Entertainment.

Operating income eliminations primarily reflect the timing of intercompany transactions from the license of feature films to cable networks.

	Quarter Ended September 30,		Nine Months Ended September 30,
Revenues (in millions)
	2006	2005	2006	2005

Cable Networks	$1,837.9	$1,670.0	$5,160.7	$4,763.6
Entertainment	856.5	844.6	2,804.7	2,207.7
Eliminations:
Cable Networks	(21.1)	(20.8)	(49.1)	(49.2)
Entertainment	(13.5)	(16.3)	(42.3)	(36.2)

Total revenues	$2,659.8	$2,477.5	$7,874.0	$6,885.9

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
Operating Income (in millions)
	2006	2005	2006	2005

Cable Networks	$777.7	$682.0	$2,109.1	$1,896.3
Entertainment	(6.7)	109.6	50.8	163.8

Total segment operating income	771.0	791.6	2,159.9	2,060.1
Corporate expenses	(113.8)	(44.9)	(216.0)	(110.7)
Eliminations	(1.7)	(3.3)	(1.7)	4.4

Total operating income	$655.5	$743.4	$1,942.2	$1,953.8

Total Assets (in millions)	September 30, 2006	December 31, 2005

Cable Networks	$14,568.4	$13,835.0
Entertainment	5,850.1	4,791.6
Corporate	528.9	489.0

Total assets	$20,947.4	$19,115.6

NOTE 14.    COMMITMENTS AND CONTINGENCIES

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

Under the terms of the DW Funding sale agreement, more fully described in Note 4. Business Combinations and Dispositions, Soros and Dune can require Viacom to purchase and Viacom can require Soros and Dune to sell their respective interest via a call obligation at the then current value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, the Company would be required to repay certain investors all accrued and unpaid interest and principal amounts outstanding. As of September 30, 2006, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. Therefore, as of September 30, 2006, the Company's maximum exposure to loss as a result of its involvement with DW Funding is the $102.8 million. As of September 30, 2006, the Company had established a liability of $52.7 million to reflect the fair value of its guarantee obligation.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In connection with the separation, the Company agreed to indemnify CBS Corporation with respect to the obligations of the former Viacom as guarantor on certain Blockbuster store leases. Blockbuster's obligations under these store leases aggregated approximately $334.2 million at September 30, 2006. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster's indemnification obligations are secured by a $150 million letter of credit. Viacom had established a liability of $54.8 million to reflect the fair value of its indemnification obligation at September 30, 2006.

In 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. CBS Corporation may incur liabilities associated with Famous Players theater leases. The Company agreed to indemnify CBS Corporation, with respect to any liability under these theater leases. Famous Players obligations under these theater leases aggregated approximately $1.16 billion at September 30, 2006. The Company had established a liability of approximately $221.9 million to reflect the fair value of these indemnification obligations.

Legal Proceedings

In July 2002, judgment was entered in favor of Former Viacom, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the U.S. Court of Appeals for the Fifth Circuit affirmed the federal court judgment. The U.S. Supreme Court refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs appealed the California state court dismissal, as well as a prior denial of class certification. In November 2005, the California Court of Appeal affirmed the trial court's dismissal of the antitrust and conspiracy claims. The court reversed the dismissal of California Unfair Practices Act and Unfair Competition Act claims and remanded those claims to the trial court, except with regard to transactions between Paramount and Blockbuster as to which the trial court dismissal was affirmed. Blockbuster remains a defendant in the case with respect to our transactions with studios other than Paramount. As the result of the split-off of Blockbuster from Former Viacom in 2004, any judgment in this matter adverse to Former Viacom, Blockbuster and/or Paramount Home Entertainment may be allocated 33.33% to Blockbuster and 66.67% to Former Viacom. Pursuant to the Separation Agreement, we have assumed and will indemnify CBS Corporation for Former Viacom's responsibility for losses in this matter.

In July 2005, two identical shareholder derivative lawsuits were filed against Former Viacom. The suits, consolidated as In re Viacom Shareholders Derivative Litigation, relate to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom were executive officers of Former Viacom. Mr. Redstone is currently our Executive Chairman of the Board and Founder and Mr. Freston was, until September 5, 2006, our President and Chief Executive Officer. Mr. Moonves is the President and Chief Executive Officer of CBS Corporation. The plaintiffs claim that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders. Plaintiffs seek disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom's Board of Directors for alleged breach of fiduciary duty, and other relief. In June 2006, the trial court denied Former Viacom's motion to dismiss the case on procedural and substantive grounds. Former Viacom and the other defendants have appealed this decision. In August 2006, the Board of Directors of CBS Corporation appointed a special litigation committee that has been delegated the authority to evaluate the derivative claims raised in the case. In October 2006, CBS Corporation advised us

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

that it had determined to proceed without a special litigation committee. Under the Separation Agreement, liabilities arising from and control of claims relating to the pre-separation compensation of officers of Former Viacom are shared equally by Viacom and CBS Corporation.

In late 2005 and early 2006, Former Viacom was named as a defendant in three lawsuits in the United States District Court for the Northern District of Texas and one lawsuit in the United States District Court for the Southern District of New York, each relating to the 2004 split-off of Blockbuster from Former Viacom. In August 2006, an additional lawsuit was filed in the Delaware Court of Chancery. The lawsuits name as defendants various combinations of NAI, Former Viacom, Blockbuster, and certain of their respective present and former officers and directors, including some individuals who are officers and directors of Viacom. The lawsuits initially filed in Texas are purported class actions which allege violations of the federal securities laws. The case first filed in New York is a purported class action which alleges that the defendants breached fiduciary obligations to the Blockbuster Investment Plan in violation of the Employee Retirement Income Security Act ("ERISA") by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock that were owned by Former Viacom in connection with the 2004 split-off transaction. The Delaware case is a purported class action which alleges that the directors of Former Viacom at the time of the split-off breached certain fiduciary obligations to Viacom shareholders.

Plaintiffs in each of the lawsuits allege that the defendants made untrue statements of material facts and concealed and failed to disclose material facts with respect to Blockbuster's business prospects. The lawsuits seek damages in unspecified amounts and other relief. Former Viacom and Blockbuster moved to dismiss the ERISA case and in August 2006, on motion of Blockbuster and consent of the plaintiffs, that case was transferred to federal court in Texas where the motion remains pending. The Texas securities cases were consolidated, and the plaintiffs filed two amended consolidated complaints. The defendants intend to file a motion to dismiss the second amended compliant. Defendants have moved to stay the Delaware action.

In connection with the split-off of Blockbuster from Viacom, Blockbuster agreed to indemnify Former Viacom and its employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement, we will indemnify CBS Corporation for any losses arising from these lawsuits.

We believe that the plaintiffs' positions in these litigations are without merit and intend to vigorously defend ourselves in the litigations. Litigation is inherently uncertain and always difficult to predict. However, based on our understanding of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15.    ADDITIONAL INFORMATION

Supplemental Cash Flow Information

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Cash paid for interest	$44.6	$6.7	$209.4	$20.5
Cash paid for taxes	134.6	304.6	423.6	742.5

  Cash paid for taxes for the quarter and nine months ended September 30, 2006 do not include amounts related to the tax receipt from CBS Corporation of $159.4 million.

Interest expense, net

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Interest expense	$(120.6)	$(2.7)	$(344.4)	$(15.0)
Interest income	1.8	2.1	26.2	4.9

Interest expense, net	$(118.8)	$(0.6)	$(318.2)	$(10.1)

Other items, net

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Loss on securitization programs	$(6.6)	$0.1	$(18.8)	$(10.9)
Foreign exchange gain	(1.3)	(11.1)	13.2	(8.7)
Other items	1.7	0.5	1.6	0.5

Other items, net	$(6.2)	$(10.5)	$(4.0)	$(19.1)

NOTE 16.    SUBSEQUENT EVENT

On October 27, 2006 the Company completed its acquisition of Harmonix Music Systems Inc. ("Harmonix"), the developer of Guitar Hero and other music gaming titles for initial cash consideration of $175.0 million. In addition, to the extent that financial results exceed specific targets, Harmonix shareholders may be eligible for incremental earn-out payments through 2008.

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

INTRODUCTION

Our Business

We are a leading global entertainment content company, with prominent and respected brands in focused demographics. Engaging our audiences through television, motion pictures and digital platforms, Viacom seeks to reach its audiences wherever they consume content. Viacom's leading brands include the multiplatform properties of MTV Networks: MTV: Music Television®, VH1®, Nickelodeon®, Nick at Nite®, Comedy Central®, CMT®: Country Music Television™, Spike TV®, TV Land®, Logo™ and more than 130 networks around the world, as well as digital assets such as Neopets, Xfire and Atom Entertainment; BET®, Paramount Pictures®, Paramount Home Entertainment, DreamWorks and Famous Music®. We manage our operations through two reportable operating segments: (i) Cable Networks, which includes MTV Networks and BET Networks; and (ii) Entertainment, which includes Paramount and Famous Music.

Separation from Former Viacom

On December 31, 2005, we became a stand-alone public company in connection with our separation from the former Viacom Inc. ("Former Viacom"). The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation, and New Viacom Corp. was separated from Former Viacom and renamed Viacom Inc. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

Basis of Presentation

As a result of the separation from Former Viacom, the unaudited Consolidated Statements of Earnings and Consolidated Statement of Cash Flows for the quarter and nine months ended September 30, 2005 and the Consolidated Balance Sheet at December 31, 2005 are presented on a carve-out basis. Accordingly, for the respective period, the assets and liabilities of Viacom have been accounted for at the historical book values carried by Former Viacom prior to the separation and were assigned to us pursuant to the terms of the Separation Agreement. Indebtedness, other than certain capital lease obligations, was not transferred to us and remained at CBS Corporation. Accordingly, debt service cost is not reflected in our Consolidated Statements of Earnings for the quarter and nine months ended September 30, 2005.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

The accompanying Consolidated Statements of Earnings for the quarter and nine months ended September 30, 2005 includes allocation of Former Viacom corporate expenses of $49.2 million and $119.0 million, respectively, primarily included within selling, general and administrative costs. The allocations are generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by us and are not necessarily representative of actual costs.

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

Organization of Management's Discussion and Analysis of Results of Operations and Financial Condition

Significant components of the management's discussion and analysis section include:

Consolidated Results of Operations.    Analysis of our results of operations on a consolidated basis for the quarter and nine months ended September 30, 2006 against the comparable periods ended September 30, 2005, prepared on a historical carve-out basis.

Segment Results of Operations.    Analysis of our results of operations for the quarter and nine months ended September 30, 2006 and 2005, respectively, separately presented for the Cable Networks segment and the Entertainment segment.

Liquidity and Capital Resources.    Analysis of the Company's financial condition, including a discussion of cash flows for the quarter and nine months ended September 30, 2006 against the comparable 2005 period and an update of our net debt position.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results are presented below for the quarter and nine months ended September 30:

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues	$2,659.8	$2,477.5	7%	$7,874.0	$6,885.9	14%
Expenses:
Operating	1,301.7	1,175.3	(11)	4,046.9	3,342.3	(21)
Selling, general and administrative	604.2	495.4	(22)	1,622.2	1,404.3	(16)
Depreciation and amortization	98.4	63.4	(55)	262.7	185.5	(42)

Total expenses	2,004.3	1,734.1	16	5,931.8	4,932.1	20
Operating income	655.5	743.4	(12)	1,942.2	1,953.8	(1)
Interest expense, net	(118.8)	(0.6)	NM	(318.2)	(10.1)	NM
Other items, net	(6.2)	(10.5)	41	(4.0)	(19.1)	79

Earnings from continuing operations	530.5	732.3	(28)	1,620.0	1,924.6	(16)
Provision for income taxes	(169.7)	(284.1)	40	(529.6)	(754.4)	30
Equity in earnings of affiliates	(2.4)	2.7	NM	3.4	7.5	(55)
Minority interest, net of tax	(2.1)	(1.1)	NM	(4.3)	(3.3)	(30)

Net earnings from continuing operations	356.3	449.8	(21)	1,089.5	1,174.4	(7)
Discontinued operations	0.5	(26.5)	NM	21.8	(46.9)	NM

Net earnings	$356.8	$423.3	(16)%	$1,111.3	$1,127.5	(1)%

NM = not meaningful

Revenues

Revenues for the third quarter increased $182.3 million, or 7%, to $2.66 billion. Cable Networks segment revenues increased 10% to $1.84 billion. Worldwide advertising revenues at the Cable Networks segment increased 7% to $1,090.1 million and affiliate fees up 12% to $510.4 million. Acquisitions completed in the period by our Cable Networks segment contributed $23.7 million of revenue growth, principally internationally, or 1.4 points of total Cable Networks segment revenue growth. Entertainment segment revenues were up 1% for the quarter, or $11.9 million DreamWorks L.L.C., acquired on January 31, 2006, and the distribution activities for DreamWorks Animation SKG Inc. ("DreamWorks Animation") and DreamWorks live-action films (collectively "DreamWorks") contributed $279.2 million, which was almost entirely offset by the box office success of War of the Worlds. Feature films released in the current quarter included World Trade Center, Barnyard, jackass: number two and The Last Kiss.

Revenues for the nine months ended September 30, 2006, increased $988.1 million, or 14%, to $7.87 billion. Cable Networks segment revenues increased $397.1 million, or 8% to $5.16 billion, driven principally by advertising and affiliate revenue growth. Advertising revenues increased 7% overall and domestically, with domestic advertising revenues totaling $2.71 billion for the nine months ended September 30, 2006. Affiliate revenues increased 11% or $142.4 million, principally driven by growth in domestic markets. Entertainment segment revenues increased $597.0 million, or 27%, including

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

contribution from DreamWorks of $798.7 million principally recorded as feature film revenue. Increased revenue attributable to DreamWorks was partially offset by lower theatrical and home entertainment revenues when current year releases are compared to prior year releases. The increase of $169.2 million in ancillary revenue is principally driven by the Entertainment segment and the increase in studio rental fees and royalties at Famous Music as well as increased home entertainment revenues at our Cable Networks segment.

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Advertising sales	$1,071.6	$997.6	7%	$2,988.3	$2,798.1	7%
Feature film	775.2	798.1	(3)	2,562.1	2,075.8	23
Affiliate fees	510.4	456.5	12	1,501.1	1,358.7	11
Ancillary	302.6	225.3	34	822.5	653.3	26

Total revenues	$2,659.8	$2,477.5	7%	$7,874.0	$6,885.9	14%

Expenses and Operating Income

Operating expenses

The following table provides the components of operating expenses for the quarter and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,			Nine months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Production and programming	$822.5	$850.0	(3)%	$2,564.6	$2,253.3	14%
Distribution	349.0	259.3	35	1,162.9	877.7	33
Merchandising & other	130.2	66.0	97	319.4	211.3	51

Total operating expenses	$1,301.7	$1,175.3	11%	$4,046.9	$3,342.3	21%

Production and programming expenditures decreased $27.5 million, or 3%, for the third quarter driven principally by decrease in film amortization costs in our Entertainment segment attributable to timing and mix of releases of related production costs incurred, which accounts for approximately 47% of total production and programming costs for the period. For the nine months ended September 30, 2006, production and programming expenses increased $311.3 million, or 14%, primarily attributable to higher film amortization related to the number and timing of releases, including the impact of DreamWorks activities and, to a lesser extent, from increased amortization for programs airing on our cable networks, including acquired programs and movies.

Distribution expenses increased $89.7 million, or 35%, for the quarter and $285.2 million, or 33%, for the nine months ended September 30, 2006. The increases in both periods, compared to 2005, reflect higher

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

print and advertising costs in our Entertainment segment as a result of the timing of the print and advertising spending for theatrical releases, the increased theatrical slate and the commencement of distribution activities for DreamWorks Animation and live-action library productions.

Merchandising and other expenditures increased $64.2 million, or 97%, for the quarter, principally reflective of increased home video manufacturing costs consistent with the increase in revenue. For the nine months, merchandising and other expenditures increased $108.1 million, or 51%, due principally to the growth in ancillary revenues and the related participations owed on ancillary revenues generated.

Selling, general and administrative

Selling, general and administrative expenditures were up 22%, or $108.8, million and $217.9 million, or 16%, in the quarter and nine months ended September 30, 2006, respectively. The increase for the quarter was principally driven by net charges of $62.0 million related to the resignation of the former President and Chief Executive Officer, including $9.8 million of charges for previously granted equity awards, partially offset by a compensation expense benefit due to an amendment to the employment agreement with our Executive Chairman and Founder. In addition, an incremental $16.6 million and $31.5 million in equity related compensation expense, each excluding the previously mentioned $9.8 million, were recognized for the quarter and nine months ended September 30, 2006, respectively. Furthermore, overhead related to selling and marketing costs incurred by the Entertainment segment increased as a result of the split with CBS Corporation at December 31, 2005, the acquisition of DreamWorks and the distribution activities related to DreamWorks Animation and the live-action library. These amounts were partially offset by lower marketing and compensation expense in the Cable Networks segment principally due to timing.

Depreciation and amortization

Depreciation and amortization increased $35.0 and $77.2 for the quarter and nine months ended September 30, 2006 as compared to the same periods for 2005. The increase for both periods is attributable principally to increased amortization as a result of acquisitions at both of our segments. Incremental transponder amortization in the Cable Networks segment for the quarter and nine months ended September 30, 2006 also contributed to the overall increases.

Each component of expense is discussed in greater detail within the section "Segment Results of Operations."

Operating income

Operating income decreased 12%, or $87.9 million, to $655.5 million for the third quarter. The Cable Networks segment operating income increased $95.7 million, or 14%, to $777.7 million, principally as a result of increased revenues and margin expansion. Margin improvements at our Cable Networks segment were principally due to cost containment efforts and timing of expenses compared to prior year. Entertainment segment operating income declined $116.3 million to a loss of $6.7 million compared to third quarter 2005 operating income of $109.6 million. The decline was principally attributable to incremental distribution costs of $80.3 million, primarily print and advertising exploitation costs, as well as the performance of War of the Worlds last year as compared to revenues and related profits from released films in the current quarter. Factors contributing to the higher distribution costs include the number and timing of current quarter releases and the added costs incurred in connection with DreamWorks distribution activities. Corporate expenses increased $68.9 million for the quarter principally as a result of the one-time compensation charges recorded in connection with the resignation of our former President and Chief Executive Officer.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

For the nine months, operating income declined 1%, or $11.6 million, to $1.94 billion, principally as a result of the performance of our Entertainment segment in the third quarter and increased Corporate expenses as a result of our separation from Former Viacom and senior management changes. Cable Networks segment operating income increased $212.8 million, or 11%, for the nine months ended, offset by a decline in operating income for the Entertainment segment of $113.0 million and increased Corporate expenses of $105.3 million in the same period.

Interest expense, net

Interest expense, net for 2006 includes costs related to our senior notes and debentures, credit facilities, commercial paper, capital lease obligations and amounts associated with our derivative financial instruments. For the nine months ended September 30, 2006, interest expense, net increased $308.1 million, including a $118.2 million increase in the third quarter as compared to 2005 principally due to higher average debt outstanding and higher interest rates in 2006. The higher debt outstanding results from funding the special dividend payment to CBS Corporation made in connection with the separation from Former Viacom in December 2005, the purchase of DreamWorks on January 31, 2006, the various acquisitions of the Cable Networks segment and the purchase of common stock under the stock repurchase program. We may incur additional debt for a variety of reasons including, but not limited to, acquisitions and stock repurchases. We expect interest expense, net for the full year to be significantly higher in 2006 as compared to 2005, which was prepared on a carve-out basis.

Other items, net

Other items, net of $6.2 million for the quarter ended September 30, 2006, represented a decrease of $4.3 million as compared to the same period for 2005. Such decrease is primarily attributable to transactional foreign exchange gains, including those related to long-term transponder leases. For the nine months ended, other items, net decreased $15.1 million, which reflects the transactional foreign exchange gains that occurred in the third quarter, partially offset by the costs associated with the securitization of trade receivables.

Provision for income taxes

For the quarter ended, we recorded income tax expense of $169.7 million on pretax earnings of $530.5 resulting in an effective tax rate of 32.0%, inclusive of $29.1 million of discrete tax benefits. For the nine months ended, we recorded income tax expenses of $529.6 million on pretax earnings of $1,620.0 million resulting in an effective discrete tax rate of 32.7%, inclusive of $99.8 million of tax benefits.

Equity in earnings of affiliated companies, net of tax

Equity in earnings of affiliated companies, net of tax reflected a loss of $2.4 million for the quarter ended September 30, 2006, and represents a decrease of $5.1 million principally reflective of the $7.4 million of loss attributable to DW Funding L.L.C. ("DW Funding") and the consolidation of Nickelodeon UK Limited ("Nick UK"). For the nine months ended, equity in earnings from affiliates decreased $4.1 million to $3.4 million, principally as a result of the loss attributable to DW Funding and the consolidation of Nick UK.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Minority interest, net of tax

Minority interest, net of tax primarily represents ownership held by third-parties of certain international pay television companies. Minority interest, net of tax declined slightly for comparative quarters and the nine months ended and was impacted by the consolidation of Nick UK, partially offset by normal operation fluctuations.

Net earnings from discontinued operations

For the quarter ended September 30, 2006, discontinued operations reflects adjustments to the recorded liabilities for lease obligations provided on behalf of Blockbuster and Famous Players. For the nine months ended, discontinued operations principally includes the release of tax reserves resulting from an audit settlement and the effect of adjusting recorded liabilities for lease obligations previously mentioned.

SEGMENT RESULTS OF OPERATIONS

The following table presents segment revenues, expenses and operating income for the quarter and nine months ended September 30, 2006. Transactions between segments are treated similar to third-party arrangements. Typical transactions include the purchase of advertising by the Entertainment segment on Cable Networks properties and the purchase of exploitation rights for feature films by Cable Networks of Entertainment segment titles. The impact of such intercompany transactions is included within eliminations.

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues
Cable Networks	$1,837.9	$1,670.0	10%	$5,160.7	$4,763.6	8%
Entertainment	856.5	844.6	1	2,804.7	2,207.7	27
Eliminations	(34.6)	(37.1)	NM	(91.4)	(85.4)	NM
Total revenues	2,659.8	2,477.5	7	7,874.0	6,885.9	14
Expenses
Cable Networks	1,060.2	988.0	7	3,051.6	2,867.3	6
Entertainment	863.2	735.0	17	2,753.9	2,043.9	35
Total segment operating expense	1,923.4	1,723.0	12	5,805.5	4,911.2	18
Corporate expenses	113.8	44.9	NM	216.0	110.7	95
Eliminations	(32.9)	(33.8)	NM	(89.7)	(89.8)	NM
Total expenses	2,004.3	1,734.1	16	5,931.8	4,932.1	20
Operating income/(loss)
Cable Networks	777.7	682.0	14	2,109.1	1,896.3	11
Entertainment	(6.7)	109.6	(106)	50.8	163.8	(69)
Total segment operating income	771.0	791.6	(3)	2,159.9	2,060.1	5
Corporate expenses	(113.8)	(44.9)	NM	(216.0)	(110.7)	NM
Eliminations	(1.7)	(3.3)	NM	(1.7)	4.4	NM
Total operating income	655.5	743.4	(12)%	1,942.2	1,953.8	(1)%

NM
= not meaningful

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

CABLE NETWORKS

Cable Networks segment revenue growth depends on the continued increases in advertising revenues and affiliate fees from our distributors, through the continued production of compelling content. Growth also depends on our ability to successfully expand on to new distribution platforms such as wireless and the Internet to the extent these platforms become increasingly attractive to advertisers.

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues by component
Advertising	$1,090.1	$1,018.1	7%	$3,032.5	$2,846.7	7%
Affiliate fees	510.4	456.5	12	1,501.1	1,358.7	10
Ancillary	237.4	195.4	21	627.1	558.2	12
Total revenues by component	1,837.9	1,670.0	10	5,160.7	4,763.6	8
Revenues by geography
Domestic	$1,585.1	$1,457.7	9	$4,457.8	$4,102.8	9
International	252.8	212.3	19	702.9	660.8	6
Total revenues by geography	1,837.9	1,670.0	10%	5,160.7	4,763.6	8%

Revenues

Cable Networks segment contributed 69% and 66% of consolidated revenues for the quarter and nine months ended September 30, 2006, respectively. For the third quarter, revenues increased 10% to $1.84 billion on the strength of advertising and affiliate fees. Acquisitions contributed $23.7 million, or 1.4 points of growth, principally in international markets, due to the acquisition of Nick UK in June of 2006. Domestic revenues, which represent 86% of total revenues for the quarter and nine months ended September 30, 2006, increased 9% for the quarter with advertising revenues up 7%, affiliate fees up 9% and ancillary fees up 22%. Ancillary fees increased due to higher home video and consumer product sales and fees. International revenues were up 19% compared to third quarter 2005, principally reflective of the consolidation of Nick UK which contributed $18.8 million in revenue in the quarter, as well as increased consumer products and home entertainment revenues. Domestic revenue growth for the nine months ended including a 7% increase in advertising revenues, 10% increase in affiliate fees and higher 15% increase in ancillary revenues, principally based upon increased home entertainment revenues and consumer merchandising. International revenues increased 6% driven by affiliate revenues.

Advertising

For the third quarter, domestic advertising revenues increased 7%, or $61.9 million and international advertising revenues increased 11%, or $10.0 million. Domestic advertising revenue was led principally by double digit increases at Comedy Central and Spike TV, as well as growth at Nickelodeon. The increase in international advertising revenues is entirely attributable to Nick UK, which contributed $11.5 million in advertising revenue.

For the nine months ended September 30, 2006, domestic advertising revenues increased $188.7 million, or 7%, offset by a decline in international advertising of $3.0 million, or 1%. Domestic advertising revenue

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

growth was driven principally by Nickelodeon, Comedy Central, CMT, Nickelodeon and Spike TV. For the nine months ended September 30, 2006, the decline is attributable principally to lower advertising spend in Germany and the United Kingdom, almost entirely offset by increases across other regions.

Affiliate fees

For the third quarter, affiliate fees increased $53.9 million, or 12%, including increases across all domestic channels and various MTV Network international channels. Affiliate revenue growth was driven domestically by subscriber and rate increases. International affiliate revenues, principally earned in Europe, increased $19.3 million, or 30%, reflecting new channel launches and the consolidation of Nick UK as well as Latin America.

For the nine months ended September 30, 2006, affiliate fees increased $142.4 million, or 10%, including a 17% growth in international markets driven principally by the consolidation of Nick UK and new channel launches in France. Domestic affiliate growth increased 10% principally a result of subscriber and rate increases.

Ancillary

For the third quarter, ancillary revenues increased $42.0 million, or 21%, as a result of increased home entertainment revenues attributable to DVD sales of South Park and Chappelle Season 3, as well as availability of additional titles and increased licensing fees from Nickelodeon branded products. Internationally, ancillary revenue increased $11.0 million due principally to increased consumer product sales.

For the nine months ended September 30, 2006, ancillary revenues increased $68.9 million, or 12%, led principally by growth in domestic ancillary revenues of $55.2 million, principally as a result of higher syndication fees attributable to South Parkand home entertainment revenues related to Chappelle Season 3 and South Park DVDs, as well as other licensing and merchandising revenues when compared to 2005.

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005
						2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues	$1,837.9	$1,670.0	10%	$5,160.7	$4,763.6	8%
Expenses:
Operating expenses	595.4	547.4	9	1,721.8	1,601.2	8
Selling, general & administration	392.1	382.3	3	1,135.3	1,100.4	3
Depreciation & amortization	72.7	58.3	25	194.5	165.7	17
Total expenses	1,060.2	988.0	7	3,051.6	2,867.3	6
Operating income	777.7	682.0	14%	2,109.1	1,896.3	11%

Expenses and Operating Income

Operating expenses

Operating expenses increased 9%, or $48.0 million, principally reflecting increased distribution costs related to home entertainment product including related participations. Programming and production

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

costs decreased approximately 1% driven primarily by acquired programming and incremental costs related to acquisitions.

For the nine months ended September 30, 2006, operating expenses increased $120.6 million attributable to increased home entertainment distribution costs, consumer products distribution costs and programming and production costs. Programming and production costs increased 4% driven principally by original programming for several shows including The Colbert Report, The Daily Show and Making the Band. In addition, amortization of acquired programming generally increased across most channels.

Selling, general and administrative

Selling, general and administrative increased 3%, or $9.8 million in the quarter. A primary driver of the increase is salaries and benefits expense, including an incremental $6.8 million of expense related principally to the adoption of FAS 123R, partially offset by lower incentive compensation expense.

For the nine months ended September 30, 2006, total selling, general and administrative expenses increased $34.9 million, primarily driven by increased occupancy and facilities costs of $27.2 million. In addition, the adoption of FAS 123R contributed $13.6 million of additional expense.

Depreciation and amortization

Depreciation and amortization increased $14.4 million, for the third quarter, principally driven by increased intangible asset amortization expense related to acquisitions. For the nine months ended September 30, 2006, depreciation and amortization increased $28.8 million due to increased amortization as a result of acquisitions as well as increased depreciation related to property, plant and equipment, including transponders utilized by MTV Europe.

Operating income

Operating income increased $95.7 million, or 14%, to $777.7 million in the third quarter due to 10% revenue growth, partially offset by a combined increase in operating and selling, general and administrative expenses of 7%, resulting in margin expansion. For the nine months ended, operating income increased 11% to $2.11 billion principally as a result of margin expansion to 41% on $5.16 billion of revenue.

ENTERTAINMENT

The results of operations for the Entertainment segment depends substantially on the public's response to our theatrical and DVD releases and our ability to obtain creative talent and story properties; therefore, the results of the Entertainment segment can be volatile, thus impacting comparability. In addition, the acquisition of DreamWorks L.L.C. and the related DreamWorks Animation and live-action library distribution agreements have a significant impact on the comparability of our results.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues by component
Home entertainment	$329.9	$308.7	7%	$1,154.4	$1,075.2	7%
Television license fees	247.0	193.4	28	794.3	482.6	65
Theatrical	211.7	309.6	(32)	655.6	545.3	20
Ancillary	67.9	32.9	106	200.4	104.6	92
Total revenues by component	856.5	844.6	1%	2,804.7	2,207.7	27%
Revenues by geography
Domestic	$534.9	$512.5	4%	$1,837.0	$1,402.4	31%
International	321.6	332.1	(3)	967.7	805.3	20
Total revenues by geography	856.5	844.6	1%	2,804.7	2,207.7	27%

Revenues

Entertainment contributed 32% and 36% of consolidated revenues for the quarter and nine months ended September 30, 2006, respectively. DreamWorks contributed $279.2 million and $798.7 million for the quarter and nine months ended September 30, 2006, respectively.

Home Entertainment

Home entertainment revenues in the third quarter increased 7%, or $21.2 million, of which $119.3 million was attributable to DreamWorks. The third quarter increase in home entertainment revenues was attributable to distribution activities for DreamWorks, primarily overseas, increase in domestic catalog revenues, and theatrical releases under the DreamWorks brand such as She's the Man, partially offset by reduction in domestic revenues from current titles compared to 2005 releases of Sahara and Longest Yard.

For the nine months ended September 30, 2006, home entertainment revenues increased 7%, or $79.2 million, of which DreamWorks contributed $276.7 million, principally from current live-action and animation titles. The increase in DreamWorks and higher catalog sales over the period were substantially offset by the performance of home video releases in current year as compared to prior year. Domestically Failure to Launch, Yours Mine & Ours and Aeon Flux released in the current period were down against Lemony Snicket's A Series of Unfortunate Events, Longest Yard and SpongeBob SquarePants; internationally, Collateral significantly outperformed 2006 titles.

Television license fees

For the quarter, television license fees increased $53.6 million, driven principally by pay television revenues due to the availability of DreamWorks distribution titles including Meet the Fockers, Wallace and Gromit "The Curse of the Were-Rabbit' and The Ring 2.

Television license fees increased $311.7 million, or 65%, for the nine months ended, principally attributable to DreamWorks which contributed an incremental $297.8 million based upon the availability of such titles as Madagascar, War of the Worlds and Shark Tale in pay television and Seabiscuit in network television. In addition, Paramount titles contributed to higher international syndication revenues due to the mix and availability of titles.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Theatrical

For the quarter ended September 30, 2006, theatrical revenues, including DreamWorks revenues of $63.1 million, decreased $97.9 million. The revenues from DreamWorks titles as well as World Trade Center, Barnyard, and jackass: number two domestically and Mission: Impossible III internationally were lower than the worldwide performance of War of the Worlds in the third quarter of 2005.

For the nine months ended September 30, 2006, theatrical revenues increased $110.3 million. DreamWorks contributed $214.7 million principally from Over the Hedge and Munich. The increased revenues attributable to DreamWorks as well as revenues from Mission: Impossible III and other 2006 releases exceed theatrical revenue from the comparable period in 2005 which was led primarily by revenues generated by War of the Worlds.

Ancillary revenues

The increase in ancillary revenues of $35.0 million and $95.8 million for the quarter and nine months ended September 30, 2006, respectively, was principally driven by studio rental income as well as increased music royalties earned by Famous Music.

	Quarter Ended September 30,			Nine Months Ended September 30,
			2006 vs. 2005			2006 vs. 2005
(in millions)	2006	2005		2006	2005

Revenues	$856.5	$844.6	1%	$2,804.7	$2,207.7	27%
Expenses:
Operating expenses	739.3	667.2	11	2,414.9	1,836.2	32
Selling, general & administration	101.7	64.1	59	280.4	192.9	45
Depreciation & amortization	22.2	3.7	NM	58.6	14.8	NM
Total expenses	863.2	735.0	17	2,753.9	2,043.9	35
Operating income/(loss)	(6.7)	109.6	(106)%	50.8	163.8	(69)%

NM
= not meaningful

Expenses and Operating Income

Operating expenses

Operating expenses for our Entertainment segment principally include film amortization and distribution costs. Operating expenses increased $72.1 million for the quarter and $578.7 million for the nine months ended September 30, 2006, principally driven by incremental distribution costs of $80.3 million for the quarter, primarily print and advertising exploitation costs, was driven by the number and timing of current quarter releases and the added costs incurred in connection with distributing DreamWorks Animation and live-action library product, both accounted for on a gross basis.

Selling, general & administrative

Selling, general and administrative costs for both the quarter and nine months ended September 30, 2006 increased principally as a result of incremental overhead due to the acquisition and integration of DreamWorks and the separation from CBS Corporation.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Depreciation and amortization

The increase in depreciation and amortization for both periods presented is principally attributable to the amortization of distribution rights acquired as part of the DreamWorks L.L.C. acquisition. The amortization of intangibles acquired as part of the DreamWorks L.L.C. acquisition is $12.7 million per quarter.

Operating income/(loss)

Operating income decreased $116.3 million compared to the same quarter for 2005 which generated a loss of $6.7 million. The decline was principally attributable to the increased distribution costs, mentioned above, as a result of the timing, number and performance of theatrical releases in current quarter compared to 2005 and distribution on behalf of DreamWorks Animation and the live-action library. The prior year also benefited from the performance of War of the Worlds. For the nine months ended, operating income decreased $113.0 million principally attributable to the tough comparison of performance to War of the Worlds theatrically and the increase of overhead costs and amortization of certain intangibles acquired in connection with the DreamWorks L.L.C. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the separation, Former Viacom centrally managed the cash flows generated from the Company's various businesses.

Financial Condition

As enumerated in the table below, at September 30, 2006, net debt (defined as total financing obligations less cash and cash equivalents) was $7,736.0 million, an increase of $2,339.2 million as compared to December 31, 2005:

(in millions)	September 30, 2006	December 31, 2005

Credit facilities:
Term facility	$560.0	$5,405.0
$3.25 billion revolving facility	—	—
Senior notes and debentures:
Senior notes due 2009, LIBOR + 0.35%	750.0	—
Senior notes due 2011, 5.75%	1,491.8	—
Senior notes due 2016, 6.25%	1,493.7	—
Senior debentures due 2036, 6.875%	1,732.8	—
Commercial paper	1,813.6	—
Obligations under capital leases	343.3	352.9

Total financing obligations	8,185.2	5,757.9
Less cash and cash equivalents	(449.2)	(361.1)

Net debt	$7,736.0	$5,396.8

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

The Company believes net debt along with total debt is a useful component in the measurement of the Company's capital structure. The following table reconciles the movement of net debt for the nine months ended September 30, 2006:

(in millions)

Net debt, as of December 31, 2005	$5,396.8
Cash provided by operating activities	(843.0)
Business combinations, net of cash acquired	1,223.4
Business dispositions	(675.3)
Acquired notes and preferred interest	657.4
Stock repurchases	1,991.3
Other, net	(14.6)

Net debt, as of September 30, 2006	$7,736.0

As of September 30, 2006, we had credit facilities totaling $3.81 billion, comprised of a $3.25 billion revolving facility due December 2010 and a $560 million term facility due in September 2007 (collectively, the "Credit Facilities"). The net proceeds of any offering of long-term debt securities by us must be used to prepay the term facility. To the extent the term facility has been repaid, the borrowing capacity under the facility is permanently extinguished. The Credit Facilities contain covenants which, among other things, require that we maintain a minimum interest coverage ratio. At September 30, 2006, we were in compliance with all covenants related to financing obligations.

On June 16, 2006, we completed a private placement of $750 million in floating rate senior notes. The senior notes are due on June 16, 2009 and bear interest at a rate per year equal to three-month LIBOR plus 0.35% to be reset quarterly. On April 12, 2006, we completed a private placement of $4.75 billion in aggregate principal amounts of fixed rate senior notes and debentures due 2011, 2016, and 2036 that bear a fixed per annum interest rate. We utilized the net proceeds from both private placements to repay a portion of amounts previously borrowed under the term facility. At September 30, 2006, the total unamortized discount related to the fixed rate senior notes and debentures was $31.7 million. In accordance with the terms of the private placements, on September 20th we commenced the registration of the entire $5.50 billion of senior notes and debentures.

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

At September 30, 2006, the commercial paper had a weighted average interest rate of 5.60% and average maturity of less than 90 days. We classify the term facility and commercial paper as non-current financing obligations as management has the intent and ability, through utilization of the $3.25 billion revolving facility due December 2010, to refinance such obligations as long-term.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Commitments and Contingencies

In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation.

Under the terms of the DW Funding sale agreement, more fully described in Note 4. Business Combinations and Dispositions, Soros and Dune can require us to purchase via a put option and we can require Soros and Dune to sell their respective interests via a call option at the then current value of DW Funding commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, we would be required to repay certain lenders all accrued and unpaid interest and principal amounts outstanding. As of September 30, 2006, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. Therefore, as of September 30, 2006, the Company's maximum exposure to loss as a result of its involvement with DW Funding is the $102.8 million. As of September 30, 2006, the Company had established a liability of $52.7 million to reflect the fair value of its guarantee obligation.

Cash Flows

At September 30, 2006, we had $449.2 million in cash and cash equivalents, an increase from year end of $361.1 million:

	Nine Months Ended September 30,
(in millions)	2006	2005

Cash flow from operating activities	$843.0	$1,260.9
Cash flow from investing activities	(680.7)	64.0
Cash flow from financing activities	(84.0)	(1,375.7)
Effect of exchange rate changes	9.8	—

Increase (decrease) in cash and cash equivalents	$88.1	$(50.8)

Operating activities

Cash provided by operating activities was $843.0 million, or $417.9 million less than the nine months ended September 30, 2005. The principal drivers of the decrease were incremental spending in programming and film inventory of $766.9 million, including DreamWorks, and higher cash interest payments of $188.9 million, partially offset by lower cash taxes of $318.9 million attributable primarily to federal estimated tax payments, and an improvement in days sales outstanding of domestic accounts receivables in the Cable Networks segment.

Investing activities

Net cash utilized for investing activities increased $744.7 million as compared to the comparable 2005 period due to acquisitions, principally DreamWorks, Xfire, Inc. and Atom Entertainment, Inc., partially offset by the sale of the live-action library in the third quarter.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Financing activities

For the nine months ended September 30, 2006, the proceeds from the senior notes and debentures, as well as commercial paper borrowings were substantially used to repay previous bank debt as well as the purchase of treasury stock, resulting in a net use of cash of $84.0 million. For the comparable period in 2005, cash generated from operating activities was swept and retained by Former Viacom, which principally accounts for the $1,291.7 million reduction in net cash utilized for financing activities.

Stock Repurchase Program

We have in place a $3.0 billion stock repurchase program under which we commenced repurchases on January 3, 2006. In addition, we have entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which we have agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under our stock repurchase program. Through November 2, 2006, the Company had acquired 54.8 million shares for total purchase price of $2.13 billion.

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

Tax Receipt

In addition, upon completion of the combined federal income tax return of Former Viacom, the Company received $159.4 million of cash from CBS Corporation, representing the Company's share of tax overpayments made by Former Viacom during 2005. The Company has reflected $146.5 million as a component of additional paid-in-capital as it represents the resolution of 2005 federal income tax liabilities between the Company and CBS Corporation pursuant to the Separation Agreement and Tax Matters Agreement, as more fully discussed in the 2005 Annual Report. Finally, $12.9 million is recorded as a credit to income tax expense as such amounts represent a permanent reduction in federal taxes owed by Viacom in respect of the 2005 tax year.

Source and Use of Funds

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under committed bank facilities and future access to capital markets will be sufficient to fund our operating needs, including commitments, contingencies, capital and investing commitments, and our financing requirements. The funding for our commitments to purchase programming rights, film operations and talent contracts will come primarily from cash flow from operations.

VIACOM INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

We project anticipated cash requirements, which include capital expenditures, share repurchases, acquisitions and payments on our indebtedness, principally to be financed from cash flows generated from operating activities. Any future net cash funding requirements are expected to be financed with short term borrowings and long-term debt.

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

OTHER MATTERS

Accounting Policies and Estimates

Due to the adoption of FAS 123R we provide the following update to the related accounting policies described in our 2005 Annual Report:

FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized over the period during which an employee is required to provide service. In general, option fair value calculations are based on the Black-Scholes option pricing model, except where Statement 123R requires the utilization of the lattice model. Option pricing models require the use of subjective assumptions based on historical evidence and management's judgment. Changes in these assumptions can materially affect the fair value of an option grant. The assumptions utilized reflect the Company's best estimates at the time of each stock option grant; however, they involve inherent uncertainties based on market conditions generally not within the control of management. As a result, if other assumptions were utilized, stock-based compensation cost could be materially different. For additional information, see Note 10. Stock Based Compensation.

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 9. Related Party Transactions.

Recent Developments

Harmonix Music Systems Inc.

On October 27, 2006 we completed the acquisition of Harmonix Music Systems Inc. ("Harmonix"), the developer of Guitar Hero and other music gaming titles for initial cash consideration of $175.0 million. In addition, to the extent that financial results exceed specific targets, Harmonix shareholders may be eligible for incremental earn-out payments through 2008.

Executive Vice President and Chief Financial Officer

On November 9, 2006, we announced that Michael J. Dolan, our Executive Vice President and Chief Financial Officer, had decided to leave the Company effective December 31, 2006. Thomas E. Dooley, Viacom's Senior Executive Vice President and Chief Administrative Officer, will succeed Mr. Dolan as Chief Financial Officer, effective January 1, 2007. In addition to his role as Chief Financial Officer, Mr. Dooley will continue in his capacities as our Senior Executive Vice President and Chief Administrative Officer and a member of the Board of Directors.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions in cable programming markets and, in particular, for advertisements targeting demographics served by our programming services; the public acceptance of our movies, cable television, digital services and other programming; competition for advertising dollars from search and other internet and wireless-based services; the potential for further weakness in international advertising markets; technological developments and their effect in our markets; our ability to successfully launch our programming services to new distribution platforms; changes in the Federal communications laws and regulations applicable to cable operations including the possibility of mandatory a la carte programming; the impact of piracy on our products; the impact of increased scale in parties involved in the distribution of our products to consumers; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in Viacom's news releases and filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. In the normal course of business, we may employ established and prudent policies and procedures to manage our exposure principally to changes in interest rates and foreign exchange risks. The objective of such policies and procedures is to manage exposure to market risks in order to minimize the volatility on earnings and cash flows. We do not enter into financial instrument transactions for speculative purposes.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Since our 2005 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 14. Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this report.

Item 1A.    Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2005 Annual Report, as updated by our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has in place a $3.0 billion stock repurchase program under which it commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with NAI and NAIRI (the "NAIRI Agreement") pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom's purchase of shares under the stock repurchase program. The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2006:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program

	(thousands)	(dollars)	(millions)
As of June 30, 2006	40,179.4	$39.84	$1,397.7
Month ended July 31, 2006:
Open market	3,450.0	34.30	1,279.2
NAIRI	449.1	34.22	1,263.9
Month ended August 30, 2006:
Open market	3,500.0	36.48	1,136.1
NAIRI	455.3	36.29	1,119.5
Month ended September 30, 2006:
Open market	3,464.6	36.02	994.6
NAIRI	450.6	35.84	978.4

Total as of September 30, 2006	51,949.0	$38.87	$978.4

Item 6.    Exhibits.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
10.1		Amendment to Employment Agreement between Viacom Inc. and Sumner M. Redstone dated September 25, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).
10.2
Employment Agreement between Viacom Inc. and Philippe P. Dauman, dated September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).
10.3
Employment Agreement between Viacom Inc. and Thomas E. Dooley, dated September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).
10.4
Separation Agreement between Viacom Inc. and Thomas E. Freston dated as of October 16, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed October 18, 2006) (File No. 001-32686).
10.5	*	Amended Compensation Arrangement for Non-Executive Vice Chair.
31.1	*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.
Date: November 9, 2006	By:	/s/ MICHAEL J. DOLAN Michael J. Dolan Executive Vice President and Chief Financial Officer
Date: November 9, 2006	By:	/s/ JACQUES TORTOROLI Jacques Tortoroli Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
10.1		Amendment to Employment Agreement between Viacom Inc. and Sumner M. Redstone dated September 25, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).
10.2
Employment Agreement between Viacom Inc. and Philippe P. Dauman, dated September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).
10.3
Employment Agreement between Viacom Inc. and Thomas E. Dooley, dated September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).
10.4
Separation Agreement between Viacom Inc. and Thomas E. Freston dated as of October 16, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed October 18, 2006) (File No. 001-32686).
10.5	*	Amended Compensation Arrangement for Non-Executive Vice Chair.
31.1	*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Filed herewith.

QuickLinks

VIACOM INC. INDEX TO FORM 10-Q
VIACOM INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
VIACOM INC. CONSOLIDATED BALANCE SHEETS
VIACOM INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
VIACOM INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1. BASIS OF PRESENTATION
  NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  NOTE 3. STOCK REPURCHASE PROGRAM
  NOTE 5. INVENTORY
  NOTE 6. FINANCING OBLIGATIONS
  NOTE 7. COMPREHENSIVE INCOME
  NOTE 8. EARNINGS PER SHARE
  NOTE 9. RELATED PARTY TRANSACTIONS
  NOTE 10. STOCK BASED COMPENSATION
  NOTE 11. BENEFIT PLANS
  NOTE 12. SEVERANCE AND OTHER CHARGES
  NOTE 13. SEGMENT INFORMATION
  NOTE 15. ADDITIONAL INFORMATION
  NOTE 16. SUBSEQUENT EVENT
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX