Form 10-K
period 2006-12-31
Viacom Inc.
filed 2007-03-01
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 001-32686

VIACOM INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3515052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1515 Broadway

New York, NY 10036

(212) 258-6000

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange
Class B Common Stock, $0.001 par value	New York Stock Exchange
6.85% Senior Notes due 2055	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of the close of business on June 30, 2006, the last business day for the registrant’s most recently completed second fiscal quarter, there were 61,541,108 shares of the registrant’s Class A common stock, par value $0.001 per share, and 654,448,196 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2006 was approximately $528.8 million (based upon the closing price of $35.95 per share as reported by the New York Stock Exchange on that date). The aggregate market value of Class B common stock held by non-affiliates as of June 30, 2006 was approximately $22.15 billion (based upon the closing price of $35.84 per share as reported by the New York Stock Exchange on that date).

As of January 31, 2007, 59,297,997 shares of our Class A common stock and 632,860,140 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2007 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”) (Portion of Item 5) (Part III).

PART I

Item 1. Business.

Viacom is a leading global entertainment content company with prominent and respected brands. Engaging our audiences through television, motion pictures and digital platforms, we seek to reach our audiences however they consume content. We manage our operations through two reportable operating segments: (i) Media Networks (formerly Cable Networks), which includes MTV Networks and BET Networks; and (ii) Filmed Entertainment (formerly Entertainment), which includes Paramount Pictures Corporation and Famous Music.

MEDIA NETWORKS

MTV Networks reaches over 496 million households via its multiplatform properties, which include the cable television program services MTV: Music Television®, VH1®, CMT®: Country Music Television™, Logo™, Nickelodeon®, Nick at Nite®, COMEDY CENTRAL®, Spike TV® and TV Land®, among others, and digital properties such as MTV.com, URGE™, COMEDY CENTRAL.com, VSPOT™, TurboNick™, NeoPets®, Xfire® and iFilm®. MTV Networks operated 135 television networks and 171 websites and broadband services around the world as of December 31, 2006, and programs content to numerous other digital and mobile outlets.

BET Networks is the nation’s leading provider of entertainment, music, news and public affairs television programming targeting African-American audiences. BET provides diverse programming content via multiplatform properties, including its cable television program services BET®, BETJ™, BET Gospel® and BET Hip Hop®, and its digital properties BET.com® and BET Mobile™. The primary BET channel reaches more than 83 million domestic households, and can be seen in the United States, Canada and the Caribbean. BET also provides programming content via its broadband site, BET on Blast, as well as other digital and mobile outlets.

FILMED ENTERTAINMENT

One of the original major motion picture studios, Paramount has been a leading producer and distributor of feature films since 1912 and has a library consisting of approximately 3,500 motion pictures and programs. The Paramount Motion Picture Group produces and distributes motion pictures under such well-known brands as Paramount Pictures®, DreamWorks®, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™. It distributes motion pictures and other entertainment content on DVD, video-on demand, cable services and other platforms in the United States and internationally.

Famous Music produces and distributes music to a diversified range of global media, including television programs, motion pictures and digital outlets. Its catalog spans seven decades and ranges from classics to hits from contemporary artists.

Our Media Networks segment derives revenues principally from advertising sales, affiliate fees and ancillary sales, which include sales of home entertainment products and the licensing of consumer products. Revenues from the Filmed Entertainment segment are generated primarily from feature film exhibition, including motion pictures in theatrical release, home entertainment product, and distribution to pay and basic cable television, broadcast television and syndicated television. Revenues from the Media Networks segment accounted for 63%, 70% and 71% of our revenues for 2006, 2005 and 2004, respectively, and revenues from the Filmed Entertainment segment accounted for 38%, 31% and 31% of our revenues for those periods, respectively, with elimination of intercompany revenues being (1)%, (1)% and (2)%, respectively. We generated approximately 24% of our total revenues in 2006 from international operations, principally in Europe, 22% in 2005 and 21% 2004. In 2006, our total international revenues were $2.77 billion, of which 63% was generated in Europe.

Our Separation from CBS Corporation

On December 31, 2005, we became a stand-alone public company in connection with our separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation. In connection with the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock.

We were organized as a Delaware corporation in 2005 and our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com.

References to “Viacom,” “Company,” “we,” “us” and “our” refer to Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Information on our website is not intended to be incorporated into this annual report.

Recent Developments

In accordance with the terms of our Separation Agreement with CBS Corporation, on December 29, 2005 we paid a preliminary special dividend to Former Viacom of $5.40 billion, which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005. On March 14, 2006, we received from CBS Corporation an initial statement that the amount of the dividend should be increased, and further claims were made during the course of 2006. Following a thorough review by both companies, we paid CBS Corporation an aggregate of $376.1 million, of which $170 million was paid in January 2007 when the matter was completely resolved. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview” for additional detail.

In February 2007, MTV Networks commenced restructuring actions affecting its domestic and international operations. The actions are anticipated to be completed by the fourth quarter of 2007 and result in 2007 restructuring charges, principally severance, of approximately $70 million, with approximately $50 million of such charges reflected in the first quarter of 2007.

Key Acquisitions and Dispositions

The following describes some of the key acquisitions, dispositions and investments we made during 2006, all of which were completed for cash consideration:

Media Networks

•	In May 2006, we acquired Xfire, Inc. (www.xfire.com), a leading gaming and social networking service, for a total of approximately $112 million.

•	In August 2006, we acquired the 58% interest in BET.com that we did not own for $22.7 million.

•	In September 2006, we acquired the remaining 63.8% interest in the multiplatform MTV Japan business that we did not own for $84.6 million.

•	In September 2006, we acquired Atom Entertainment, Inc., a portfolio of four leading online destinations for casual games, short films and animation, for approximately $200 million.

•	In October 2006, we acquired Harmonix Music Systems Inc., the developer of the Guitar Hero video game franchise and other music gaming titles for initial consideration of approximately $175.0 million.

•

Additional acquisitions or investments completed during 2006 include Quizilla.com, which operates a social networking website that features surveys, games and advice for young teens; Y2M: Youth Media & Marketing Networks, a publisher of online college campus newspapers; Caballero Television, which operates television stations that serve the Hispanic community; and a controlling interest in Nickelodeon UK Limited.

Filmed Entertainment

•

In January 2006, we completed the acquisition of DreamWorks L.L.C. (“DreamWorks”), a leading producer of live-action motion pictures and television programming, for $1.53 billion, net of cash acquired. Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 16, 2005. In addition, in connection with the acquisition, Paramount Pictures Corporation (“Paramount”), DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation SKG, Inc. (“DreamWorks Animation”) for certain exclusive distribution rights to and home video fulfillment services for DreamWorks Animation’s animated films.

•

In May 2006, we sold a fifty-one percent controlling interest in DW Funding LLC, the owner of the DreamWorks live-action film library to Soros Strategic Partners LP (“Soros”) and Dune Entertainment II LLC (“Dune”) for $675.3 million in net proceeds, in a transaction which valued the film library at approximately $900 million. In connection with the sale of the interest in the film library, Paramount and its international affiliates entered into an exclusive five-year agreement to provide distribution services for the library. In the event that Soros and Dune continue to own DW Funding after the fifth year, Paramount’s distribution agreement will automatically renew.

For additional information about these and other acquisitions and dispositions, see Note 4 to our consolidated financial statements.

Business Strategy

Viacom produces branded entertainment content for highly desirable demographics, which we seek to distribute through virtually every platform that our audiences use to consume entertainment. In addition to maintaining our connection with the fans of our content, we are focused on expanding and enhancing our brands through the creation of new hit programming, adoption of new forms of distribution, such as internet protocol television, mobile phone and video-on-demand, and creation and acquisition of new digital entertainment. We are particularly focused on our digital properties, which collectively create networks of experiences for our viewers in addition to economies of scale. We also intend to increase our revenue and profitability internationally by maximizing our business opportunities in the regions and demographics that offer the greatest growth opportunity for our brands. We have also taken significant steps to enhance performance at Paramount with the current management team and acquisition of DreamWorks, and will continue to focus on increasing Paramount’s successes and profitability. Finally, we are committed to fostering a creative and diverse culture, which will enable us to continue to develop unique and cutting-edge content for our audiences.

MEDIA NETWORKS

Through our divisions MTV Networks and BET Networks, our media networks businesses own and operate cable television program services, website properties and other digital services in the United States and internationally. Our Media Networks segment generates revenues principally from two sources: (i) the sale of advertising time on our cable television networks and digital properties and services and (ii) the receipt of affiliate fees from cable television operators, direct-to-home or “DTH” satellite operators and other distributors. In 2006, revenues from advertising sales and affiliate fees were 59% and 28%, respectively, of total revenues for the Media Networks segment. Our media networks also derive revenues from home entertainment sales of our programming, the licensing of our content to third parties in both domestic and international markets and the licensing of our brands for consumer products.

For cable television networks, the advertising revenues generated by each program service depend on the number of households subscribing to the service and household and viewership demographics and ratings as determined by third party research companies such as Nielsen Media Research. Both MTV Networks and BET Networks target key demographics that have historically been considered particularly attractive to advertisers, notably viewers in the 18-49 age range who are viewed as having significant spending power. In addition, our individual program services further target specific audience groups. For example, BET Networks provides programming for African-American audiences, Nickelodeon and other MTVN Kids and Family Group channels target the younger demographics, and the MTVN Entertainment group, which includes SpikeTV and COMEDY CENTRAL, primarily programs for adult and male viewers. Our revenues from advertising are subject to seasonal and market-based variations, being typically highest in the fourth quarter, and can fluctuate due to the popularity of particular programs and viewership ratings.

Revenues from affiliate fees are negotiated with individual cable television operators, DTH satellite operators and other distributors, generally resulting in multi-year carriage agreements with set rate increases. The amount of the fee we receive is determined in part by the number of subscribers to, and success of the programming offered by, our cable program services.

We have a dynamic, worldwide consumer products licensing business, which licenses popular characters such as those featured in SpongeBob SquarePants, Blue’s Clues, Dora the Explorer, NeoPets and South Park in connection with merchandise, videogames, and publishing worldwide. We generally are paid a royalty based upon a percentage of the licensee’s wholesale revenues, with an advance against future expected royalties. Licensing revenue may vary from period to period depending on the popularity of the property available for license in a particular period and the popularity of licensed products among consumers.

We have been rapidly extending our brands and content to new distribution platforms, and our digital assets are becoming an increasingly important aspect of our business. Our online properties and mobile content serve as additional outlets for advertising and affiliate sales and provide promotional platforms for our programming services. Our Media Networks segment operates 175 Internet websites and broadband services around the world, including the home websites for our cable television program services and broadband sites such as MTV.com, Nickelodeon’s TurboNick, COMEDY CENTRAL.COM, URGE, mtuU Uber, VH1’s VSPOT, BET.com and BET on Blast. In addition to the digital websites and content we develop, we also acquired several digital properties in 2006 including Atom Entertainment, Quizilla, Xfire and Y2M. We have also created virtual communities around some of our most popular shows such as Virtual Laguna Beach and Nicktropolis. Our online properties target the current audiences of our various program services, as well as other online audiences, and provide entertainment and information, exclusive additional video and other content not seen on television, music videos, celebrity interviews, “jokes of the day”, and other original and user-generated content. MTV Networks obtains some of its website content from record labels, music publishers and artists and has entered into worldwide and/or domestic agreements with the major recorded music labels for the online distribution of their music videos on a free-to-the-viewer, on-demand basis. In the mobile area, MTV Networks established MTVN Mobile Media, a centralized unit dedicated to providing a mix of digital applications, ringtones and video programming to its mobile carrier partners, including Cingular, Sprint, Verizon Wireless, Motricity, Virgin Mobile USA and Amp’d Mobile.

We also have an arrangement with Apple to make certain MTV Networks and BET Networks programs available for purchase on Apple’s iTunes Music Store and have agreements in place to distribute our content though other digital media and download-to-own services. Our online revenue is derived from a combination of advertising and sponsorships, subscription services and e-commerce.

Our media networks also strive to build strong connections to causes that are important to our audiences and employees. Our businesses fuel social change through many effective campaigns, initiatives and strategic partnerships such as VH1’s partnership with the Global Fund to Fight AIDS, MTV’s Break the Addiction that challenges its audience to help the environment, Nickelodeon’s Let’s Just Play campaign and BET’s Rap it Up.

MTV NETWORKS

MTV Networks (“MTVN”) generally divides its properties into four groups based on target audience, similarity of programming and other factors: the MTVN Music and Logo Group, the MTVN Kids and Family Group, the MTVN Entertainment Group and MTVN International. Information about each group and its key properties is discussed below. Unless otherwise indicated, the domestic subscriber numbers set forth below are according to Nielsen Media Research and the Internet traffic data are according to comScore Media Metrix (U.S. data only unless otherwise indicated). International reach statistics are derived from internal data review coupled with external sources when available.

MTVN Music and Logo Group

The MTVN Music and Logo Group includes our music-oriented program services and digital properties, which generally provide youth-oriented programming targeting the 18-24 and 18-34 demographics, and Logo, our channel for the lesbian, gay, bisexual and transgender audience. Some of our key properties in this group include:

MTV: Music Television

•      MTV is a leading multimedia destination for youth audiences offering reality shows and other original programming, music videos, news and commentary and awards shows, among other programs. MTV’s programming covers everything from music, fashion, lifestyle and sports to attitudes, politics, news and trends. MTV was named the World’s Most Valuable Pure Media Brand for the seventh year in a row, according to the Interbrand/Business Week 2006 report.

•      Programming highlights in 2006 included Laguna Beach, Real World: Denver, Two-A-Days, Run’s House, The MTV Video Music Awards, The MTV Movie Awards and The Hills, among others. MTV operates broadband and other online services, has interests in publishing, home video, radio syndication, recorded music and consumer products, and makes feature films under the MTV Films brand.

•      MTV reached approximately 91 million domestic subscriber households as of December 31, 2006.

MTV2

•      MTV2 is a music-oriented network featuring music videos, long form music programs, exclusive access to interviews with bands and ground-breaking music before it hits mainstream, as well as a line-up of irreverent, lifestyle and cross-platform programming.

•      Programming highlights in 2006 included the $2Bill concert series, Sucker Free Sunday, Headbangers Ball, Celebrity Deathmatch and The Andy Milonakis Show.

•      MTV2 reached approximately 64 million domestic subscriber households as of December 31, 2006.

mtvU

•      mtvU is an on-air, online, wireless and on campus network created exclusively by and for the college audience. Broadcasting via satellite 24 hours a day to over 7.2 million students on 750 campuses, mtvU is the largest and most comprehensive multi-platform channel for college students.

•      mtvU also owns and operates College Publisher, an online college newspaper network, as well as the recently acquired RateMyProfessors.com.

MTV.com

•      MTV.com is a broadband service featuring music videos, news, interviews and other pop culture content from MTV.

•      In the fourth quarter of 2006, MTV.com averaged approximately 7 million unique visitors monthly and in October 2006, the latest period for which information is available, recorded more than 100 million video streams.

VH1

•      VH1 connects viewers to music, artists and pop culture with series, specials, live events and public affairs initiatives.

•      Programming highlights in 2006 included Flavor of Love, Storytellers: Pearl Jam, Hogan Knows Best, Roc Docs, and Best Week Ever, as well as cornerstone events such as the VH1 Hip Hop Honors and the VH1 Rock Honors.

•      VH1 reached approximately 91 million domestic subscriber households as of December 31, 2006.

VSPOT

•      VH1’s broadband channel VSPOT brings viewers music and pop culture video content such as in-studio performances, original broadband series, exclusive celebrity and artist interviews, movie trailers, thousands of music videos and customizable video play lists.

•      Programming highlights in 2006 included exclusive VSPOT-only performances from VH1’s Rock Honors, Hip Hop Honors and Storytellers: Dixie Chicks, full episode sneak peeks of celeb-reality premieres and the launch of the made-for-broadband original series Home Purchasing Club.

•      In the fourth quarter of 2006, VH1.com averaged approximately 4 million monthly unique visitors and, in October 2006, VSPOT recorded more than 11 million video streams.

CMT: Country Music Television

•      CMT is the top-rated country music network in the United States, carrying original country-music related programming, specials, live concerts and events and music videos.

•      Programming highlights in 2006 included the critically acclaimed performance series CMT Crossroads, CMT Music Awards, the Miss America pageant, Cowboy U and CMT Insider.

•      CMT reached approximately 83 million domestic subscriber households as of December 31, 2006.

Urge
• URGE, MTV Networks’ digital music service, launched in May 2006 with access to more than two million songs, thousands of playlists and more than 100 radio stations.

Logo

•      Logo features lesbian- and gay-themed feature films, ongoing documentary series, newscasts tailored for the gay and lesbian community and original shows and specials. LOGOonline.com is home to a library of gay and lesbian themed video as well as original shows, podcasts, news, blogs and other entertainment that have made it a leading destination for this audience.

•      Programming highlights for 2007 include The Big Gay Sketch Show, Curl Girls, Exes and Ohs and the animated Rick & Steve.

•      Logo reached approximately 25.6 million domestic subscriber households as of December 31, 2006 according to internal data.

Harmonix

•      Acquired in October 2006, Harmonix is the developer of the acclaimed hit video game franchise Guitar Hero and specializes in creating music-based interactive entertainment and games.

•      Targeting both core gamers (primarily men 15-30) and casual gamers (gender and age neutral), Harmonix’s creations have won numerous awards including Interactive Achievement Awards, Game Developer Choice Awards, BAFTA Awards and more.

Other key properties of the MTVN Music and Logo Group include MTV Films, MTVN’s motion picture business, which co-produced films such as jackass: number two and Freedom Writers (2007) with Paramount; MHD: Music High-Definition; MTV World, a suite of channels targeting niche audiences; VH1 Classic and VH1 Soul. In addition, the group is focused on developing digital extensions of popular programs, such as Virtual Hills and Virtual Laguna Beach, which are virtual communities that allow users to experience the world of the hit shows for themselves.

MTVN Kids and Family Group

The MTVN Kids and Family Group provides high-quality entertainment and educational programs, websites and broadband services targeted to kids ages 2-17 and families. Some of our key properties in this group include:

Nickelodeon and Nick at Nite

•      Nickelodeon, now in its 26th year, has been the number one-rated basic cable network for over ten years. Nickelodeon, and Nick Jr., a program block designed for two to five year olds, feature original programming during daytime hours created for kids ages two to 14. Nickelodeon produces and distributes television programming worldwide, has a dynamic consumer products business, is a leading developer of digital content for kids, and makes feature films under the Nickelodeon Movies brand. Programming highlights in 2006 include SpongeBob SquarePants, Dora the Explorer, Zoey 101, The Wonder Pets, Avatar: The Last Airbender and The Kid’s Choice Awards.

•     Nick at Nite airs during the evening hours and overnight and features classic sitcoms as well as family friendly original programming. Programming highlights in 2006 included hit sitcoms such as The Cosby Show, Full House and Roseanne as well as original programming such as Fatherhood and Search for the Funniest Mom in America.

•     Nickelodeon and Nick at Nite reached approximately 92 million domestic subscriber households as of December 31, 2006. Worldwide, Nickelodeon reached approximately 203 million households in 156 territories via its channels, branded program blocks and broadband services as of December 31, 2006. Programming is also aired on third-party broadcasters in major territories around the world, significantly increasing Nickelodeon’s reach.

Noggin and The N

•     Noggin is a commercial-free, educational channel for preschoolers by day which transforms into The N, an advertising-supported network for teens, at night. Both brands operate websites with games, videos, educational and other content for their target audiences.

•     Noggin programming highlights in 2006 included a mix of original Noggin programming such as The Upside Down Show, Jack’s Big Music Show, Pinky Dinky Doo and Oobi as well as licensed Nick Jr. favorites such as Dora the Explorer, The Backyardigans and Blue’s Clues. The N’s featured original programming included Degrassi: The Next Generation, South of Nowhere, Beyond the Break, Instant Star and The Brandon T. Jackson Show and licensed favorites such as Fresh Prince of Bel Air, Dawson’s Creek and Summerland.

•     Noggin and The N reached approximately 53 million domestic subscriber households as of December 31, 2006.

Neopets.com

•     Neopets.com, is an online youth community that allows users to create and take care of virtual pets. It also offers games, auctions, trades and messaging.

•     Neopets has approximately 42 million members since its launch in 1999. In the fourth quarter of 2006, NeoPets averaged approximately 7 million monthly unique users globally.

TurboNick

•     TurboNick is Nickelodeon’s broadband video platform, the current version of which was launched in September 2006. It features video streaming of content from Nickelodeon, customized playlists, content in multiple languages and the ability to search the broad Nickelodeon content library.

•     According to internal estimates, in October 2006, TurboNick had approximately 47 million video streams, up from 25 million during its September launch.

Other MTVN Kids and Family Group properties include Quizilla, which operates a social networking website that features surveys, games and advice for young teens; Nick Jr. Video and The Click, which are the broadband services of Nick Jr. and The N, respectively; Nicktropolis, an online virtual community with games, videos and Nickelodeon-branded and original environments; Atom Entertainment’s addictinggames.com and shockwave.com, which offer free and downloadable online games; Nickelodeon Movies, Nickelodeon’s motion picture business which co-produced films such as Charlotte’s Web, Nacho Libre and Barnyard with Paramount; and the websites ParentsConnect.com and GoCityKids.com, which provide information and discussion boards for parents on local events for kids, health and development, activities and resources, among other things.

MTVN Entertainment Group

The MTVN Entertainment group produces and distributes programming and online content and games that generally target adult and male audiences. Some of our key properties in this group include:

COMEDY CENTRAL

•      COMEDY CENTRAL is television’s only all-comedy network and is a consistent top 10-rated network among all adults ages 18-49. The network offers original programming online, through its broadband channel and other outlets such as iTunes and mobile arrangements.

•      Programming highlights in 2006 included The Colbert Report, Mind of Mencia, RENO 911! and the Peabody and Emmy-winning series The Daily Show with Jon Stewart and South Park.

•      COMEDY CENTRAL reached approximately 90 million domestic subscriber households as of December 31, 2006.

Comedycentral.com

•      Comedycentral.com is a broadband video platform featuring behind-the-scenes footage, exclusive video clips, TV shows and series, games and comedy performances from COMEDY CENTRAL. Other COMEDY CENTRAL online properties include Colbertnation.com, the official fan site of The Colbert Report, Jokes.com, a leading online platform for joke telling and sharing and Southparkstudios.com, which is the official homepage of South Park and features the latest in South Park news and content.

•      In the fourth quarter of 2006, COMEDYCENTRAL’s online properties averaged approximately 2 million monthly unique visitors and, in October 2006, the last period for which information is available, recorded more than 5 million video streams.

Spike TV

•      Spike TV targets men 18-34 and 18-49 by featuring a mix of original and acquired programming, specials, live events and movies.

•      Programming highlights in 2006 included The Ultimate Fighter, The Final Chapter: Ortiz vs. Shamrock, MXC, Spike TV’s Video Game Awards, Pros vs. Joes and Spike TV’s Scream Awards.

•      Spike TV reached approximately 92 million domestic subscriber households as of December 31, 2006.

TV Land

•      TV Land features hit shows, classic commercials and rarely seen television gems combined with a slate of original TV-centric programming.

•      Programming highlights in 2006 included All in the Family, Leave It To Beaver and The Andy Griffith Show as well as original programming such as Inside TV Land: Tickled Pink and TV Guide and TV Land Present: The 100 Most Unexpected TV Moments.

•      TV Land reached approximately 89 million domestic subscriber households as of December 31, 2006.

iFILM

•      iFILM is one of the leading video-entertainment destinations online, with original and user-generated video and content and channels of short films, TV clips, music videos and action sports.

•      In October 2006, iFilm recorded more than 11 million video streams.

Xfire

•      Xfire provides video game enthusiasts with community applications so they can play video games online with their friends much more easily. Xfire also provides users with a server browser, IM and file download system designed just for gamers.

•      In December 2006, Xfire had approximately 5.5 million registered users.

Other MTVN Entertainment Group properties include Atom Entertainment’s atomfilms.com, a broadband service for original shorts and online video clips, and addictingclips.com, which houses entertaining original and user-generated video clips; and GameTrailers.com, which produces broadcast quality video content for video games.

MTV Networks International

Worldwide, MTV Networks reached approximately 496 million households in 162 countries as of December 31, 2006. MTVN International owns and operates, participates in as a joint venturer and/or licenses to third parties to operate over 100 program services, including extensions of our brands MTV, VH1 and Nickelodeon, and program services created specifically for international and/or non-English speaking audiences such as TMF (The Music Factory), Paramount Comedy, The Box, Game One, VIVA and MTV Arabia, among others. MTVN International also operates or licenses its brands for 98 websites and 23 broadband services. Most of the MTVN International program services are regionally customized for the particular viewers through the inclusion of local music, programming, and on-air personalities, and use of the local language. MTV Networks’ operations in Europe, Africa and the Middle East represent its largest international presence, with a portfolio of 71 music, kids, games and comedy channels distributed by cable and satellite, 67 websites and 16 broadband services.

We strategically pursue the development, license and acquisition of program services in international markets in addition to syndication and distribution of consumer products. In September 2006, MTV Networks acquired the remaining interest in its joint venture MTV Japan from the other shareholders to give MTV Networks 100% ownership, allowing us to better capitalize on the growth potential in the Japanese market, in particular in advertising and music sales. We also acquired an additional interest in Nickelodeon UK in 2006, as a result of which we control the venture. Simultaneously, we are evaluating our presence in certain markets, such as Thailand, where we have converted ownership arrangements from joint ventures to licensing deals to more profitably serve local audiences across multiple platforms. We plan to strategically expand our international presence, in particular in high growth markets such as Germany and Japan, to the extent the growth opportunities are consistent with our business plan. In early 2007, we launched Comedy Central Germany as the only comedy network on free terrestrial television in the market.

BET NETWORKS

BET Networks’ owned and operated cable program services include BET®, BET J™ (formerly BET Jazz), BET Gospel® and BET Hip Hop®.

•      BET Networks is the nation’s leading television network providing entertainment, music, news and public affairs programming for the African-American audience. BET Networks is a dominant consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, BET J, which is devoted primarily to jazz, R&B and neo-soul music, BET Gospel, which focuses on gospel music and spiritual programming, and BET Hip Hop, which features hip hop music programming and performances.

•      Programming highlights on BET in 2006 include The BET Awards, The BET Hip Hop Awards, Lil Kim:Countdown to Lockdown, Celebration of Gospel and College Hill. Highlights on BET J include Journey with Jazz at Lincoln Center and The Christies: Committed.

•      BET reached approximately 83.4 million domestic subscriber households as of December 31, 2006. According to internal estimates, BET J reached approximately 22 million domestic subscriber households, and BET Gospel and BET Hip Hop reached 350,000 and 250,000 domestic subscriber households, respectively.

•      In August 2006, BET acquired the outstanding interest in BET.com, giving BET Networks 100% ownership in BET.com. BET.com is a leading online destination for African-Americans and offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services.

•      In the fourth quarter of 2006, BET.com averaged approximately 2 million monthly unique visitors.

Other BET Networks properties include a broadband site, BET on Blast, which launched in 2006 and provides music videos, news, interviews and other content from BET, and BET Mobile, which provides ringtones, games, social networking and other content for cellular phones and other mobile outlets.

Media Networks Competition

MTV Networks and BET Networks compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. MTV Networks generally competes with other widely distributed cable networks such as TBS, TNT, Discovery, ESPN, SciFi, FX, Lifetime and USA Network, the broadcast television networks and digital properties such as MySpace.com and YouTube.com. Each programming service also competes for its target audiences with competitors’ programming services that target the same audience. For example, Nickelodeon and its related properties compete for kid viewers with several of Walt Disney’s properties. Similarly, BET Networks competes with African-American oriented cable and broadcast networks including TV One and online properties such as Blackplanet.com and AOL Blackvoices. We also compete with other cable networks for affiliate fees derived from distribution agreements with cable television operators, DTH satellite operators and other distributors. Our networks also compete with other content producers for actors, writers, producers and other creative talent and for new show ideas and the acquisition of popular programming.

FILMED ENTERTAINMENT

The Filmed Entertainment segment includes Paramount Pictures Corporation, which produces, finances and distributes feature motion pictures and television programming, and Famous Music, which is a leading music publisher in the United States. Our Filmed Entertainment segment generates revenues principally from: (i) the theatrical release of motion pictures in domestic and international markets, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion pictures and other programming and (iii) license fees paid worldwide by third parties for broadcast rights.

The Paramount Motion Picture Group produces and distributes motion pictures under the Paramount Pictures, DreamWorks, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. In general, motion pictures produced or acquired for distribution by the Paramount Motion Picture Group are exhibited in U.S. and foreign theaters followed by their release on DVDs, video-on-demand, pay and free cable television, broadcast television and syndicated television. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In addition, revenues from motion picture releases tend to be cyclical with increases during the summer months, around holidays and in the fourth quarter.

In choosing films to produce, the Paramount Motion Picture Group aims to create a carefully balanced film slate that represents a variety of genres, styles, and levels of investment—with the goal of creating entertainment for both niche audiences and worldwide appeal. The success of a motion picture is a significant factor in determining the revenues it is likely to generate in the various distribution platforms including home entertainment product sales. Paramount is also pursuing the distribution of its motion pictures through new media and methods of delivery such as digital platforms, including offering certain library titles on iTunes.

Paramount Licensing Inc. is the consumer products licensing business of the Paramount Motion Picture Group. Its licensing programs include consumer products, themed restaurants, live stage plays and film clip licensing. Revenues are typically derived from royalties based on the licensee’s revenues, with an advance against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.

Famous Music derives revenue from licensing the musical works it owns or controls either through direct licenses or licenses issued by major representatives and sublicensees. The musical works can then be used for mechanical reproduction and digital copies such as CDs, online downloads, synchronization in motion pictures and television programs, karaoke devices and videogames, printed works, and public performances.

FEATURE FILM PRODUCTION AND DISTRIBUTION

•      Paramount Pictures Corporation.  Paramount is a leading producer and distributor of feature films with a library consisting of approximately 1,100 motion picture titles produced by Paramount and acquired rights to approximately 2,400 additional motion pictures and programs. Its library includes several Oscar winners such as Titanic, Braveheart and Forrest Gump, as well as some of the most successful franchises in film history, including Indiana Jones, The Godfather, Mission: Impossible and Star Trek.

•      DreamWorks L.L.C.  Our 2006 acquisition of DreamWorks brought us all of DreamWorks’ motion pictures in production as well as DreamWorks’ television operations. In connection with the acquisition, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation, a separate public company, for certain exclusive distribution rights and home video fulfillment services to DreamWorks Animation’s animated films. In connection with the sale of the DreamWorks live-action film library in May 2006, Paramount and its international affiliates retained the exclusive distribution rights to previously released DreamWorks films for a five-year period, which is renewable under certain circumstances.

•      In 2006, our release slate included 17 films, notably Dreamgirls, Babel, Mission: Impossible III, World Trade Center, Flags of Our Fathers, jackass: number two, An Inconvenient Truth, Nacho Libre, Barnyard and Charlotte’s Web. We also distributed two films from DreamWorks Animation. Our 2006 releases received 19 Academy Award nominations and won five Academy Awards. Our 2007 slate includes Freedom Writers, Norbit, Zodiac, Transformers and Beowulf, among others.

•      Paramount’s home entertainment division distributes theatrical releases from the Paramount Motion Picture Group as well as non-theatrical releases, including Nickelodeon shows, in more than 45 countries worldwide. Drawing on the Paramount library, Paramount Home Entertainment releases current and classic motion pictures and television programs on DVD and digital distribution platforms, with many new titles coming out each month. Key library releases in 2006 included Apocalypse Now Redux, the Martin and Lewis Collection and Reds-Special Collector’s Edition, and the television series The Dave Chappelle Show, Laguna Beach and Dora the Explorer.

Domestic and International Distribution

In domestic markets, Paramount performs its own marketing and distribution services. Paramount’s feature films initially theatrically released in the United States on or after January 1, 1998 have been exhibited in U.S. premium subscription television exclusively on the program services of Showtime Networks, which is owned by CBS Corporation, for certain windows. This agreement applies to films theatrically released through December 2007. DreamWorks has a separate, similar arrangement with Home Box Office covering a specified number of DreamWorks feature films, which is currently expected to include films released through 2013. Paramount and DreamWorks films are also distributed domestically in other window distribution periods, such as DVD, video-on-demand, basic cable and broadcast television. During 2006, the distribution operations of DreamWorks were largely integrated with Paramount’s distribution operations.

Through 2006, Paramount, through its international affiliates, generally distributed its motion pictures for theatrical release outside the United States and Canada through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. own jointly. In January 2007, Paramount and Universal began theatrical self-distribution in 15 key countries that were separated from UIP’s distribution business, with each party taking over the UIP operating entity in designated countries. Paramount and Universal each have the option to continue a transitional distribution arrangement with the other party in the respective countries for up to two years. The UIP joint venture will continue to operate in certain other territories outside North America through December 2011. Paramount and DreamWorks also license their motion pictures for premium subscription television outside the United States through other pay services, for worldwide broadcast and cable television release, and for residential and hotel/motel pay-per-view, airlines, schools and universities.

MUSIC PUBLISHING

Famous Music

•      Famous Music is one of the Top 10 music publishers in the United States, supplying music to a diversified range of global media. Its catalog spans seven decades and includes contemporary artists such as Shakira and Eminem and music from Oscar-winning motion pictures such as The Godfather, Forrest Gump and Titanic and classic television shows such as The Brady Bunch, Cheers, Mission: Impossible and Star Trek. Famous Music licenses its copyrighted works for use in motion pictures and other television and online entertainment content, CDs, videogames, printed works and public performances. It generally distributes its works internationally through an arrangement with BMG. In 2005 Famous Music entered the music production library business by purchasing the highly successful London-based Extreme Music production unit.

•      In February 2007, we announced that we were exploring our strategic alternatives with respect to our Famous Music businesses. No decision has been made to pursue any alternative at this time.

Filmed Entertainment Competition

Paramount and DreamWorks compete for audiences with the other major studios such as Disney, Fox, Sony Pictures, Universal and Warner Bros. and independent film producers in the production and distribution of motion pictures and other entertainment content. Our competitive position primarily depends on the quality of the films produced, their distribution and marketing success, and public response. We also compete to obtain creative talent, including actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Paramount and DreamWorks also compete with these studios and other producers of entertainment content for distribution of their products through the various distribution outlets, such as DVD, video-on-demand and pay cable, and on digital platforms.

Famous Music competes principally with the music publishing companies owned by other major entertainment companies, such as EMI Music Publishing, The Universal Music Group, Sony ATV Music Publishing, BMG Music Publishing and Warner Chappell Music, each of which is larger than Famous Music. Famous Music’s competitive position primarily depends on its ability to license the works it owns or controls and to acquire new works. Its subsidiaries, Extreme Music and Director’s Cuts, compete with other major production music libraries such as Killer Tracks, KPM Music and Associated Production Music.

REGULATION

Our businesses are subject to and affected by regulations of U.S. federal, state and local governmental authorities, and our international operations are subject to laws and regulations of local countries and pan-national bodies such as the European Union. The rules, regulations, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the relevant statutes, rules and regulations. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting our businesses.

Intellectual Property

We are fundamentally a content company and the protection of our brands and entertainment content, and the laws affecting our intellectual property, are of significant importance to us. See the section entitled “Intellectual Property” below for more information on our brands.

Copyright Law and Content

In the United States, under current law, the copyright term for authored works is the life of the author plus 70 years. For works-made-for-hire, the copyright term is the shorter of 95 years from first publication or 120 years from creation. Some advocacy groups have urged the courts or Congress to reduce the protections afforded rights holders under the copyright laws, including the Digital Millennium Copyright Act. We are strongly opposed to the position, which we believe gives insufficient weight to the importance of incentives to promote creativity and the need to protect rights holders from increased risks of piracy in the digital environment.

Piracy

Unauthorized distribution of copyrighted material over the Internet such as through video sharing and other file-sharing services that either ignore or interfere with the security features of digital content is a threat to copyright owners’ ability to protect and exploit their property. In addition, piracy of motion pictures through unauthorized distribution on DVDs and other media continues to present an issue for our industry. We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring notable online destinations that distribute our content, and participating in various industry-wide litigations, education and public relations programs and legislative activity on a worldwide basis. While many legal protections exist in this area, the law continues to evolve and we are increasingly expending resources to appropriately protect our content.

Media Networks

Online Music Royalties

MTV Networks and BET Networks currently obtain content for their online properties from record labels, music publishers and artists. MTV Networks and BET Networks also obtain certain rights to some of their website content, such as performance rights of song composers and non-interactive rights to digital transmission of recordings, pursuant to statutory compulsory licenses established by the Digital Millennium Copyright Act, as amended. The royalties payable for such licenses are established periodically by Copyright Arbitration Royalty Panels.

À la Carte Programming

Some policymakers maintain that cable television operators should be required by law to offer programming to subscribers on a network-by-network, or “à la carte,” basis or provide specific program tiers such as those providing only family appropriate programming. In 2004, the FCC’s Media Bureau released a report which concluded that à la carte regulation would tend to decrease programming diversity and would not be in consumers’ best interests. In 2006, the Media Bureau issued a second report, this time finding that à la carte regulation might benefit some consumers. Legislation was introduced last year that would effectively require cable television operators to offer all programming on an à la carte basis. That legislation was defeated in the Senate Commerce Committee by a vote of 20-2, and it is unclear whether it will be pursued. Most major cable television operators and other distributors offer targeted tiers to their customers that may or may not include some or all of our networks. The unbundling or tiering of program services could reduce distribution of certain of our cable program services, thereby leading to reduced viewership and increased marketing expenses, and could affect our ability to compete for or attract the same level of advertising dollars. This could ultimately negatively affect our revenues from advertising and affiliate fees.

Children’s Programming

Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. On January 2, 2007, new FCC rules regarding children’s advertising became effective. These rules revise the definition of time-limited “commercial matter” in children’s programming so that promotional announcements for age-appropriate programming on the same channel, or other educational/informational programming on any channel, do not count as commercial time; retain limits on the display of website addresses during children’s program material and relax certain restrictions on host selling via websites; extend children’s programming obligations to digital television multicast stations; and restore the case-by-case approach for determining whether a preempted children’s program can continue to count as a “core” children’s program.

In November 2006 the UK Office of Communications (OFCOM) issued restrictions on the television advertising of food and drink products to children. The restrictions include scheduling restrictions on ads for foods and drinks high in fat, salt and sugar in and around children’s programming; an expansion of the definition of “children” to include persons 16 and under, which affects our non-children oriented channels; application to all channels licensed in the UK regardless of the location of their target audience; and bans on celebrity and licensed character ads for certain products targeted at primary school children. Implementation of the measures will commence at the end of March 2007 under a phased-in approach through the end of 2008 for dedicated children’s channels whose ability to replace lost revenues from food and drink advertisers is harder to achieve. OFCOM plans to review the effectiveness and scope of the new restrictions in the fall of 2008.

Indecency

Some policymakers support the extension of indecency rules applicable to over-the-air television broadcasters to cover cable and satellite programming. If such an extension occurred and was not found to be unconstitutional, our content could be subject to additional regulation. In July 2006, President Bush signed into law the Pence Amendment to the Adam Walsh Child Protection and Safety Act of 2006. Under the new law, record keeping and on-screen notice requirements that previously applied only to depictions of actual sexual conduct were extended to also cover certain displays and simulated depictions which could be present in mainstream entertainment. A safe harbor provision will provide an exemption for producers who maintain identifying information for other purposes such as immigration law requirements.

Program Access

Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. The FCC’s “program access” rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable television operators. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator in whole or in part under the FCC’s program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. Our wholly owned program services are not currently subject to the program access rules. Our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected if we were to become subject to the program access rules.

Under the terms of our Separation Agreement with CBS Corporation, we and CBS Corporation generally agreed that prior to the earliest of (1) the fourth anniversary of the separation (December 31, 2009), (2) the date on which none of Mr. Redstone, National Amusements, Inc. (“NAI”), NAIRI, Inc. or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the separation, neither of us will own or acquire an interest in a cable television operator if such ownership would subject the other company to U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors that the other company is not then subject to.

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion picture, television and online product, brands, characters, publications and other original and acquired works, ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of ours: Viacom®, MTV Networks®, MTV: Music Television®, VH1®, CMT®: Country Music Television™, URGE™, Logo™, Nickelodeon®, Nick at Nite®, Nick Jr.®, Noggin®, NeoPets®, COMEDY CENTRAL®, Spike TV®, TV Land®, iFILM®, Xfire®, MTVN International™, TMF™, VIVA™, BET Networks™, BET®, BET.com®, BET Mobile®, Paramount Pictures®, Famous Music®, and other domestic and international program services and digital properties. We also license the DreamWorks® trademarks and logo from DreamWorks Animation. As a result, domestic and foreign laws and enforcement efforts protecting intellectual property rights are important to us, and we actively enforce our intellectual property rights against infringements.

EMPLOYEES AND LABOR MATTERS

At December 31, 2006, we employed approximately 10,600 full-time and part-time salaried employees worldwide. We also had approximately 2,200 freelance employees on our payroll as of December 31, 2006, and use many other freelance and temporary employees in the ordinary course of our business.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 18 to our consolidated financial statements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements, and other information with the Securities and Exchange Commission. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act will be available free of charge on our website at www.viacom.com (under “investor relations”) as soon as reasonably practicable after such reports are filed with the SEC. These documents are also available on the SEC’s website at www.sec.gov.

On June 22, 2006, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. We have also filed with this annual report the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in the “Risk Factors” section below and described in our news releases and other filings made under the securities laws. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Risks Related to our Business

Our Success is Dependent upon Audience Acceptance of our Programming, Motion Pictures and Other Entertainment Content which is Difficult to Predict

The production and distribution of cable television programs, motion pictures and other entertainment content are inherently risky businesses because the revenues we derive and our ability to distribute and license rights to our content depend primarily upon its acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what content will be successful at a certain point in time. In addition, the commercial success of our programming, motion pictures and other content also depends upon the quality and acceptance of competing programs, motion pictures and other content available or released into the marketplace at or near the same time. Some of our most profitable networks have recently experienced a ratings decline. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content.

Audience sizes for our media networks are factors that are weighed when deciding on the advertising rates and the negotiation of affiliate fees that we receive. Poor ratings reduce volume and may reduce pricing of advertising inventory and consequently, revenues. Furthermore, the theatrical success of a feature film may impact not only the theatrical revenues we receive but also those from other distribution channels, such as DVD sales, pay television and sales of licensed consumer products. A poor theatrical performance may also impact our negotiating strength with distributors and retailers, resulting in less desirable product promotion. Consequently, reduced public acceptance of our entertainment content has the ability to affect all of our revenue streams and would have an adverse effect on our results of operations.

The Loss of Affiliation Agreements Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon the maintenance of affiliation agreements with cable television operators, DTH satellite operators and other distributors for the distribution of our media networks. We currently have agreements in place with the major distributors, which expire over the next several years beginning at the end of 2008, and are negotiating with other distributors or for specific channel carriage on a rolling basis. There can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to us. The loss of a significant number of these arrangements or the loss of carriage on the most widely available programming tiers could reduce the distribution of our program services and decrease the potential audience for our programs, which could adversely affect advertising and affiliate fee revenues. In addition, further consolidation among cable and DTH satellite operators and increased vertical integration of such distributors into the cable or broadcast television businesses could adversely affect our ability to negotiate the launch of new networks or to maintain or expand distribution for existing networks. In a more concentrated market, there can be no assurance that we would be able to obtain or maintain carriage of our programming services by distributors on commercially reasonable terms, or at all.

We Must Respond to and Capitalize on Rapid Changes in Consumer Behavior resulting from New Technologies and Distribution Platforms in Order to Remain Competitive and Exploit New Opportunities

Technology in the online and mobile arenas is changing rapidly. We must adapt to advances in technologies, distribution outlets and content transfer and storage (legally or illegally) to ensure that our content remains desirable and widely available to our audiences while protecting our intellectual property interests. The ability to anticipate and take advantage of new and future sources of revenue from these technological developments will affect our ability to continue to increase our revenue and expand our business. We may not have the right, and may not be able to secure the right, to distribute some of our licensed content across these, or any other, new platforms and must adapt accordingly.

Similarly, we also must adapt to changing consumer behavior driven by technological advances such as video-on-demand and a desire for more short form and user-generated and interactive content. These technological advances may impact our traditional distribution methods, such as reducing the demand for DVD product and the desire to see motion pictures in theaters. In addition, devices that allow consumers to view our entertainment content from remote locations or on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements may cause changes in audience behavior that could affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our content is responsive to the lifestyles of our target audiences and capitalize on technological advances, there could be a negative effect on our business.

Piracy of Our Entertainment Content, Including Digital Piracy, May Decrease Revenue Received from Our Programming and Motion Pictures and Adversely Affect Our Business and Profitability

The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company and piracy of our brands, motion pictures and DVDs, cable television and other programming, digital content and other intellectual property has the potential to significantly affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the United States. It is also made easier by technological advances allowing the conversion of motion pictures, programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet such as through video sharing and other file-sharing services that either ignore or interfere with the security features of digital content is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our entertainment content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content.

Our Revenues and Operating Results Are Subject to Cyclical and Seasonal Variations

Our revenues and operating results fluctuate due to the timing and availability of our theatrical and home entertainment releases, cable television programming and the beginning of the license periods for our entertainment content. Our operating results also fluctuate due to the timing of the recognition of production and print and advertising costs, which are typically largely incurred prior to the release of motion picture and home entertainment programming, and the recognition of related revenues in later periods. In addition, the success of our individual titles may vary, causing our operating results to fluctuate.

Our business has experienced and is expected to continue to experience some seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits and attendance. Typically, our revenue from advertising increases in the fourth quarter and revenue from feature films increases in the summer, around holidays and in the fourth quarter. The effect of such seasonality makes it difficult to estimate future operating results based on the results of any specific quarter.

Increased Programming and Content Costs May Adversely Affect Our Profits

We produce a significant amount of original programming and incur costs for all types of creative talent including actors, writers and producers, and for new show concepts. We also acquire programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming may lead to decreased profitability.

An increase in licensing costs could also affect our profits. For example, we license music videos for exhibition on our cable channels and other programming services from record companies in exchange for cash and advertising time or for promotional consideration only. We have entered into global music video licensing agreements with the major record companies and into global or regional license agreements with certain independent record companies. We also license various other music rights from record companies, music publishers, performing rights societies and others. There can be no assurance that we will be able to obtain license renewals or additional license agreements and, if so, on favorable terms. There can also be no assurance that we will be able to secure the rights to distribute the content of our licenses over new platforms on acceptable terms. If we fail to obtain such extensions, renewals or agreements on acceptable terms and consequently cannot obtain licensing rights for content needed in our operations, our revenue or costs may be adversely affected.

The Loss of Key Talent Could Disrupt Our Business and Adversely Affect Our Revenues

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with several entertainment personalities with loyal audiences and also produce motion pictures with highly regarded directors, actors and other talent. These individuals are important to achieving audience endorsement of our programs, motion pictures and other content. There can be no assurance that these individuals will remain with us or will retain their current audiences. If we fail to retain these individuals or if our entertainment personalities lose their current audience base, our revenues could be adversely affected.

The Failure or Destruction of Satellites and Facilities that We Depend Upon to Distribute Our Programming Could Adversely Affect Our Business and Results of Operations

We use satellite systems to transmit our media networks to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding back-up and redundant systems, transmissions may be disrupted as a result of local disasters that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on our business and results of operations.

Our Obligations Related to Guarantees and Litigation Could Adversely Impact Our Financial Condition

We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, including, among other things, potential liabilities to landlords if Blockbuster Inc. should default on certain store leases entered into prior to its initial public offering in 1999 or if Famous Players Inc. should default on certain theater leases. We also are involved in pending and threatened litigation from time to time. We cannot assure you that our reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these or new liabilities may affect us. Therefore, there can be no assurance that these liabilities will not have an adverse effect on our financial condition.

Risks Related to our Industry

A Decline in Advertising Expenditures Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

We derive substantial revenues from the sale of advertising on our media networks. A decline in advertising expenditures generally or in specific markets could significantly adversely affect our revenues and operating results in any given period. Declines can be caused by the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of economic uncertainty. In addition, advertising revenues may be affected by increasing competition for the leisure time of audiences, including a shift in spending towards online outlets and away from more traditional media. Our advertising revenues may also be adversely affected by changes in audience ratings, which advertisers rely upon in making decisions to purchase advertising. Advertising expenditures by companies in certain sectors of the economy, including the children’s toys and entertainment sectors, represent a sizeable portion of our advertising revenues. Any political, economic, social or technological change may result in a reduction of these sectors’ advertising expenditures. For example, Federal legislators and regulators could impose additional limitations on advertising to children in an effort to combat childhood obesity and unhealthy eating or for other reasons. Any reduction in advertising expenditures could have an adverse effect on our revenues and results of operations.

Our Businesses Operate in Highly Competitive Industries

Participants in the cable networks, digital and motion picture industries depend primarily upon the sale of advertising, receipt of affiliate fees and revenues generated by the distribution of motion pictures on various media. Competition for viewers, advertising and distribution is intense and comes from broadcast television, specialty cable networks, online and mobile properties, movie studios and independent film producers and distributors, local, regional and national newspapers, video gaming sites and other media that compete for advertising dollars. In particular, online websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our ability to compete successfully depends on a number of factors, including our ability to provide high quality and popular entertainment content, adapt to new technologies and distribution platforms and achieve widespread distribution. In addition, cable television operators and DTH satellite operators have developed new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Requirements that Cable Television Operators Offer Programming on an à la Carte or Tiered Basis May Decrease the Distribution of Program Services and Affect Our Results of Operations

Certain policymakers maintain that cable television operators should be required to offer programming to subscribers on a network-by-network, or à la carte, basis or to provide programming tiers designed specifically for certain audiences, such as family tiers. In response, certain cable television operators and other distributors have recently introduced tiers to their customers that may or may not include some or all of our networks. Legislation was introduced last year that would effectively require cable television operators to offer all programming on an à la carte basis. This legislation was defeated in Senate committee and it is unclear whether it will be pursued. The unbundling or tiering of program services could reduce distribution of certain of our cable program services, thereby leading to reduced viewership and increased marketing expenses, and could affect our ability to compete for or attract the same level of advertising dollars. A decline in subscribers could lead to a reduction in our advertising sales and the amount of affiliate fees paid by distributors.

Changes in U.S. or Foreign Communications Laws or Other Regulations May Have an Adverse Effect on Our Business

The multichannel video programming and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, federal legislation and FCC rules limit the amount and content of commercial material that may be shown on video programming channels during programming designed for children 12 years of age and younger. On January 2, 2007, new FCC rules containing additional restrictions on children’s advertising became effective.

In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties. For example, some policymakers support the extension of indecency rules applicable to over-the-air broadcasters to cover cable and satellite programming. Other domestic and international regulators support imposing additional limitations on advertising to children, including the recent OFCOM ruling in the United Kingdom. Copyright and piracy issues may also become the subject of regulatory action in addition to the judicial action we are currently seeing. Our business could be affected, potentially materially, by any such new laws, regulations and policies. Similarly, changes in regulations imposed by governments in other jurisdictions in which we, or entities in which we have an interest, operate could adversely affect our business, results of operations and ability to expand these operations beyond their current scope.

We Could Be Adversely Affected by Strikes and Other Union Activity

We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If we or our suppliers are unable to renew expiring collective bargaining agreements, certain of which are expiring in the next year or two, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing delays in the production, the release date or by reducing the profit margins of our programming or feature films.

Political and Economic Risks Associated with Our Businesses Could Harm Our Financial Condition

Our businesses operate and have customers worldwide. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, currency exchange controls, tariffs and other trade barriers and longer payment cycles. We may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where we do business. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising and other revenue, which could adversely affect our business, financial condition or results of operations.

Risks Related to our Separation from CBS Corporation

Our Historical Financial Information May Not Be Indicative of Our Results as a Separate Company

The historical financial information presented in this Form 10-K relating to 2005 and 2004 prior to our separation from CBS Corporation is presented on a carve-out basis and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been operating as a stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future. As a result, historical financial information should not be relied upon as being indicative of our future results of operations, financial condition and cash flows.

Our Business and Other Businesses Which Are Controlled By Sumner Redstone, Including CBS Corporation, Are and Will Continue to Be Attributable to Each Other for Certain Regulatory Purposes

So long as we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, such as NAI, NAIRI and Midway Games, Inc., which is also controlled by Mr. Redstone, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us.

The Separation Agreement Between CBS Corporation and Us Prohibits Us from Engaging in Certain Types of Businesses

Under the terms of the Separation Agreement, we generally agreed that we will not own or acquire certain interests in specified types of media companies if such ownership would cause CBS Corporation to be in violation of U.S. federal laws limiting the ownership of broadcast licenses or if it would limit CBS Corporation’s ability under these laws to acquire television or radio stations or television networks. Additionally, we may not make acquisitions, enter into agreements or accept or agree to any condition that purports to bind CBS Corporation or subjects CBS Corporation to restrictions it is not otherwise subject to by legal order without CBS Corporation’s consent. We and CBS Corporation have agreed that prior to the earliest of (1) the fourth anniversary of the separation (December 31, 2009), (2) the date on which none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the separation, neither of us will own or acquire an interest in a cable television operator if such ownership would subject the other company to U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors that the other company is not then subject to. These restrictions could limit the strategic business alternatives available to us.

We Rely on CBS Corporation’s Performance under Various Agreements

In connection with the separation, we entered into various agreements, including the Separation Agreement, Tax Matters Agreement, and certain related party arrangements pursuant to which we provide services and products to CBS Corporation after the separation. The Separation Agreement sets forth the distribution of assets, liabilities, rights and obligations between us and CBS Corporation pursuant to the separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations have been assumed by, each of us and CBS Corporation. Each company will rely on the other company to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by us or CBS Corporation under these agreements are legal or contractual liabilities of the other company. If CBS Corporation were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

Risks Related to our Control Structure

NAI, Through Its Voting Control of Viacom, is in a Position to Control Actions that Require Stockholder Approval and May Have Interests that are Different than Yours

NAI, through its beneficial ownership of our Class A common stock, has voting control of Viacom. Sumner M. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder, and Shari Redstone, the President and a director of NAI, serves as the non-executive Vice Chair of our Board of Directors. In addition, George Abrams and Philippe Dauman, our President and Chief Executive Officer, are directors of both NAI and Viacom. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. The interests of NAI may not be the same as yours and you will be unable to affect the outcome of our corporate actions for so long as NAI retains voting control.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of Viacom and CBS Corporation own both our common stock and CBS Corporation common stock, and both Viacom and CBS Corporation are controlled by NAI. Mr. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman of our Board of Directors and Founder and Executive Chairman of the Board of Directors and Founder of CBS Corporation. Ms. Redstone, the President and a director of NAI, serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS Corporation. Messrs. Abrams and Dauman, our President and Chief Executive Officer, are directors of both NAI and Viacom. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Viacom’s and CBS Corporation’s management, directors and controlling stockholder face decisions that could have different implications for Viacom and CBS Corporation. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Viacom and CBS Corporation regarding the terms of the agreements governing the separation and the relationship between Viacom and CBS Corporation thereafter. Potential conflicts of interest, or the appearance thereof, could also arise if we and CBS Corporation enter into any commercial arrangements with each other in the future. Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of time between us and CBS Corporation.

Our certificate of incorporation and the CBS Corporation certificate of incorporation both contain provisions related to corporate opportunities that may be of interest to us and to CBS Corporation. Our certificate of incorporation provides that in the event that a director, officer or controlling stockholder of ours who is also a director, officer or controlling stockholder of CBS Corporation acquires knowledge of a potential corporate opportunity for both Viacom and CBS Corporation, such director, officer or controlling stockholder may present such opportunity to us or CBS Corporation or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to us and our stockholders. In addition, our certificate of incorporation provides that we renounce any interest in any such opportunity presented to CBS Corporation and, similarly, that CBS Corporation renounce any interest in any such opportunity presented to us. These provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our world headquarters is located at 1515 Broadway, New York, New York, where we rent approximately 1.4 million square feet for executive offices and certain of our operating divisions. The lease for the majority of the space runs to 2010, with four renewal options for five years each thereafter. We also occupy the following major facilities for certain of our operating divisions: (a) approximately 310,000 square feet of leased office space at 1633 Broadway, New York, New York, through 2010, and (b) approximately 225,000 square feet of office space at three facilities on 26th Street in Santa Monica, California, under leases which expire between 2011 and 2016.

Paramount owns the Paramount Pictures studio at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres. BET’s headquarters at One BET Plaza in Washington, D.C. contains approximately 228,000 square feet of office and studio space, the majority of which is leased through 2013 and the balance of which is owned.

We also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities throughout the United States and several other countries around the world for our businesses. We consider our properties adequate for our present needs.

Item 3. Legal Proceedings.

Former Viacom, NAI, Blockbuster and Viacom, and certain of our respective present and former officers and directors, are defendants in three putative class action lawsuits relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The lawsuits now pending are a consolidated securities action and an ERISA action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware. The lawsuits seek damages in unspecified amounts and other relief on behalf of various classes of Blockbuster and Former Viacom stockholders and, in the ERISA case, participants in the Blockbuster Investment Plan and the Plan itself. The lead plaintiffs in the consolidated securities action allege that the defendants in that case made untrue statements of material facts and concealed and failed to disclose material facts in the Prospectus-Offer to Exchange and elsewhere during the alleged period. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. The plaintiff in the Delaware case alleges that the Former Viacom Board member defendants breached fiduciary duties to Former Viacom shareholders in connection with the split-off and that the Blockbuster Board member defendants breached fiduciary duties to Blockbuster shareholders by disproportionately favoring Former Viacom in the split-off transaction. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and its employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement, we will indemnify CBS Corporation for any losses arising from these lawsuits. We believe that the plaintiffs’ positions in these litigations are without merit and intend to vigorously defend ourselves.

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. The plaintiffs claimed that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders, and sought disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom’s Board of Directors for alleged breach of fiduciary duty, and other relief. In June 2006, the trial court denied Former Viacom’s motion to dismiss the case on procedural and substantive grounds. Former Viacom and the other defendants appealed this decision and following an oral argument of the appeal, the parties reached an agreement in principle to settle the matter. The settlement remains subject to final documentation and final approval of the Court. The sole cost to us of the settlement will be a portion of plaintiff’s attorney’s fees, which will be set by the Court.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who served as an executive officer of our company as of January 31, 2007.

Name	Age	Position
Sumner M. Redstone	83	Executive Chairman of the Board and Founder
Philippe P. Dauman	53	President and Chief Executive Officer; Director
Thomas E. Dooley	50	Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer; Director
Carl D. Folta	49	Executive Vice President, Corporate Communications
Michael D. Fricklas	47	Executive Vice President, General Counsel and Secretary
JoAnne Adams Griffith	63	Executive Vice President, Human Resources
DeDe Lea	42	Executive Vice President, Government Relations
Jacques Tortoroli	49	Senior Vice President, Controller and Chief Accounting Officer

Information about each person who serves as an executive officer of our company is set forth below.

Sumner M. Redstone	Mr. Redstone is our Founder and has served as the Executive Chairman of our Board of Directors since January 1, 2006. He also serves as Executive Chairman of the Board of CBS Corporation. He was Chief Executive Officer of Former Viacom from 1996 to 2005 and Chairman of the Board of Former Viacom since 1986. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Board of Directors. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

Philippe P. Dauman	Mr. Dauman has been our President and Chief Executive Officer since September 5, 2006 and joined our Board of Directors as of January 1, 2006. Previously, he had served as a director of Former Viacom since 1987. Prior to joining Viacom, he was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman served as Former Viacom’s Deputy Chairman from 1996 until May 2000, and Executive Vice President from 1994 until May 2000. From 1993 to 1998, Mr. Dauman also served as General Counsel and Secretary of Viacom. Mr. Dauman is a director of National Amusements, Inc.

Thomas E. Dooley	Mr. Dooley has been our Senior Executive Vice President and Chief Administrative Officer since September 5, 2006 and joined our Board as of January 1, 2006. He assumed the additional role of our Chief Financial Officer on January 1, 2007. Prior to joining Viacom, he had served as Co-Chairman and Chief Executive Officer of DND Capital Partners, a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Prior to that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman, member of its Executive Committee, and Executive Vice President, Finance, Corporate Development and Communications.

Carl D. Folta	Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he had served as Executive Vice President, Office of the Chairman since January 1, 2006. Previously, he was Executive Vice President, Corporate Relations of Former Viacom since November 2004, serving as Senior Vice President, Corporate Relations from November 1994 to November 2004, and Vice President, Corporate Relations from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 to 1994.

Michael D. Fricklas	Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom since May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Former Viacom in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

JoAnne Adams Griffith	Ms. Griffith has been our Executive Vice President, Human Resources since January 1, 2006. Previously, she was Executive Vice President of Human Resources for Former Viacom since September 2005. She has also served as Executive Vice President, Human Resources for MTV Networks since 1998 and was Vice President, Human Resources of Former Viacom from 1996 to September 2005. Before that, Ms. Griffith served as Vice President, Human Resources for Paramount Pictures from 1986 to 1996.

DeDe Lea	Ms. Lea has been our Executive Vice President, Government Relations since January 1, 2006. Previously, she was Executive Vice President, Government Relations of Former Viacom since September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Jacques Tortoroli	Mr. Tortoroli has been our Senior Vice President, Controller and Chief Accounting Officer since January 1, 2006. He previously served as Executive Vice President and Chief Financial Officer of Infinity Broadcasting from 2002 to 2005. From 2002 to 2004, Mr. Tortoroli was also Chief Financial Officer of Westwood One, a public company in which Infinity had an investment. Prior to that, Mr. Tortoroli was Chief Financial Officer of Scient, Inc. from 2001 to 2002 and held several financial roles at Young & Rubicam, Inc. from 1998 to 2001, including Chief Financial Officer, Senior Vice President of Finance and Controller, and Chief Financial Officer of Y&R Advertising. Previously, Mr. Tortoroli spent 12 years with PepsiCo, Inc., including financial roles in PepsiCo, Inc. and Pepsi-Cola International.

PART II

Item 5. Market for Viacom Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our voting Class A common stock and non-voting Class B common stock are listed and traded on the New York Stock Exchange under the symbols “VIA” and “VIA.B”, respectively. Our common stock began trading on the NYSE on January 3, 2006 at an opening price of $40.00 for our Class A common stock and $41.12 for our Class B common stock.

The table below shows, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported in the Bloomberg Financial markets services.

	Sales Price
Class A common stock – 2006	Low	High
1st Quarter	$37.68	$43.87
2nd Quarter	$35.34	$40.39
3rd Quarter	$32.42	$37.75
4th Quarter	$36.91	$41.06

Class B common stock – 2006
1st Quarter	$37.67	$43.90
2nd Quarter	$35.33	$40.42
3rd Quarter	$32.42	$37.77
4th Quarter	$36.93	$41.13

We do not currently anticipate paying dividends on our Class A common stock or Class B common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant.

As of January 31, 2007, there were approximately 1,700 record holders of our Class A common stock and 29,000 record holders of our Class B common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock and our Class B common stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index and a peer group of companies identified below.

The performance graph assumes $100 invested on January 1, 2006 in each of our Class A common stock, Class B common stock, the S&P 500 Index and the stock of the peer group companies identified below, including reinvestment of dividends, for each calendar quarter through the calendar year ended December 31, 2006.

Total Cumulative Stockholder Return

For Four-Quarter Period Ended December 31, 2006

The peer group consists of the following companies: Time Warner Inc., The Walt Disney Company, News Corporation, The E.W. Scripps Company, Discovery Holding Company and CBS Corporation.

	1/1/2006	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Class A Common	100.00	96.90	89.88	93.25	102.53
Class B Common	100.00	94.29	87.10	90.35	99.71
S&P 500	100.00	103.73	101.76	107.01	113.62
Peer Group	100.00	99.26	103.58	109.08	119.55

Share Repurchases

We have a $3.0 billion stock repurchase program under which we commenced repurchases on January 3, 2006. In addition, we have entered into an agreement with NAI and NAIRI (the “NAIRI Agreement”) pursuant to which we have agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchase of shares under the stock repurchase program. The following table provides information about our purchases of equity securities under our stock repurchase program and the NAIRI Agreement during the quarter ended December 31, 2006:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program
	(thousands)	(dollars)	(millions)
As of September 30, 2006	51,949.0	$38.91	$978.4
Month ended October 31, 2006:
Open market	2,400.5	38.44	886.0
NAIRI	312.2	38.53	874.0
Month ended November 30, 2006:
Open market	2,448.3	38.59	779.4
NAIRI	318.4	38.45	767.2
Month ended December 31, 2006:
Open market	2,558.9	38.80	667.8
NAIRI	332.7	38.83	654.9

Total as of December 31, 2006	60,320.0	$38.88	$654.9

Equity Compensation Plan Information

Information required by this item is also contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the three years ended December 31, 2006 and the Consolidated Balance sheet data at December 31, 2006 and 2005 should be read in conjunction with the audited financial statements and related “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and other financial information presented elsewhere herein.

The selected Consolidated Statement of Earnings data for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheet data at December 31, 2004 and 2003 have been derived from audited financial statements not included herein. The Consolidated Balance Sheet data at December 31, 2002 is derived from unaudited financial statements not included herein and has been prepared on a basis consistent with our audited financial statements for that period.

CONSOLIDATED STATEMENT OF EARNINGS DATA

(in millions, except earnings per share amounts)

	Year Ended December 31, (1)
	2006	2005	2004	2003	2002
Revenues	$11,466.5	$9,609.6	$8,132.2	$7,304.4	$6,050.7
Operating income	$2,771.8	$2,366.4	$2,282.8	$2,001.8	$1,737.6
Net earnings from continuing operations	$1,570.3	$1,303.9	$1,392.9	$1,147.4	$993.9
Net earnings from continuing operations per common share:
Basic	$2.20	$1.73	$1.85	$1.53	$1.32
Diluted	$2.19	$1.73	$1.85	$1.53	$1.32
Weighted average number of common shares outstanding:
Basic	715.2	751.6	751.6	751.6	751.6
Diluted	716.2	751.6	751.6	751.6	751.6

CONSOLIDATED BALANCE SHEET DATA

(in millions)

	December 31, (1)
	2006	2005	2004	2003	2002
					Unaudited
Total assets	$21,796.7	$19,115.6	$18,440.8	$22,304.4	$21,993.0
Long-term debt	$7,312.7	$5,405.0	$—	$—	$—
Total stockholders’ equity/invested capital	$7,166.2	$7,787.9	$13,465.2	$15,815.7	$15,248.6

(1)	On July 22, 2005, Former Viacom sold Famous Players Inc., a Canadian-based theater chain, to Cineplex Galaxy L.P. In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. Famous Players and Blockbuster Inc. have been presented as discontinued operations for all periods presented.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes to enhance the understanding of Viacom Inc. and its consolidated subsidiaries, financial condition, results of operations and cash flows. References to “Viacom,” “Company,” “we,” “us” and “our” refer to Viacom Inc. and its consolidated subsidiaries through which its various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2006 presentation.

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

Page
• Overview. The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations. In addition, we provide a brief discussion of our separation from the former Viacom Inc. and of our basis of presentation for our financial results, including comparability of prior period carve-out financial statements.	32

• Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three years ended December 31, 2006. Historical periods ending on or prior to December 31, 2005 are presented on a carve-out basis.	36

• Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment for the three years ended December 31, 2006. Historical periods ending on or prior to December 31, 2005 are presented on a carve-out basis.	41

• Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three years ended December 31, 2006 and of our outstanding debt and similar commitments existing at December 31, 2006.	48

• Market Risk. We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage exposure to such market risks.	54

• Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and could have a significant impact on our financial statements.	55

• Recent Pronouncements. The recent pronouncements section provides a discussion of recently issued accounting pronouncements yet to be adopted, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.	59

• Other Matters. The other matters section provides a discussion of legal matters, related party transactions and provisions of the various separation related agreements still relevant as of December 31, 2006.	60

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OVERVIEW

Summary

We are a leading global entertainment content company with prominent and respected brands. Engaging our audiences through television, motion pictures and digital platforms, we seek to reach our audiences however they consume content. Viacom’s leading brands include the multiplatform properties of MTV Networks, including MTV: Music Television®, VH1®, CMT®: Country Music Television™, Logo™, Nickelodeon®, Nick at Nite®, COMEDY CENTRAL®, Spike TV®, TV Land®, and 135 networks around the world as well as digital assets such as MTV.com, comedycentral.com, VSPOT™, TurboNick™ Neopets®, Xfire® and iFilm®; BET Networks™; Paramount Pictures®; DreamWorks®; and Famous Music®.

On December 31, 2005, we became a stand-alone public company in connection with our separation (the “Separation”) from the former Viacom Inc. (“Former Viacom”). See “The Separation from CBS Corporation” for more information.

We manage our operations through two reportable operating segments: (i) Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and (ii) Filmed Entertainment, which includes Paramount Pictures Corporation (“Paramount”) and Famous Music Publishing Companies (“Famous Music”). Previously we referred to these segments as Cable Networks and Entertainment.

Media Networks

Our leading global media networks brands are focused on connecting with key demographics attractive to advertisers across multiple distribution platforms. Our leading program services reach over 496 million households worldwide and our digital properties include 175 websites and broadband services globally. MTVN is also a major producer of mobile video content for major carriers and mobile virtual network operators in the United States and internationally. MTVN also has made some of its content readily available for download to own through deals with AOL, Amazon, Apple and Microsoft’s Xbox 360.

We continue to invest organically and through select acquisitions in digital media and other assets that are attractive to the demographics we serve. For example in 2006, in addition to expanding its website and broadband services, MTVN increased its ability to serve young adult consumers through such acquisitions as AddictingGames.com, Shockwave.com, Harmonix Music Systems, Xfire, Y2M, AddictingClips.com, Atom Entertainment and Quizilla. In addition, we acquired 100% of BETN’s interactive arm BET.com, which is a leading online destination for African-Americans.

Our Media Networks segment derives revenues principally from advertising, affiliate fees and ancillary sales of home entertainment products and licensing of consumer products. Our content is designed to target key audience demographics and the popularity of our programming creates a powerful reason for advertisers to purchase commercial time on our networks. Audience ratings are a key driver in generating advertising revenues and creates demand on the part of cable television operators, direct-to-home or “DTH” satellite operators and other content distributors to deliver our programming to their customers, which allows us to obtain multi-year affiliation deals that provide us with a reasonably stable source of affiliate fee revenues. We also derive revenues from our consumer products business that licenses characters such as SpongeBob SquarePants, South Park and Dora the Explorer to consumer product companies.

Media Networks segment revenue growth depends on the continued increase of advertising revenues and affiliate fees which we expect will be driven by the popularity of our programming and, in part, by increased availability

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

of our content on new distribution platforms such as internet protocol television, mobile outlets, video on-demand, and cable television systems being built by incumbent telephone companies. Growth also depends on the continued demand for our properties to generate license fees, including for use by licensees in their commercial products sold at retail.

We incur production costs in connection with creating original content for our networks. These costs are comprised of expenses associated with retaining creative talent including actors, writers and producers, as well as marketing and distribution costs that drive awareness and make our content available for distribution to consumers directly. We also incur costs to acquire content such as television series from production companies.

MTVN and BETN increasingly compete for advertising revenue with traditional and non-traditional media outlets in an environment of changing viewer consumption habits. In addition, the unauthorized distribution of our content through various platforms may decrease revenue received from the exhibition of our programming. We also compete with other cable networks for affiliate fees derived from distribution agreements and with other content producers for actors, writers, producers and other creative talent and for new ideas and programs.

Investments in content and programming coupled with the strategic use of capital in targeted acquisitions and ventures, particularly in the digital media space, are important factors as we confront market, competitive and technological challenges affecting our audiences and their connections with our content. As a pure play media content company, we believe media fragmentation provides us with a competitive advantage as compelling content attracts audiences to any distribution platform. We intend to continue investing in our brands, developing new original programming and acquiring third party content in order to keep our program offerings relevant and desirable to our targeted audiences regardless of where, when or how they choose to experience or interact with it.

Filmed Entertainment

The Filmed Entertainment segment includes Paramount, which produces, finances and distributes feature motion pictures, television programming and related home entertainment products under the Paramount, DreamWorks, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. Paramount’s library consists of approximately 3,500 motion pictures. Famous Music, which engages in the music publishing business, is also included in this segment.

On January 31, 2006, we completed the acquisition of DreamWorks L.L.C. (“DreamWorks”) a leading producer of live-action motion pictures and television programming. In connection with the acquisition, we acquired certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. (“DreamWorks Animation”). We also acquired a live-action film library (the “live-action library”) consisting of 59 films released through September 16, 2005. Title to the live-action library is held by DW Funding LLC (“DW Funding”) in which we sold a controlling interest in May 2006. In connection with the sale, we entered into an agreement for the exclusive worldwide distribution rights to the library for a five-year period.

During 2006, Paramount released such critically acclaimed motion pictures as Babel, under the Paramount Vantage label; Dreamgirls under the Paramount and DreamWorks labels and Flags of our Fathers from DreamWorks; Nacho Libre, Barnyard and Charlotte’s Web in association with Nickelodeon Movies; jackass: number two in association with MTV Films and World Trade Center and Mission: Impossible III from Paramount.

In domestic theatrical markets we perform our own marketing and distribution services; whereas in international theatrical markets during 2006 we utilized United International Pictures (“UIP”), a company that we and an

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

affiliate of Universal Studios, Inc. (“Universal”) own jointly. In January 2007, Paramount and Universal began theatrical self-distribution in 15 key countries that were separated from UIP’s distribution business, with each party taking over the UIP operating entity in designated countries. Paramount and Universal each have the option to continue a transitional agreement with the other party in the respective countries for up to two years.

Famous Music’s catalog spans seven decades and ranges from classics to hits from contemporary artists. Famous Music licenses its copyrighted works for use in motion pictures and other television and online entertainment content, CDs, videogames and printed works and public performances. In addition, Extreme Music which was acquired in 2005, serves as Famous Music’s production unit.

Substantially all revenues from our Filmed Entertainment segment are generated from feature film exhibition in theatrical release, home entertainment, and television (pay and basic cable television, broadcast and syndication). Our Filmed Entertainment segment results of operations substantially depend on the public response to our theatrical and home entertainment releases, our ability to obtain creative talent and story properties and the distribution and marketing success of our films. In addition, revenues from motion picture releases tend to be cyclical with increases during the summer months and around holidays.

We incur advertising costs before and throughout the theatrical release of a film and, to a lesser extent, other exhibition windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, including the quarter prior to a film’s release. In addition, for films we distribute on behalf of DreamWorks Animation and home entertainment distribution for DW Funding, we expense print and advertising costs as incurred and recover such costs typically in quarters immediately following the release. Therefore, the results of the Filmed Entertainment segment can be volatile.

Production costs are capitalized as incurred and amortized over the flow of ultimate revenues. We frequently enter into film financing arrangements under which third parties participate in the financing of the production costs of motion pictures in exchange for a partial copyright interest and share of net proceeds. We believe such arrangements may improve our investment returns on a film slate and reduce our economic risk on a particular film or slate.

The Filmed Entertainment segment faces many similar market, technological, competitive and piracy challenges as our Media Networks segment. We intend to grow Filmed Entertainment segment revenues by continuing to capitalize on our Paramount, DreamWorks, and Paramount Vantage labels and on our various media networks’ brands. Developing synergies across our brands permits us to leverage the core MTVN and BETN audiences. We also plan to increase control over international distribution activities.

The Separation from CBS Corporation

On December 31, 2005, we became a stand-alone public company in connection with our Separation from Former Viacom. Prior to the Separation, our business comprised the “Cable Networks” and “Entertainment” segments of Former Viacom. In connection with the Separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

In connection with the Separation, we and CBS Corporation entered into the Separation Agreement as well as certain other agreements to govern the terms of the Separation and certain of the ongoing relationships between CBS Corporation and us after the Separation. These agreements include a Transition Services Agreement and a Tax Matters Agreement. These related party arrangements are more fully described below and in the notes to the consolidated financial statements.

The Separation Agreement further provided that we were responsible for the first $195.0 million in costs directly related to the Separation with amounts incurred in excess of $195.0 million being split equally between us and CBS Corporation. Included as a component in selling, general and administrative expenses in our Consolidated Statement of Earnings is $163.5 million of transaction costs, for the year ended December 31, 2005. Such amounts principally included severance amounts, expenditures on information systems and investment banking and other professional fees.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement, in December 2005 we paid a preliminary special dividend to the Former Viacom of $5.40 billion which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005, compared to estimates used to calculate the preliminary dividend paid in December 2005. In March 2006, we received from CBS Corporation an initial statement that the dividend should be increased. Based on an assessment of the amount and underlying components of the proposed additional dividend payments, we paid $170.2 million to CBS Corporation in May 2006 for undisputed amounts. During 2006, further claims were made by CBS Corporation of which we paid $35.9 million. In January 2007, we finalized a full settlement with CBS Corporation and paid $170.0 million. The settlement amount was accrued in our balance sheet as of December 2006, with a corresponding reduction of our additional paid-in capital.

Basis of Presentation

The consolidated financial statements as of and for the year ended December 31, 2006 reflect our actual financial position, results of operations and cash flows. The consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 are presented on a carve-out basis and reflect the financial position, results of operations and cash flows of the businesses of Former Viacom. The consolidated financial results for 2005 and 2004 may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented. For example, the indebtedness of Former Viacom, other than capital lease obligations, was not assumed by us; therefore debt service cost is not reflected in our Consolidated Statements of Earnings for periods ending December 31, 2005 and prior.

The Consolidated Statements of Earnings for the years ended December 31, 2005 and 2004 include allocations of Former Viacom corporate expenses and Paramount corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, as well as depreciation and amortization on allocated costs, to reflect the utilization of such shared services and assets by us. Total corporate costs allocated to us, excluding separation costs, were $162.0 million and $136.2 million for the years ended December 31, 2005 and 2004, respectively, and were primarily included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Management believes the methodologies used to allocate charges for the services described above are reasonable.

The assets and liabilities of Former Viacom assigned to us pursuant to the terms of the Separation Agreement are accounted for at the historical book values of such assets and liabilities. As noted previously, the indebtedness of

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Former Viacom, other than certain capital lease obligations, was not transferred to us. Prior to the Separation, Former Viacom centrally managed the cash flows generated from our various businesses.

Discontinued Operations

Discontinued operations for 2006 principally include the release of tax reserves related to audit settlements reached in 2006. Famous Players, a Canadian based theater chain, and Blockbuster Inc. (“Blockbuster”) have been reported as discontinued operations for all periods presented. Famous Players was sold on July 22, 2005 and Blockbuster was split-off from Former Viacom in 2004.

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results of operations are presented below for the years ended December 31, 2006, 2005 and 2004. The years ended December 31, 2005 and 2004 are presented on a carve-out basis.

	Year Ended December 31,			Better/(Worse)
(in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Revenues	$11,466.5	$9,609.6	$8,132.2	19%	18%

Expenses:
Operating	6,058.4	4,737.4	3,908.0	(28)	(21)
Selling, general and administrative	2,270.8	2,246.8	1,689.8	(1)	(33)
Depreciation and amortization	365.5	259.0	251.6	(41)	(3)

Total expenses	8,694.7	7,243.2	5,849.4	(20)	(24)

Operating income	2,771.8	2,366.4	2,282.8	17	4

Interest expense, net	(443.4)	(19.1)	(20.9)	NM	9
Other items, net	(13.6)	(29.0)	(17.7)	53	(64)

Earnings from continuing operations	2,314.8	2,318.3	2,244.2	NM	3

Provision for income taxes	(737.8)	(1,020.0)	(808.2)	28	(26)
Equity in earnings (loss) of affiliates	7.3	9.4	(40.0)	(22)	NM
Minority interest, net of tax	(14.0)	(3.8)	(3.1)	NM	(23)

Net earnings from continuing operations	1,570.3	1,303.9	1,392.9	20	(6)

Discontinued operations	21.8	(47.0)	(1,099.2)	NM	NM

Net earnings	$1,592.1	$1,256.9	$293.7	27%	NM %

NM = not meaningful

Revenues

Revenues for the year ended December 31, 2006 increased $1.86 billion, or 19%, to $11.47 billion. Media Networks segment revenues increased 7% to $7.24 billion. Worldwide advertising revenues at the Media Networks segment increased 6% to $4.29 billion and affiliate fees were up 11% to $2.03 billion. Acquisitions completed during the year by our Media Networks segment contributed $125.3 million to revenues principally in international markets. Filmed Entertainment segment revenues increased 46%, or $1.38 billion, for the year ended December 31, 2006 to $4.38 billion. The acquisition of DreamWorks and related distribution activities for DreamWorks Animation and the live-action library contributed $1.36 billion to 2006 revenues, accounting for the significant increase in revenues compared to 2005.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues for the year ended December 31, 2005 increased $1.48 billion, or 18%, to $9.61 billion compared to 2004. Media Networks segment revenues increased 18% to $6.76 billion. Worldwide advertising revenues at the Media Networks segment increased 18% to $4.04 billion and affiliate fees were up 11% to $1.82 billion. Acquisitions completed by the Media Networks segment in 2005 included Neopets and iFilm. Filmed Entertainment segment revenues increased $481.6 million, or 19%, principally related to the release of War of the Worlds, The Longest Yard and Coach Carter. Famous Music’s acquisition of Extreme Music in 2005 contributed $14.0 million to the Filmed Entertainment segment’s revenues.

The following tables present our revenues by component in both total dollar values and as a percentage of total revenues:

	Year Ended December 31,			Better/(Worse)
Revenues by Component (in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Advertising	$4,217.2	$3,963.4	$3,349.6	6%	18%
Feature film	4,052.1	2,873.4	2,394.5	41	20
Affiliate fees	2,033.5	1,824.8	1,640.3	11	11
Ancillary	1,163.7	948.0	747.8	23	27

Total revenues	$11,466.5	$9,609.6	$8,132.2	19%	18%

Percentage of Revenues by Component	Year Ended December 31,
	2006	2005	2004
Advertising	37%	41%	41%
Feature film	35	30	30
Affiliate fees	18	19	20
Ancillary	10	10	9

	100%	100%	100%

We generated 24% of our total consolidated revenues from international markets in 2006 as compared to 22% and 21% in 2005 and 2004, respectively. During 2006, international acquisitions by the Media Networks segment contributed $77.4 million of revenue, principally in Europe. DreamWorks theatrical releases and distribution activities for DreamWorks Animation and the live-action library contributed $578.8 million in international revenues in 2006. Our principal international businesses are in Europe, of which the United Kingdom and Germany account for approximately 54%, 64%, and 47% of total European revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenues by Geographic Area (in millions)	Year Ended December 31,			Percent of Total
	2006	2005	2004	2006	2005	2004
United States	$8,700.0	$7,458.8	$6,418.0	76%	78%	79%
Europe	1,736.8	1,279.9	1,168.0	15	13	14
All other	1,029.7	870.9	546.2	9	9	7

Total revenues	$11,466.5	$9,609.6	$8,132.2	100%	100%	100%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income

The following table provides the components of operating expenses for the year ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,			Better/(Worse)
Operating expense by Component (in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004
Operating expenses:
Production and programming	$3,896.8	$3,168.9	$2,426.0	(23)%	(31)%
Distribution	1,720.2	1,179.0	1,172.2	(46)	(1)
Merchandising & other	441.4	389.5	309.8	(13)	(26)

Total operating expenses	$6,058.4	$4,737.4	$3,908.0	(28)%	(21)%

Production and programming expenditures increased 23%, or $727.9 million, for the year ended December 31, 2006, to $3.90 billion principally driven by increased film amortization in our Filmed Entertainment segment and an increase in total program amortization in our Media Networks segment. The increase in film amortization is due to the amount, timing and mix of film releases, which was driven in part by the acquisition of DreamWorks partially offset by the 2005 charge of $31.6 million for abandonment of certain projects in development.

Production and programming expenses of $3.17 billion in 2005 increased $742.9 million, or 31%, from $2.43 billion in 2004. Media Networks expenses grew 19% in line with revenue growth. Filmed Entertainment expense grew 49%, or $421.9 million, driven primarily by War of the Worlds and The Longest Yard. Also contributing to the growth in Filmed Entertainment expenses were abandonments of certain projects in development totaling $31.6 million and higher overall development expenditures.

Distribution expenses increased $541.2 million, or 46%, for the year ended December 31, 2006, to $1.72 billion, reflecting higher print and advertising expenditures in our Filmed Entertainment segment as a result of the number and timing of our theatrical releases and the commencement of distribution activities for DreamWorks Animation and live-action library productions. For films we distribute on behalf of DreamWorks Animation and DW Funding, we expense print and advertising costs as incurred and recover such costs typically in quarters immediately following the theatrical release.

Distribution expenses of $1.18 billion in 2005 increased $6.8 million, or 1%, from $1.17 billion in 2004.

Merchandising and other expenses increased $51.9 million, or 13%, principally driven by increased participations related to consumer product revenues.

For the year ended December 31, 2005, merchandising and other expenditures were $389.5 million, an increase of $79.7 million, or 26%, due to higher costs associated with home entertainment sales and licensing activities, primarily in our Media Networks segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were up 1%, or $24.0 million, for the year ended December 31, 2006 compared with the year ended December 31, 2005. This modest increase was due to incremental equity based compensation expense of $52.0 million, as a result of the adoption of a new accounting standard on equity compensation on a modified prospective basis and charges associated with executive management changes of $73.3 million, including $11.5 million of stock based compensation, related to the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

resignation of the former President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer, partially offset by an amendment to the employment agreement with our Executive Chairman and Founder. Additionally, SG&A expenses increased in 2006 compared to 2005 primarily due to the consolidation of entities previously accounted for as equity investments. These increases were partially offset by nonrecurring 2005 separation related charges of $163.5 million and severance expenses of $70.5 million, incurred principally during the fourth quarter of 2005.

For the year ended December 31, 2005, selling, general and administrative expenses of $2.25 billion reflect an increase of $557.0 million, or 33%. The increase was a result of separation related expenses of $163.5 million and severance charges of $70.5 million and an increase of $265.8 million, or 20% in Media Networks segment selling, general and administrative costs generally in line with 18% revenue growth.

Depreciation and Amortization

Depreciation and amortization expense increased $106.5 million, or 41%, for the year ended December 31, 2006 principally as the result of increased intangible asset amortization expense resulting from 2006 acquisitions in both segments including DreamWorks intangible asset amortization of $43.5 million, current year digital media acquisitions of $16.3 million and higher full year amortization related to 2005 acquisitions.

For 2005, depreciation and amortization increased $7.4 million, or 3%, from $251.6 million in 2004 principally driven by higher intangible asset amortization resulting from acquisitions.

Each component of expense is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Operating income increased 17%, or $405.4 million for the year ended December 31, 2006 to $2.77 billion compared with 2005. The Media Networks segment operating income increased 11% or $294.2 million, principally as a result of increased revenues and lower variable compensation and severance expenses. Filmed Entertainment segment operating income increased $67.0 million principally due to increased profitability of the current year film slate compared to the 2005 slate, additional third party distribution arrangements, lower development costs as well as $31.6 million in charges related to the abandonment of certain projects in development taken in 2005. Corporate expenses declined $38.6 million as increases related to executive management changes, as previously discussed, and general overhead increases were more then offset by the reduction in separation costs.

For the year ended December 31, 2005, operating income increased $83.6 million, or 4%, as increases attributable to higher advertising and affiliate fees from the Media Networks segment were offset by higher separation costs and a decline in operating income of the Filmed Entertainment segment compared to 2004.

Interest Expense, Net

Interest expense, net for 2006 includes costs related to our senior notes and debentures, credit facilities, commercial paper, capital lease obligations and amounts associated with our derivative financial instruments. For the year ended December 31, 2006, interest expense, net increased $424.3 million as compared to 2005 principally due to higher average debt outstanding and higher interest rates in 2006. The higher average debt outstanding primarily is a result of the timing related to funding the special dividend payments to CBS Corporation made in connection with the Separation, the purchase of DreamWorks, the various acquisitions of our Media Networks segment and the purchase of common stock under our stock repurchase program. Interest expense, net decreased slightly for the year ended December 31, 2005 as compared to 2004 due principally to a decrease in interest related to capital lease obligations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Other Items, Net

Other items, net reflected a loss of $13.6 million which was a $15.4 million, or 53%, improvement for the year ended December 31, 2006. This improvement was principally a result of increased transactional foreign exchange gains, including those related to long-term transponder leases, partially offset by increased asset securitization expense. For 2005, other items, net reflected a loss of $29.0 million attributable both to foreign exchange losses and securitization expense.

Provision for Income Taxes

For the year ended December 31, 2006, we recorded income tax expense of $737.8 million on pretax earnings of $2.31 billion resulting in an effective tax rate of 31.9%, inclusive of $141.8 million of nonrecurring tax benefits recognized principally related to audit settlements with tax authorities in 2006. We do not anticipate a similar level of discrete tax benefits in future periods. Our effective income tax rate was 44.0% in 2005 versus 36.0% in 2004. Our higher effective tax rate for 2005 principally reflects the effect of non-deductible separation related expenses included in the total separation costs of $163.5 million. Included in the 2004 effective tax rate was the recognition of $77.0 million in discrete tax benefits as a result of the resolution of certain income tax audits in 2004.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax declined $2.1 million as increased equity earnings generally attributable to our Media Network affiliates was offset principally by the impact of consolidating Nickelodeon UK which was previously accounted for on the equity basis of accounting prior to the acquisition of an incremental ownership interest in June 2006 which allows us to control the entity. For 2005, equity in earnings (loss) of affiliated companies, net of tax reflected earnings of $9.4 million for 2005 primarily attributable to media network affiliates including Nickelodeon UK.

Minority Interest, Net of Tax

Minority interest, net of tax, which primarily represents ownership held by third parties of certain international pay television companies, was a loss of $14.0 million for the year ended December 31, 2006 as compared to losses of $3.8 million and $3.1 million in 2005 and 2004, respectively. This was principally the result of the consolidation of previously unconsolidated investments, partially offset by normal operating fluctuations.

Net Earnings from Discontinued Operations

For the year ended December 31, 2006, net earnings from discontinued operations principally results from the release of tax reserves resulting from an audit settlement. For 2005 and 2004, net losses from discontinued operations reflect the operating results of Blockbuster and Famous Players through their respective dates of disposition.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents segment revenues, expenses and operating income for the three years ended December 31, 2006. Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions on the consolidated results of operations is included within Eliminations.

	Year Ended December 31,			Better/(Worse)
(in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Revenues
Media Networks	$7,240.9	$6,757.8	$5,745.5	7%	18%
Filmed Entertainment	4,379.2	2,995.3	2,513.7	46	19
Eliminations	(153.6)	(143.5)	(127.0)	(7)	(13)

Total revenues	$11,466.5	$9,609.6	$8,132.2	19	18

Expenses
Media Networks	$4,336.6	$4,147.7	$3,480.5	(5)	(19)
Filmed Entertainment	4,242.1	2,925.2	2,359.5	(45)	(24)

Total expenses	8,578.7	7,072.9	5,840.0	(21)	(21)
Corporate expenses	269.9	308.5	128.1	13	NM
Eliminations	(153.9)	(138.2)	(118.7)	11	16

Total expenses	$8,694.7	$7,243.2	$5,849.4	(20)	(24)

Operating income
Media Networks	$2,904.3	$2,610.1	$2,265.0	11	15
Filmed Entertainment	137.1	70.1	154.2	96	(55)

Total operating income	3,041.4	2,680.2	2,419.2	13	11
Corporate expenses	(269.9)	(308.5)	(128.1)	13	NM
Eliminations	0.3	(5.3)	(8.3)	NM	36

Total operating income	$2,771.8	$2,366.4	$2,282.8	17%	4%

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Media Networks

Worldwide revenues increased 7% in 2006 to $7.24 billion, led by affiliate fees up 11% and advertising revenues up 6%. Acquisitions contributed $125.3 million in revenues, principally in Europe.

Revenues by Component (in millions)	Year Ended December 31,			Better/(Worse)

	2006	2005	2004	2006 v. 2005	2005 v. 2004

Advertising	$4,291.3	$4,035.3	$3,410.2	6%	18%
Affiliate fees	2,033.5	1,824.8	1,640.3	11	11
Ancillary	916.1	897.7	695.0	2	29

Total revenues by component	$7,240.9	$6,757.8	$5,745.5	7%	18%

	Year Ended December 31,			Better/(Worse)

Revenues by Geography (in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Domestic	$6,182.5	$5,789.6	$5,006.5	7%	16%
International	1,058.4	968.2	739.0	9	31

Total revenues by geography	$7,240.9	$6,757.8	$5,745.5	7%	18%

We made several acquisitions during 2006, which contributed to segment revenues and operating income. In October 2006 we acquired Harmonix Music Systems, Inc. (“Harmonix”), the developer of Guitar Hero and other music gaming titles. In September 2006, we acquired Atom Entertainment, Inc., which owns a portfolio of four leading online destinations for casual games, short films and animation. In May 2006, we acquired Xfire, Inc., a leading gaming and social networking service. Additional acquisitions completed during the year include Quizilla, LLC; Y2M: Youth Media & Marketing and Caballero Television.

We also acquired controlling interests in entities previously accounted for under the equity method of accounting. In December 2006, we completed the acquisition of the remaining interest in MTV Poland. In September 2006, we acquired the remaining 63.8% interest in MTV Japan. In August 2006, we acquired the remaining 58% interest of BET Interactive, the owner of BET.com. In June 2006, we acquired an additional 10% interest in Nick UK. Previously, Nick UK was a fifty-fifty joint venture with BSkyB. The results of these entities have been consolidated since the closing date of the transactions.

Advertising

Worldwide advertising revenues were up 6% to $4.29 billion in 2006, with domestic revenue up 6% and international revenue up 7% versus 2005. Domestic growth was driven by COMEDY CENTRAL, Spike TV, BET, Nickelodeon and digital media. The 6% year-over-year increase was a deceleration in the rate of domestic advertising revenue growth as compared to 2005 and substantially reflects a weaker audience rating performance across our domestic channels. Rating performance is a key driver in our ability to grow advertising revenues. International advertising revenues were up in Europe driven by the consolidation of Nick UK beginning in June, while acquisitions in total contributed $75.4 million to advertising revenues for the year ended December 31, 2006.

Affiliate Fees

Worldwide affiliate fees increased 11% to $2.03 billion in 2006, with domestic fees up 9% and international fees up 24% versus 2005. Rate increases principally at MTV and Nickelodeon as well as subscriber increases at various channels including MTV2, VH1 Pure Country, Logo and Tempo and several Nickelodeon channels

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

including Noggin, Nick Too, Nick Games & Sports drove the year over year growth. International revenue growth was driven by channel launches in France and by subscriber growth in Latin America among other markets. Acquisitions contributed $33.4 million to 2006 revenues, all of which were in Europe or Japan.

Ancillary

Worldwide ancillary revenues were up 2% in 2006 to $916.1 million. Increases in consumer products licensing fees, primarily for Dora the Explorer, were largely offset by lower home entertainment revenues impacted by the mix and number of home video releases, and unfavorable comparison to The Chappelle Show: Season 2 release in 2005. Syndication fees also declined slightly due to lower South Park syndication fees in 2006. Domestic revenues were up 3% to $608.5 million while international revenues declined slightly. Acquisitions, principally Harmonix and Atom Entertainment, contributed $16.5 million to total ancillary revenue.

In 2005, total revenues increased 18% to $6.76 billion as all revenue components were up double digit percent. Advertising revenues increased 18% and represented 60% of total segment revenues, reflecting double digit percent gains across all domestic channels. International ancillary revenues were up 26%. Affiliates fees represented 27% of segment revenues and were up 11% reflecting subscriber and rate increases at our domestic networks and across international markets. Ancillary revenues increased 29% and represent 13% of segment revenues as increases in home video revenues led by The Chappelle Show: Season 2 and syndication fees at COMEDY CENTRAL drove growth versus 2004.

Expenses and Operating Income

Media Networks segment expenses consist of the amortization of costs incurred developing original programming and acquiring third party content; costs incurred to market our brands and content across distribution channels; and general and administrative costs.

Expenses and Operating Income (in millions)	Year Ended December 31,			Better/(Worse)
	2006	2005	2004	2006 v. 2005	2005 v. 2004

Expenses
Operating	$2,457.5	$2,309.6	$1,915.8	(6)%	(21)%
Selling, general and administrative	1,609.1	1,607.3	1,341.5	NM	(20)
Depreciation and amortization	270.0	230.8	223.2	(17)	(3)

Total expenses	$4,336.6	4,147.7	3,480.5	(5)%	(19)%

Operating income	$2,904.3	$2,610.1	$2,265.0	11%	15%

NM = not meaningful

Operating Expenses

Operating expenses comprise the amortization of original and acquired programming costs and expenses associated with the distribution of home entertainment products, and consumer products licensing and participation fees. In 2006, operating expenses increased $147.9 million as production costs including programming and distribution expenses increased in line with revenue growth. Program and production costs increased 8%, driven principally by original programming for several shows including The Colbert Report, The Daily Show and Making the Band. In addition, BET increased its investment in original programming in 2006, and we expect further increases in 2007. Amortization of acquired programming increased across most channels in line with revenue increases, particularly COMEDY CENTRAL, Nick Digital and Nick at Nite. Increases in consumer products related costs were in line with revenue increases and reflect higher participation costs. Operating expenses increased in international markets, reflecting the impact of entity consolidations and higher program and production costs.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Increases in operating expenses of $393.8 million, or 21%, in 2005 compared to 2004 reflected $64.1 million of higher original programming costs, higher amortization expenses associated with newly acquired programming, such as CSI: Crime Scene Investigation for Spike, and an increase in music licensing fees and publishing rights.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel, marketing expenses, professional service fees and facility and occupancy costs for sales, marketing and administrative functions. In 2006, SG&A expenses increased $1.8 million. Compensation expenses in 2006 reflect incremental stock based compensation costs of $20.1 million resulting from the adoption of a new accounting standard. SG&A costs also increased in 2006 related to acquisitions including acquiring controlling interest in entities previously accounted for as equity investments. These increases were offset by lower severance and variable compensation expenses and $27.3 million from sales of certain distribution rights in two European markets in 2006.

In 2005, SG&A expenses increased $265.8 million, principally due to higher domestic and international marketing expenses of $92.4 million, increased rent and maintenance costs, as well as severance expense of $47.9 million at MTVN. Total expenses for 2005 also included the full year impact of VIVA Media that was acquired in 2004 and the inclusion of iFilm and Neopets.

Depreciation and Amortization

Depreciation and amortization expenses reflect depreciation on fixed assets, including transponders financed under capital leases and amortization expense associated with intangible assets. Depreciation and amortization increased $39.2 million in 2006 as a result of acquisitions, as well as increased depreciation related to transponders utilized by MTVN Europe.

In 2005, depreciation and amortization increased $7.6 million from 2004 primarily resulting from higher capital expenditures, new transponders and acquisitions.

Operating Income

Operating income increased 11%, or $294.2 million, to $2.90 billion in 2006, as a result of incremental revenues of $483.1 million partially offset by higher operating expenses and incremental depreciation and amortization. Acquisitions contributed $13.6 million to operating income, principally due to the consolidation of Nick UK.

In 2005, operating income increased $345.1 million, or 15%, to $2.61 billion reflecting higher revenues, partially offset by 21% and 20% increases in operating expenses and selling, general and administrative expenses, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

The results of operations of our Filmed Entertainment segment are subject to fluctuations due to various factors, including the public’s response to our theatrical films and DVD releases, timing and availability of releases and the amount and timing of print and advertising spending for films. In addition, the acquisition of DreamWorks and the commencement of distribution activities for DreamWorks Animation and live-action library films had a significant impact on the comparability of our 2006 results to prior years as further detailed below.

Worldwide revenues increased $1.38 billion, or 46% in 2006 to $4.38 billion. The acquisition of DreamWorks and the DreamWorks Animation and live-action library distribution agreements contributed revenues of $1.36 billion, accounting for almost all of the segment’s revenue growth compared to 2005.

	Year Ended December 31,			Better/(Worse)
Revenues by Component (in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Home entertainment	$2,115.9	$1,555.5	$1,295.7	36%	20%
Television license fees	1,121.4	650.8	672.0	72	(3)
Theatrical	866.1	643.7	408.5	35	58
Ancillary	275.8	145.3	137.5	90	6

Total revenues by component	$4,379.2	$2,995.3	$2,513.7	46%	19%

	Year Ended December 31,			Better/(Worse)
Revenues by Geography (in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Domestic	$2,671.1	$1,812.7	$1,538.5	47%	18%
International	1,708.1	1,182.6	975.2	44	21

Total revenues by geography	$4,379.2	$2,995.3	$2,513.7	46%	19%

Theatrical

Worldwide theatrical revenues increased $222.4 million in 2006 with our distribution of DreamWorks Animation films contributing $296.1 million and other theatrical revenues declining $73.7 million. Domestic revenues increased $76.7 million, of which $142.2 million was attributable to DreamWorks and DreamWorks Animation films, offset by a decline in other theatrical revenues, principally due to the performance of Mission: Impossible III released in 2006 compared to War of the Worlds in 2005. In international markets, theatrical revenues increased $145.7 million, with $153.9 million due to our distribution of DreamWorks Animation films, including Over the Hedge and Flushed Away, as well as Munich which was released in 2005.

In 2005 theatrical revenues increased $235.2 million compared to the prior year, principally driven by the 2005 releases of War of the Worlds, The Longest Yard, Coach Carter, Sahara and Four Brothers in comparison to revenues earned from our 2004 title releases, most notably Mean Girls, The Manchurian Candidate, The Stepford Wives, Collateral and Twisted.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The table below outlines our theatrical releases by title, by year, sorted by release date, for the years ended December 31, 2007 (tentative), 2006 and 2005. We may add, delete or move titles from our 2007 slate:

2007 (Tentative)	2006	2005
First Quarter Releases
Freedom Writers (Jan)	Last Holiday (Jan)	Coach Carter (Jan)
Norbit (Feb)	Neil Young Heart of Gold (Feb)
Black Snake Moan (Mar)	Failure To Launch (Mar)
Zodiac (Mar)	Ask the Dust (Mar)
Shooter (Mar)	She’s The Man (Mar)
Blades of Glory (Mar)

Second Quarter Releases
Disturbia	Mission: Impossible III (May)	Sahara (Apr)
Year of the Dog	An Inconvenient Truth (May)	Winter Solstice (Apr)
Next	Nacho Libre (Jun)	The Longest Yard (May)
Hot Rod		Mad Hot Ballroom (May)
A Mighty Heart		The Honeymooners (Jun)
War of the Worlds (Jun)
Apres Vous (Jun)

Third Quarter Releases
Transformers	Barnyard (Aug)	Bad News Bears (Jul)
No Country for Old Men	World Trade Center (Aug)	Hustle & Flow (Jul)
Stardust	Last Kiss (Sep)	Four Brothers (Aug)
Carriers	jackass: number two (Sep)	Asylum (Aug)
Into the Wild
Stop Loss

Fourth Quarter Releases
Untitled (Farrelly Brothers)	Flags of our Fathers (Oct)	Elizabethtown (Oct)
Margot at the Wedding	Babel (Oct)	The Weather Man (Oct)
Beowulf	Charlotte’s Web (Dec)	Get Rich or Die Tryin (Nov)
Kite Runner	Dreamgirls (Dec)	Yours, Mine & Ours (Nov)
There Will Be Blood	Perfume (Dec)	Aeon Flux (Dec)
Sweeney Todd
Things We Lost in the Fire

DreamWorks Animation Releases
Shrek the Third	Over the Hedge (May)
Bee Movie	Flushed Away (Nov)

Home Entertainment

Worldwide 2006 home entertainment revenues increased 36%, or $560.4 million, with DreamWorks and related distribution agreements contributing $579.7 million, offset by a slight decline in other titles. Domestic home entertainment revenues increased $441.3 million, or 46%, with DreamWorks and related distribution agreements contributing $379.5 million. Our 2006 domestic releases which included Mission: Impossible III, Failure to Launch, jackass: number two, Barnyard, Nacho Libre and DreamWorks Animation’s Over the Hedge generated

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

higher revenues than our 2005 domestic releases, which included Lemony Snicket’s A Series of Unfortunate Events, The Longest Yard and SpongeBob SquarePants. International home entertainment revenues increased $119.1 million, with DreamWorks and related distribution agreements contributing $200.2 million partially offset by a decline in other titles resulting from the timing and mix of available titles.

In 2005, worldwide home entertainment revenues increased 20% to $1.56 billion, primarily driven by The Longest Yard, War of the Worlds, Lemony Snicket’s A Series of Unfortunate Events, SpongeBob SquarePants and Sahara which more than doubled the performance of comparable 2004 titles including Mean Girls, The Manchurian Candidate, The Stepford Wives, Collateral and Twisted.

Television License Fees

Worldwide television license fees increased $470.6 million in 2006, with DreamWorks and the related distribution agreements contributing $469.1 million. Domestically, television license fees increased $231.0 million, with $244.4 million from DreamWorks and the related distribution agreements. International television license fees increased $239.6 million, of which $224.8 million was attributable to DreamWorks and related distribution agreements. In 2005, television revenues declined 3% to $650.8 million, due to mix and availability of titles in both international and domestic markets.

Ancillary

The increase in ancillary revenues of 90%, or $130.5 million, in 2006 was principally due to higher studio rental income and increased music royalties. We do not expect a similar level of studio rental income to be sustained in future years. The increase in ancillary revenues of 6% to $145.3 million in 2005 was driven by increased royalties and licensing and merchandising fees from consumer products related to 2005 feature films.

Expenses and Operating Income

Filmed Entertainment segment expenses principally consist of the amortization of film costs based on an ultimate revenue forecast model; costs incurred for print and advertising of our feature films; and general and administrative costs.

	Year Ended December 31,			Better/(Worse)
(in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Expenses
Operating	$3,754.8	$2,624.3	$2,110.8	(43)%	(24)%
Selling, general & administration	404.6	277.9	229.7	(46)	(21)
Depreciation & amortization	82.7	23.0	19.0	NM	(21)

Total expenses	4,242.1	2,925.2	2,359.5	(45)%	(24)%

Operating income	$137.1	$70.1	$154.2	96%	(55)%

NM = not meaningful

Operating Expenses

Operating expenses for our Filmed Entertainment segment principally include the amortization of production costs of released films and development projects and distribution costs, including those incurred on behalf of DreamWorks Animation and DW Funding which we account for on a gross basis. Year over year operating expense is impacted by the timing, number and mix of film releases during a particular year. In 2006, operating expenses increased $1.13 billion with DreamWorks and related distribution activities contributing $1.35 billion of the increase offset by a year-over-year decrease in exhibition costs. Incremental film amortization expense

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

contributed $570.1 million as compared to prior year, primarily due to DreamWorks and related distribution agreements, as well as mix and number of other titles released in 2006. Distribution costs increased $501.8 million as compared to prior year primarily as a result of increased print and advertising costs, driven by the number and timing of releases and DreamWorks and related distribution agreements. In 2005, operating expenses increased $513.5 million to $2.62 billion, primarily driven by an increase of $422.0 million in film and development amortization expense, including a $31.6 million charge related to the abandonment of development projects started by prior management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and occupancy costs. SG&A costs increased $126.7 million in 2006 principally due to the integration of DreamWorks, partially offset by lower severance charges. SG&A costs increased $48.2 million in 2005 principally as a result of severance charges of $22.6 million incurred to adjust Paramount’s overhead structure upon the separation from CBS Corporation.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation on fixed assets and amortization of acquired intangibles, including acquired distribution rights. Depreciation and amortization increased $59.7 million of which $43.5 million was attributable to the acquisition of DreamWorks. Depreciation and amortization expense increased $4.0 million in 2005 due to depreciation of fixed asset additions.

Operating Income

Operating income increased $67.0 million in 2006 as result of improved film performance and the mix and timing of films in theatrical, home entertainment and television markets. Operating income decreased 55% to $70.1 million in 2005 compared to 2004 primarily due to a $31.6 million charge related to the abandonment of development projects started by prior management, severance costs of $22.6 million incurred to adjust Paramount’s overhead structure as a result of the Separation from CBS Corporation and incremental development costs of $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. In addition, we have sufficient access to debt and equity capital markets that, together with cash flow from operations, provide us adequate resources to fund ongoing operations including investment in programming and film productions, capital expenditures, share repurchases and investment in new projects, including digital media and similar acquisitions.

Our principal uses of cash are for the creation of new content, acquisitions of third party content, ongoing investments in our businesses, cash acquisitions of businesses, and share repurchases. We also use cash for interest and tax payments. Spending on share repurchases and possible business acquisitions may require external financing. The use of appropriate amounts of debt lowers our overall cost of capital. The extent and timing of external financing will depend on our evaluation of current and projected market conditions. While share repurchases and acquisitions may utilize capital in excess of cash flow from operations, we manage such activities so that total debt levels remain within internal and rating agency guidelines and remain within our current credit ratings.

Our access to capital markets can be affected by factors outside our control. In addition, our cost to borrow is impacted by market conditions and short and long-term debt ratings assigned by independent rating agencies,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. The table below summarizes our credit ratings as of December 31, 2006:

	Long- term	Short- term	Outlook
Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poors	BBB	A-2	Stable
Fitch Ratings	BBB	F-2	Stable

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our bank facilities are subject to one principal financial covenant, interest coverage, which we met on December 31, 2006.

Cash Flows

Cash and cash equivalents increased by $344.7 million for the year ended December 31, 2006. The change in cash and cash equivalents was as follows:

Cash Flows	Year Ended December 31,
(in millions)	2006	2005	2004
Cash provided by operating activities	$2,269.9	$1,635.9	$1,984.1
Cash used for investing activities	(932.9)	(165.1)	(288.6)
Cash used for financing activities	(1,012.8)	(1,251.2)	(1,844.4)
Effect of exchange rate on cash	20.5	(8.5)	5.8

Increase (decrease) in cash and cash equivalents	$344.7	$211.1	$(143.1)

Operating Activities

Cash provided by operating activities of $2.27 billion for the year ended December 31, 2006 increased $634.0 million versus 2005. The increase was principally attributable to improved cash flow from operations for each business segment, including new and increased capacity under our securitization facilities of $500.0 million and reduction in cash taxes paid of $322.6 million, partially offset by higher interest payments of $413.4 million.

The Media Networks segment consistently generates a significant percentage of our cash flow from operations. Advertising time is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable television operators with significant capital resources. We have payment terms of generally ninety days or less and our current days sales outstanding for the Media Networks segment, calculated as accounts receivable divided by net revenues, multiplied by 360, was 59.6 days for 2006, an improvement of 5.2 days as compared to 2005. We continue our focus on lowering our days sales outstanding. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical and home entertainment film releases.

In 2006, we entered into two film financing arrangements that, in most cases, sell a partial copyright interest in a slate of films, on a film-by-film basis, to third-party investors. Since the investors have acquired full risk for their proportionate ownership in title to each film, we record the amounts received for the sale of copyright interest as a reduction of the cost of the film.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

For the year ended December 31, 2005, cash provided by operating activities of $1.64 billion decreased $348.2 million versus 2004. The decrease was principally due to a decrease in cash flows attributable to discontinued operations of $285.8 million, lower net earnings from continuing operations and higher cash taxes paid in 2005.

Investing Activities

Cash used for investing activities of $932.9 million in 2006 increased $767.8 million as compared to 2005. The significant increase is principally attributable to cash utilized for acquisitions, net of cash acquired, of $1.42 billion, including DreamWorks by our Filmed Entertainment segment and several acquisitions in digital media and similar properties including Harmonix, Atom Entertainment, and Xfire by our Media Networks segment. We also acquired the additional interest in Nick UK and the remaining interest not previously owned of MTV Japan. Capital expenditures also increased $16.7 million. Sources of cash from investing activities principally included the proceeds from the sale of the live-action library in May 2006 of $675.3 million.

In general, our segments require relatively low levels of capital expenditures in relation to our net cash flow generated annually from operations which contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.

Cash used for 2005 investing activities of $165.1 million principally reflected acquisitions of $356.1 million, consisting primarily of the acquisition of Neopets, iFilm and Extreme Music, and capital expenditures of $193.0 million, partially offset by proceeds from dispositions of $404.2 million, primarily from the sale of Famous Players. Capital expenditures of $193.0 million increased $52.5 million, or 37%, principally reflecting increased investment in information systems in part related to the separation from the Former Viacom and leasehold improvements. Capital expenditures for Media Networks segment were $142.4 million and $86.9 million for 2005 and 2004, respectively. The 64% incremental spending in 2005 is largely attributable to investments in technology and information systems. Filmed Entertainment capital expenditures were $46.7 million and $29.2 million for 2005 and 2004, respectively. The 60% incremental spending in 2005 primarily relates to information systems and investments in studio assets.

Financing Activities

Cash used for 2006 financing activities was $1.01 billion as compared to $1.25 billion for 2005. In 2006, we received proceeds of $6.16 billion from the issuance of senior notes and debentures with various durations, discussed more fully below, $1.09 billion of commercial paper that was principally utilized to pay down revolving credit facilities entered into as a result of the special dividend of $5.40 billion paid to CBS Corporation in December 2005; acquisitions, principally of DreamWorks; and the purchase of 60.3 million shares at a cost of $2.35 billion under our share repurchase program. In 2006, we paid an additional $206.1 million to CBS Corporation related to the special dividend and accrued an additional $170.0 million which was paid in the first quarter of 2007. We also paid down $659.5 million of acquired notes and preferred interest, principally acquired as part of the DreamWorks acquisition.

Cash used for financing activities in 2005 principally reflected the preliminary special dividend of $5.40 billion funded by borrowings under the term loan facility. In addition, cash flow from financing activities reflects the net contribution of $1.18 billion to Former Viacom related to operations prior to the Separation.

Commitment and Contingencies

In the normal course of our business, we provide and receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Guarantees

Under the terms of the DW Funding sale agreement, the purchasers of DW Funding can require us to purchase their respective interest at the then current value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related subordinated indebtedness of DW Funding that we have guaranteed, we would be required to repay certain investors all accrued and unpaid interest and principal amounts outstanding of such related indebtedness.

In connection with the separation, we agreed to indemnify CBS Corporation with respect to obligations as guarantor on certain Blockbuster store leases. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. In the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. In connection with the Separation, we agreed to indemnify CBS Corporation with respect to any liabilities under the Blockbuster guarantee and theatre leases.

Additionally, we have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $37.4 million at December 31, 2006 and are not recorded on the accompanying Consolidated Balance Sheet at December 31, 2006.

Business Combination Commitments

In October 2006, we acquired Harmonix, the developer of Guitar Hero and other music gaming titles, for initial cash consideration of $175.0 million. In addition, to the extent financial results exceed specific contractual targets against a defined gross profit metrics; Harmonix shareholders may be eligible for incremental earn-out payments through 2008. Such incremental payments are not expected to be material to our financial condition and will be treated as additional consideration if paid.

Capital Resources

Capital Structure and Net Debt

At December 31, 2006, net debt (which we define as total financing obligations less cash and cash equivalents) was $6.94 billion, an increase of $1.55 billion as compared to December 31, 2005.

	December 31,
(in millions)	2006	2005

Senior notes and debentures:
Senior notes due 2009, LIBOR + 0.350%	$750.0	$—
Senior notes due 2011, 5.750%	1,492.2	—
Senior notes due 2016, 6.250%	1,493.9	—
Senior debentures due 2036, 6.875%	1,733.0	—
Senior notes due 2055, 6.850%	750.0	—
Credit facilities:
Term facility	—	5,405.0
$3.25 billion revolving facility	—	—
Commercial paper	1,093.6	—
Obligations under capital leases	335.2	352.9

Total financing obligations	7,647.9	5,757.9
Less cash and cash equivalents	(705.8)	(361.1)

Net debt	$6,942.1	$5,396.8

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

We believe that net debt, along with total debt, is a useful component in the measurement of our capital structure. The following table reconciles the movement of net debt for the year ended December 31, 2006:

(in millions)	Net Debt
Net debt, as of December 31, 2005	$5,396.8
Cash provided by operating activities	(2,269.9)
Business combinations, net of cash acquired	1,415.5
Business dispositions	(700.6)
Acquired notes and preferred interest	659.5
Stock repurchases	2,318.3
Other, net	122.5

Net debt, as of December 31, 2006	$6,942.1

Senior Notes and Debentures

In April 2006, we completed a private placement of $4.75 billion in aggregate principal amounts of fixed rate, per annum, senior notes and debentures. The offering consisted of 5.75% Senior Notes due 2011, 6.25% Senior Notes due 2016 and 6.875% Senior Debentures due 2036. In addition, in June 2006, we completed a private placement of $750.0 million in floating rate senior notes, due in June 2009, that bear interest at a per annum rate equal to the three-month London Interbank Offer Rate (“LIBOR”) plus 0.35%, to be reset quarterly. In accordance with the terms of the private placements in April 2006 and June 2006 (collectively, the “Private Placements”), we completed an offer to exchange the unregistered senior notes and debentures for senior notes and debentures that are registered with the SEC in October 2006. Furthermore, in December 2006, following the filing of our shelf registration statement, we completed a public debt offering of $750.0 of 6.85% senior notes due 2055. In accordance with the terms of the term credit facility, we utilized the net proceeds from the offerings described above to repay amounts outstanding under such facility and used the remainder to pay a portion of the amounts outstanding under our commercial paper program.

In connection with the April private placement, we entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter of 2006, we terminated the swaps, resulting in cash proceeds to us of approximately $88.0 million that we principally recorded as a component of other comprehensive income, net of tax. Such proceeds recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures.

Credit Facilities

As of December 31, 2006, our credit facility was comprised of a single $3.25 billion revolving facility due December 2010. The primary purpose of the facility is to fund short term liquidity needs and to support commercial paper borrowings. Borrowing rates under the revolving facility are determined at our option at the time of each borrowing and are based generally on the LIBOR plus a margin based on our senior unsecured credit rating. We also pay a facility fee based on the total amount of the commitments. In addition, at our option, we may borrow in certain foreign currencies up to specified limits under the revolving facility. No amounts were outstanding under the facility as of December 31, 2006.

At December 31, 2005, we had credit facilities totaling $9.25 billion, comprised of the $3.25 billion revolving facility discussed above and a $6.0 billion term facility with portions due in March 2007 and June 2007. As of

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

December 31, 2005, we had outstanding borrowings of $5.40 billion under the term facility which was utilized to pay the initial special dividend to Former Viacom.

Commercial Paper

At December 31, 2006, our outstanding commercial paper had a weighted average interest rate of 5.62% and average maturity of less than 80 days. We classify commercial paper as non-current financing obligations as we have the intent and ability, through utilization of the $3.25 billion revolving facility due December 2010, or our shelf registration statement, to refinance such obligations as long-term.

The Company’s scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2006 were as follows:

(in millions)	2007	2008	2009	2010	2011	2012- thereafter

Long-term debt	$—	$—	$750.0	$1,093.6	$1,500.0	$4,000.0

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities and future access to capital markets. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us. There are no provisions in any of our material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in our debt ratings.

Securitization Facilities

We securitize certain receivables because the highly liquid and efficient market for securitization of certain assets provides us with a lower cost source of funding compared to our other borrowings and diversifies our obligations among different markets and investors. We are able to realize cost efficiencies under these arrangements since the assets securing the financing are generally held by a legally separate, wholly owned, bankruptcy-remote special purpose entity (“SPE”) that provides investors with direct security in the assets.

In general, we sell, on a revolving nonrecourse basis, a percentage ownership interest in certain of our accounts receivable (the “Pooled Receivables”), which are short term in nature, through an SPE to third-party conduits sponsored by financial institutions. As consideration for Pooled Receivables sold through the securitization facilities, we receive cash and a retained interest. The retained interests are included in receivables on the accompanying Consolidated Balance Sheet. The retained interest may become uncollectible. In addition, we are the servicer of the receivables on behalf of the SPEs, for which we are paid a fee. Such servicing fee has not been material to any period presented. The terms of the revolving securitization arrangements require that the Pooled Receivables meet certain performance ratios. We are in compliance with the required ratios under the receivable securitization program for all periods presented.

During 2006, we increased our total capacity under the facilities by $500.0 million and utilized the proceeds to pay down outstanding commercial paper. As of December 31, 2006, we had no unused capacity under the facilities.

Stock Repurchase Program

We have a $3.0 billion stock repurchase program under which repurchases were commenced on January 3, 2006. In addition, we have entered into an agreement with National Amusements, Inc. (“NAI”) and its wholly-owned subsidiary NAIRI, Inc. (the “NAIRI Agreement”) pursuant to which we have agreed to buy, and NAI and NAIRI

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom’s purchase of shares under our stock repurchase program. As of February 21, 2007, we had acquired 62.5 million shares for an aggregate purchase price of $2.44 billion.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements primarily consist of an accounts receivable securitization program, programming and talent commitments, operating lease arrangements and purchase obligations for goods and services.

At December 31, 2006, our significant contractual obligations, including payments due by period, were as follows:

(in millions)	Total	2007	2008	2009	2010	2011	2012- thereafter

Off-balance Sheet Arrangements
Programming and talent commitments(1)	$1,679.0	$353.8	$256.7	$201.6	$169.6	$183.0	$514.3
Operating leases(2)	$873.8	$159.7	$142.8	$129.4	$86.7	$61.4	$293.8
Purchase obligations(3)	$254.1	$169.9	$61.3	$21.8	$1.1	$—	$—

Balance Sheet Arrangements
Capital lease obligations(4)	$415.1	$82.2	$77.7	$72.9	$47.2	$31.2	$103.9
Long-term debt	$7,343.6	$—	$—	$750.0	$1,093.6	$1,500.0	$4,000.0
Interest payments(5)	$7,697.5	$455.7	$455.7	$434.4	$413.1	$308.6	$5,630.0
Other long-term obligations (6)	$866.5	$362.0	$206.9	$155.5	$102.8	$29.3	$10.0

(1)	Programming and talent commitments primarily include $1.37 billion relating to cable programming and feature film production and acquisitions and $306.4 million for talent contracts.
(2)	Includes long-term non-cancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.
(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)	Includes capital leases for satellite transponders.
(5)	For each 1/8 percentage point change in the annual interest rates on the floating senior notes due 2009 and commercial paper due 2010 the effect on interest payments would be approximately $6.4 million.
(6)	Other long-term obligations primarily consist of participations due to producers and minimum guaranteed royalty obligations.

MARKET RISK

We are exposed to market risk related to foreign currency exchange rates and interest rates. We use or expect to use derivative financial instruments to modify exposure to risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and therefore we do not hold or enter into financial instruments for speculative trading purposes.

Foreign Exchange Risk

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro, foreign currency forward and option contracts are used. Additionally, we designate forward contracts used to hedge future production costs as cash flow hedges, and designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period earnings as part of other items, net. We manage the use of foreign exchange derivatives centrally. At December 31, 2006, the notional value of all foreign exchange contracts was $253.0 million, of which $1.6 million related to the hedging of future production costs. The remaining $251.4 million represents hedges of underlying foreign currency balances and expected foreign currency net cash flows. At December 31, 2005, the notional value of all foreign exchange contracts was $109.1 million, of which $33.6 million related to the hedging of future production costs. The remaining $75.5 million represents hedges of underlying foreign currency balances and expected foreign currency net cash flows.

Interest Rate Risk

Our interest expense is exposed to movements in short-term rates. Swap agreements may be used to modify this exposure. As of December 31, 2006 and December 31, 2005, there were no interest rate swaps outstanding. We have variable-rate debt that had an outstanding balance of $1.84 billion as of December 31, 2006. Based on our variable-rate obligations outstanding at December 31, 2006, a 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $18.4 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since most of our cash balance of approximately $705.8 million is invested in variable-rate interest earning assets, we would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Credit Risk

We continually monitor our positions with, and credit quality of, the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. An appreciation of our critical accounting policies, those that are important to our financial condition and results of operations and require significant judgment and estimates, is necessary to understand our financial results. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee.

Film Accounting

Revenue Recognition

Revenue we earn in connection with the exhibition of feature films by our Filmed Entertainment segment is recognized in accordance with Statement of Position No. 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”). Our Filmed Entertainment segment principally earns revenue from the exhibition of feature film

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

content based upon theatrical exhibition, home entertainment and various television markets (e.g., network, pay, syndication, basic cable). We recognize revenue from theatrical distribution of motion pictures upon exhibition. We recognize revenue from home entertainment product sales, net of anticipated returns, upon later of delivery or the date that these products are made widely available for sale by retailers. We recognize revenue from the licensing of feature films and original programming for exhibition in television markets upon availability for airing by the licensee. We recognize revenue for video-on-demand and similar pay-per-view arrangements as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Original Production and Film Costs

We capitalize feature film costs, on a title-specific basis, as noncurrent inventory in the Consolidated Balance Sheet. We use an individual-forecast-computation method to amortize the costs over the applicable title’s life cycle based upon the ratio of current period and total gross revenues (“ultimate revenues”) for each title. We expense print and advertising costs as they are incurred and expense manufacturing costs, such as DVD manufacturing costs, on a unit-specific basis when we recognize the related revenue.

In accordance with SOP 00-2, our estimate of ultimate revenues for feature films includes revenues from all sources that will be earned within ten years from the date of a film’s initial domestic theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. Prior to the release of feature films and throughout its life, we estimate the ultimate revenues based on the historical performance of similar content, as well as incorporating factors of the content itself, including, but not limited to, the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. We believe the most sensitive factor affecting our estimate of ultimate revenues for feature films is domestic theatrical exhibition, as subsequent markets have historically exhibited a high correlation to domestic theatrical performance.

The estimate of ultimate revenues impacts the timing of film cost amortization Upon a film’s initial domestic theatrical release and performance, we update our estimate of ultimate revenues based on actual results. If our original content is not received favorably, we may reduce our estimate of ultimate revenues, thereby accelerating the amortization of capitalized film costs. In addition, we use the individual-film-forecast computation method to determine whether or not film costs are impaired. If we believe that the release of our content has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge in the amount by which the unamortized capitalized costs exceed the fair value.

We had $1.77 billion and $1.23 billion of original production and film costs capitalized as of December 31, 2006 and 2005, respectively.

Acquired Programming Rights

The accounting for acquired program rights is addressed by the Financial Accounting Standards Board (“FASB”) in Statement No. 63, Financial Reporting by Broadcasters (“FAS 63”). Under the provisions of FAS 63, a licensee reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted by the licensee and the programming is available for airing. We record the transaction using the gross liability provision. The asset is amortized to operating expenses over the estimated periods revenues are generated, commencing upon the first airing. Determining factors used in estimating the useful life of programming includes the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. An

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

impairment charge may be necessary if our estimates of useful life of the programming are reduced or if programming is irrevocably taken off the air. As of December 31, 2006 and 2005 we had acquired programming rights of $1.30 billion and $1.07 billion, respectively.

Revenue Recognition

Gross versus Net Revenue Recognition

We earn and recognize revenues where we act as distributor on behalf of third-parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether we act as the principal or agent in the transaction. To the extent we act as the principal in a transaction, we report revenues on a gross basis. In concluding on whether or not we act as principal, we follow the guidance set forth by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). The determination of whether we act as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.

Currently, our two most significant distribution arrangements are with DreamWorks Animation and DW Funding. Under the terms of the DreamWorks Animation and DW Funding distribution agreements, we are generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we are entitled to retain a fee expressed as a percentage of gross receipts, and recoup expended distribution and marketing costs on a film-by-film basis prior to any participation payments to DreamWorks Animation and DW Funding. As primary obligor, revenue and related distribution and marketing costs are presented on a gross basis in accordance with EITF 99-19.

Sales Returns and Uncollectible Accounts

Revenue allowances are recorded to adjust amounts originally invoiced to the estimated net realizable value in accordance with revenue recognition guidance set forth in FASB Statement No. 48, Revenue Recognition When Right of Return Exists. Upon the sale of home entertainment product, we record a reduction of revenue for the impact of estimated customer future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we analyze historical return activity, current economic trends and changes in customer demand and acceptance of our products. Based on this information, we reserve a percentage of each dollar of product revenue when we provide a customer with the right of return.

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns as a percentage of home entertainment and consumer products revenue would have a $26.8 million impact on our total revenue. Our sales return allowance totaled $562.7 million and $403.8 million at December 31, 2006 and 2005, respectively.

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectibility. Judgment and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts as a percentage of trade accounts receivables would have a $23.8 million impact on our operating results. Our allowance for uncollectible accounts totaled $142.9 million and $138.6 million at December 31, 2006 and 2005, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provision for Income Taxes

As a global entertainment content company, we are subject to income taxes in the United States and foreign jurisdictions where we have operations. Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions as well as the tax characteristics of our income. Our income tax returns are routinely audited and settlements of issued raised in these audits sometimes affect our tax provisions.

During 2006, we reached settlement of certain matters with the Internal Revenue Service, including certain positions relating to the 2000 through 2003 combined federal income tax returns of Former Viacom. As a result, our provision for income taxes includes $141.8 million of nonrecurring tax benefits principally related to these 2006 settlements.

Fair Value Measurements

The performance of fair value measurements is an integral part of the preparation of financial statements in accordance with generally accepted accounting principles. Fair value is defined as the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for such asset or liability. Selection of the appropriate valuation technique as well as determination of assumptions and estimates for each technique requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and certain liabilities. Either instance would have an impact on both our Consolidated Balance Sheet and Consolidated Statement of Earnings.

Provided below are those instances where the determination of fair value could have the most significant impact on the financial condition or results of operations of our Company:

Business Combinations. During 2006, we paid and assumed debt obligations of approximately $2.07 billion in total consideration, net of cash acquired, for the purchase of whole or controlling interest in several entities. The determination of fair value and associated lives for each asset and liability has a direct impact on our results of operations.

Goodwill and Indefinite-Lived Intangible Assets. On an annual basis the test for goodwill impairment is performed using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. Our reporting units are consistent with our operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

In addition, we currently have two trademarks that we consider to have an indefinite life. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology commonly referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Our impairment analysis, which is performed annually during the fourth quarter, did not result in an impairment charge for goodwill or indefinite lived intangible assets in the years presented.

Finite-Lived Intangible Assets. In determining whether finite-lived intangible assets (e.g., customer lists, film libraries) are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted cash flow, the asset would be written down to the discounted fair value. If the intent is to hold the asset for sale, to the extent the carrying value is greater that the asset’s value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. There was no impairment of finite-lived intangible assets in 2006.

RECENT PRONOUNCEMENTS

FIN No. 48.  In July 2006, FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) was released. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We continue to evaluate the impact of adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for us beginning January 1, 2007.

Statement No. 159.   In February 2007, FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) was released. FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for the Company beginning January 1, 2008. We are currently assessing the potential effect of FAS 159 on our financial statements.

Statement No. 157.  In September 2006, FASB Statement No. 157 Fair Value Measurements (“FAS 157”) was released. FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 will be effective for the Company beginning January 1, 2008. We are currently assessing the potential effect of FAS 157 on our financial statements.

Statement No. 156.  In March 2006, FASB Statement No. 156 Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 156”), was issued. FAS 156 requires that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. FAS 156 is effective for the Company beginning January 1, 2007. The implementation of this standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Statement No. 155.  In February 2006, FASB Statement No. 155 Accounting for Certain Hybrid Financial Instruments (“FAS 155”), was released. FAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for the Company beginning January 1, 2007. The implementation of this standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

OTHER MATTERS

Legal Matters

Former Viacom, NAI, Blockbuster and Viacom, and certain of our respective present and former officers and directors, are defendants in three putative class action lawsuits relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The lawsuits now pending are a consolidated securities action and an ERISA action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware. The lawsuits seek damages in unspecified amounts and other relief on behalf of various classes of Blockbuster and Former Viacom stockholders and, in the ERISA case, participants in the Blockbuster Investment Plan and the Plan itself. The lead plaintiffs in the consolidated securities action allege that the defendants in that case made untrue statements of material facts and concealed and failed to disclose material facts in the Prospectus-Offer to Exchange and elsewhere during the alleged period. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. The plaintiff in the Delaware case alleges that the Former Viacom Board member defendants breached fiduciary duties to Former Viacom shareholders in connection with the split-off and that the Blockbuster Board member defendants breached fiduciary duties to Blockbuster shareholders by disproportionately favoring Former Viacom in the split-off transaction. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and its employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement, we will indemnify CBS Corporation for any losses arising from these lawsuits. We believe that the plaintiffs’ positions in these litigations are without merit and intend to vigorously defend ourselves.

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. The plaintiffs claimed that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders, and sought disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom’s Board of Directors for alleged breach of fiduciary duty, and other relief. In June 2006, the trial court denied Former Viacom’s motion to dismiss the case on procedural and substantive grounds. Former Viacom and the other defendants appealed this decision and following an oral argument of the appeal, the parties reached an agreement in principal to settle the matter. The settlement remains subject to final documentation and final approval of the Court. The sole cost to us of the settlement will be plantiffs’ attorneys’ fees, which will be set by the Court.

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Related Parties

NAI, through NAIRI, Inc., was the controlling stockholder of Former Viacom, and as a result of the separation, is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the Vice Chair of the Board of Viacom and CBS Corporation and is President and a director of NAI. Philippe Dauman, our President and Chief Executive Officer, and George Abrams also serve on the boards of both NAI and Viacom.

Viacom and CBS Corporation Related Party Transactions

In the normal course of business, we are involved in transactions with companies owned by or affiliated with CBS Corporation that results in the recognition of revenue by Viacom. Paramount licenses motion picture products to CBS Corporation. Paramount distributes certain television products for a fee on behalf of CBS Corporation’s television production group in the home entertainment market. Paramount also recognizes revenue related to the lease of studio space to CBS Corporation. Our media networks recognize advertising revenues for media spending placed by various subsidiaries of CBS Corporation.

Through our media networks, we purchase television programming from CBS Corporation. The cost of these purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. We place advertisements with various subsidiaries of CBS Corporation.

Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table summaries the transactions with CBS Corporation as included in the Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2006	2005	2004

Consolidated Statement of Earnings
Revenues(1)	$257.4	$154.9	$157.4
Operating expenses(2)	170.9	173.6	378.2

	December 31,
	2006	2005
Consolidated Balance Sheets
Accounts receivable	$95.5	$75.0
Other assets-noncurrent	40.2	67.3

Total due from CBS Corporation	$135.7	$142.3

Accounts payable	$3.0	$12.4
Participants” share, residuals and royalties payable	172.9	40.6
Programming rights, current	152.6	182.8
Deferred revenue, current	—	13.0
Other liabilities-noncurrent	226.7	238.2

Total due to CBS Corporation	$555.2	$487.0

(1)	Revenue is primarily generated from licensing motion picture products and sales of advertising.
(2)	In 2006, the total of $170.9 million is comprised of $21.5 million for advertising and $149.4 of programming. In 2005, the $173.6 million was comprised of $78.8 million for advertising and $94.8 million for programming. In 2004, the $378.2 million was comprised of $164.1 million for advertising and $214.1 million for programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

In connection with the Separation, we entered into a Separation Agreement with CBS Corporation that identified assets to be transferred, liabilities to be assumed and obligations of each company following the separation, including indemnification obligations for such liabilities. As previously discussed, in accordance with the terms of the Separation Agreement, in December 2005 the Company paid a preliminary special dividend to the Former Viacom of $5.40 billion. In May 2006, we paid $170.2 million for undisputed amounts. During 2006, further claims were made by CBS Corporation of which we paid $35.9 million. In January 2007, we finalized a full settlement with CBS Corporation and paid $170.0 million. The settlement amount was accrued in our balance sheet as of December 2006, with a corresponding reduction of our additional paid-in capital.

The Separation Agreement further provided that we were responsible for the first $195.0 million in costs directly related to the Separation with amounts incurred in excess of $195.0 million being split equally between us and CBS Corporation. For the year ended December 31, 2005, included as a component in selling, general and administrative expenses in our Consolidated Statement of Earnings is $163.5 million of transaction costs. Such amounts principally included severance, information technology, investment banking and other professional fees.

In addition, we entered into a Transition Services Agreement and a Tax Matters Agreement with CBS Corporation. Such arrangements are further described below and in the notes to the consolidated financial statements.

Through the normal course of our business, we are involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Separation Agreement

The Separation Agreement contains the key provisions required to effect the separation of Former Viacom into Viacom and CBS Corporation. The Separation Agreement identified assets transferred, liabilities assumed and contracts assigned to us by CBS Corporation and to CBS Corporation by us in the separation, and described when and how these transfers, assumptions and assignments were to occur. The Separation Agreement also sets forth certain agreements between us and CBS Corporation with respect to the period following the separation date. Former Viacom and Viacom executed the Separation Agreement in December 2005.

Indemnification Obligations.  Pursuant to the Separation Agreement, each company indemnified the other company and the other company’s officers, directors and employees for any losses arising out of its failure to perform or discharge any of the liabilities it assumed pursuant to the Separation Agreement, its businesses as conducted as of the date of the separation and its breaches of shared contracts.

Legal Matters.  In general, under the Separation Agreement, Viacom assumed the liability for, and control of, all pending and threatened legal matters related to its own business or assumed liabilities and will indemnify the other party for any liability arising out of or resulting from such assumed legal matters. Liability for, and control of, future litigation claims against Viacom for events that took place prior to, on or after the date of the separation generally will be assumed by the company operating the business to which the claim relates or, in the case of businesses which were sold or discontinued prior to the date of the separation, or for other matters agreed to be indemnified, the company which has assumed the liabilities. Viacom agreed to cooperate in defending any claims against both of Viacom and CBS Corporation for events that took place prior to, on, or after the date of the separation.

Employee Matters.  The Separation Agreement allocated liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of certain outstanding annual and long-term incentive awards, existing

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

deferred compensation obligations and certain retirement and welfare benefit obligations. In general, the Separation Agreement provides that, following the separation, Viacom is responsible for all employment and benefit-related obligations and liabilities related to current employees who work for Viacom immediately following the separation, Former Viacom employees who most recently worked for other businesses and operations that became part of Viacom immediately following the separation, Former Viacom employees who most recently worked for certain other businesses and operations that were sold or discontinued prior to the separation, and certain other former employees of Former Viacom as set forth in the Separation Agreement (and, in each case, their dependents and beneficiaries). Liability for benefit-related obligations and liabilities of former employees of Former Viacom who most recently worked for the Former Viacom corporate office or the Paramount Pictures corporate office (other than those who accepted a post-separation position with CBS Corporation or Viacom) and certain Former Viacom corporate office employees who will remain employed by CBS Corporation and provide transition services following the separation is shared equally by Viacom and CBS Corporation.

Effective as of the separation, employees of Viacom, other than overlapping employees, do not participate in Former Viacom’s employee benefit plans and Viacom established its own employee benefit plans that are substantially similar to the plans sponsored by Former Viacom prior to the separation. The Separation Agreement provided for the transfer of assets and liabilities, as applicable, relating to the pre-separation participation of Viacom employees and certain Former Viacom employees (as set forth in the Separation Agreement) in various Former Viacom retirement, welfare, incentive compensation and employee benefit plans from such plans to the applicable new plans established by Viacom.

Limitations on Certain Acquisitions.  Subject to limited exceptions, the Separation Agreement provides that none of Viacom, any subsidiary of Viacom or any person that is controlled by Viacom after the separation will own or acquire an interest in a radio or television broadcast station, television broadcast network or daily newspaper, if such ownership or acquisition would (i) cause CBS Corporation, any subsidiary of CBS Corporation or any entity controlled by CBS Corporation after the date of the separation to be in violation of U.S. federal laws limiting the ownership or control of radio broadcast stations, television broadcast stations, television broadcast networks or (ii) limit in any manner at any time under such laws CBS Corporation’s ability to acquire additional interests in a radio or television broadcast station and/or television broadcast network. These restrictions will terminate when none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws.

The Separation Agreement also provides that neither Viacom, any subsidiary of Viacom or any person controlled by Viacom nor CBS Corporation, any subsidiary of CBS Corporation or any person controlled by CBS Corporation will acquire any asset, enter into any agreement or accept or agree to any condition that purports to bind, or subjects to a legal order, the other company, its subsidiaries or any person it controls without such other party’s written consent.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Tax Matters Agreement

The following description of the principal provisions of the Tax Matters Agreement between Former Viacom and us is qualified by reference to the text of the Tax Matters Agreement, a form of which was filed as an exhibit to this annual report.

The Tax Matters Agreement sets forth Viacom’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods before and including the merger, the preparation and filing of income tax returns for such periods, disputes with taxing authorities regarding income taxes for such periods and indemnification for income taxes that would become due if the merger were taxable. Viacom will generally be responsible for federal, state and local, and foreign income taxes for periods before the merger relating to Viacom’s respective businesses. Income tax liabilities relating to discontinued operations and previously disposed businesses have been allocated in accordance with the principles applicable under the Separation Agreement for liabilities relating to those operations and businesses. Other income tax liabilities, including items that do not specifically relate to either business, will be shared equally. Viacom and CBS Corporation will generally be jointly responsible for managing any dispute relating to income taxes for which both parties may be responsible. The Tax Matters Agreement also provides that, depending on the event, Viacom may have to indemnify CBS Corporation, or CBS Corporation may have to indemnify Viacom, for some or all of the taxes resulting from the transactions related to the merger and the distribution of Viacom common stock if the merger and distribution do not qualify as tax-free under Sections 355 and 368 of the Code.

Transactions Among Companies Owned by or Affiliated with NAI

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the years ended December 31, 2006, 2005 and 2004, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $13.4 million, $14.6 million, and $11.2 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway Games Inc. (“Midway”) as of December 31, 2006. Midway places advertisements on several of Viacom’s cable networks from time to time. During the years ended December 31, 2006, 2005 and 2004, Midway made payments to MTVN of approximately $4.1 million, $5.9 million and $5.5 million, respectively. We believe that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. We may continue to enter into these and other business transactions with Midway in the future.

In December 2005, we entered into an agreement with NAI and NAIRI pursuant to which we agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchase of shares under the stock repurchase program. For the year ended December 31, 2006, 53.4 million shares had been repurchased in the open market under the program for an aggregate purchase price of $2.08 billion. For the year ended December 31, 2006, 6.9 million shares have been repurchased under the NAIRI agreement for an aggregate price of $269.5 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Response to this is included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk.”

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has prepared and is responsible for our consolidated financial statements and related notes. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of December 31, 2006, Viacom maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

VIACOM INC.
By:	/S/ PHILIPPE P. DAUMAN
Philippe P. Dauman President and Chief Executive Officer

By:	/S/ THOMAS E. DOOLEY
Thomas E. Dooley Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

By:	/S/ JACQUES TORTOROLI
Jacques Tortoroli Senior Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

We have completed an integrated audit of Viacom Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP

New York, New York

February 27, 2007

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
(in millions, except earnings per share amounts)	2006	2005	2004

Revenues	$11,466.5	$9,609.6	$8,132.2
Expenses:
Operating	6,058.4	4,737.4	3,908.0
Selling, general and administrative	2,270.8	2,246.8	1,689.8
Depreciation and amortization	365.5	259.0	251.6

Total expenses	8,694.7	7,243.2	5,849.4

Operating income	2,771.8	2,366.4	2,282.8

Interest expense, net	(443.4)	(19.1)	(20.9)
Other items, net	(13.6)	(29.0)	(17.7)

Earnings from continuing operations	2,314.8	2,318.3	2,244.2

Provision for income taxes	(737.8)	(1,020.0)	(808.2)
Equity in earnings (loss) of affiliated companies, net of tax	7.3	9.4	(40.0)
Minority interest, net of tax	(14.0)	(3.8)	(3.1)

Net earnings from continuing operations	1,570.3	1,303.9	1,392.9

Discontinued operations, net of tax	21.8	(47.0)	(1,099.2)

Net earnings	$1,592.1	$1,256.9	$293.7

Basic earnings per common share amounts:
Earnings per share, continuing operations	$2.20	$1.73	$1.85
Earnings (loss) per share, discontinued operations	$0.03	$(0.06)	$(1.46)
Net earnings per share	$2.23	$1.67	$0.39

Diluted earnings per common share amounts:
Earnings per share, continuing operations	$2.19	$1.73	$1.85
Earnings (loss) per share, discontinued operations	$0.03	$(0.06)	$(1.46)
Net earnings per share	$2.22	$1.67	$0.39

Weighted average number of common shares outstanding:
Basic	715.2	751.6	751.6
Diluted	716.2	751.6	751.6

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except par value)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$705.8	$361.1
Receivables, less allowances of $142.9 and $138.6, respectively	2,238.4	1,981.7
Inventory	622.9	506.6
Deferred tax assets, net	265.5	132.0
Prepaid and other assets	378.5	531.4

Total current assets	4,211.1	3,512.8

Property and equipment, net	1,206.2	1,179.9
Inventory	3,783.8	2,973.2
Goodwill	11,137.0	10,361.4
Intangibles, net	893.5	370.8
Other assets	565.1	717.5

Total assets	$21,796.7	$19,115.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449.7	$394.0
Accrued expenses	1,582.1	1,201.6
Participants’ share, residuals and royalties payable	1,225.3	673.0
Program rights	369.8	321.2
Deferred revenue	386.9	284.5
Financing obligations	63.9	55.8
Other liabilities	539.1	338.5

Total current liabilities	4,616.8	3,268.6

Financing obligations – noncurrent	7,584.0	5,702.1
Program rights	505.5	459.8
Participants’ share, residual and royalties payable	383.9	471.7
Deferred tax liabilities, net	154.5	41.2
Other liabilities	1,358.8	1,381.9
Minority interests	27.0	2.4

Commitments and contingencies (Note 16)

Stockholders’ equity:
Class A Common Stock, par value $0.001, 375.0 authorized; 59.7 and 65.7 outstanding, respectively	0.1	0.1
Class B Common Stock, par value $0.001, 5,000.0 authorized; 633.5 and 685.9 outstanding, respectively	0.6	0.7
Additional paid-in capital	7,872.4	7,837.3
Treasury stock	(2,345.1)	—
Retained earnings	1,592.1	—
Accumulated other comprehensive income (loss)	46.1	(50.2)

Total stockholders’ equity	7,166.2	7,787.9

Total liabilities and stockholders’ equity	$21,796.7	$19,115.6

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net earnings	$1,592.1	$1,256.9	$293.7
Discontinued operations, net of tax	(21.8)	47.0	1,099.2

Net earnings from continuing operations	1,570.3	1,303.9	1,392.9
Reconciling items:
Provision for deferred taxes	149.4	20.1	10.8
Depreciation and amortization	365.5	259.0	251.6
Feature film and program amortization	2,724.8	1,862.2	2,174.7
Securitization facilities	500.0	—	—
Stock based compensation	80.2	15.1	—
Equity in affiliates and minority interest, net	6.7	(5.6)	43.1
Distributions from affiliated companies	24.0	44.5	16.3
Operating assets and liabilities, net of acquisitions:
Receivables, excluding impact of securitization	(18.2)	(98.4)	(76.3)
Inventory and program rights	(3,249.2)	(2,047.1)	(2,292.3)
Accounts payable and accrued expenses	(31.1)	405.1	221.1
Deferred revenue	(19.2)	(5.3)	(33.2)
Other, net	166.7	(98.0)	9.2
Discontinued operations, net	—	(19.6)	266.2

Net cash flow from operating activities	2,269.9	1,635.9	1,984.1

INVESTING ACTIVITIES
Business combinations, net of cash acquired	(1,415.5)	(356.1)	(363.7)
Business dispositions	700.6	404.2	—
Capital expenditures	(209.7)	(193.0)	(140.5)
Investments in and advances to equity affiliates and other, net	(8.3)	(8.8)	(74.3)
Special distribution from Blockbuster	—	—	738.1
Other, net	—	(5.7)	(14.9)
Discontinued operations, net	—	(5.7)	(433.3)

Net cash flow from investing activities	(932.9)	(165.1)	(288.6)

FINANCING ACTIVITIES
Borrowings from banks	2,911.0	5,401.5	—
Repayments to banks	(8,316.0)	—	—
Senior notes and debentures, net of deferred financing costs	6,162.7	—	—
Commercial paper	1,093.6	—	—
Repayment of acquired notes payable and preferred interest	(659.5)	—	—
Proceeds from cash flow hedge	88.0	—	—
Special dividend to Former Viacom	(206.1)	(5,400.0)	—
Net (contributions) receipts with CBS Corporation	253.6	(1,182.9)	(1,734.0)
Payment of capital lease obligations	(58.3)	(61.1)	(52.1)
Purchase of treasury stock	(2,318.3)	—
Exercise of stock options and other, net	36.5	(8.4)	(7.9)
Discontinued operations, net	—	(0.3)	(50.4)

Net cash flow from financing activities	(1,012.8)	(1,251.2)	(1,844.4)

Effect of exchange rate changes on cash and cash equivalents	20.5	(8.5)	5.8

Net change in cash and cash equivalents	344.7	211.1	(143.1)
Cash and cash equivalents at beginning of period	361.1	150.0	293.1

Cash and cash equivalents at end of period(a)	$705.8	$361.1	$150.0

(a)	For the year ended December 31, 2004, cash and cash equivalents includes $1.1 million of cash related to discontinued operations, net.

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock/ Additional Paid-in capital	Retained Earnings	Treasury Stock	Other Comp- rehensive income/(loss)	Total	Comp- rehensive Income
Balance at December 31, 2003	$15,844.2	$—	$—	$(28.5)	$15,815.7	$—

Net earnings	293.7	—	—	—	293.7	293.7
Acquisitions	363.7	—	—	—	363.7	—
Dispositions	(963.0)	—	—	—	(963.0)	—
Translation adjustments	—	—	—	(2.9)	(2.9)	(2.9)
Unrealized gain on securities	—	—	—	0.5	0.5	0.5
Cash flow hedges	—	—	—	2.9	2.9	2.9
Minimum pension adjustment	—	—	—	(10.9)	(10.9)	(10.9)
Net contributions to CBS Corp.	(2,073.4)	—	—	—	(2,073.4)	—
Discontinued operations	—	—	—	38.9	38.9	38.9

Balance at December 31, 2004	13,465.2	—	—	—	13,465.2	322.2

Net earnings	1,256.9	—	—	—	1,256.9	1,256.9
Acquisitions	356.1	—	—	—	356.1	—
Disposals	(391.1)	—	—	—	(391.1)	—
Translation adjustments	—	—	—	(47.2)	(47.2)	(47.2)
Unrealized loss on securities	—	—	—	(0.2)	(0.2)	(0.2)
Cash flow hedges	—	—	—	(2.7)	(2.7)	(2.7)
Minimum pension adjustment	—	—	—	(9.4)	(9.4)	(9.4)
Discontinued operations	—	—	—	9.3	9.3	9.3
Special dividend to Former Viacom	(5,400.0)	—	—	—	(5,400.0)	—
Net contributions to CBS Corp.	(1,449.0)	—	—	—	(1,449.0)	—

Balance at December 31, 2005(a)	7,838.1	—	—	(50.2)	7,787.9	1,206.7

Net earnings	—	1,592.1	—	—	1,592.1	1,592.1
Stock awards:
Compensation expense	87.1	—	—	—	87.1	—
Exercise of stock options, and other	45.1	—	—	—	45.1	—
Purchase of treasury stock	—	—	(2,345.1)	—	(2,345.1)	—
Translation adjustments	—	—	—	71.9	71.9	71.9
Unrealized gain on securities	—	—	—	0.9	0.9	0.9
Cash flow hedges	—	—	—	50.9	50.9	50.9
Minimum pension adjustment	—	—	—	11.9	11.9	11.9
Adoption of FAS 158, net of tax	—	—	—	(39.3)	(39.3)	—
Special dividend to Former Viacom	(376.1)	—	—	—	(376.1)	—
Net contributions from CBS Corp.	274.3	—	—	—	274.3	—
Adoption of SAB No. 108, net	4.6	—	—	—	4.6	—

Balance at December 31, 2006	$7,873.1	$1,592.1	$(2,345.1)	$46.1	$7,166.2	$1,727.7

(a)	In connection with the separation from CBS Corporation, the Company issued 65.7 million shares of Class A common stock with par value of $0.001 and 685.9 million shares of Class B common stock with par value of $0.001. Stockholders’ equity amounts prior to the Separation were classified as Invested Capital.

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company with prominent and respected brands. Viacom manages its operations through two reportable operating segments: (i) Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and (ii) Filmed Entertainment, which includes Paramount Pictures Corporation (“Paramount”) and Famous Music Publishing Companies (“Famous Music”). Previously, we referred to these segments as Cable Networks and Entertainment. The Media Networks brands are focused on connecting with key demographics attractive to advertisers across multiple distribution platforms including cable television program services and digital media assets. Viacom produces its own programs or acquires programming rights from others that target specific demographics and provides content to various distribution platforms. The Filmed Entertainment segment includes Paramount, which produces, finances and distributes feature motion pictures and Famous Music, which engages in music publishing.

On December 31, 2005, the Company became a stand-alone public entity in connection with the separation from the former Viacom Inc. (“Former Viacom”). Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom. The separation was effected through a merger of Former Viacom and one of its wholly-owned subsidiaries, pursuant to which Former Viacom continued as the surviving entity and was renamed CBS Corporation. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement, in December 2005 the Company paid a preliminary special dividend to Former Viacom of $5.40 billion which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005. In March 2006, the Company received from CBS Corporation an initial statement that the dividend should be increased and, subsequently in May 2006, the Company paid $170.2 million to CBS Corporation for undisputed amounts. During 2006, further claims were made by CBS Corporation of which we paid $35.9 million. In January 2007, the Company finalized a full settlement with CBS Corporation and paid $170.0 million. The settlement amount was accrued in the Company’s balance sheet as of December 2006, with a corresponding reduction of the Company’s additional paid-in capital.

Basis of Presentation

As a result of the separation from Former Viacom, consolidated financial statements for periods ending on or prior to December 31, 2005 are presented on a carve-out basis. Accordingly the assets and liabilities of Viacom assigned to the Company pursuant to the terms of the Separation Agreement have been accounted for at the historical book values carried by Former Viacom prior to the separation. Indebtedness, other than certain capital lease obligations, was not transferred to Viacom and remained at CBS Corporation. Accordingly, debt service cost is not reflected in the Consolidated Statements of Earnings for the years ended December 31, 2005 and 2004.

The Consolidated Statements of Earnings for the years ended December 31, 2005 and 2004 include allocations of Former Viacom corporate expenses and Paramount corporate overhead of $162.0 million and $136.2 million, respectively, primarily included within selling, general and administrative costs. The allocations are generally meant to reflect the utilization of shared corporate facilities, people and services of Former Viacom by the Company. Management believes the methodologies used to allocate charges for the services described above are reasonable.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The historical carve-out consolidated financial statements may not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been if the Company had been a separate stand-alone entity for periods prior to and including December 31, 2005.

Discontinued Operations

On July 22, 2005, Former Viacom sold Famous Players Inc. (“Famous Players”), a Canadian-based theater chain, for approximately $400.0 million. In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. (“Blockbuster”). Famous Players and Blockbuster has been presented as a discontinued operation for all periods presented.

Accounting Changes

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).

Prior to our application of the guidance in SAB 108, we used the roll-over method for quantifying financial statement misstatements. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.

SAB 108 permits companies to initially apply its provisions either by (i) restating prior financial statements as if the provisions had always been applied or (ii) recording the cumulative effect of initially applying SAB 108 as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of stockholders’ equity. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects up to January 1, 2006 of applying the guidance in SAB 108:

	Adjustment at January 1, 2006	Origination Period of Misstatement(1)
		Year ended December 31,		2003 and Prior
(in millions)		2005	2004

Media Networks(2)	$32.0	$(16.6)	$(1.8)	$50.4
Filmed Entertainment(3)	(59.0)	(10.8)	(21.2)	(27.0)

(Increase)/decrease in operating income	(27.0)	(27.4)	(23.0)	23.4
Provision for income taxes	22.4	10.7	9.0	2.7

(Increase)/decrease in net earnings	—	(16.7)	(14.0)	26.1

Increase to stockholders’ equity	$(4.6)

(1)	The Company quantified these errors under the roll-over method and concluded that they were immaterial, individually and in the aggregate.
(2)	The adjustment for Media Networks is in respect of ratings guarantees provided to advertisers on the Company’s media networks and amounts accrued for marketing cost in excess of actual cost incurred. Prior to 2006, the Company’s policy was to record a liability for amounts due to advertisers only for amounts in excess of a de-minimus threshold. The cumulative pre-tax impact for this item is the correction of a $47.8 million overstatement of revenue and a corresponding understatement of deferred revenue. Partially offsetting the operating impact of the revenue adjustment described above, is the correction of a $15.8 million cumulative overstatement of operating expenses and a corresponding overstatement of accrued marketing expenses.
(3)	The Filmed Entertainment pre-tax adjustment represents amounts accrued for marketing and manufacturing costs in excess of actual costs incurred. The cumulative impact of the adjustment was a correction of an overstatement of operating expenses of $59 million with a corresponding overstatement of accrued marketing expenses of $33 million and a $26 million understatement of inventory for product previously sold.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Statement No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”) was released. FAS 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. FAS 158 was adopted by the Company as of December 31, 2006. Upon adoption, the Company recorded a pre-tax reduction to accumulated other comprehensive income of $64.5 million ($39.3 million after tax) representing the difference between the funded status of the plans based on the projected benefit obligation and the amounts recorded on our balance sheet as of December 31, 2006.

For additional information regarding the adoption of FAS 158, please refer to Note 12.

Statement No. 123(R) and SAB No. 107

The Company has adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) as of January 1, 2006. FAS 123(R) requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. FAS 123(R) also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

In adopting FAS 123(R), the Company elected the modified prospective application method. As such, periods prior to January 1, 2006 are presented in accordance with the disclosure only provisions of FASB Statement 123, Accounting for Stock-Based Compensation (“FAS 123”), the standard prior to FAS 123(R). The following table reflects the effect on net earnings if the Company had applied the fair value recognition provisions of FAS 123 to stock based employee compensation in these periods. The pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005:

	Year Ended December 31,
(in millions, except per share amounts)	2005	2004

Net earnings	$1,256.9	$293.7
Stock option expense, net of tax	(140.3)	(119.5)

Proforma net earnings	$1,116.6	$174.2

Basic and diluted earnings per common share:
Net earnings	$1.67	$0.39
Proforma net earnings	$1.49	$0.23

For additional information regarding the adoption of FAS 123(R), please refer to Note 11.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Viacom Inc. and its subsidiaries after elimination of intercompany accounts and transactions. The accounts of variable interest entities (VIEs) as defined in FASB Interpretation (“FIN”) No. 46 (as revised) Variable Interest Entities (“FIN 46(R)”) are not

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

included in the consolidated financial statements as the Company is not the primary beneficiary of any VIE in which we participate. Additional disclosures are provided throughout these notes, including in the commitments and contingencies section, with respect to our participation in VIEs. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded, after tax, as a component of equity in earnings (loss) of affiliated companies. Related party transactions between the Company and CBS Corporation have not been eliminated.

Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of film ultimate revenues, product returns, amount of receivables expected to be collected, potential outcome of uncertain tax positions, determination of fair value of acquired assets and liabilities, determination of fair value of equity based compensation and determination of pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Revenue

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured.

Advertising revenue earned by the Media Networks segment is recognized, net of commissions, when the advertisement is aired and the contracted audience rating is met. Should the advertisement fail to meet the contracted audience rating, the Company establishes a liability referred to as an audience deficiency unit liability. The liability is typically relieved when the audience rating is met, typically through the provision of additional air time for the advertiser.

Affiliate fees recognized by the Media Networks segment are received from cable television operators, direct-to-home satellite operators and other distributors and licensing earned associated with consumer products are recognized as earned when the service has been provided.

Revenue in connection with the exhibition of feature films by the Filmed Entertainment segment is accounted for in accordance with Statement of Position (“SOP”) No. 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”). Revenue is recognized from theatrical distribution of motion pictures upon exhibition. For home entertainment product revenue is recognized on the later of the shipment or the date that those products are made widely available for sale by retailers. Revenue from the licensing of feature films and original programming for exhibition in television markets is recognized upon availability for telecasting by the licensee. Revenue for video-on-demand and similar pay-per-view arrangements is recognized as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Sales Returns

The Company records a provision for sales returns and allowances at the time of sale based upon an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Inventory

Inventories related to theatrical and cable programs (which include direct production costs, theatrical production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized and estimated liabilities for residuals and participations are accrued for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income.

The cost of theatrical development projects is amortized over a three year period unless they are abandoned earlier, in which case these projects are written down to their estimated net realizable value in the period the decision to abandon the project is determined.

The Company acquires rights to programming and produces programming to exhibit on its media networks which is also included as a component of inventory. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and related costs and obligations are recorded when the license period has begun, and when the program is accepted and available for airing.

Gross versus Net Revenue Recognition

The Company earns and recognizes revenues as distributor on behalf of third-parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether the Company acts as the principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. In concluding on whether or not the Company acts as principal, the guidance set forth by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) is followed. The determination is based on an evaluation on which party has the substantial risks and rewards of ownership under the terms of an arrangement.

The Company’s most significant distribution arrangements are with DreamWorks Animation SKG, Inc. (“DreamWorks Animation”) and DW Funding LLC (“DW Funding”). Under the terms of the DreamWorks Animation and DW Funding distribution agreements, the Company is generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company retains a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a film-by-film basis prior to any participation payments to DreamWorks Animation or DW Funding. As primary obligor, revenue and related distribution and marketing costs are presented on a gross basis in accordance with EITF 99-19.

Advertising Expense

The Company expenses advertising costs as incurred in accordance with SOP 93-7 Reporting on Advertising Costs. Print and advertising expenses for theatrical and television product is expensed in accordance with SOP 00-2. The Company incurred total advertising expenses of $1.20 billion in 2006, $888.0 million in 2005 and $915.5 million in 2004.

Business Combinations and Intangible Assets Including Goodwill

The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair value at the date of acquisition.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies, generally revenue synergies, between the acquired entities and the Company and the acquired assembled workforce. Identifiable intangible assets with finite lives are amortized over their estimate useful lives, which ranges from 5 to 40 years.

Impairment

Amortizable assets are tested for impairment based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets related to continuing operations has been identified during any of the periods presented. Goodwill and indefinite lived intangible are tested annually for impairment, or sooner when circumstances may indicate impairment may exist, using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business, which is one level below that operating segment. No impairment of goodwill and indefinite lived intangible assets related to continuing operations has been identified during any of the periods presented.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments, unfunded pension liability, gains or losses on certain derivative financial instruments, and unrealized gains and losses on certain investments in debt and equity securities.

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Basic earnings per share for the years ended December 31, 2005 and 2004 was computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding as of January 1, 2005.

The determination of diluted earnings per common share includes the potential dilutive effect of stock options and restricted share units based upon the application of the treasury stock method. Diluted earnings per common share for the years ended December 31, 2005 and 2004 are equal to basic earnings per share as no dilutive securities were outstanding for such period.

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Year Ended December 31,
(in millions, except per share amounts)	2006	2005	2004

Net earnings from continuing operations	$1,570.3	$1,303.9	$1,392.9

Weighted average common shares outstanding, basic	715.2	751.6	751.6
Dilutive effect of stock options	0.9	—	—
Dilutive effect of restricted stock units	0.1	—	—

Weighted average common shares outstanding, dilutive	716.2	751.6	751.6

Earnings per share, continuing operations:
Basic	$2.20	$1.73	$1.85
Diluted	$2.19	$1.73	$1.85

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Stock options to purchase 39.7 million shares and 2.2 million restricted share units of common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the year ended December 31, 2006.

Provision for Income Taxes

The Company accounts for income taxes as required by FASB Statement No. 109 Accounting for Income Taxes (“FAS 109”). Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

For federal income tax purposes for the year ended December 31, 2005 and prior, the Company filed a consolidated tax return with CBS Corporation. Pursuant to the Tax Matters Agreement with CBS Corporation, the Company determined its federal tax liability principally on a separate company basis and paid any liability to CBS Corporation. State tax returns for the years ended December 31, 2005 and prior are filed on an individual company basis except for certain states where they were filed on a combined basis with CBS Corporation. Pursuant to the Tax Matters Agreement, the Company determined its state tax liability for those combined states on a separate company basis and paid such tax to CBS Corporation.

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

Pension and Other Postretirement Benefits

The Company and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension and other postretirement benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with repairs and maintenance of property is expensed as incurred.

Securitizations

The Company has certain accounts receivable securitization facilities that provide for the accelerated receipt of cash on certain advertising and affiliate receivables of the Media Networks segment and certain home entertainment receivables of the Filmed Entertainment segment. The securitized transactions are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125, (“FAS 140”) because the Company has relinquished control of the receivables.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Investments

The Company’s investments primarily consist of investments in affiliates and cost investments. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in privately held companies consist primarily of investments in start-up companies in which the Company does not have the ability to exercise significant control over operating and financial policies. These investments are accounted for under the cost method. The Company monitors cost basis investments for impairment at least annually and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based on qualitative and quantitative information. The Company’s investments are included in other noncurrent assets in the Consolidated Balance Sheets.

Foreign Currency

Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while the results of operations are translated at average rates for the respective period. The financial position and results of operations of substantially all foreign operations of the Media Networks segment are consolidated using the local currency as the functional currency and substantially all foreign operations of the Filmed Entertainment segment are consolidated using the United States (“US”) dollar as the functional currency.

Treasury Stock

Treasury stock is accounted for using the cost method.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Reclassification

Certain amounts have been reclassified to conform to the 2006 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

FIN No. 48

In July 2006, FIN No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) was released. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FAS 109. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company continues to evaluate the impact of the adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for the Company beginning January 1, 2007.

Statement No. 159

In February 2007, FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) was released. FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the potential effect of FAS 159 on the financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Statement No. 157

In September 2006, FASB Statement No. 157 Fair Value Measurements, (“FAS 157”) was released. FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the potential effect of FAS 157 on the financial statements.

The following additional standards issued by the FASB have been evaluated and are not expected to have an impact to the consolidated financial position, results of operations or cash flows.

Statement No. 156

In March 2006, FASB Statement No. 156 Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 156”) was issued. FAS 156 requires that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. FAS 156 is effective for the Company beginning January 1, 2007.

Statement No. 155

In February 2006, FASB Statement No. 155 Accounting for Certain Hybrid Financial Instruments (“FAS 155”) was released. FAS 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for the Company beginning January 1, 2007.

NOTE 4. BUSINESS COMBINATIONS

DreamWorks L.L.C.

On January 31, 2006, the Company completed the acquisition of DreamWorks L.L.C. (“DreamWorks”) a leading producer of live-action motion pictures and television programming. The total consideration of $1.53 billion, net of cash acquired of $257.2 million, consisted of $1.11 billion of cash paid, $657.4 million of assumed note payables and preferred interest and $22.5 million of stock based compensation and transaction costs. The preferred interest assumed was repurchased and cancelled prior to March 31, 2006 and the assumed notes payable were repaid prior to June 30, 2006.

The table below provides a summary of purchase price allocations as of the acquisition date:

(in millions)	Amount	Average Life

Film inventories, including live-action library	$1,093.7	10 years
Distribution and fulfillment services	280.0	8 years
Trademarks	12.8	6 years
Output agreements	7.5	7 years
Working capital deficit, net	(159.7)
Goodwill	295.0

Total purchase price, net of cash acquired	$1,529.3

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The results of operations for DreamWorks is included as part of Paramount in the Filmed Entertainment segment beginning February 1, 2006. The following unaudited proforma financial information presents the combined results of operations of the Company and DreamWorks as if the acquisition had occurred as of January 1, 2005. The unaudited proforma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations:

	Year Ended December 31,
(in millions, except per share amounts)	2006	2005

Revenues	$11,658.9	$11,944.1
Net earnings from continuing operations	1,568.0	1,148.2
Net earnings	1,589.8	1,106.2

Net earnings per common share:
Basic	$2.22	$1.47
Diluted	$2.22	$1.47

Sale of DreamWorks Live-Action Film Library

Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 16, 2005. Title to the live-action library is held by DW Funding, previously a wholly-owned subsidiary of DreamWorks. In May 2006, the Company sold a fifty-one percent controlling interest in DW Funding to Soros Strategic Partners LP (“Soros”) and Dune Entertainment II LLC (“Dune”). No gain or loss was recognized in connection with the sale of a controlling interest in DW Funding as the sale of the live-action film library was contemplated at the time of the DreamWorks acquisition. In connection with the sale, DW Funding entered into senior borrowings with a third-party and mezzanine financings with Soros and Dune, the proceeds of which were utilized to fund the cash paid to the Company for the sale of the library. The Company received $675.3 million net proceeds, after considering closing adjustments, which was principally utilized to repay notes acquired as part of the DreamWorks acquisition. DW Funding is a variable interest entity; however, the Company is not the primary beneficiary and therefore accounts for its minority interest held in DW Funding based on the equity method of accounting.

In connection with the sale of the live-action film library, the Company entered into an exclusive five-year agreement to provide distribution services for the library. The Company has determined that it is the primary obligor with respect to providing these services and accounts for revenues earned and costs incurred on a gross recognition basis pursuant to EITF 99-19. In the event that Soros and Dunes continue to own DW Funding after the fifth year, the distribution agreement will automatically renew.

Other Business Combinations

In October 2006, the Company completed its acquisition of Harmonix Music Systems Inc. (“Harmonix”), the developer of Guitar Hero and other music gaming titles. In addition, to the extent financial results exceed specific contractual targets against a defined gross profit metric, Harmonix shareholders may be eligible for incremental earn-out payments through 2008. Such incremental payments are not expected to be material to the Company’s financial condition and will be treated as additional consideration if paid. In September 2006, the Company acquired Atom Entertainment, Inc., a portfolio of four leading online destinations for casual games, short films and animation. In May 2006, the Company completed its acquisition of Xfire, Inc, a leading gaming and social networking service. Additional amounts of up to $8.0 million will be paid out over four years based

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

upon continued service of certain employees and recognized as compensation expense as a component of selling, general and administrative expenses. Additional acquisitions completed during the year include Quizilla, LLC; Y2M: Youth Media & Marketing and Caballero Television. In total, the Company paid $463.0 million in aggregate cash consideration, net of cash acquired.

The Company also acquired additional interests in four entities previously accounted for under the equity method of accounting. In December 2006, the Company completed the acquisition of the remaining interest in MTV Poland. In September 2006, the Company completed the acquisition of the remaining 64% interest in MTV Japan. In August 2006, the Company acquired the remaining 58% interest of BET Interactive, the owner of the BET.com. In June 2006, the Company acquired an additional ten percent interest in Nickelodeon UK Limited (“Nick UK”). Previously, Nick UK was a fifty-fifty joint venture with BSkyB. With the additional interest, the Company obtained control of Nick UK and began consolidating its operations as of June 1, 2006. All additional interests were acquired for an aggregate cash consideration, net of cash acquired, of $99.7 million.

Prior Acquisitions

In October 2005, the Company acquired iFilm and in June 2005, the Company acquired Neopets, Inc. both of which have been consolidated as part of the Media Networks segment from the date of closing of the respective transactions. In August 2005, the Company acquired Extreme Music, consolidated as part of the Filmed Entertainment segment. In 2004, the Company acquired the remaining interest of VIVA Media AG which is consolidated from the date of closing within the Media Networks segment.

The proforma impact of these and other business combinations completed during the years ended December 31, 2006, 2005 and 2004, either individually or in the aggregate, were not material to the Company for the periods presented.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the years ended December 31, 2006 and 2005, the changes in the book value of goodwill by segment were as follows:

Goodwill (in millions)	Media Networks	Filmed Entertainment

Balance at January 1, 2005	$8,964.0	$1,302.9
Additions	226.2	—
Purchase price adjustments	(126.8)	40.0
Foreign currency translation	(44.9)	—

Balance at December 31, 2005	9,018.5	1,342.9
Additions	371.9	295.0
Purchase price adjustments	58.4	5.0
Foreign currency translation	45.3	—

Balance at December 31, 2006	$9,494.1	$1,642.9

The net carrying amount of goodwill increased $775.6 million during 2006 principally as a result of the acquisition of Harmonix, Atom Entertainment, MTV Japan and Xfire by the Media Networks segment and DreamWorks by the Filmed Entertainment segment.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Intangible Assets

The following table details the Company’s intangible asset balances by major asset classes:

Intangible Assets	December 31,
(in millions)	2006	2005

Finite lived intangible assets:
Subscriber agreements	$440.0	$406.5
Film distribution and fulfillment services	343.5	—
Other intangible assets	433.1	161.8

Total finite lived intangible assets	1,216.6	568.3
Less accumulated amortization	(449.2)	(313.0)

Finite lived intangible assets, net	$767.4	$255.3

Trademarks, indefinite lived(1)	126.1	115.5

Total intangible assets	$893.5	$370.8

(1)	Amounts include the impact of foreign currency translation.

The net carrying amount of intangible assets increased $522.7 million during 2006, principally as a result of the acquisition of DreamWorks by the Filmed Entertainment segment including the acquisition of distribution and fulfillment services contracts related to film product primarily with DreamWorks Animation in addition to the acquisitions of Harmonix, Atom Entertainment and MTV Japan by the Media Networks segment.

Amortization expense relating to intangible assets was $135.0 million in fiscal year 2006, $71.0 million in fiscal year 2005, and $60.7 million in fiscal year 2004. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization at December 31, 2006 to be as follows for each of the next five succeeding years:

(in millions)	2007	2008	2009	2010	2011

Amortization expense	$144.5	$105.6	$104.3	$98.7	$72.9

NOTE 6. PRODUCTION AND FILM INVENTORY

Production and Film Inventory	December 31,
(in millions)	2006	2005

Production and Film Inventory:
Released, net of amortization	$834.2	$723.4
Completed, not yet released	31.1	46.2
In process and other	909.1	483.2
Television and original programming	1,165.4	1,007.5
Acquired Program rights	1,295.1	1,066.7
Merchandise and other inventory	171.8	152.8

Total inventory	4,406.7	3,479.8
Less current portion	(622.9)	(506.6)

Total inventory, noncurrent	$3,783.8	$2,973.2

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company expects to amortize approximately $480.7 million of production and film costs for its completed and released films and completed but not yet released during the year ending December 31, 2007 using the individual-film-forecast computation method. In addition, the Company expects to amortize approximately 91.5% of unamortized production and film costs for released theatrical and television products, excluding acquired film libraries, at December 31, 2006 within the next three years.

As of December 31, 2006, unamortized film libraries of approximately $97.7 million remain to be amortized on a straight-line basis over an average remaining life of seven years.

NOTE 7. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations	December 31,
(in millions)	2006	2005

Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750.0	$—
Senior notes due 2011, 5.750%	1,492.2	—
Senior notes due 2016, 6.250%	1,493.9	—
Senior debentures due 2036, 6.875%	1,733.0	—
Senior notes due 2055, 6.850%	750.0	—
Commercial paper	1,093.6	—
Credit facilities:
Term facility	—	5,405.0
$3.25 billion revolving facility	—	—
Obligations under capital leases	335.2	352.9

Total financing obligations	7,647.9	5,757.9
Less current portion	(63.9)	(55.8)

Total non-current financing obligations	$7,584.0	$5,702.1

Senior Notes and Debentures

In April 2006, the Company completed a private placement of $4.75 billion in aggregate principal amounts of fixed rate, per annum, senior notes and debentures. The offering consisted of 5.75% Senior Notes due 2011, 6.25% Senior Notes due 2016 and 6.875% Senior Debentures due 2036. In addition, in June 2006, the Company completed a private placement of $750.0 million in floating rate senior notes, due on June 16, 2009, that bear interest at a per annum rate equal to the three-month London Interbank Offer Rate (“LIBOR”) plus 0.35%, to be reset quarterly. In accordance with the terms of the private placements in April and June 2006 (collectively, the “Private Placements”), the Company completed an offer to exchange the unregistered senior notes and debentures for senior notes and debentures that are registered with the Securities and Exchange Commission in October 2006. Furthermore, in December 2006, the Company completed a public debt offering of $750.0 million. These senior notes were issued with a coupon of 6.85% and are due in December 2055. In accordance with the terms of the Company’s credit facilities which are further described below, we utilized the net proceeds from the offerings described above to repay amounts outstanding under our term credit facility and a portion of the amounts outstanding under our commercial paper program.

At December 31, 2006, the total unamortized discount related to the fixed rate senior notes and debentures was $30.9 million. Based on the level of interest rates prevailing at December 31, 2006, the fair value of the Company’s fixed-rate debt exceeded its carrying value by $36.0 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Credit Facilities

As of December 31, 2006, the credit facility is comprised of a single $3.25 billion revolving facility due December 2010. The primary purpose of the facility is to fund short term liquidity needs and to support future commercial paper borrowings. Borrowing rates under the revolving facility are determined at the time of each borrowing and are based generally on the LIBOR plus a margin based on the senior unsecured credit rating of the Company. A facility fee is paid based on the total amount of the commitments. In addition, the Company may borrow in certain foreign currencies up to specified limits under the revolving facility.

At December 31, 2005, the credit facilities totaled $9.25 billion, comprised of the $3.25 billion revolving facility discussed above and a $6.0 billion term facility with portions due in March 2007 and June 2007. As of December 31, 2005, the Company had outstanding borrowings of $5.40 billion under the term facility which was utilized to pay the initial special dividend to Former Viacom.

Commercial Paper

At December 31, 2006, the outstanding commercial paper had a weighted average interest rate of 5.62% and average maturity of less than 80 days. The commercial paper is classified as non-current financing obligations as the Company has the intent and ability through utilization of the $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

The Company’s scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2006 were as follows:

(in millions)	2007	2008	2009	2010	2011	2012 Thereafter

Long-term debt	$—	$—	$750.0	$1,093.6	$1,500.0	$4,000.0

Interest expense on debt borrowings was $425.4 million in 2006 and $2.42 million in 2005. Total interest paid on borrowings during 2006 was $369.3 million. With the exception of capital leases, due to the timing of its debt borrowings in 2005, the Company did not pay any interest in that year. In 2004, with the exception of capital leases, there were no debt borrowings and, as such, the Company did not incur interest expense and therefore did not make any interest payments.

NOTE 8. FINANCIAL INSTRUMENTS

FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), as amended, requires all derivatives to be recorded on the balance sheet at fair value. FAS 133 also established rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of other items, net. At December 31,

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2006, the notional value of all foreign exchange contracts was $253.0 million, of which $1.6 million related to the hedging of future production costs. The remaining $251.4 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2005, the notional value of all foreign exchange contracts was $109.1 million, of which $33.6 million related to the hedging of future production costs. The remaining $75.5 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

The Company’s interest expense is exposed to movements in short-term rates. Interest rate swap agreements may be used to modify this exposure at the discretion of the Company. During the first quarter of fiscal year 2006, the Company had entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter of fiscal year 2006, the Company terminated the swaps, resulting in cash proceeds to the Company of approximately $88.0 million that was principally recorded as a component of other comprehensive income, net of tax. Such amount recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures. As of December 31, 2006, there were no interest rate swaps outstanding.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2006, due to the wide variety of customers, markets and geographic areas from which the Company derives its revenue.

NOTE 9. SECURITIZATION OF RECEIVABLES

The Company sells on a revolving nonrecourse basis, a percentage ownership interest in certain accounts receivable (the “Pooled Receivables”) through an SPE to third-party conduits sponsored by financial institutions. The Pooled Receivables generally consist of receivables that are short-term in nature. These securitizations are accounted for as sales in accordance with generally accepted accounting principles, principally because the Company has relinquished control of the receivables. As such, accounts receivables sold under the facilities are excluded from receivables in the Consolidated Balance Sheets.

As consideration for Pooled Receivables sold through the securitization facilities, the Company receives cash and a retained interest. The retained interests are included in receivables on the accompanying Consolidated Balance Sheets. The retained interest may become uncollectible to the extent an SPE has credit losses or operating expenses. In addition, the Company is the servicer of the receivables on behalf of the SPEs, for which the Company is paid a fee. Such servicing fee has not been material to any period presented. Given the short term nature of the Pooled Receivables, the fair value of the retained interest approximated its carrying value at each reporting period. Any gain or loss incurred as a result of such sales is recognized in the period in which the sale occurs.

As of December 31, 2006 and 2005, the Company had a total of $950.0 million and $450.0 million outstanding under securitization programs, respectively. During 2006, the Company increased the Media Networks segment program with respect to advertising and affiliate receivables by $200.0 million to $650.0 million. Also in 2006, the Company entered into a securitization program with respect to home entertainment receivables of the Filmed Entertainment segment with a capacity of $300.0 million which was utilized in 2006. The terms of the revolving securitization arrangement require that the receivable pools meet certain performance ratios. The Company is in compliance with the required ratios under the receivable securitization program for all periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Viacom Board of Directors has the power to issue shares of authorized but unissued Viacom Class A common stock and Class B common stock without further stockholder action, subject to the requirements of applicable law and stock exchanges. Viacom’s certificate of incorporation authorizes 375 million shares of Class A common stock and 5 billion shares of Class B common stock. The number of authorized shares of Viacom Class A common stock and Class B common stock could be increased with the approval of the stockholders of a majority of the outstanding shares of Viacom Class A common stock and without any action by the holders of shares of Viacom Class B common stock.

The following is a description of the material terms of Viacom’s capital stock. The following description is not meant to be complete and is qualified by reference to Viacom’s certificate of incorporation and bylaws and the Delaware General Corporation Law.

Voting Rights - Holders of Viacom Class A common stock are entitled to one vote per share. Holders of Viacom Class B common stock do not have any voting rights, except as required by Delaware law. Generally, all matters to be voted on by Viacom stockholders must be approved by a majority of the aggregate voting power of the shares of Class A common stock present in person or represented by proxy, except as required by Delaware law.

Dividends - Stockholders of Viacom Class A common stock and Viacom Class B common stock will share ratably in any cash dividend declared by the Viacom Board of Directors, subject to any preferential rights of any outstanding preferred stock. Viacom does not currently pay a cash dividend, and any decision to pay a cash dividend in the future will be at the discretion of the Viacom Board of Directors and will depend on many factors.

Conversion - So long as there are 5,000 shares of Viacom Class A common stock outstanding, each share of Viacom Class A common stock will be convertible at the option of the holder of such share into one share of Viacom Class B common stock.

Liquidation Rights - In the event of liquidation, dissolution or winding-up of Viacom, all stockholders of Viacom common stock, regardless of class, will be entitled to share ratably in any assets available for distributions to stockholders of shares of Viacom common stock subject to the preferential rights of any outstanding preferred stock.

Split, Subdivisions or Combination - In the event of a split, subdivision or combination of the outstanding shares of Viacom Class A common stock or Viacom Class B common stock, the outstanding shares of the other class of Viacom common stock will be divided proportionally.

Preemptive Rights - Shares of Viacom Class A common stock and Class B common stock do not entitle a stockholder to any preemptive rights enabling a stockholder to subscribe for or receive shares of stock of any class or any other securities convertible into shares of stock of any class of Viacom.

Preferred Stock

In connection with the separation, the Company’s capital stock includes 25 million authorized shares of preferred stock with a par value $0.001 per share. At December 31, 2006, none of the 25 million authorized shares of the preferred stock is issued and outstanding.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Stock Repurchase Program

The Company has a $3.0 billion stock repurchase program under which it commenced repurchases on January 3, 2006. In addition, Viacom has entered into an agreement with National Amusements, Inc. (“NAI”) and its wholly-owned subsidiary NAIRI, Inc. (the “NAIRI Agreement”) pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom’s purchase of shares under the stock repurchase program. For the year ended December 31, 2006, 53.4 million shares had been repurchased in the open market under the program for an aggregate purchase price of $2.08 billion. For the year ended December 31, 2006, 6.9 million shares have been repurchased under the NAIRI agreement for an aggregate price of $269.5 million.

NOTE 11. STOCK BASED COMPENSATION

The Company’s 2006 Long-Term Management Incentive Plan (the “LTMIP”) provides for the granting of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units (“RSUs”), phantom shares, dividend equivalents, performance awards and other equity related awards and cash payments. Historically, the Company has granted stock options and RSUs. The purpose of the LTMIP is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The stock options generally vest ratably over a four-year period from the date of grant and expire eight-to-ten years after the date of a grant. RSUs typically vest ratably over four years from the date of the grant. The Company also maintains the 2006 Stock Option Plan for Outside Directors and 2006 RSU Plan for Outside Directors. Stock options granted to outside directors under that plan vest in equal installments over three years and have a 10 year term, and RSUs granted to outside directors vest in full in one year. The exercise price for our grants of stock options to employees and outside directors is set as the closing market price of our Class B common stock on the date of grant. We do not grant equity awards with respect to our Class A common stock.

On March 8, 2005, the Compensation Committee of the board of directors of Former Viacom approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater ($47.93 on a post-separation basis) granted under Former Viacom’s 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted to employees of the Company from 1999 through 2004 with respect to approximately 12 million shares of the Company’s Class B common stock were subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, Former Viacom expected the acceleration to have a positive effect on employee morale, retention and perception of option value. As the exercise prices of the option grants were in excess of the Company’s common stock price at the time of the acceleration of the vesting, no compensation expense was required to be recognized. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidated Statement of Earnings under FAS 123(R).

Conversion in the Separation

On the effective date of the separation, all outstanding unexercised options to purchase shares of Former Viacom Class B common stock and all outstanding RSUs of Former Viacom Class B common stock held by an individual who was an employee or director or Former Viacom immediately prior to the effective date and became an employee or director of Viacom immediately following the separation were converted into options to purchase shares of Viacom Class B common stock and RSUs of Viacom Class B common stock, respectively. The Former Viacom stock options were converted in a manner designed to preserve their intrinsic value which existed

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

immediately prior to the separation, and the Former Viacom RSUs were converted in a manner designed to preserve their value. To accomplish this, adjustments were made to the number of options and the option exercise prices, and the number of RSUs. The conversion of Former Viacom stock options and RSUs to stock options and RSUs of the Company did not require the recognition of compensation expense as the value of the respective awards remained unchanged.

Accordingly, each grant of stock options to purchase Former Viacom Class B common stock was converted into a number of stock options to purchase Viacom’s Class B common stock determined by multiplying the number of outstanding stock options included in the grant by 0.792802. The per share exercise price of the converted stock option was determined by dividing the exercise price by 0.792802. Each grant of RSUs of Former Viacom Class B common stock was converted into a number of RSUs of Viacom’s Class B common stock determined by multiplying the number of RSU included in the grant by 0.792802.

Upon the exercise of a stock option award or the vesting of RSUs, Class B Common Shares are issued from authorized but unissued shares or from treasury stock. At December 31, 2006, the Company had 60.3 million shares in treasury. In addition, options and RSUs authorized and available for future grants as of December 31, 2006 and 2005 approximated 38.4 million and 50.5 million, respectively.

Compensation Cost Recognized

In accordance with FAS 123(R), the Company elected the modified prospective application method. Under this method, the Company began recognizing compensation cost for equity based compensation for all new or modified grants beginning January 1, 2006. In addition, as of January 1, 2006 the Company began to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate fair value of unvested options was approximately $63.2 million, net of forfeitures, of which $30.6 million was recognized during the year ended December 31, 2006. The remaining amount will continue to be recognized over the remaining vesting period of the options, the weighted-average of which is approximately 1.95 years.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

	Year Ended December 31,
(in millions)	2006	2005	2004

Recognized in earnings:
Stock options	$56.7	$—	$—
Restricted share units	23.5	15.1	—

Total compensation cost in earnings	$80.2	$15.1	$—

Tax benefit recognized	$30.1	$6.0	$—

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Capitalized stock based compensation totaled $6.9 million for the year ended December 31, 2006. Included in the amounts above for the year ended December 31, 2006, is $10.9 million option expense and $2.1 million restricted share unit expense related to severance for certain key executives no longer with the Company.

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

	Year Ended December 31,
	2006	2005	2004

Weighted average fair value of grants (in millions)	$9.88	$12.56	$22.55
Weighted average assumptions:
Expected stock price volatility	24.2%	24.0%	38.9%
Expected term of options (in years)	4.0	5.2	7.4
Risk-free interest rate	4.9%	3.8%	4.2%
Expected dividend yield	—	0.8%	0.7%

The following table summarizes information about stock options outstanding at December 31, 2006. The exercise price and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(millions)
Outstanding at January 1, 2006	41,423.1	$51.22
Granted	10,849.9	36.92
Exercised	(1,628.1)	28.09
Forfeited or expired	(2,328.1)	51.65

Outstanding at December 31, 2006	48,316.8	$48.77	4.78	$102.95

Exercisable at December 31, 2006	35,259.2	$52.45	3.97	$55.17

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Presented below is the stock option details of Former Viacom which pertain to stock awards of current and former employees of Viacom. Unless otherwise indicated, amounts and exercise prices have not been adjusted by the conversion factor applied at the time of the separation from Former Viacom.

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 2003	50,002,856	$39.84
Granted	10,254,850	39.05
Exercised	(2,021,704)	18.19
Canceled	(1,974,312)	42.89

Balance at December 31, 2004	56,261,690	40.37
Granted	5,772,217	37.30
Exercised	(3,452,888)	15.98
Canceled	(2,610,823)	41.93

Balance at December 31, 2005 Pre-Conversion	55,970,196	41.53
Conversion	(14,547,110)

Balance at December 31, 2005 Post Conversion	41,423,086	$51.22

The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended December 31,
(in millions)	2006	2005	2004

Proceeds from stock option exercises	$45.7	$51.6	$22.9
Intrinsic value	$16.1	$49.8	$17.8
Tax benefit	$5.9	$19.7	$7.1

Stock options granted for the year ended December 31, 2006 include approximately 685,300 options issued in connection with the DreamWorks acquisition. Total unrecognized compensation cost related to unvested stock option awards at December 31, 2006 is approximately $99.7 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2.63 years.

Other Share Based Payments

In September 2006, the Company announced that it had entered into an amended employment agreement with the Executive Chairman of the Board of Directors and Founder. Key components of the amendment, which was filed on Form 8-K on September 26, 2006, include a reduction of the salary and target cash bonus, an annual award of stock options for Class B shares and, beginning January 1, 2007, the granting of performance share units. In addition, $9.4 million of deferred compensation balance that was principally invested in a stable value fund was converted into stock option equivalents. The stock option equivalents have an exercise price equal to the closing price of the Class B shares on September 27, 2006, vest in equal annual installments over four years, have a term of eight years and will be settled upon exercise in cash. Accordingly, value will only be realized to the extent the price of the Class B shares is higher than the exercise price at the time the stock option equivalents are exercised. As a result of the conversion, the Company has reversed the previously accrued deferred compensation liability as a component of selling, general and administrative expenses for the year ended December 31, 2006. The Company will recognize compensation expense over the vesting period utilizing the fair value of the stock option equivalents remeasured at each reporting date in accordance with FAS 123(R). For the year ended December 31, 2006, compensation cost relating to the stock option equivalents of $0.7 million is included in the results of operations.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Restricted Share Units

The following table summarizes information about restricted share units outstanding at December 31, 2006. The grant date fair value and remaining contractual life calculations are based on weighted averages:

	Number of Shares	Grant Date Fair Value	Contractual Life		Aggregate Intrinsic Value
	(thousands )		(in years	)	(millions	)
Nonvested at January 1, 2006	1,050.6	$46.24
Granted	1,975.5	35.59
Vested, including deferred	(477.4)	42.79
Forfeited	(155.3)	36.75

Nonvested at December 31, 2006	2,393.4	$38.75	2.7		$98.2

Deferred at December 31, 2006	155.7	$35.49	1.9		$6.4

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

In 2005, 1.1 million RSUs adjusted for the conversion as a result of the separation, were granted by the Former Viacom to current and former employees of Viacom and remained unvested and outstanding at December 31, 2005. The weighted average share price of RSUs granted and outstanding at December 31, 2005 is $46.24.

The fair value of RSUs vested during the year ended December 31, 2006 was $13.5 million. Total unrecognized compensation cost related to RSUs at December 31, 2006 is approximately $69.9 million and is expected to be recognized over a weighted-average period of 2.79 years.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. In addition, eligible employees participate in Viacom sponsored health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Most of the health and welfare plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid either through certain trusts funded by Viacom or by the Company’s own funds.

FAS 158, adopted as of December 31, 2006, requires the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post-employment benefit plans on the balance sheet. Overfunded plans are recognized as assets and, correspondingly, underfunded plans are recognized as liabilities. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets were also derecognized upon adoption of the new standards. The following table

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

summarizes the effect of required changes in the AML as of December 31, 2006 prior to the adoption of FAS 158 as well as the impact of the initial adoption of FAS 158.

(in millions)	December 31, 2006 prior to AML and FAS 158 adjustment	Net AML adjustments	FAS 158 Adjustment	December 31, 2006 Adjusted

Other assets – noncurrent	$568.9	$(3.7)	$(0.1)	$565.1
Deferred tax liabilities, net	$171.9	$7.7	$(25.1)	$154.5
Other liabilities - noncurrent	$1,317.6	$(23.3)	$64.5	$1,358.8
Accumulated other comprehensive income	$73.5	$11.9	$(39.3)	$46.1

A December 31st measurement date is used for all pension and other postretirement benefit plans. The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension and postretirement benefit plans:

Change in Benefit Obligation	Year Ended December 31,
	2006	2005	2006	2005
(in millions)	Pension Benefits		Postretirement Benefits

Benefit obligation, beginning of period	$486.4	$406.4	$10.9	$7.6
Impact of 2005 Separation	—	27.2	—	1.9
Service cost	31.5	28.8	0.7	0.7
Interest cost	27.7	24.5	0.6	0.5
Actuarial (gain)/loss	(26.7)	5.8	(0.4)	0.5
Benefits paid	(6.8)	(6.5)	(0.8)	(0.4)
Participants’ contributions	0.2	—	0.1	0.1
Cumulative translation adjustments	—	0.2	—	—

Benefit obligation, end of period	$512.3	$486.4	$11.1	$10.9

Change in Plan Assets	Year Ended December 31,
	2006	2005	2006	2005
(in millions)	Pension Benefits		Postretirement Benefits

Fair value of plan assets, beginning of period	$217.2	$175.0	$—	$0.1
Impact of 2005 Separation	—	33.9	—	(0.1)
Actual return on plan assets	12.8	12.5	—	—
Employer contributions	42.0	2.2	0.7	0.3
Benefits paid	(6.8)	(6.5)	(0.8)	(0.4)
Participants’ contributions	0.2	—	0.1	0.1
Cumulative translation adjustments	—	0.1	—	—

Fair value of plan assets, end of period	$265.4	$217.2	$—	$—

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Funded Status	Year Ended December 31,
	2006	2005	2006	2005
(in millions)	Pension Benefits		Postretirement Benefits

Funded status	$(246.9)	$(269.2)	$(11.1)	$(10.9)

Unrecognized transition obligation		0.4		—
Unrecognized prior service cost (benefit)		1.7		(0.3)
Unrecognized actuarial loss		108.4		2.0

Net amounts recognized		$(158.7)		$(9.2)

Amounts recognized in the Consolidated Balance Sheets	December 31,
	2006	2005	2006	2005
(in millions)	Pension Benefits		Postretirement Benefits

Other assets - noncurrent	$—	$8.3	$—	$—
Other liabilities - noncurrent	(246.9)	(205.2)	(11.1)	(9.2)
Accumulated other comprehensive income	—	38.2	—	—

Net amounts recognized	$(246.9)	$(158.7)	$(11.1)	$(9.2)

Additional Information

Accumulated Benefit Obligation

Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	December 31,
(in millions)	2006	2005

Projected benefit obligation	$512.3	$486.4
Accumulated benefit obligation	$436.6	$417.9
Fair value of plan assets	$265.4	$217.2

Net Periodic Benefit Costs

Net periodic benefit cost for the Company under Viacom’s pension and postretirement benefit plans consists of the following:

Net Periodic Benefit Costs	Year Ended December 31,
	2006	2005	2004	2006	2005	2004
(in millions)	Pension Benefits			Postretirement Benefits

Service cost	$31.5	$28.8	$24.2	$0.7	$0.7	$0.5
Interest cost	27.7	24.5	20.3	0.6	0.5	0.4
Expected return on plan assets	(17.1)	(17.3)	(12.1)	—	—	—
Amortization:
Transition obligation	0.1	0.1	0.1	—	—	—
Prior service cost (benefit)	0.3	0.3	0.4	(0.3)	(0.3)	(0.2)
Recognized actuarial loss	6.0	5.7	3.1	0.1	—	—

Total periodic benefit costs	$48.5	$42.1	$36.0	$1.1	$0.9	$0.7

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The items not yet recognized as a component of net periodic pension cost are:

(in millions)	Pension	Postretirement

Unrecognized transition obligation	$0.3	$—
Unrecognized prior service cost	1.4	—
Unrecognized actuarial loss	80.0	1.5

Total	$81.7	$1.5

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

(in millions)	Pension	Postretirement	Total

Prior service cost	$0.3	$—	$0.3
Actuarial loss	$3.3	$0.1	$3.4

Key Assumptions

	Year Ended December 31,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits

Weighted-average assumptions – benefit obligations
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Weighted-average assumptions – net periodic costs
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.00%	8.50%	N/A	2.00%
Rate of compensation increase	4.00%	3.50%	N/A	N/A

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $4.3 million on 2006 pension expense and would change the projected benefit obligation by approximately $25.5 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $0.5 million on pension expense.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following assumptions were also used in accounting for postretirement benefits:

	2006	2005

Projected health care cost trend rate for participants age 65 and below	9.00%	9.00%
Projected health case cost trend rate for participants above age 65	10.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved for participants of age 65 and below	2015	2014
Year ultimate trend rate is achieved for participants above age 65	2017	2016

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease

Effect on:
Total of service and interest cost	$—	$—
Accumulated postretirement benefit obligation	$0.3	$(0.3)

Asset Allocation

The asset allocations for the Company under Viacom’s retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns.

The percentage of asset allocations of the Company’s pension plans at December 31, 2006 and 2005, by asset category were as follows:

	December 31,
	2006	2005

Equity securities	66.0%	60.2%
Debt securities	33.8	35.2
Cash and other	0.2	4.6

Total	100.0%	100.0%

Viacom and Former Viacom Class B common stock represents approximately 4% and 2% of the plan assets fair values at December 31, 2006 and 2005, respectively.

Future Benefit Payments

The estimated future benefit payments are as follows:

(in millions)	2007	2008	2009	2010	2011	2012 - 2016

Pension benefits	$7.9	$9.6	$11.0	$13.2	$14.7	$107.5
Postretirement benefits	$0.6	$0.7	$0.8	$0.9	$1.0	$5.9

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company expects to contribute $35.0 million to the pension plans and $0.6 million to the other postretirement benefit plans in 2007.

Other Pension Obligations

Certain employees of the Company under collective bargaining agreements participate in union-sponsored multi-employer plans to which Viacom is obligated to contribute. These plans provide pension and health and welfare benefits. The contributions to these plans were $3.8 million and $12.9 million in 2006 and 2005, respectively. In addition, Viacom has defined contribution plans for the benefit of substantially all the Company’s employees meeting certain eligibility requirements. Viacom and Former Viacom contributions to such plans were $14.9 million, $16.1 million and $19.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 13. SEVERANCE AND OTHER CHARGES

In September 2006, the President and Chief Executive Officer resigned. As a result, and in accordance with the terms of his employment and separation agreements, the Company incurred aggregate separation charges of $71.4 million, including $9.8 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted. In November 2006, the Company announced the resignation of its Executive Vice President and Chief Financial Officer effective December 31, 2006. As a result, and in accordance with the terms of the employment and separation agreements, the Company incurred aggregate separation charges of $11.3 million, including $1.7 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted. These charges, net, have been included within Corporate in selling, general and administrative expenses.

At December 31, 2005, the Company accrued $74.9 million related to estimated severance charges principally related to costs incurred in rationalizing the overhead structures of the Media Networks segment ($47.9 million) and Filmed Entertainment segment ($22.6 million) as a result of the separation from Former Viacom. These charges, net were recorded in the respective segment results in selling, general and administrative expenses.

In 2004, the Company recorded severance charges of $28.1 million, related to the terminations of the former Filmed Entertainment segment Chairman and the former President and Chief Operating Officer of the Former Viacom. The severance charges were recorded in selling, general and administrative expenses in the Filmed Entertainment Segment for $10.4 million and in Corporate expenses for $17.7 million. Also in 2004, the Media Networks segment recorded a decrease of $9.7 million to severance accruals due to a change in estimate for a 2001 charge and revised its initial estimate of severance liabilities for the acquisition of COMEDY CENTRAL by $1.6 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Severance Liability (in millions)	Total

Balance at December 31, 2003	$23.1
Severance payments	(3.9)
Lease payments	(3.7)
Revision to initial estimates	(8.1)

Balance at December 31, 2004	7.4

Additions	70.5
Severance payments	(2.7)
Lease payments	(0.3)

Balance at December 31, 2005	74.9

Additions	97.6
Severance payments	(50.7)
Lease payments	(1.4)
Other payments	(4.6)
Revision to initial estimates	(7.2)

Balance at December 31, 2006	$108.6

NOTE 14. INCOME TAXES

Income from continuing operations before provision for income taxes consists of the following:

Pretax Earnings	Year Ended December 31,
(in millions)	2006	2005	2004

United States	$1,982.3	$2,022.2	$2,072.8
International	332.5	296.1	171.4

Pretax earnings from continuing operations	$2,314.8	$2,318.3	$2,244.2

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes	Year Ended December 31,
(in millions)	2006	2005	2004

Current provision for taxes on income:
Federal	$439.0	$751.4	$590.7
State and local	80.7	180.2	171.7
International	68.7	68.3	35.0

Total current provision for income taxes	588.4	999.9	797.4
Deferred provision for income taxes	149.4	20.1	10.8

Provision for income taxes	$737.8	$1,020.0	$808.2

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

Effective Tax Rate	Year Ended December 31,
	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.8	4.6	4.8
Effect of international operations	(0.4)	(0.4)	(2.7)
Audit settlements	(6.1)	—	(3.4)
All other, net	(0.4)	4.8	2.3

Effective tax rate, continuing operations	31.9%	44.0%	36.0%

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes	December 31,
(in millions)	2006	2005

Deferred tax assets:
Provision for expense and losses	$482.4	$71.9
Postretirement and other employee benefits	233.1	159.7
Tax credit and loss carryforwards	49.0	7.3
All other	14.7	28.6

Total deferred tax assets	779.2	267.5
Valuation allowance	(8.4)	(2.1)

Total deferred tax assets, net	$770.8	$265.4

Deferred tax liabilities:
Property, equipment and intangible assets	$(642.1)	$(174.6)
All other	(17.7)	—

Total deferred tax liabilities	(659.8)	(174.6)

Deferred taxes, net	$111.0	$90.8

The Company has net operating loss carryforwards of approximately $111.5 million which expire in various years from 2016 through 2026 and capital loss carryforwards of $23.9 million which expire in 2011.

Valuation allowances are provided when we believe that our deferred tax assets are not more likely than not to be realized. Accordingly, the 2006 and 2005 deferred tax assets were reduced by a valuation allowance of $8.4 million, principally relating to tax benefits of capital losses, and $2.1 million, principally relating to tax benefits of net operating losses, respectively, which are not expected to be realized.

At December 31, 2006 and 2005, respectively, the deferred tax assets and liabilities included as a component of the Company’s Consolidated Balance Sheets is as follows:

Deferred Tax Assets	December 31,
(in millions)	2006	2005

Current deferred tax assets, net	$265.5	$132.0
Noncurrent deferred tax liabilities, net	(154.5)	(41.2)

Deferred tax assets, net	$111.0	$90.8

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of December 31, 2006, we have not made a U.S. provision for income taxes on approximately $457.2 million of unremitted earnings of our international subsidiaries. These earnings are intended to be permanently reinvested outside the U.S.

The Internal Revenue Service is currently conducting audits of Former Viacom’s federal tax returns for 2004 and 2005. In addition, tax authorities are also conducting audits of Viacom companies in various countries, such as the United Kingdom and in various states, such as New York.

The Company’s accruals for tax liabilities are adequate for all tax years open for examination by tax authorities. Factors considered in making these assessments, include past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The assessments are based on estimates and assumptions that have been deemed reasonable by management. However, if the estimates are not representative of actual outcomes, the Company’s results could be materially affected. During 2006, the Company reached settlements of certain tax positions, including certain tax matters relating to the 2000 through 2003 consolidated federal and certain state income tax returns of Former Viacom. Principally as a result of the audit settlements, tax reserves of $141.8 million were released and served to reduce the provision for income taxes for the year ended December 31, 2006.

In connection with the separation and pursuant to the terms of the Tax Matters Agreement, Viacom and CBS Corporation agreed to each be financially responsible for 50% of any potential liabilities that arose in 2005 or earlier, to the extent such potential liabilities were not directly attributable to their respective business operations.

NOTE 15. RELATED PARTY TRANSACTIONS

NAI through its wholly-owned subsidiary NAIRI, Inc. is Viacom’s controlling stockholder, and Sumner M. Redstone is the controlling stockholder of NAI and its Chairman and Chief Executive Officer, and Viacom’s Executive Chairman of the Board and Founder. He is also the Executive Chairman of the Board and Founder of CBS Corporation. Shari Redstone is NAI’s President and a director and is the non-executive Vice Chair of both Viacom and CBS Corporation. In addition, Philippe Dauman, the Company’s President and Chief Executive Officer, and George Abrams are directors of both Viacom and NAI. NAI and/or NAIRI also own controlling interests in various other companies, some of which do business with Viacom. These companies include CBS Corporation and Midway Games Inc. (“Midway”), as further described below.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the years ended December 31, 2006, 2005 and 2004, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $13.4 million, $14.6 million, and $11.2 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway as of December 31, 2006. Midway places advertisements on several of Viacom’s cable networks from time to time. During the years ended December 31, 2006, 2005 and 2004, Midway made payments to MTVN of approximately $4.1 million, $5.9 million and $5.5 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI and NAIRI’s participation in the Company’s stock repurchase program, see Note 10.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with companies owned by or affiliated with CBS Corporation that results in the recognition of revenue by Viacom. Paramount licenses motion picture products to CBS Corporation and distributes certain television products for a fee on behalf of CBS Corporation’s television production group in the home entertainment market. Paramount also recognizes revenue related to the lease of studio space to CBS Corporation. Our media networks recognize advertising revenues for media spending placed by various subsidiaries of CBS Corporation.

Our media networks purchase television programming from CBS Corporation. The cost of these purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. The Company places advertisements with various subsidiaries of CBS Corporation.

Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table summaries the transactions with CBS Corporation as included in the Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2006	2005	2004

Consolidated Statement of Earnings
Revenues(1)	$257.4	$154.9	$157.4
Operating expenses(2)	170.9	173.6	378.2

	December 31,
	2006	2005
Consolidated Balance Sheets
Accounts receivable	$95.5	$75.0
Other assets	40.2	67.3

Total due from CBS Corporation	$135.7	$142.3

Accounts payable	$3.0	$12.4
Participants’ share, residuals and royalties payable	172.9	40.6
Programming rights, current	152.6	182.8
Deferred revenue, current	—	13.0
Other liabilities	226.7	238.2

Total due to CBS Corporation	$555.2	$487.0

(1)	Revenue is primarily generated from licensing motion picture products and sales of advertising.
(2)	In 2006, the total of $170.9 million is comprised of $21.5 million for advertising and $149.4 of programming. In 2005, the $173.6 million was comprised of $78.8 million for advertising and $94.8 million for programming. In 2004, the $378.2 million was comprised of $164.1 million for advertising and $214.1 million for programming.

Separation Related Agreements with CBS Corporation

In accordance with the terms of the Separation Agreement, on December 29, 2005 the Company paid a preliminary special dividend to Former Viacom of $5.40 billion which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for the full year 2005. In March 2006, the Company received from CBS Corporation an initial statement that the dividend should be increased and, subsequently in May 2006, the Company paid $170.2 million to CBS

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Corporation. During 2006, further claims were made by CBS Corporation of which the Company paid $35.9 million. In January 2007, the Company finalized a full settlement with CBS Corporation and paid $170.0 million. The settlement amount was accrued in the Company’s balance sheet as of December 31, 2006, with a corresponding reduction of the Company’s additional paid-in capital.

Viacom entered into a Transition Services Agreement, pursuant to which Viacom and CBS Corporation provide certain specified services to each other on an interim basis. For the year ended December 31, 2006, approximately $7.3 million was included as a net charge within the Consolidated Statements of Earnings with respect to these services.

Viacom and CBS Corporation also entered into a Tax Matters Agreement, which sets forth Viacom’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods prior to the separation and indemnification for income taxes that would become due if the separation were a taxable event.

Upon completion of the combined federal income tax return of Former Viacom in 2006, the Company received $159.4 million of cash from CBS Corporation, representing the Company’s share of tax overpayments made by Former Viacom during 2005 and established $41.1 million of deferred tax benefits primarily related to the timing of tax deductions for separation costs incurred. The Company has reflected $187.6 million of cash proceeds and future tax deductions to be taken as additional paid-in capital in 2006. In addition to the aforementioned matters, there were other related party adjustments with Former Viacom in 2006 pertaining to the separation which were reflected as a net capital contribution from CBS Corporation of $86.7 million.

Relationship between Viacom and Other Related Parties

The Company, in the normal course of business, is involved in other related party transactions that have not been material in any of the periods presented.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company’s commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that are payable over several years.

Programming and talent commitments of the Company, which aggregate approximately $1.68 billion as of December 31, 2006, included $1.37 billion relating to cable programming, feature film production and feature film acquisitions, and $306.4 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

The Company has long-term noncancelable operating lease commitments for office space and equipment, transponders, studio facilities and vehicles. At December 31, 2006, future operating leases payments are estimated to aggregate $873.8 million.

The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $254.1 million as of December 31, 2006.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At December 31, 2006, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Noncancelable Leases
(in millions)	Capital	Operating

2007	$82.2	$159.7
2008	77.7	142.8
2009	72.9	129.4
2010	47.2	86.7
2011	31.2	61.4
2012 and thereafter	103.9	293.8

Total minimum payments	$415.1	$873.8

Amounts representing interest	(79.9)

Total	$335.2

Future minimum operating lease payments have been reduced by future minimum sublease income of $63.5 million. Rent expense amounted to $161.5 million in 2006, $140.6 million in 2005 and $98.1 million in 2004.

Guarantees

The Company follows the recognition provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) for guarantees, including indemnities, issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees.

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable to third parties for various obligations of a business that has been divested.

Under the terms of the DW Funding sale agreement, more fully described in Note 4, Soros and Dune can require Viacom to purchase and Viacom can require Soros and Dune to sell their respective interest via a call obligation at the then current value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, the Company would be required to repay certain investors all accrued and unpaid interest and principal amounts outstanding. As of December 31, 2006, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. As of December 31, 2006, the Company had established a liability of $52.7 million to reflect the fair value of its guarantee obligation.

In connection with the separation, the Company agreed to indemnify Former Viacom with respect to obligations as guarantor on certain Blockbuster store leases. Blockbuster’s obligations under these store leases aggregated approximately $238.8 million at December 31, 2006. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster’s indemnification obligations are secured by a $150 million letter of credit. Viacom recorded a liability of approximately $53.1 million to reflect the estimated fair value of its indemnification obligation. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former Viacom may incur liabilities associated with Famous Players theater leases. Famous Players obligations under these theater leases aggregated approximately $1.01 billion at December 31, 2006. The Company agreed to indemnify CBS Corporation, with respect to any liability under these theater leases. The Company recorded a liability of approximately $198.6 million to reflect the estimated fair value of these indemnification obligations.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $28.8 million at December 31, 2006 and are not recorded on the balance sheet as of December 31, 2006.

Legal Matters

Former Viacom, NAI, Blockbuster and Viacom, and certain of their respective present and former officers and directors, are defendants in three putative class action lawsuits relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The lawsuits now pending are a consolidated securities action and an ERISA action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware. The lawsuits seek damages in unspecified amounts and other relief on behalf of various classes of Blockbuster and Former Viacom stockholders and, in the ERISA case, participants in the Blockbuster Investment Plan and the Plan itself. The lead plaintiffs in the consolidated securities action allege that the defendants in that case made untrue statements of material facts and concealed and failed to disclose material facts in the Prospectus-Offer to Exchange and elsewhere during the alleged period. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. The plaintiff in the Delaware case alleges that the Former Viacom Board member defendants breached fiduciary duties to Former Viacom shareholders in connection with the split-off and that the Blockbuster Board member defendants breached fiduciary duties to Blockbuster shareholders by disproportionately favoring Former Viacom in the split-off transaction. In connection with the split-off, Blockbuster agreed to indemnify Former Viacom and its employees, officers and directors with respect to liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster. Pursuant to the Separation Agreement, Viacom will indemnify CBS Corporation for any losses arising from these lawsuits. The Company believes that the plaintiffs’ positions in these litigations are without merit and intends to vigorously defend itself.

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. The plaintiffs claimed that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders, and sought disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom’s Board of Directors for alleged breach of fiduciary duty, and other relief. In June 2006, the trial court denied Former Viacom’s motion to dismiss the case on procedural and substantive grounds. Former Viacom and the other defendants appealed this decision and following an oral argument of the appeal, the parties reached an agreement in principle to settle the matter. The settlement remains subject to final documentation and final approval of the Court. The sole cost to the Company of the settlement will be plaintiffs’ attorneys’ fees, which will be set by the Court.

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 17. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information

	Year Ended December 31,
(in millions)	2006	2005	2004

Cash paid for interest, net of amounts capitalized(a)	$433.2	$19.8	$32.6
Cash paid for income taxes(a)	640.0	962.6	768.4

Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$18.8	$93.6	$91.9

Acquisitions:
Fair value of assets acquired	$3,116.9	$359.8	$493.3
Fair value of liabilities assumed	(1,684.6)	(3.7)	(129.3)
Minority interests	(16.8)	—	(0.3)

Cash paid, net of cash acquired	$1,415.5	$356.1	$363.7

(a)	Amounts also include cash payments for discontinued operations.

Cash paid for taxes for the year ended December 31, 2006 does not include $159.4 million received from CBS Corporation in respect of the Company’s 2005 federal tax refund.

Interest expense, net

	Year Ended December 31,
(in millions)	2006	2005	2004
Interest expense	$(472.3)	$(23.0)	$(24.2)
Interest income	28.9	3.9	3.3

Interest expense, net	$(443.4)	$(19.1)	$(20.9)

Other Items, net

Following is a summary of the components of other items, net:

	Year Ended December 31,
(in millions)	2006	2005	2004
Loss on securitization programs	$(32.0)	$(15.9)	$(7.7)
Foreign exchange gain (loss)	17.5	(14.3)	(9.3)
Other	0.9	1.2	(0.7)

Other items, net	$(13.6)	$(29.0)	$(17.7)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Property and Equipment

Property and Equipment	December 31,		Estimated
(in millions)	2006	2005	Life
			(in years	)

Land	$239.8	$239.5	—
Buildings	214.3	201.0	20 to 40
Capital leases	556.4	523.0	3 to 15
Equipment and other	1,516.2	1,354.7	3 to 15

Property and equipment	2,526.7	2,318.2
Less accumulated depreciation	(1,320.5)	(1,138.3)

Property and equipment, net	$1,206.2	$1,179.9

Depreciation expense, including capitalized lease amortization, was $230.6 million in 2006, $188.0 million in 2005 and $190.9 million in 2004. Amortization expense related to capital leases was $60.7 million in 2006, $53.9 million in 2005 and $44.2 million in 2004. Accumulated amortization of capital leases was $253.4 million at December 31, 2006 and $188.4 million at December 31, 2005.

NOTE 18. REPORTABLE SEGMENTS

The following tables set forth the Company’s financial performance by reportable operating segment. The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure. The Company operates two segments: (i) Media Networks and (ii) Filmed Entertainment.

The accounting policies of the segments are the same as those described in Note 2. Operating income eliminations primarily reflect the timing of intercompany transactions from the sale of feature films by Filmed Entertainment to Media Networks.

Revenues by Segment	Year Ended December 31,			Better/(Worse)
(in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Media Networks	$7,240.9	$6,757.8	$5,745.5	7%	18%
Filmed Entertainment	4,379.2	2,995.3	2,513.7	46	19
Eliminations	(153.6)	(143.5)	(127.0)	7	13

Total revenues	$11,466.5	$9,609.6	$8,132.2	19%	18%

Operating income	Year Ended December 31,			Better/(Worse)
(in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Media Networks	$2,904.3	$2,610.1	$2,265.0	11%	15%
Filmed Entertainment	137.1	70.1	154.2	96	(55)

Total operating income	3,041.4	2,680.2	2,419.2	13	11
Corporate expenses	(269.9)	(308.5)	(128.1)	13	NM
Eliminations	0.3	(5.3)	(8.3)	NM	36

Total operating income	$2,771.8	$2,366.4	$2,282.8	17%	4%

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Depreciation and Amortization			Total Assets
	Year Ended December 31,			December 31,
(in millions)	2006	2005	2004	2006	2005

Media Networks	$270.0	$230.8	$223.2	$14,948.4	$13,835.0
Filmed Entertainment	82.7	23.0	19.0	6,089.6	4,791.6
Corporate	12.8	5.2	9.4	758.7	489.0

Total	$365.5	$259.0	$251.6	$21,796.7	$19,115.6

Capital expenditures	Year Ended December 31,
(in millions)	2006	2005	2004

Media Networks	$136.6	$142.4	$86.9
Filmed Entertainment	58.5	46.7	29.2
Corporate	14.6	3.9	24.4

Total capital expenditures	$209.7	$193.0	$140.5

Information regarding the Company’s revenues by type is as follows:

Revenues by Component	Year Ended December 31,			Better/(Worse)
(in millions)	2006	2005	2004	2006 v. 2005	2005 v. 2004

Advertising	$4,217.2	$3,963.4	$3,349.6	6%	18%
Feature film	4,052.1	2,873.4	2,394.5	41	20
Affiliate fees	2,033.5	1,824.8	1,640.3	11	11
Ancillary	1,163.7	948.0	747.8	23	27

Total	$11,466.5	$9,609.6	$8,132.2	19%	18%

Information regarding the Company’s operations by geographic area is as follows:

By Geographic Area	Revenues(1)			Long-lived assets(2)
	Year Ended December 31,			December 31,
(in millions)	2006	2005	2004	2006	2005

United States	$8,700.0	$7,458.8	$6,418.0	$16,127.9	$14,632.2
Europe	1,736.8	1,279.9	1,168.0	1,128.8	763.5
All other	1,029.7	870.9	546.2	135.7	57.9

Total	$11,466.5	$9,609.6	$8,132.2	$17,392.4	$15,453.6

(1) Revenue	classifications are based on customers’ locations.
(2) Reflects	total assets less current assets and investments in affiliated companies.

Transactions within the Company between geographic areas are not significant.

NOTE 19. DISCONTINUED OPERATIONS

Discontinued operations for 2006 principally include the release of tax reserves resulting from audit settlements. On July 22, 2005, Former Viacom sold Famous Players Inc., its Canadian-based theater chain, for approximately $400 million. Famous Players has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster (NYSE: BBI and BBI.B). Under the terms of the offer, Former Viacom accepted 27,961,165 shares of Former Viacom common stock in exchange for the 144 million common shares of Blockbuster that Former Viacom owned. Each share of Former Viacom Class A or Class B common stock accepted for exchange by Former Viacom was exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock. The Company has agreed to indemnify CBS Corporation with respect to its obligations as guarantor on certain Blockbuster store leases (See Note 15).

The following table sets forth the Company’s net loss attributable to Blockbuster and Famous Players, which are presented as discontinued operations:

(in millions)	Blockbuster	Famous Players	Total

Year ended December 31, 2005
Revenues from discontinued operations	$—	$208.0	$208.0

Loss from discontinued operations	—	(25.1)	(25.1)
Loss on disposal of discontinued operations	—	(72.9)	(72.9)
Minority interest	—	(1.6)	(1.6)

Loss from discontinued operations	—	(99.6)	(99.6)
Income tax benefit	—	52.6	52.6

Net loss from discontinued operations	$—	$(47.0)	$(47.0)

Year ended December 31, 2004
Revenues from discontinued operations	$4,528.9	$392.5	$4,921.4

Loss from discontinued operations	(1,404.2)	(11.6)	(1,415.8)
Loss on disposal of discontinued operations	(38.2)	—	(38.2)
Minority interest	259.7	(2.2)	257.5

Loss from discontinued operations	(1,182.7)	(13.8)	(1,196.5)
Income tax benefit	92.4	4.9	97.3

Net loss from discontinued operations	$(1,090.3)	$(8.9)	$(1,099.2)

In 2004, the loss from discontinued operations of $1.4 billion primarily reflects a non-cash impairment charge of $1.5 billion for the impairment of goodwill and other long-lived assets. Blockbuster performed an interim impairment test of its goodwill during the third quarter of 2004 because of factors surrounding the Former Viacom’s exchange offer for the split-off of Blockbuster.

NOTE 20. QUARTERLY FINANCIAL DATA (unaudited):

2006 (in millions)	First	Second	Third	Fourth	Full Year

Revenues	$2,367.5	$2,846.7	$2,659.8	$3,592.5	$11,466.5
Operating income	$623.5	$663.2	$655.5	$829.6	$2,771.8
Net earnings, continuing operations	$317.2	$416.0	$356.3	$480.8	$1,570.3
Net earnings	$317.2	$437.3	$356.8	$480.8	$1,592.1
Basic net earnings per share, continuing operations	$0.43	$0.58	$0.50	$0.69	$2.20
Diluted net earnings per share, continuing operations	$0.43	$0.58	$0.50	$0.69	$2.19
Basic net earnings per share	$0.43	$0.61	$0.51	$0.69	$2.23
Diluted net earnings per share	$0.43	$0.61	$0.50	$0.69	$2.22

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2005 (in millions)	First	Second	Third	Fourth	Full Year

Revenues	$2,106.9	$2,301.5	$2,477.5	$2,723.7	$9,609.6
Operating income	$621.4	$589.0	$743.4	$412.6	$2,366.4
Net earnings, continuing operations	$362.3	$362.3	$449.8	$129.5	$1,303.9
Net earnings	$350.3	$353.9	$423.3	$129.5	$1,256.9
Basic net earnings per share, continuing operations	$0.48	$0.48	$0.60	$0.17	$1.73
Diluted net earnings per share, continuing operations	$0.48	$0.48	$0.60	$0.17	$1.73
Basic net earnings per share	$0.47	$0.47	$0.56	$0.17	$1.67
Diluted net earnings per share	$0.47	$0.47	$0.56	$0.17	$1.67

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 66.

Our assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLC an independent registered public accounting firm, as stated in their report, which is included herein on page 67.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is (i) contained in the Proxy Statement under the headings “Corporate Governance” and ”Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is contained in the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained in the Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained in the Proxy Statement under the headings “Related Person Transactions” and “Our Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is contained in the Proxy Statement under the heading “Services Provided by the Independent Auditor and Fees Paid,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements.

The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page 65.

2. Financial Statement Schedules.

The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page 65.

3. Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 116.

(b)	Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 116.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/S/ PHILIPPE P. DAUMAN
Philippe P. Dauman President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PHILIPPE P. DAUMAN Philippe P. Dauman	President and Chief Executive Officer; Director	March 1, 2007

/S/ THOMAS E. DOOLEY Thomas E. Dooley	Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer; Director	March 1, 2007

/S/ JACQUES TORTOROLI Jacques Tortoroli	Senior Vice President, Controller and Chief Accounting Officer	March 1, 2007

* Sumner M. Redstone	Executive Chairman of the Board and Founder	March 1, 2007

* Shari Redstone	Vice Chair	March 1, 2007

* George S. Abrams	Director	March 1, 2007

* Ellen V. Futter	Director	March 1, 2007

* Alan C. Greenberg	Director	March 1, 2007

* Robert K. Kraft	Director	March 1, 2007

Signature	Title	Date

* Charles E. Phillips, Jr.	Director	March 1, 2007

* Frederic V. Salerno	Director	March 1, 2007

* William Schwartz	Director	March 1, 2007

*By:	/S/ MICHAEL D. FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors	March 1, 2007

INDEX TO EXHIBITS

ITEM 15(b)

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

3.2	Amended and Restated Bylaws of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

4.1	Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.2	First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5.75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3	Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

10.1	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.2	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

10.3	$6.0 Billion Term Loan Credit Agreement, dated as of December 8, 2005, among New Viacom Corp., the Lenders named therein, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 14, 2005) (File No. 001-32686).

10.4	$3.25 Billion Five-Year Credit Agreement, dated as of December 8, 2005, among New Viacom Corp., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of New Viacom Corp. filed December 14, 2005) (File No. 001-32686).

10.5	Agreement dated as of December 21, 2005 between New Viacom Corp., National Amusements, Inc. and NAIRI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 23, 2005) (Commission File No. 001-32686).

10.6	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.7	Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.8	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.9	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.10	Viacom Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.11	Viacom Inc. Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.12	Viacom Inc. 2006 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.12.1	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award Confirmation Sheet and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 9, 2006) (File No. 001-32686).**

10.12.2	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award with Performance Conditions Confirmation Sheet and Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 9, 2006) (File No. 001-32686).**

10.12.3	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Award for Section 16 Officers Confirmation Sheet and Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 9, 2006) (File No. 001-32686).**

10.12.4	Form of Viacom Inc. 2006 Long-Term Management Incentive Plan Share the Vision Award Confirmation Sheet and Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed on August 9, 2006) (File No. 001-32686).**

10.13	Viacom Excess Pension Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.14	Viacom Excess 401(k) Plan for Designated Senior Executives (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.15	Viacom Bonus Deferral Plan for Designated Senior Executives (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.16	Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.17	Employment Agreement between Viacom Inc. and Philippe P. Dauman, dated September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).**

10.18	Employment Agreement between Viacom Inc. and Thomas E. Dooley, dated September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.19	Employment Agreement, dated as of May 1, 2000, between Former Viacom and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2000), as amended by Amendment dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report of Former Viacom for the quarter ended March 31, 2003) (File No. 001-09553) and by Letter Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed April 15, 2005 and each assigned to Viacom Inc.) (File No. 001-09553).**

10.20	Separation Agreement between Viacom Inc. and Thomas E. Freston, dated October 16, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed October 18, 2006) (File No. 001-32686).**

10.21	Separation Agreement between Viacom Inc. and Michael J. Dolan, dated December 6, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed December 8, 2006) (File No. 001-32686).**

21.1*	Subsidiaries of Viacom Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.

24.1*	Powers of Attorney.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Acquired	Additions-expense and other	Deductions	End of period
Year ended December 31, 2006:
Allowance for doubtful accounts	$138.6	$13.8	$50.6	$(60.1)	$142.9
Sales returns and allowances	$403.8	$243.1	$738.0	$(822.2)	$562.7

Year ended December 31, 2005:
Allowance for doubtful accounts	$124.1	$—	$29.6	$(15.1)	$138.6
Sales returns and allowances	$288.2	$—	$706.4	$(590.8)	$403.8

Year ended December 31, 2004:
Allowance for doubtful accounts	$136.9	$1.4	$38.0	$(52.2)	$124.1
Sales returns and allowances	$319.7	—	$454.7	$(486.2)	$288.2