Form 10-Q
period 2007-03-31
Viacom Inc.
filed 2007-05-10
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Class of Stock	Shares Outstanding as of April 30, 2007
Class A Common Stock, par value $0.001 per share	59,133,477
Class B Common Stock, par value $0.001 per share	629,995,752

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,
(in millions, except earnings per share amounts)	2007	2006

Revenues	$2,746.0	$2,367.5
Expenses:
Operating	1,587.5	1,163.2
Selling, general and administrative	620.1	499.3
Depreciation and amortization	95.6	81.5

Total expenses	2,303.2	1,744.0

Operating income	442.8	623.5

Interest expense, net	(111.3)	(86.8)
Other items, net	(3.1)	(7.1)

Earnings before provision for income tax, equity in earnings and minority interest	328.4	529.6

Provision for income taxes	(124.8)	(215.0)
Equity in earnings of affiliated companies, net of tax	2.7	3.9
Minority interest, net of tax	(3.4)	(1.3)

Net earnings	$202.9	$317.2

Earnings per common share amounts:
Basic net earnings per share	$0.29	$0.43
Diluted net earnings per share	$0.29	$0.43

Weighted average number of common shares outstanding:
Basic	692.3	737.8
Diluted	694.1	739.0

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
(in millions, except par value)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$398.3	$705.8
Receivables, less allowances of $115.0 and $142.9, respectively	1,767.9	2,238.4
Production and film inventory	661.0	622.9
Deferred tax assets, net	261.7	265.5
Prepaid and other assets	391.1	378.5

Total current assets	3,480.0	4,211.1

Property and equipment, net	1,198.0	1,206.2
Production and film inventory	3,773.6	3,783.8
Goodwill	11,117.3	11,137.0
Intangibles, net	857.4	893.5
Other assets	538.1	565.1

Total assets	$20,964.4	$21,796.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180.4	$449.7
Accrued expenses	1,217.1	1,582.1
Participants’ share, residuals and royalties payable	1,340.6	1,414.4
Program rights	211.2	180.7
Deferred revenue	458.2	386.9
Financing obligations	67.6	63.9
Other liabilities	464.4	539.1

Total current liabilities	3,939.5	4,616.8

Financing obligations	7,309.9	7,584.0
Program rights	535.2	505.5
Participants’ share, residual and royalties payable	349.2	383.9
Deferred tax liabilities, net	182.8	154.5
Other liabilities	1,366.0	1,358.8
Minority interests	32.6	27.0

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, par value $0.001, 375.0 authorized; 59.2 and 59.7 outstanding, respectively	0.1	0.1
Class B Common Stock, par value $0.001, 5,000.0 authorized; 631.2 and 633.5 outstanding, respectively	0.6	0.6
Additional paid-in capital	7,939.1	7,872.4
Treasury stock	(2,518.6)	(2,345.1)
Retained earnings	1,771.9	1,592.1
Accumulated other comprehensive income	56.1	46.1

Total stockholders’ equity	7,249.2	7,166.2

Total liabilities and stockholders’ equity	$20,964.4	$21,796.7

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in millions)	2007	2006
OPERATING ACTIVITIES
Net earnings	$202.9	$317.2
Reconciling items:
Depreciation and amortization	95.6	81.5
Feature film and program amortization	653.5	447.0
Stock based compensation	24.0	9.4
Equity in affiliates and minority interest, net	0.7	(2.6)
Distributions from affiliated companies	1.9	1.1
Operating assets and liabilities, net of acquisitions:
Receivables	487.1	512.1
Inventory and program rights	(608.9)	(550.7)
Accounts payable and accrued expenses	(611.9)	(728.7)
Tax related amounts	31.5	205.1
Deferred revenue	65.1	63.7
Other, net	7.1	39.7

Net cash flow from operating activities	348.6	394.8

INVESTING ACTIVITIES
Business combinations, net of cash acquired	(8.6)	(812.9)
Capital expenditures	(40.5)	(26.3)
Investments in and advances to equity affiliates and other, net	(14.6)	(4.0)

Net cash flow from investing activities	(63.7)	(843.2)

FINANCING ACTIVITIES
Borrowings from banks	—	595.0
Commercial paper	(262.1)	880.5
Repayment of acquired notes payable and preferred interest	—	(100.8)
Net receipts from CBS Corporation	—	110.0
Special dividend to Former Viacom	(170.0)	—
Payment of capital lease obligations	(15.2)	(13.8)
Purchase of treasury stock	(178.7)	(924.1)
Exercise of stock options and other, net	33.7	4.7

Net cash flow from financing activities	(592.3)	551.5

Effect of exchange rate changes on cash and cash equivalents	(0.1)	—

Net change in cash and cash equivalents	(307.5)	103.1
Cash and cash equivalents at beginning of period	705.8	361.1

Cash and cash equivalents at end of period	$398.3	$464.2

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company with prominent and respected brands. The Company’s operations are through two reportable operating segments: (i) Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and (ii) Filmed Entertainment, which includes Paramount Pictures Corporation (“Paramount”) and Famous Music Publishing Companies (“Famous Music”). The Media Networks brands are focused on connecting with key demographics attractive to advertisers across multiple distribution platforms including cable television program services and digital media assets. The Company produces its own programs or acquires programming rights from others that target specific demographics, and provides content to various distribution platforms. In the Filmed Entertainment segment, Paramount produces, finances and distributes feature motion pictures and Famous Music engages in music publishing.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007 (the “2006 Annual Report”).

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of film ultimate revenues, product returns, amount of receivables expected to be collected, potential outcome of uncertain tax positions, determination of fair value of acquired assets and liabilities, determination of fair value of stock based compensation and determination of pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Accounting Changes

Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized a $9.2 million increase in unrecognized income tax benefits, primarily related to state matters, along with $13.9 million of related potential interest and penalties. The items were recorded as

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

other non-current liabilities with a corresponding reduction to retained earnings. At the time of adoption, the Company had $261.2 million of unrecognized tax benefits of which $219.1 million, if recognized, would affect the Company’s annual effective tax rate in future years. The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. At the time of adoption, the Company had an accrual of $60.7 million related to potential interest and penalties recorded as a component of other non-current liabilities.

For years ending on or prior to December 31, 2005, the Company filed a consolidated tax return with CBS Corporation. The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For jurisdictions in which tax filings are prepared, with few exceptions, the Company is no longer subject to income tax examinations by the IRS, state, local or international tax authorities for years through 2000. The IRS commenced its examination of the Viacom and CBS Corporation U.S. consolidated tax returns for 2004 and 2005 in the fourth quarter of 2006. The examination is expected to be concluded by the end of 2008. Tax authorities are also conducting examinations of Viacom subsidiaries in various international jurisdictions, such as the United Kingdom and various states, including New York. Certain jurisdictions have proposed adjustments to some of the Company’s tax positions; however, the adjustments are not expected to result in a material change to our results of operations, cash flows or financial position.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to unfunded benefit plans, gains or losses on certain derivative financial instruments and unrealized gains and losses on certain investments in debt and equity securities.

Comprehensive Income	Quarter Ended March 31,
(in millions)	2007	2006

Net earnings	$202.9	$317.2

Other comprehensive income:
Cash flow hedge, net of tax	(1.0)	58.4
Foreign currency	10.5	15.3
Other	0.5	0.4

Comprehensive income	$212.9	$391.3

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of stock options, restricted share units and performance share units based upon the application of the treasury stock method.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

Earnings per Common Share	Quarter Ended March 31,
(in millions, except earnings per share amounts)	2007	2006

Net earnings	$202.9	$317.2

Weighted average common shares outstanding, basic	692.3	737.8
Dilutive effect of stock options	1.2	1.1
Dilutive effect of restricted stock units	0.6	0.1
Dilutive effect of performance share units	—	—

Weighted average common shares outstanding, dilutive	694.1	739.0

Earnings per common share:
Basic	$0.29	$0.43
Diluted	$0.29	$0.43

Stock options to purchase 39.4 million shares, 1.2 million restricted share units for Class B common stock and 0.6 million performance share units for Class B common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter ended March 31, 2007. Stock options to purchase 34.8 million shares were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter ended March 31, 2006.

Stock Repurchase Program

As further discussed in the 2006 Annual Report, the Company has in place a $3.0 billion stock repurchase program. For the quarter ended March 31, 2007, 3.8 million shares were repurchased in the open market under the program for an aggregate purchase price of $153.6 million. Furthermore, an additional 0.5 million shares were purchased under an agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, for an aggregate purchase price of $19.9 million.

Reclassification

Certain amounts have been reclassified to conform to the 2007 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

Statement No. 159

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the potential effect of FAS 159 on the financial statements.

Statement No. 157

In September 2006, FASB Statement No. 157, Fair Value Measurements (“FAS 157”), was released. FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about the use of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the potential effect of FAS 157 on the financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4. PRODUCTION AND FILM INVENTORY

Production and film inventory of the Company consists of the following:

Production and Film Inventory	March 31, 2007	December 31, 2006
(in millions)

Production and Film Inventory:
Released, net of amortization	$899.5	$834.2
Completed, not yet released	20.9	31.1
In process and other	759.3	909.1
Television and original programming	1,179.2	1,165.4
Acquired program rights	1,359.7	1,295.1
Merchandise and other inventory	216.0	171.8

Total inventory	4,434.6	4,406.7
Less current portion	(661.0)	(622.9)

Total inventory, non-current	$3,773.6	$3,783.8

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations	March 31, 2007	December 31, 2006
(in millions)

Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750.0	$750.0
Senior notes due 2011, 5.750%	1,492.7	1,492.2
Senior notes due 2016, 6.250%	1,494.1	1,493.9
Senior debentures due 2036, 6.875%	1,733.2	1,733.0
Senior notes due 2055, 6.850%	750.0	750.0
Commercial paper	831.5	1,093.6
Obligations under capital leases	326.0	335.2

Total financing obligations	7,377.5	7,647.9
Less current portion	(67.6)	(63.9)

Total non-current financing obligations	$7,309.9	$7,584.0

Senior Notes and Debentures

At March 31, 2007, the total unamortized discount related to the fixed rate senior notes and debentures was $30.0 million.

Commercial Paper

At March 31, 2007, the outstanding commercial paper had a weighted average interest rate of 5.58% and average maturity of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations as non-current.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Interest expense on outstanding indebtedness was $110.8 million and $80.6 million in the quarters ended March 31, 2007 and 2006, respectively. Total interest paid on borrowings during the quarter ended March 31, 2007 was $37.2 million.

NOTE 6. RELATED PARTY TRANSACTIONS

NAI, through its beneficial ownership of our Class A common stock, has voting control of Viacom. Sumner M. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder, and Shari Redstone, the President and a director of NAI, serves as the non-executive Vice Chair of our Board of Directors. In addition, George Abrams and Philippe Dauman, our President and Chief Executive Officer, are directors of both NAI and Viacom. NAI also has controlling interests in CBS Corporation and Midway Games, Inc. (“Midway”).

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the quarters ended March 31, 2007 and 2006, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $4.5 million and $0.3 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 88% of the common stock of Midway as of March 31, 2007. Midway places advertisements on several of Viacom’s cable networks from time to time. During the quarters ended March 31, 2007 and 2006, Midway made payments to MTVN of approximately $0.1 million and $2.0 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI participation in the Company’s stock repurchase program, see Note 2 and the 2006 Annual Report.

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with companies owned by or affiliated with CBS Corporation that results in the recognition of revenue and expense by Viacom. Transactions with CBS Corporation, through the normal course of business, are settled in cash.

With respect to revenue, Paramount licenses motion picture products to CBS Corporation and distributes certain television products for a fee on behalf of CBS Corporation’s television production group in the home entertainment market. Paramount also recognizes revenue related to the lease of studio space to CBS Corporation. Additionally, the Media Networks segment recognizes advertising revenues for media spending placed by various subsidiaries of CBS Corporation.

With respect to expenses, the Media Networks segment purchases television programming from CBS Corporation. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. The Company also places advertisements with various subsidiaries of CBS Corporation.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS Corporation as included in the Consolidated Financial Statements:

	Quarter Ended March 31,
(in millions)	2007	2006

Consolidated Statement of Earnings
Revenues(a)	$59.9	$48.2
Operating expenses(b)	101.9	15.4

	March 31, 2007	December 31, 2006

Consolidated Balance Sheets
Accounts receivable	$106.3	$95.5
Other assets	40.9	40.2

Total due from CBS Corporation	$147.2	$135.7

Accounts payable	$4.1	$3.0
Participants’ share, residuals and royalties payable	238.5	172.9
Programming rights, current	153.3	152.6
Other liabilities	197.4	226.7

Total due to CBS Corporation	$593.3	$555.2

(a)	Revenues are primarily generated from licensing motion picture products and sales of advertising.
(b)	In the quarter ended March 31, 2007, the total of $101.9 million is comprised of $30.4 million for advertising and $71.5 of programming. In the quarter ended March 31, 2006, the $15.4 million was comprised of $12.2 million for advertising and $3.2 million for programming.

Special Dividend

In connection with the separation from CBS Corporation in 2005, the Company paid a preliminary special dividend in December 2005 that was subject to adjustment. In January 2007, the Company finalized a settlement with CBS Corporation and paid $170.0 million. The settlement amount was accrued in the Company’s consolidated balance sheet as of December 2006 with a corresponding reduction of additional paid-in capital.

Other Related Party Transactions

The Company, in the normal course of business, is involved in other related party transactions with NAI, Midway and CBS Corporation, as well as other related party transactions that have not been material in any of the periods presented.

NOTE 7. STOCK BASED COMPENSATION

The Company’s 2006 Long-Term Management Incentive Plan (the “LTMIP”) provides for the granting of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units (“RSUs”), phantom shares, dividend equivalents, performance awards and other equity related awards and cash payments. In addition, the Company’s director plans provide for automatic grants of stock options and RSUs to outside directors each year.

Historically, the Company has granted stock options and RSUs to employees. Stock options generally vest ratably over a four-year period from the date of grant and expire eight-to-ten years after the date of grant. RSUs

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

typically vest ratably over four years from the date of the grant. On January 1, 2007, the Company granted a target number of performance share units (“PSUs”) to its senior most executives with each PSU representing one underlying share of Class B common stock. The number of shares of Class B common stock the executive will ultimately receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award depending on the total shareholder return (“TSR”) of the Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. If Viacom’s stock performs less than the 25th percentile of that index, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for each measurement period, in which case the executive would receive the average of their target award and the lower award they would have otherwise earned.

During the quarter ended March 31, 2007, the Company granted 25,368 stock options, 80,585 RSUs and 348,048 PSUs. The Company expects to make its annual grants under the LTMIP in the second quarter of 2007, and expects the granting of PSUs will be extended to a wider group of senior executives.

Compensation Cost Recognized

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended March 31,
(in millions)	2007	2006

Recognized in earnings:
Stock options	$16.4	$6.3
Restricted share units	5.6	3.1
Performance share units	2.0	—

Total compensation cost in earnings	$24.0	$9.4

Tax benefit recognized	$9.0	$3.8

Capitalized stock based compensation expense for the quarter ended March 31, 2007 was $2.9 million.

Total unrecognized compensation cost related to unvested stock option awards at March 31, 2007 is approximately $80.1 million and is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years. Total unrecognized compensation cost related to RSUs at March 31, 2007 is approximately $64.3 million and is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized compensation cost related to PSUs at March 31, 2007 is approximately $22.9 million and is expected to be recognized on a straight-line basis over a period of 2.8 years.

Other Share Based Payments

In 2006, the Company entered into an amended employment agreement with the Executive Chairman of the Board of Directors and Founder. Among other provisions, a balance of $9.4 million in previously deferred compensation was converted to stock option equivalents. For the quarter ended March 31, 2007, compensation cost relating to the stock option equivalents of $0.6 million is included in the results of operations.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 8. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost for the Company under Viacom’s pension benefit plans consists of the following:

Net Periodic Benefit Costs	Quarter Ended March 31,
(in millions)	2007	2006

Service cost	$8.7	$7.9
Interest cost	7.6	7.0
Expected return on plan assets	(5.2)	(4.4)
Amount amortized	0.9	2.2

Total compensation cost in earnings	$12.0	$12.7

Contributions	$0.4	$0.2

Contributions for the quarter ended March 31, 2007 and 2006 relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company’s defined benefits plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time. There are currently no minimum required contributions for funded plans.

NOTE 9. SEVERANCE AND OTHER CHARGES

At December 31, 2006, the Company had accrued $108.6 million of severance charges principally related to events occurring during 2006, including the resignation of certain senior executives and severance charges incurred in the Media Networks segment as a result of the restructuring of certain international operations.

In the first quarter of 2007, MTVN commenced restructuring actions affecting its domestic and international operations. Restructuring charges, principally severance, of $55.6 million were incurred in the first quarter of 2007.

The following table summarizes the activity for severance and other charges for the quarter ended March 31, 2007:

Severance and Other Charges
(in millions)	Total

Balance at December 31, 2006	$108.6
Additions	55.6
Severance payments	(48.8)
Other payments	(9.6)
Revision to initial estimates	1.4

Balance at March 31, 2007	$107.2

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10. REPORTABLE SEGMENTS

The following tables set forth the Company’s financial performance by reportable operating segment. The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure. The Company operates two segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below.

Revenues	Quarter Ended March 31,
(in millions)	2007	2006

Media Networks	$1,733.4	$1,571.8
Filmed Entertainment	1,051.1	824.9
Eliminations	(38.5)	(29.2)

Total revenues	$2,746.0	$2,367.5

Operating income	Quarter Ended March 31,
(in millions)	2007	2006

Media Networks	$601.5	$621.1
Filmed Entertainment	(105.7)	51.1

Total segment operating income	495.8	672.2
Corporate expenses	(54.3)	(48.2)
Eliminations	1.3	(0.5)

Total operating income	$442.8	$623.5

Total Assets	March 31, 2007	December 31, 2006
(in millions)

Media Networks	$14,767.1	$14,948.4
Filmed Entertainment	5,695.1	6,089.6
Corporate	502.2	758.7

Total assets	$20,964.4	$21,796.7

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company’s commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that are payable over several years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable to third parties for various obligations of a business that has been divested.

Under the terms of the DW Funding LLC (“DW Funding”) sale agreement in 2006, Viacom is subject to a put and call option obligation at the then current value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, the Company would be required to repay certain investors all accrued and unpaid interest and principal amounts outstanding. As of March 31, 2007, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. As of March 31, 2007, the Company had established a liability of $52.7 million to reflect the fair value of its guarantee obligation.

In connection with the separation from CBS Corporation, the Company agreed to indemnify CBS Corporation with respect to its obligations as guarantor on certain Blockbuster store leases. Blockbuster’s aggregate obligations under these store leases were approximately $238.8 million at December 31, 2006. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. At March 31, 2007, the Company’s unaudited balance sheet includes a liability of approximately $53.1 million to reflect the estimated fair value of its indemnification obligation. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees and its indemnification obligations are secured by a $150 million letter of credit.

In 2005, former Viacom sold Famous Players, an operator of movie theaters in Canada and liabilities may be incurred associated with the Famous Players theater leases. Famous Players’ aggregate obligations under these theater leases were approximately $1.01 billion at December 31, 2006. The Company agreed to indemnify CBS Corporation with respect to any liability under these theater leases. At March 31, 2007, the Company’s unaudited balance sheet includes a liability of approximately $198.6 million to reflect the estimated fair value of these indemnification obligations.

Legal Matters

In March 2007, Viacom filed a complaint in the Federal Court for the Southern District of New York against Google Inc. (“Google”) and its wholly owned subsidiary YouTube, alleging that Google and YouTube violate the Company’s copyrights. Viacom is seeking both damages and injunctive relief.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. The plaintiffs claimed that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders, and sought disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom’s Board of Directors for alleged breach of fiduciary duty, and other relief. The parties have reached an agreement to settle the matter, which is subject to final approval of the Court. The sole cost to the Company of the settlement is expected to be plaintiffs’ attorneys’ fees, which will be set by the Court, and evenly shared with CBS Corporation.

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 12. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information

Supplemental Cash Flow Information	Quarter Ended March 31,
(in millions)	2007	2006

Cash paid for interest, net of amounts capitalized	$44.6	$109.9
Cash paid for income taxes	$70.1	$9.9

Interest Expense, net

The following is a summary of interest expense, net:

Interest Expense, net	Quarter Ended March 31,
(in millions)	2007	2006

Interest expense	$(118.0)	$(105.1)
Interest income	6.7	18.3

Interest expense, net	$(111.3)	$(86.8)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Items, net

The following is a summary of the components of other items, net:

Other Items, net	Quarter Ended March 31,
(in millions)	2007	2006

Loss on securitization programs	$(13.6)	$(5.8)
Foreign exchange gain (loss)	8.9	(0.9)
Dividend income	1.1	—
Other income/(loss)	0.5	(0.4)

Other items, net	$(3.1)	$(7.1)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company with prominent and respected brands. Engaging our audiences through television, motion pictures and digital platforms, we seek to reach our audiences however they consume content. Viacom’s leading brands include the multiplatform properties of MTV Networks, including MTV: Music Television®, VH1®, CMT®: Country Music Television™, Logo™, Nickelodeon®, Nick at Nite®, COMEDY CENTRAL®, Spike TV®, TV Land®, and more than 130 networks around the world as well as digital assets such as MTV.com, COMEDYCENTRAL.com, VSPOT, TurboNick™, Neopets®, Xfire® and iFilm®; BET Networks; Paramount Pictures®; DreamWorks®; and Famous Music®.

We manage our operations through two reportable operating segments: (i) Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and (ii) Filmed Entertainment, which includes Paramount Pictures Corporation (“Paramount”) and Famous Music Publishing Companies (“Famous Music”).

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes to enhance the understanding of our financial condition, results of operations and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). References to “Viacom,” “Company,” “we,” “us” and “our” refer to Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three months ended March 31, 2007 compared to the period ended March 31, 2006 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results of operations are presented below for the quarters ended March 31, 2007 and 2006.

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Revenues	$2,746.0	$2,367.5	16%

Expenses:
Operating	1,587.5	1,163.2	(36)
Selling, general and administrative	620.1	499.3	(24)
Depreciation and amortization	95.6	81.5	(17)

Total expenses	2,303.2	1,744.0	(32)

Operating income	442.8	623.5	(29)

Interest expense, net	(111.3)	(86.8)	(28)
Other items, net	(3.1)	(7.1)	56

Earnings before provision for income tax, equity in earnings and minority interest	328.4	529.6	(38)

Provision for income taxes	(124.8)	(215.0)	42
Equity in earnings from affiliates	2.7	3.9	(31)
Minority interest, net of tax	(3.4)	(1.3)	NM

Net earnings	$202.9	$317.2	(36%)

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Revenues for the quarter ended March 31, 2007 increased $378.5 million, or 16%, to $2.75 billion. Media Networks segment revenues increased 10% to $1.73 billion. Worldwide advertising revenues at the Media Networks segment increased 10% to $974.0 million and affiliate fees were up 14% to $558.5 million. Acquisitions and a disposition completed within the past twelve months by our Media Networks segment contributed net incremental revenues of $39.7 million. Filmed Entertainment segment revenues increased 27%, or $226.2 million, for the quarter ended March 31, 2007 to $1.05 billion. The acquisition of DreamWorks L.L.C. (“DreamWorks”) and the distribution activities for DreamWorks Animation SKG, Inc. (“DreamWorks Animation”) closed and commenced, respectively, on January 31, 2006. The sale of the DreamWorks live-action library closed and distribution activities commenced in May 2006. Distribution activities for DreamWorks Animation and the live-action library are accounted for on a gross basis. The acquisition of DreamWorks and related distribution activities for DreamWorks Animation and the live-action library (the “DreamWorks acquisition”) contributed $100.5 million in incremental revenues for the month of January 2007.

Revenues by Component	Quarter Ended March 31,		Better/(Worse)	Percentage of Total Revenue
(in millions)	2007	2006	2007 vs. 2006	2007	2006

Advertising sales	$952.0	$872.6	9%	35%	37%
Feature film	970.7	745.6	30	35	31
Affiliate fees	558.5	488.9	14	20	21
Ancillary	264.8	260.4	2	10	11

Total revenue	$2,746.0	$2,367.5	16%	100%	100%

Expenses and Operating Income

The following table provides the components of operating expenses, net of intercompany transactions, for the quarter ended March 31, 2007 and 2006:

Operating Expense by Component	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Production and programming	$924.4	$756.1	(22%)
Distribution	559.4	314.7	(78)
Merchandising and other	103.7	92.4	(12)

Total operating expenses	$1,587.5	$1,163.2	(36%)

Production and programming expenditures increased 22%, or $168.3 million, for the quarter ended March 31, 2007, to $924.4 million primarily driven by increased film amortization. The increase in film amortization is attributable to the number and mix of theatrical releases. Theatrical releases under Paramount Vantage, our specialty film label, tend to have lower cost structures and therefore result in less amortization. In the first quarter of 2007, we released six films, one of which was a Paramount Vantage release, Black Snake Moan, as compared to five films, two of which were Paramount Classic (now Vantage) releases, Neil Young Heart of Gold and Ask the Dust, in 2006. Program amortization, the most significant operating expense of our Media Networks segment, increased as a result of previous investments in original and acquired programming first airing on our various channels in the quarter ended March 31, 2007.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Distribution expenses increased $244.7 million, or 78%, for the first quarter of 2007, to $559.4 million, primarily reflecting higher print and advertising expenditures of $235.8 million in our Filmed Entertainment segment as a result of the number, mix and timing of our theatrical releases. Also contributing to the growth in expenses was the January 31, 2006 acquisition of DreamWorks and the DreamWorks Animation distribution agreement. For films we distribute on behalf of DreamWorks Animation and the DreamWorks live-action library, we expense print and advertising costs as incurred and recover such costs typically in the quarter immediately following the theatrical release.

Merchandising and other expenses increased $11.3 million, or 12%, principally driven by increased participations related to consumer product revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures (“SG&A”) were up 24%, or $120.8 million, for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. The increase was attributable in part to charges of $55.6 million related to restructuring actions commenced by MTVN in February 2007. Such actions are anticipated to be completed by the end of the fourth quarter of 2007 and result in full year 2007 restructuring charges, principally severance, of approximately $70.0 million. Other drivers of the increase include incremental stock based compensation expense of $14.6 million.

Depreciation and Amortization

Depreciation and amortization expense increased $14.1 million, or 17%, for the quarter ended March 31, 2007, principally the result of increased intangible asset amortization expense resulting from 2006 acquisitions, including DreamWorks by the Filmed Entertainment segment and various digital media acquisitions by the Media Networks segment.

Each component of expense is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Operating income declined 29%, or $180.7 million for the quarter ended March 31, 2007 to $442.8 million compared with 2006. The $19.6 million decline in operating income at the Media Networks segment was principally the result of a 19% growth in expenses, including restructuring charges of $55.6 million, higher programming amortization, selling and marketing expenses and stock based compensation costs partially offset by revenue growth of 10%. The decline in operating income at the Filmed Entertainment segment of $156.8 million was due to incremental domestic print and advertising costs of $170.2 million, or $235.8 million worldwide, driven by the mix and number of theatrical releases.

Interest Expense, Net

Interest expense, net includes costs related to our senior notes and debentures, credit facilities, commercial paper, capital lease obligations and amounts associated with our derivative financial instruments. For the quarter ended March 31, 2007, interest expense, net increased $24.5 million versus the comparable period ended 2006 principally due to higher average debt outstanding. The higher average debt outstanding was as a result of acquisitions in 2006, principally DreamWorks, and repurchases under our stock repurchase program.

Other Items, Net

Other items, net reflected a loss of $3.1 million, a $4.0 million improvement as compared to 2006 for the quarter. The improvement was principally due to foreign exchange gains primarily related to long-term transponder leases partially offset by an increased loss on securitization programs.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provision for Income Taxes

For the quarter ended March 31, 2007, we recorded income tax expense of $124.8 million on pretax earnings of $328.4 million resulting in an effective tax rate of 38.0%. Our effective income tax rate was 40.6% for the quarter ended March 31, 2006. The reduction in the effective tax rate from the first quarter of 2006 reflects tax planning strategies implemented during 2006 and is consistent with our effective tax rate for the year ended December 31, 2006.

Equity in Earnings of Affiliated Companies, Net of Tax

Equity in earnings of affiliated companies, net of tax declined $1.2 million, principally as a result of the consolidation of Nickelodeon UK Limited (“Nick UK”), which commenced in June 2006.

Minority Interest, Net of Tax

Minority interest, net of tax, which primarily represents ownership held by third parties of certain international pay television companies, was a loss of $3.4 million for the quarter ended March 31, 2007 as compared to losses of $1.3 million in the quarter ended March 31, 2006. The increase is primarily attributable to the previously mentioned consolidation of Nick UK, of which we now own 60% of the outstanding equity.

SEGMENT RESULTS OF OPERATIONS

The following table presents segment revenues, expenses and operating income for the quarters ended March 31, 2007 and 2006. Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain amounts have been reclassified to conform to the 2007 presentation.

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Revenues:
Media Networks	$1,733.4	$1,571.8	10%
Filmed Entertainment	1,051.1	824.9	27
Eliminations	(38.5)	(29.2)	(32)

Total revenues	2,746.0	2,367.5	16

Expenses:
Media Networks	1,131.9	950.7	(19)
Filmed Entertainment	1,156.8	773.8	(49)

Total segment expenses	2,288.7	1,724.5	(33)
Corporate	54.2	48.2	(12)
Eliminations	(39.7)	(28.7)	38

Total expenses	2,303.2	1,744.0	(32)

Operating income/(loss):
Media Networks	601.5	621.1	(3)
Filmed Entertainment	(105.7)	51.1	NM

Total segment operating income	495.8	672.2	(26)
Corporate expenses	(54.2)	(48.2)	(12)
Eliminations	1.2	(0.5)	NM

Total operating income	$442.8	623.5	(29%)

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Media Networks

Worldwide revenues increased 10% in 2007 to $1.73 billion, led by affiliate fees up 14% and advertising up 10%. Acquisitions completed subsequent to March 31, 2006 contributed a net $39.7 million in revenues.

Revenues by Component	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Advertising	$974.0	$886.2	10%
Affiliate fees	558.5	488.9	14
Ancillary	200.9	196.7	2

Total revenues by component	$1,733.4	$1,571.8	10%

Revenues by Geography

Domestic	$1,488.1	$1,360.0	9%
International	245.3	211.8	16

Total revenues by geography	$1,733.4	$1,571.8	10%

Advertising

Worldwide advertising revenues were up 10% to $974.0 million in the first quarter. Acquisitions contributed $25.7 million in incremental advertising revenues for the quarter ended March 31, 2007. Domestic revenue increased 8% versus the comparable period of 2006 driven by Spike TV, COMEDY CENTRAL and VH1. International advertising revenues increased 36%, primarily in Europe driven by Nick UK which we began consolidating in June 2006 and a favorable 10% impact attributable to foreign currency fluctuations.

Affiliate Fees

Worldwide affiliate fees increased 14% to $558.5 million in the first quarter. Domestic fees were up 10%, due principally to contractual rate increases across core channels. International fees increased 40% driven by Nick UK and MTV Japan which we began consolidating in June 2006 and September 2006, respectively, as well as by channel launches in Europe. There was a favorable 10% impact attributable to foreign currency fluctuations. Acquisitions contributed $17.9 million to 2007 revenues, all of which were in international geographies.

Ancillary

Worldwide ancillary revenues were up 2% in the first quarter to $200.9 million. Domestic revenues increased 20% principally driven by royalties earned on Harmonix’s Guitar Hero 2, while international revenues decreased 27% due to the disposition of a production studio in the fourth quarter of 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income

Media Networks segment expenses consist of the amortization of costs incurred in developing original programming and acquiring third party content; costs incurred to market our brands and content across distribution channels; and general and administrative costs.

Expenses and Operating Income	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Expenses
Operating	$586.2	$540.9	(8%)
Selling, general and administrative	475.9	348.6	(37)
Depreciation and amortization	69.8	61.2	(14)

Total expenses	$1,131.9	950.7	(19%)

Operating income	$601.5	$621.1	(3%)

Operating Expenses

Operating expenses comprise the amortization of original and acquired programming costs and expenses associated with the distribution of home entertainment products, and consumer products licensing and participation fees. In the first quarter of 2007, operating expenses increased $45.3 million as production costs, primarily program amortization, increased $41.1 million, or 9%, due to higher acquired and original programming amortization. Amortization of acquired programming increased across most channels due to mix and timing of airings of series, particularly Star Trek Voyager, Blade, CSI: NY, Designing Women and The Wire. The growth in original programming amortization resulted from new content at MTV, including Yo Mama and The Hills as well as the Kids’ Choice Awards on Nickelodeon which aired in the first quarter of 2007 compared with second quarter of 2006 and the 2007 Miss America Pageant on CMT.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel, marketing expenses, professional service fees and facility and occupancy costs for sales, marketing and administrative functions. In the first quarter of 2007, SG&A expenses increased $127.3 million, of which $55.6 million related to severance costs for restructuring actions commenced at MTVN. The increase also resulted from an increase in sales and marketing expenses of $29.5 million and higher compensation costs.

Depreciation and Amortization

Depreciation and amortization expenses reflect depreciation on fixed assets, including transponders financed under capital leases and amortization expense associated with intangible assets. Depreciation and amortization increased $8.6 million in the first quarter of 2007 due principally to amortization of intangibles associated with acquisitions.

Operating Income

Operating income decreased 3%, or $19.6 million, to $601.5 million in the first quarter of 2007. The reduction in operating income and margin reflects revenue growth of 10% offset by expense growth of 19%. The higher expense growth rate reflects restructuring charges, incremental program amortization and costs from entities acquired subsequent to March 31, 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

Worldwide revenues increased $226.2 million, or 27% in the first quarter of 2007 to $1.05 billion. The DreamWorks acquisition contributed incremental revenues of $100.5 million in January 2007. Results of operations for DreamWorks have been included in the Filmed Entertainment segment beginning February 1, 2006.

Revenues by Component	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Theatrical	$266.0	$118.9	124%
Home entertainment	409.9	421.8	(3)
Television license fees	308.2	220.4	40
Ancillary	67.0	63.8	5

Total revenues by component	$1,051.1	$824.9	27%

Revenues by Geography

Domestic	$595.6	$554.4	7%
International	455.5	270.5	68

Total revenues by geography	$1,051.1	$824.9	27%

Theatrical

Worldwide theatrical revenues increased $147.1 million in the first quarter of 2007. The DreamWorks acquisition contributed $45.6 million of incremental revenues in January 2007. Domestic revenues increased $85.3 million driven primarily by the increase in the number, timing and audience acceptance of theatrical releases. We released six films, including one specialty film, in 2007 compared with five films, including two specialty films, in 2006. Theatrical domestic releases in the current quarter were Freedom Writers, Norbit, Black Snake Moan, Zodiac, Shooter and Blades of Glory as compared to Last Holiday, Neil Young Heart of Gold, Failure to Launch, Ask the Dust, and She’s the Man in the first quarter of 2006. Comparatively, the 2007 first quarter releases generated incremental revenues of $39.4 million, or 62% greater than 2006 first quarter releases. Additionally, we generated incremental revenues of $49.0 million from films released in previous quarters, most notably Dreamgirls, Charlotte’s Web and Babel, as compared with 2006. Second quarter domestic theatrical releases are expected to include Disturbia, Year of the Dog, Next, and A Mighty Heart. Additionally in the second quarter, Paramount will distribute DreamWorks Animation’s Shrek the Third. In international markets, theatrical revenues increased $61.8 million as a result of the number and audience acceptance of our theatrical releases, specifically Dreamgirls, Charlotte’s Web and Norbit as compared to 2006 first quarter titles, Munich, Failure to Launch and Get Rich or Die Trying’.

Home Entertainment

Worldwide first quarter home entertainment revenues decreased 3%, or $11.9 million. The DreamWorks acquisition contributed $23.8 million of incremental revenues in January 2007. Domestic home entertainment revenues decreased $84.3 million, or 27% due to a decline in the number of video releases in the first quarter of 2007, Flags of Our Fathers and Babel as compared with 2006 releases, Yours, Mine & Ours, Hustle & Flow, Elizabethtown, Get Rich or Die Tryin’, Dreamer and Weatherman, as well as a decrease in revenues generated from our catalog. These declines were largely offset by a $75.0 million increase in revenues for the quarter generated from our DreamWorks Animation distribution agreement, including Flushed Away. International home

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

entertainment revenues increased $72.4 million, or 69%, resulting primarily from revenues of $37.7 million for the quarter from our DreamWorks Animation distribution agreement. Additionally, the increase in revenues was driven by our catalog and first quarter releases, primarily World Trade Center. We expect to release four titles domestically and five titles internationally to home video in the second quarter of 2007 as compared to five titles and six titles, respectively, in the same period of 2006.

Television License Fees

Worldwide television license fees increased $87.8 million, or 40%, in the first quarter of 2007. The DreamWorks acquisition contributed $30.9 million of incremental revenue in January 2007. Domestically, television license fees increased $40.5 million due to the timing and mix of titles released to television in the first quarter of 2007, most notably Mission: Impossible 3, Nacho Libre and Anchorman as compared with 2006, Seabiscuit and Italian Job, as well as revenues generated from our DreamWorks Animation distribution agreement, primarily related to Shark Tale. International television license fees increased $47.3 million driven primarily by a growth in syndication revenues due to an increase in the number of available titles during the quarter.

Ancillary

The increase in ancillary revenues of 5%, or $3.2 million, in the first quarter was principally due to an increase in licensing royalties earned by Famous Music.

Expenses and Operating Income/(Loss)

Filmed Entertainment segment expenses principally consist of the amortization of film costs based on an ultimate revenue forecast model; costs incurred for print and advertising of our feature films; and general and administrative costs.

Expenses and Operating Income/(Loss)	Quarter Ended March 31,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006

Expenses
Operating	$1,041.1	$663.2	(57%)
Selling, general and administrative	93.5	93.5	—
Depreciation and amortization	22.2	17.1	(30)

Total expenses	$1,156.8	773.8	(49%)

Operating income/(loss)	$(105.7)	$51.1	NM

NM = not meaningful

Operating Expenses

Operating expenses in our Filmed Entertainment segment principally include the amortization of production costs of released films and development projects, print, advertising and distribution costs. In the first quarter of 2007, operating expenses increased $377.9 million due primarily to a growth in print and advertising costs and film amortization expense. The increase in domestic and international print and advertising costs of $170.2 million and $65.6 million, respectively, was primarily driven by the number, mix and timing of our first quarter 2007 theatrical releases as well as additional expenses associated with fourth quarter 2006 releases, including Dreamgirls, Babel and Charlotte’s Web and the release of Disturbia in April 2007. Expense related to distribution activities increased $123.7 million primarily due to DreamWorks Animation titles, principally Over the Hedge, Shark Tale, Shrek 2 and Wallace & Gromit: Curse of the Were-Rabbit. We expect higher levels of print and advertising costs throughout 2007 as compared to 2006 primarily due to number, timing and mix of our theatrical releases.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and occupancy costs. SG&A costs were flat period over period. An increase in sales and marketing expense was offset by a decrease in other compensation costs.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation on fixed assets and amortization of acquired intangibles, including acquired distribution rights. Depreciation and amortization increased $5.1 million primarily related to a growth in intangible asset amortization, in particular distribution rights in connection with the acquisition of DreamWorks.

Operating Income/(Loss)

Operating income decreased $156.8 million to a loss of $105.7 million in the first quarter of 2007 principally related to higher print and advertising costs and film amortization costs of $371.9 million due to an increase in the number, mix and timing of theatrical film releases as compared with the comparable period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Additionally, we have sufficient access to capital markets that, together with cash flow from operations, provide us adequate resources to fund ongoing operations including investment in programming and film productions; capital expenditures and investment in new projects, including digital media, share repurchases and acquisitions.

Our principal uses of cash are for the creation of new content, acquisitions of third party content, ongoing investments in our businesses, cash acquisitions of businesses, and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines for current credit ratings. We may access external financing from time to time depending on our cash requirements, our assessments of current and anticipated market conditions and after-tax cost of capital.

Our access to capital markets can be impacted by factors outside our control. Additionally, our cost to borrow is impacted by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our credit ratings remain unchanged from December 31, 2006.

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our bank facilities are subject to one principal financial covenant, interest coverage, which we met on March 31, 2007.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash Flows

Cash and cash equivalents decreased by $307.5 million for the quarter ended March 31, 2007. The change in cash and cash equivalents was as follows:

Cash Flows	Quarter Ended March 31,
(in millions)	2007	2006

Net cash flow from operating activities	$348.6	$394.8
Net cash flow from investing activities	(63.7)	(843.2)
Net cash flow from financing activities	(592.3)	551.5
Effect of exchange rate on cash	(0.1)	—

Increase (decrease) in cash and cash equivalents	$(307.5)	$103.1

Operating Activities

Cash provided by operating activities was $348.6 million for the quarter ended March 31, 2007 principally due to net earnings of $202.9 million and collections on our accounts receivable. During the first quarter of 2006, the principal use of operating cash flow was the continued investment in original content and feature film inventory.

Investing Activities

Cash used for investing activities of $63.7 million in the first quarter was principally related to capital expenditures of $40.5 million which increased over the prior year due principally to purchasing a facility to support our information technology functions. Cash used in investing activities decreased $779.5 million from 2006 principally attributable to our acquisition of DreamWorks, DreamWorks Animation and DreamWorks live-action library distribution rights in the first quarter of 2006.

Financing Activities

Cash used for first quarter financing activities was $592.3 million. During the first quarter of 2006 we repaid $920.8 million of commercial paper offset by issuance of $658.7 million. Additionally, in 2007, we paid an additional $170.0 million related to the special dividend to CBS Corporation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Capital Resources

Capital Structure and Financing Obligations

At March 31, 2007, total financing obligations were $7.38 billion, a decrease of $270.4 million as compared to December 31, 2006.

Total financing obligations	March 31, 2007	December 31, 2006
(in millions)

Senior notes and debentures:
Senior notes due 2009, LIBOR + 0.350%	$750.0	$750.0
Senior notes due 2011, 5.750%	1,492.7	1,492.2
Senior notes due 2016, 6.250%	1,494.1	1,493.9
Senior debentures due 2036, 6.875%	1,733.2	1,733.0
Senior notes due 2055, 6.850%	750.0	750.0
Commercial paper	831.5	1,093.6
Obligations under capital leases	326.0	335.2

Total financing obligations	7,377.5	7,647.9

Commercial Paper

At March 31, 2007, the outstanding commercial paper had a weighted average interest rate of 5.58% and average maturity of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

Interest expense on debt borrowings was $110.8 million and $80.6 million in the quarters ended March 31, 2007 and 2006, respectively. Total interest paid on borrowings during the quarter ended March 31, 2007 was $44.6 million.

Stock Repurchase Program

For the quarter ended March 31, 2007, 4.3 million shares were repurchased under the program for an aggregate purchase price of $173.5 million under the Company’s $3.0 billion stock repurchase program. As of May 3, 2007, we had acquired 6.3 million shares for an aggregate purchase price of $257.7 million.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OTHER MATTERS

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 6. Related Party Transactions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions in cable programming markets worldwide and, in particular, for advertisements targeting demographics served by the Company’s programming services; the public acceptance of and ratings for the Company’s movies, cable television program, digital services and other content; competition for advertising dollars from search and other online and wireless-based services and content providers; technological developments and their effect in the Company’s markets and on consumer behavior; the Company’s ability to successfully launch its programming services and other content to new distribution platforms; changes in the Federal communications laws and regulations applicable to cable operations, including the possibility of mandatory à la carte programming; the impact of piracy on the Company’s programming and films; the impact of increased scale in parties involved in the distribution of the Company’s products and programming services to consumers; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company’s businesses generally; and other factors described in the Company’s news releases and filings with the Securities and Exchange Commission, including but not limited to the Company’s 2006 Annual Report on Form 10-K filed on March 1, 2007. The forward-looking statements included in this document are made only as of the date of this document, and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

Item 4. Controls and Procedures.

Our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2006 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 11. Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2006 Annual Report to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has in place a $3.0 billion stock repurchase program under which it commenced repurchases on January 3, 2006. Additionally, Viacom has entered into an agreement with NAI and NAIRI (the “NAIRI Agreement”) pursuant to which Viacom has agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom’s purchase of shares under the stock repurchase program. The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2007:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program
	(thousands)	(dollars)	(millions)
As of December 31, 2006	60,320.0	$38.88	$654.9
Month ended January 31, 2007:
Open market	1,170.0	41.25	606.6
NAIRI	152.0	41.26	600.3
Month ended February 28, 2007:
Open market	777.4	40.47	568.8
NAIRI	100.8	40.51	564.7
Month ended March 31, 2007:
Open market	1,842.3	40.04	490.9
NAIRI	238.9	39.94	481.4

Total as of March 31, 2007	64,601.4	$38.99	$481.4

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1*	Amendment to Employment Agreement between Viacom Inc. and Michael D. Fricklas dated March 5, 2007 amending Employment Agreement, dated as of May 1, 2000, between Former Viacom and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2000), as amended by Amendment dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended March 31, 2003) (File No. 001-09553), as amended by Letter Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed April 15, 2005 and each assigned to Viacom Inc.) (File No. 001-09553).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: May 10, 2007	By:	/s/ THOMAS E. DOOLEY
Thomas E. Dooley
Senior Executive Vice President, Chief
Administrative Officer and
Chief Financial Officer; Director

Date: May 10, 2007	By:	/s/ JACQUES TORTOROLI
Jacques Tortoroli
Senior Vice President,
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Amendment to Employment Agreement between Viacom Inc. and Michael D. Fricklas dated March 5, 2007 amending Employment Agreement, dated as of May 1, 2000, between Former Viacom and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2000), as amended by Amendment dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended March 31, 2003) (File No. 001-09553), as amended by Letter Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed April 15, 2005 and each assigned to Viacom Inc.) (File No. 001-09553).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.