Form 10-Q
period 2007-06-30
Viacom Inc.
filed 2007-08-02
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Class of Stock	Shares Outstanding as of July 15, 2007
Class A Common Stock, par value $0.001 per share	58,174,574
Class B Common Stock, par value $0.001 per share	628,442,314

VIACOM INC.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except earnings per share amounts)	2007	2006	2007	2006

Revenues	$3,185.9	$2,819.3	$5,904.2	$5,161.6
Expenses:
Operating	1,764.6	1,556.1	3,327.4	2,695.4
Selling, general and administrative	621.2	518.8	1,240.1	1,017.1
Depreciation and amortization	98.3	82.8	193.8	164.2

Total expenses	2,484.1	2,157.7	4,761.3	3,876.7

Operating income	701.8	661.6	1,142.9	1,284.9
Interest expense, net	(113.8)	(112.2)	(225.0)	(198.7)
Gain on sale of equity investment	151.0	—	151.0	—
Other items, net	(41.9)	9.5	(45.2)	2.2

Earnings from continuing operations before provision for income taxes, equity in earnings and minority interest	697.1	558.9	1,023.7	1,088.4

Provision for income taxes	(264.9)	(144.5)	(389.0)	(359.5)
Equity in earnings of affiliated companies, net of tax	5.3	1.9	8.0	5.8
Minority interest, net of tax	(4.4)	(0.9)	(7.7)	(2.2)

Net earnings from continuing operations	433.1	415.4	635.0	732.5
Discontinued operations, net of tax	0.9	21.9	2.0	22.0

Net earnings	$434.0	$437.3	$637.0	$754.5

Basic earnings per common share:
Earnings per share, continuing operations	$0.63	$0.58	$0.92	$1.00
Earnings per share, discontinued operations	$—	$0.03	$—	$0.03
Net earnings per share	$0.63	$0.61	$0.92	$1.03

Diluted earnings per common share:
Earnings per share, continuing operations	$0.63	$0.58	$0.92	$1.00
Earnings per share, discontinued operations	$—	$0.03	$—	$0.03
Net earnings per share	$0.63	$0.61	$0.92	$1.03

Weighted average number of common shares outstanding:
Basic	686.4	720.4	689.3	729.1
Diluted	687.8	721.3	690.9	731.1

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
(in millions, except par value)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$420.0	$705.8
Receivables, less allowances of $130.8 and $142.9, respectively	2,029.0	2,236.1
Inventory	642.3	622.9
Deferred tax assets, net	252.2	265.5
Prepaid and other assets	306.9	352.5
Assets held for sale	25.1	28.3

Total current assets	3,675.5	4,211.1
Property and equipment, net	1,183.1	1,204.9
Inventory	3,816.7	3,783.8
Goodwill	11,083.3	11,137.0
Intangibles, net	733.9	817.2
Other assets	455.9	562.6
Assets held for sale	76.4	80.1

Total assets	$21,024.8	$21,796.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321.1	$449.1
Accrued expenses	1,055.2	1,535.0
Participants’ share, residuals and royalties payable	1,488.8	1,414.5
Program rights	198.8	180.8
Deferred revenue	405.1	364.5
Financing obligations	64.2	63.9
Other liabilities	644.5	539.0
Liabilities held for sale	94.1	70.0

Total current liabilities	4,271.8	4,616.8

Financing obligations	7,211.6	7,584.0
Program rights	487.3	505.5
Participants’ share, residual and royalties payable	248.6	383.9
Deferred tax liabilities, net	193.6	154.5
Other liabilities	1,379.6	1,345.7
Minority interests	32.7	27.0
Liabilities held for sale	13.2	13.1

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, par value $0.001, 375.0 authorized; 58.3 and 59.7 outstanding, respectively	0.1	0.1
Class B Common Stock, par value $0.001, 5,000.0 authorized; 620.2 and 633.5 outstanding, respectively	0.6	0.6
Additional paid-in capital	7,994.9	7,872.4
Treasury stock	(3,079.6)	(2,345.1)
Retained earnings	2,205.9	1,592.1
Accumulated other comprehensive income	64.5	46.1

Total stockholders’ equity	7,186.4	7,166.2

Total liabilities and stockholders’ equity	$21,024.8	$21,796.7

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2007	2006
OPERATING ACTIVITIES
Net earnings	$637.0	$754.5
Net earnings from discontinued operations	(2.0)	(22.0)

Net earnings from continuing operations	635.0	732.5
Reconciling items:
Depreciation and amortization	193.8	164.2
Feature film and program amortization	1,482.0	1,070.8
Stock based compensation	41.5	21.4
Gain on sale of equity investment	(151.0)	—
Impairment of cost investment	36.0	—
Equity in affiliates and minority interest, net	11.9	(3.6)
Operating assets and liabilities, net of acquisitions:
Receivables	310.1	741.4
Inventory and program rights	(1,518.8)	(1,344.2)
Accounts payable and accrued expenses	(438.7)	(894.4)
Tax related amounts	52.4	84.1
Deferred revenue	28.8	(45.1)
Other, net	86.2	29.0
Discontinued operations, net	35.3	18.6

Net cash flow from operating activities	804.5	574.7

INVESTING ACTIVITIES
Net cash used in business combinations	(8.6)	(914.3)
Business dispositions	191.1	675.3
Capital expenditures	(81.4)	(68.4)
Investments in and advances to equity affiliates and other, net	(24.4)	(7.1)
Discontinued operations, net	(0.1)	(0.3)

Net cash flow from/(used in) investing activities	76.6	(314.8)

FINANCING ACTIVITIES
Borrowings from banks	—	965.0
Repayments to banks	—	(5,840.0)
Senior notes and debentures, net of discount	—	5,466.9
Commercial paper	(348.3)	1,295.9
Repayment of acquired notes payable and preferred interest	—	(657.4)
Proceeds from cash flow hedge	—	88.0
Net payments to Former Viacom	(170.0)	(60.2)
Payment of capital lease obligations	(32.1)	(27.0)
Purchase of treasury stock	(688.6)	(1,549.1)
Exercise of stock options and other, net	70.4	2.2
Discontinued operations, net	—	—

Net cash flow used in financing activities	(1,168.6)	(315.7)

Effect of exchange rate changes on cash and cash equivalents	1.7	6.8

Net change in cash and cash equivalents	(285.8)	(49.0)
Cash and cash equivalents at beginning of period	705.8	361.1

Cash and cash equivalents at end of period	$420.0	$312.1

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company with prominent and respected brands. The Company operates through two reportable operating segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment, which includes Paramount Pictures Corporation (“Paramount”). The Media Networks brands are focused on connecting with key demographics attractive to advertisers across multiple distribution platforms including cable television program services and digital media assets. The Company produces its own programs or acquires programming rights from others that target specific demographics and provides content to various distribution platforms. In the Filmed Entertainment segment, Paramount produces, finances and distributes feature motion pictures.

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

Discontinued Operations

On July 31, 2007, the Company completed the sale of Famous Music to Sony/ATV Music Publishing. On July 22, 2005, the former Viacom Inc. (“Former Viacom”) sold Famous Players Inc. (“Famous Players”), a Canadian-based theater chain. In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. (“Blockbuster”). Famous Music, Famous Players and Blockbuster have been presented as discontinued operations for all periods presented.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized a $9.2 million increase in unrecognized income tax benefits, primarily related to state matters, along with $13.9 million of related potential interest and penalties. The items were recorded as other non-current liabilities with a corresponding reduction to retained earnings. At the time of adoption, the Company had $261.2 million of unrecognized tax benefits of which $219.1 million, if recognized, would affect the Company’s annual effective tax rate in future years. The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

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

Comprehensive Income	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Net earnings	$434.0	$437.3	$637.0	$754.5

Other comprehensive income:
Cash flow hedges, net of tax	—	(5.5)	(1.0)	52.9
Foreign currency	9.5	31.8	20.0	47.1
Other	(1.2)	(2.3)	(0.7)	(1.9)

Comprehensive income	$442.3	$461.3	$655.3	$852.6

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per share:

Common Shares Outstanding	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Weighted average common shares outstanding, basic	686.4	720.4	689.3	729.1
Dilutive effect of stock options	1.0	0.8	1.1	1.9
Dilutive effect of restricted stock units	0.4	0.1	0.5	0.1
Dilutive effect of performance share units	—	—	—	—

Weighted average common shares outstanding, dilutive	687.8	721.3	690.9	731.1

Stock options to purchase 40.3 million shares, 2.2 million restricted share units for Class B common stock and 0.7 million performance share units for Class B common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter and six months ended June 30, 2007. Stock options to purchase 38.9 million shares and 0.1 million restricted share units were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter and six months ended June 30, 2006. Additionally, restricted share units of 0.7 million were excluded because their performance conditions were not met as of June 30, 2006.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4. INVENTORY

Inventory of the Company consists of the following:

Inventory (in millions)	June 30, 2007	December 31, 2006
Film Inventory:
Released, net of amortization	$939.2	$834.2
Completed, not yet released	12.8	31.1
In process and other	773.7	909.1
Programming Inventory:
Original programming	1,228.6	1,165.4
Acquired program rights	1,320.7	1,295.1
Merchandise and other inventory	184.0	171.8

Total inventory	4.459.0	4,406.7
Less current portion	(642.3)	(622.9)

Total inventory, non-current	$3,816.7	$3,783.8

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations (in millions)	June 30, 2007	December 31, 2006

Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750.0	$750.0
Senior notes due 2011, 5.750%	1,493.1	1,492.2
Senior notes due 2016, 6.250%	1,494.2	1,493.9
Senior debentures due 2036, 6.875%	1,733.3	1,733.0
Senior notes due 2055, 6.850%	750.0	750.0
Commercial paper	745.4	1,093.6
Obligations under capital leases	309.8	335.2

Total financing obligations	7,275.8	7,647.9
Less current portion	(64.2)	(63.9)

Total non-current financing obligations	$7,211.6	$7,584.0

Senior Notes and Debentures

At June 30, 2007, the total unamortized discount related to the fixed rate senior notes and debentures was $29.4 million.

Commercial Paper

At June 30, 2007, the outstanding commercial paper had a weighted average interest rate of 5.56% and average maturity of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Interest expense on outstanding indebtedness was $111.0 million and $109.1 million in the quarters ended June 30, 2007 and 2006, respectively and $221.8 million and $189.7 million for the six months ended June 30, 2007 and 2006, respectively. Total interest paid on borrowings during the quarter ended June 30, 2007 was $186.5 million and $223.7 million for the six months ended June 30, 2007.

NOTE 6. STOCK REPURCHASE PROGRAM

Stock Repurchase Program

As further discussed in its 2006 Annual Report, commencing in January 2006, the Company had in place a $3.0 billion stock repurchase program that was completed in June 2007. For the quarter and six months ended June 30, 2007, 9.9 million shares and 13.7 million shares, respectively, were repurchased in the open market under the program for an aggregate purchase price of $426.4 million and $580.0 million. An additional 1.3 million and 1.8 million shares were purchased under an agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, for an aggregate purchase price of $55.1 million and $75.0 million for the quarter and six months ended June 30, 2007.

On May 29, 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to acquire up to $4.0 billion of Viacom Class A and Class B common stock. The independent members of the Board also approved NAI’s continued participation in the new program on substantially the same terms on which it participated in the previous program. This program commenced following the completion of the $3.0 billion stock repurchase program. For the quarter and six months ended June 30, 2007, 1.7 million shares were repurchased in the open market under the new program for an aggregate purchase price of $70.5 million. An additional 0.2 million were purchased under the agreement with NAI for an aggregate purchase price of $9.0 million for the quarter and six months ended June 30, 2007.

NOTE 7. RELATED PARTY TRANSACTIONS

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended June 30, 2007 and 2006, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $13.6 million and $1.8 million, respectively.

NAI and Mr. Redstone own in the aggregate approximately 88% of the common stock of Midway. Midway places advertisements on Viacom’s program services and digital media assets from time to time. During the six months ended June 30, 2007 and 2006, Midway made payments to MTVN of approximately $1.5 million and $3.0 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI’s participation in the Company’s stock repurchase program, see Note 6 and the 2006 Annual Report.

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

Paramount recognizes revenues in connection with the licensing of motion picture products to CBS Corporation and distributes certain television products into the home entertainment market for a fee on behalf of CBS Corporation’s television production group. Paramount also recognizes revenue related to the lease of studio space to CBS Corporation. Additionally, the Media Networks segment recognizes advertising revenues for media spending placed by various subsidiaries of CBS Corporation.

The Media Networks segment purchases television programming from CBS Corporation and its subsidiaries. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments also place advertisements with various subsidiaries of CBS Corporation.

The following table summarizes the transactions with CBS Corporation as included in the Company’s Consolidated Financial Statements:

Related Party Transactions	Quarter Ended June 30,
(in millions)	2007	2006

Consolidated Statements of Earnings
Revenues	$47.4	$55.6
Operating expenses	38.9	27.4
Discontinued operations	—	(2.1)

	Six Months Ended June 30,
	2007	2006

Consolidated Statements of Earnings
Revenues	$107.3	$103.8
Operating expenses	133.2	42.8
Discontinued operations	(4.6)	(4.2)

	June 30, 2007	December 31, 2006
Consolidated Balance Sheets
Accounts receivable	$81.0	$95.5
Other assets	31.8	40.2
Assets held for sale	0.3	—

Total due from CBS Corporation	$113.1	$135.7

Accounts payable	$6.6	$3.0
Participants’ share, residuals and royalties payable	151.8	168.5
Programming rights, current	133.1	152.6
Other liabilities	181.4	226.7
Liabilities held for sale	7.5	4.4

Total due to CBS Corporation	$480.4	$555.2

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Special Dividend

In connection with the separation from CBS Corporation in 2005, the Company paid a preliminary special dividend in December 2005 that was subject to adjustment. In May 2006, the Company made an additional payment of $170.2 million. In January 2007, the Company finalized a settlement with CBS Corporation and paid $170.0 million. The settlement amount was accrued in the Company’s consolidated balance sheet as of December 31,  2006 with a corresponding reduction of additional paid-in capital.

401K Plan Transactions

Following the separation, some participants in the Viacom 401(k) Plan continued to be invested in CBS Corporation Class A and Class B common stock. On June 29, 2007, the Company and CBS Corporation entered into an agreement for CBS Corporation to purchase the shares of CBS Corporation Class A and Class B common stock from the Viacom 401(k) Plan, and in July, those shares were sold to CBS Corporation for total proceeds of $29.8 million.

Similarly, some participants in the 401(k) plans sponsored by CBS Corporation continued to be invested in Viacom Class A and Class B common stock following the separation. On June 29, 2007, the Company and CBS Corporation entered into an agreement for the Company to purchase the shares of Viacom Class A and Class B common stock from the CBS-sponsored 401(k) plans, and in July, those shares were purchased for an aggregate amount of $120.0 million.

Other Related Party Transactions

The Company, in the normal course of business, is involved in other related party transactions with NAI, Midway and CBS Corporation, as well as other related parties that are not material in any of the periods presented.

NOTE 8. STOCK BASED COMPENSATION

The Company’s 2006 Long-Term Management Incentive Plan (the “LTMIP”) provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), unrestricted shares of Class B Common Stock, phantom shares, dividend equivalents, performance awards (including performance share units (“PSUs”)) and other awards, or a combination of any of the above. In addition, the Company’s director plans provide for automatic grants of stock options and RSUs to outside directors each year.

Historically, the Company has granted stock options and RSUs to employees. Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. RSUs typically vest ratably over a four-year period from the date of the grant. In 2007, the Company began granting performance share units (“PSUs”) to its senior most executives with each PSU representing one underlying share of Class B common stock. The number of shares of Class B common stock the executive will ultimately receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award depending on the total shareholder return (“TSR”) of the Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. If Viacom’s stock performs less than the 25th percentile of that index, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for each measurement period, in which case the executive would receive the average of their target award and the lower award they would have otherwise earned.

During the quarter ended June 30, 2007, the Company granted 4,254,772 stock options, 1,002,829 RSUs and 290,509 PSUs, principally in connection with its annual grant under the LTMIP. For the six months ended June 30, 2007, the Company granted 4,280,140 stock options, 1,083,414 RSUs and 638,557 PSUs.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Compensation Cost Recognized

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Recognized in earnings:
Stock options	$8.4	$7.3	$24.8	$13.6
Restricted share units	6.6	4.7	12.2	7.8
Performance share units	2.5	—	4.5	—

Total compensation cost in earnings	$17.5	$12.0	$41.5	$21.4

Tax benefit recognized	$6.3	$4.2	$15.3	$8.1

Capitalized stock based compensation expense for the quarter and six months ended June 30, 2007 was $2.0 million and $4.9 million, respectively.

Total unrecognized compensation cost related to unvested stock option awards at June 30, 2007 is approximately $117.4 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years. Total unrecognized compensation cost related to RSUs at June 30, 2007 is approximately $95.5 million and is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost related to PSUs at June 30, 2007 is approximately $36.6 million and is expected to be recognized on a straight-line basis over a period of 2.5 years.

Other Share Based Payments

In September 2006, the Company entered into an amended employment agreement with the Executive Chairman of the Board of Directors and Founder. Among other provisions, a balance of $9.4 million in previously deferred compensation was converted to stock option equivalents. For the quarter and six months ended June 30, 2007, compensation cost relating to the stock option equivalents of $0.7 million and $1.3 million, respectively, was included in the results of operations.

NOTE 9. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost for the Company under Viacom’s pension benefit plans consists of the following:

Net Periodic Benefit Costs	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Service cost	$8.4	$7.9	$17.1	$15.8
Interest cost	7.4	7.0	15.0	14.0
Expected return on plan assets	(5.2)	(4.3)	(10.4)	(8.7)
Amounts amortized	0.6	2.1	1.5	4.3

Net periodic benefit costs	$11.2	$12.7	$23.2	$25.4

Contributions	$0.5	$0.6	$0.9	$0.8

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Contributions for the quarter and six months ended June 30, 2007 and 2006 relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company’s defined benefits plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time. There are currently no minimum required contributions for funded plans.

NOTE 10. SEVERANCE AND OTHER CHARGES

Severance

At December 31, 2006, the Company had accrued $108.6 million of severance charges principally related to events occurring during 2006, including the resignation of certain senior executives and severance charges incurred in the Media Networks segment as a result of the restructuring of certain international operations.

In the first quarter of 2007, MTVN commenced restructuring actions affecting its domestic and international operations. Restructuring charges, principally severance, of $11.5 million and $67.1 million were incurred in the three and six month periods ended June 30, 2007, respectively.

The following table summarizes the activity for severance and other charges included in operating expenses for the six months ended June 30, 2007:

Severance and Other Charges
(in millions)	Total
Balance at December 31, 2006	$108.6
Additions for 2007 restructuring	67.1
Severance payments	(72.9)
Other payments	(8.3)
Revision to initial estimates	1.4

Balance at June 30, 2007	$95.9

NOTE 11. REPORTABLE SEGMENTS

The following tables set forth the Company’s financial performance by reportable segment. The Company’s reportable segments have been determined in accordance with the Company’s internal management structure. The Company operates two segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Operating income is used as the measure of segment profit performance.

Revenues	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Media Networks	$1,921.5	$1,751.0	$3,654.9	$3,322.8
Filmed Entertainment	1,311.5	1,095.9	2,334.9	1,895.6
Eliminations	(47.1)	(27.6)	(85.6)	(56.8)

Total revenues	$3,185.9	$2,819.3	$5,904.2	$5,161.6

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Operating Income	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Media Networks	$734.2	$710.3	$1,335.6	$1,331.4
Filmed Entertainment	21.4	4.8	(86.1)	55.7

Total segment operating income	755.6	715.1	1,249.5	1,387.1
Corporate expenses	(54.4)	(54.0)	(108.6)	(102.2)
Eliminations	0.6	0.5	2.0	—

Total operating income	$701.8	$661.6	$1,142.9	$1,284.9
Interest expense, net	(113.8)	(112.2)	(225.0)	(198.7)
Gain on sale of equity investment	151.0	—	151.0	—
Other items, net	(41.9)	9.5	(45.2)	2.2

Earnings from continuing operations	697.1	558.9	1,023.7	1,088.4

Total Assets
(in millions)	June 30, 2007	December 31, 2006
Media Networks	$14,798.3	$14,948.4
Filmed Entertainment	5,624.1	5,981.2
Corporate	602.4	867.1

Total assets	$21,024.8	$21,796.7

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Under the terms of the DW Funding LLC (“DW Funding”) sale agreement in 2006, Viacom is subject to a put and call option obligation at the then current value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. To the extent the current fair value at the option closing date is insufficient to repay the related indebtedness of DW Funding, the Company would be required to repay certain investors all accrued and unpaid interest and principal amounts outstanding. As of June 30, 2007, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. As of June 30, 2007, the Company’s unaudited balance sheet includes a liability of $52.7 million to reflect the fair value of its guarantee obligation.

In connection with the separation from CBS Corporation, the Company agreed to indemnify CBS Corporation with respect to its obligations as guarantor on certain Blockbuster store leases. Blockbuster’s aggregate obligations under these store leases were $241.5 million at June 30, 2007. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. At June 30, 2007, the Company’s

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

unaudited balance sheet includes a liability of $53.1 million to reflect the estimated fair value of its indemnification obligation. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees and its indemnification obligations are secured by a $150 million letter of credit.

In 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada and liabilities may be incurred associated with the Famous Players theater leases. Famous Players’ aggregate obligations under these theater leases were $1.05 billion at June 30, 2007. The Company agreed to indemnify CBS Corporation with respect to any liability under these theater leases. At June 30, 2007, the Company’s unaudited balance sheet includes a liability of $198.6 million to reflect the estimated fair value of these indemnification obligations.

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

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. The plaintiffs claimed that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders and sought disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom’s Board of Directors for alleged breach of fiduciary duty, and other relief. The parties have reached an agreement to settle the matter, which is subject to final approval of the Court. The sole cost to the Company of the settlement is expected to be plaintiffs’ attorneys’ fees, which will be set by the Court, and evenly shared with CBS Corporation.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Cash paid for interest, net of amounts capitalized	$192.0	$55.0	$236.6	$164.8
Cash paid for taxes	$97.7	$279.1	$167.8	$289.0

Interest Expense, net	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Interest expense	$(118.6)	$(118.3)	$(236.4)	$(223.1)
Interest income	4.8	6.1	11.4	24.4

Interest expense, net	$(113.8)	$(112.2)	$(225.0)	$(198.7)

Other Items, net	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Loss on securitization programs	$(13.9)	$(6.4)	$(27.5)	$(12.2)
Foreign exchange gain	7.0	15.4	15.9	14.5
Impairment of a cost investment	(36.0)	—	(36.0)	—
Other income/(loss)	1.0	0.5	2.4	(0.1)

Other items, net	$(41.9)	$9.5	$(45.2)	$2.2

Asset Impairment

In the second quarter, the Company recorded a pre-tax impairment charge of $36.0 million to write off its investment in Amp’d Mobile, which filed for bankruptcy. The impairment charge is included in Other items, net in the Consolidated Statements of Earnings.

Gain on Sale of Equity Investment

In June 2007, the Company sold MTV Networks’ investment in Russia, an international equity affiliate, for $191.1 million and recognized a pre-tax gain on the sale of $151.0 million. The Company’s equity in earnings of MTV Russia is not material to its operations in any period presented.

NOTE 14. DISCONTINUED OPERATIONS

On July 31, 2007, the Company closed on the sale of Famous Music to Sony/ATV Music Publishing for approximately $370 million in cash, subject to adjustment. In the second quarter of 2007, Famous Music met the requirements of an asset held for sale and has been presented as a discontinued operation in the unaudited

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

consolidated financial statements for all periods presented, including the elimination of Famous Music’s operating results from the Filmed Entertainment reportable segment. In the future, the Company’s continuing involvement with Famous Music is limited to certain license and distribution agreements, which are not considered significant. The Company expects to record a gain on the sale in the third quarter of 2007.

The results of Famous Music’s operations for the quarters and six months ended June 30, 2007 and 2006, respectively, and its major classes of assets and liabilities as of June 30, 2007 and December 31, 2006 are as follows:

Discontinued Operations	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Revenues	$35.3	$27.4	$62.9	$52.6
Pre-tax income	$1.4	$1.0	$3.2	$1.1

	June 30, 2007		December 31, 2006
Assets/(Liabilities)
Receivables	$3.4		$2.3
Prepaid assets	21.7		26.0
Property and equipment, net	1.1		1.2
Intangibles, net	70.6		76.3
Other assets	4.7		2.6
Accounts payable and other accruals	(60.3)		(47.6)
Deferred revenues	(33.8)		(22.4)
Other liabilities	(13.2)		(13.1)

For the quarter and six months ended June 30, 2006, discontinued operations principally includes the release of reserves resulting from audit settlements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Viacom is a leading global entertainment content company with prominent and respected brands. Engaging our audiences through television, motion pictures and digital platforms, we seek to reach our audiences however they consume content. Viacom’s leading brands include MTV: Music Television®, VH1®, CMT®: Country Music Television™ , Logo™, Harmonix®, Nickelodeon®, Noggin®, Nick at Nite®, AddictingGames™, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, Gametrailers™, BET Networks, Paramount Pictures®, DreamWorks®, and Paramount Vantage™.

We manage our operations through two reportable segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment, which includes Paramount Pictures Corporation (“Paramount”).

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

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results of operations are presented below for the quarters and six months ended June 30, 2007 and 2006.

Consolidated Results of Operations	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Revenues	$3,185.9	$2,819.3	13%	$5,904.2	$5,161.6	14%

Expenses:
Operating	1,764.6	1,556.1	(13)	3,327.4	2,695.4	(23)
Selling, general and administrative	621.2	518.8	(20)	1,240.1	1,017.1	(22)
Depreciation and amortization	98.3	82.8	(19)	193.8	164.2	(18)

Total expenses	2,484.1	2,157.7	(15)	4,761.3	3,876.7	(23)

Operating income	701.8	661.6	6	1,142.9	1,284.9	(11)

Interest expense, net	(113.8)	(112.2)	(1)	(225.0)	(198.7)	(13)
Gain on sale of equity investment	151.0	—	NM	151.0	—	NM
Other items, net	(41.9)	9.5	NM	(45.2)	2.2	NM

Earnings from continuing operations before provision for income taxes, equity in earnings and minority interest	697.1	558.9	25	1,023.7	1,088.4	(6)

Provision for income taxes	(264.9)	(144.5)	(83)	(389.0)	(359.5)	(8)
Equity in earnings of affiliated companies, net of tax	5.3	1.9	NM	8.0	5.8	38
Minority interest, net of tax	(4.4)	(0.9)	NM	(7.7)	(2.2)	NM

Net earnings from continuing operations	433.1	415.4	4	635.0	732.5	(13)

Discontinued operations, net of tax	0.9	21.9	(96)	2.0	22.0	(91)

Net earnings	$434.0	$437.3	(1%)	$637.0	$754.5	(16%)

NM = not meaningful

Revenues

Revenues for the quarter ended June 30, 2007 increased $366.6 million, or 13%, to $3.19 billion. Media Networks segment revenues increased 10%, to $1.92 billion. Worldwide advertising revenues at the Media Networks segment increased 6% to $1.15 billion, affiliate fees were up 15% to $576.7 million and ancillary revenues increased 16% to $197.9 million, for the quarter ended June 30, 2007. Net acquisitions, or acquisitions net of a disposition, by our Media Networks segment contributed net incremental revenues of $40.1 million. Filmed Entertainment segment revenues increased 20%, or $215.6 million, for the quarter ended June 30, 2007 to $1.31 billion. Home entertainment revenues increased 35% driven by the relatively stronger performance of 2007 releases compared to 2006 releases, and a higher number of video releases. Theatrical revenues grew 34% primarily due to the performance and number of our theatrical releases and our distribution of DreamWorks Animation’s Shrek the Third in the second quarter of 2007 compared to Mission: Impossible III and our distribution of Over the Hedge in last year’s second quarter. Television license fees decreased 12% to $288.7 million due to the mix and timing in availability of titles versus the comparable period of the prior year.

Revenues for the six months ended June 30, 2007, increased $742.6 million, or 14%, to $5.90 billion. Media Networks segment revenues increased $332.1 million, or 10% to $3.65 billion. Worldwide advertising revenues at the Media Networks segment increased 8% to $2.12 billion, affiliate fees were up 15% to $1.14 billion and ancillary revenues increased 9% to $398.8 million. Net acquisitions by our Media Networks segment contributed

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

net incremental revenues of $79.8 million for the six months ended June 30, 2007. Filmed Entertainment segment revenues increased $439.3 million, or 23%, including $100.5 million in incremental revenues for the month of January 2007 from the acquisition of DreamWorks. Theatrical revenues increased 58% principally due to our distribution of Shrek the Third. Home entertainment revenues increased 16% principally due to distribution of DreamWorks Animation titles. Television license fees increased 9% due to the timing and mix of products available.

The following tables provide revenues by component, net of intercompany transactions, for the quarter and six months ended June 30, 2007 and 2006:

Revenues by Component	Quarter Ended June 30,		Better/(Worse)	Percentage of Total Revenue
(in millions)	2007	2006	2007 vs. 2006	2007	2006
Advertising sales	$1,119.5	$1,066.4	5%	35%	38%
Feature film	1,256.6	1,041.3	21	39	37
Affiliate fees	576.7	501.8	15	18	18
Ancillary	233.1	209.8	11	8	7

Total revenues	$3,185.9	$2,819.3	13%	100%	100%

Revenues by Component	Six Months Ended June 30,		Better/(Worse)	Percentage of Total Revenue
(in millions)	2007	2006	2007 vs. 2006	2007	2006
Advertising sales	$2,071.5	$1,938.9	7%	35%	38%
Feature film	2,227.3	1,786.9	25	38	34
Affiliate fees	1,135.2	990.7	15	19	19
Ancillary	470.2	445.1	6	8	9

Total revenues	$5,904.2	$5,161.6	14%	100%	100%

Expenses and Operating Income

The following table provides the components of operating expenses, net of intercompany transactions, for the quarter and six months ended June 30, 2007 and 2006:

Operating Expenses by Component	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Production and programming	$1,143.5	$985.9	(16%)	$2,067.9	$1,742.1	(19%)
Distribution	524.3	481.7	(9)	1,065.2	779.5	(37)
Merchandising & other	96.8	88.5	(9)	194.3	173.8	(12)

Total operating expenses	$1,764.6	$1,556.1	(13%)	$3,327.4	$2,695.4	(23%)

Production and programming expenditures increased 16%, or $157.6 million, for the quarter ended June 30, 2007, to $1.14 billion primarily driven by production costs and increased feature film amortization. Feature film amortization was up $109.8 million attributable to the timing and mix of theatrical releases. Programming amortization, the largest operating expense of our Media Networks segment, increased in the quarter over the second quarter last year as a result of investments in newly airing original and acquired programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

For the six months ended June 30, 2007, production and programming expenses increased $325.8 million, or 19%, primarily attributable to higher feature film amortization which increased $235.9 million, and from increased amortization for programs airing on our cable networks.

Distribution expenses increased $42.6 million, or 9%, for the second quarter of 2007, to $524.3 million primarily reflecting higher print and advertising expenditures in our Filmed Entertainment segment as a result of the mix and timing of our second quarter theatrical and home entertainment releases. We also incurred print and advertising costs related to the July 3, 2007 domestic release of Transformers, contributing to the total increase in print and advertising costs. For the six months ended June 30, 2007, distribution expenses increased $285.7 million, or 37%, also due to the mix and timing of theatrical releases and increased print and advertising costs, as well as the January 31, 2006 acquisition of DreamWorks and the DreamWorks Animation distribution agreement.

Merchandising and other expenses increased $8.3 million and $20.5 million for the three and six months ended June 30, 2007, respectively, principally driven by increases in digital media expenses at our Media Networks segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures (“SG&A”) were up 20%, or $102.4 million and 22%, or $223.0 million to $621.2 million and $1,240.1 million, respectively, for the quarter and six months ended June 30, 2007, on revenue increases of 13% and 14%, respectively, versus the comparable periods in the prior year. Growth in SG&A is primarily due to higher employee expenses, including equity compensation expense, increased technology and other administrative costs as well as restructuring charges of $11.5 million and $67.1 million for the three and six months ended June 30, 2007. These charges related to restructuring actions commenced by MTVN in February 2007 and are anticipated to be completed by the end of the fourth quarter of 2007 and result in restructuring charges, principally severance, of approximately $70 million.

Depreciation and Amortization

Depreciation and amortization increased $15.5 million and $29.6 million for the quarter and six months ended June 30, 2007 as compared to the same periods for 2006, principally the result of increased intangible asset amortization expense resulting from acquisitions, including DreamWorks by the Filmed Entertainment segment and various digital media acquisitions by the Media Networks segment.

Each component of expense is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Total operating income increased 6%, or $40.2 million, for the quarter ended June 30, 2007 to $701.8 million compared with 2006. Media Networks operating income increased 3%, principally the result of a 10% growth in revenues, partially offset by a 14% growth in expenses, including growth in programming expenses, higher compensation expenses, including equity compensation expense, increased technology costs and other administrative costs, incremental intangible asset amortization expenses and restructuring charges. The increase in operating income at the Filmed Entertainment segment of $16.6 million resulted from a 20% increase in revenues and an 18% increase in expenses.

For the six months ended June 30, 2007, operating income declined 11%, or $142.0 million, to $1.14 billion. In our Media Networks segment, operating income increased $4.2 million which was principally the result of a 10% growth in revenues offset by a 16% increase in expenses, including restructuring charges of $67.1 million. Filmed Entertainment segment operating income decreased $141.8 million to an operating loss of $86.1 million principally due to the increase in print and advertising costs of $315.2 million and the increase in amortization of production costs of $235.9 million, more than offsetting the growth in revenues of $439.3 million.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Interest Expense, Net

Interest expense, net includes costs related to our senior notes and debentures, credit facilities, commercial paper, capital lease obligations and amounts associated with our derivative financial instruments. For the quarter and six months ended June 30, 2007, interest expense, net increased $1.6 million and $26.3 million, respectively, versus the comparable periods ended in 2006 principally due to higher average debt outstanding. The higher average debt outstanding was as a result of acquisitions, principally DreamWorks in January 2006, somewhat offset by proceeds from the sale of an equity affiliate in the quarter, and repurchases under our stock repurchase program.

Gain on Sale of Equity Investment

In June 2007, the Company sold MTV Networks’ investment in Russia for $191.1 million and recognized a pre-tax gain on the sale of $151.0 million.

Other Items, Net

Other items, net reflected expenses of $41.9 million and $45.2 million for the three and six months ended June 30, 2007, and includes a $36.0 million impairment charge related to the bankruptcy filing of Amp’d Mobile. This represented a decline of $51.4 million and $47.4 million against income of $9.5 million and $2.2 million for the same periods in 2006.

Provision for Income Taxes

For the quarter ended June 30, 2007, we recorded income tax expense of $264.9 million on pretax earnings of $697.1 million resulting in an effective tax rate of 38%. Our effective income tax rate was 26% for the quarter ended June 30, 2006. For the six months ended June 30, 2007, we recorded income tax expense of $389.0 million on pretax earnings of $1,023.7 million, resulting in an effective tax rate of 38%. Our effective income tax rate was 33% for the six months ended June 30, 2006. The increase in our effective tax rates for the three and six months ended June 30, 2007 versus the comparable periods in the prior year is principally due to the release of $70.7 million of discrete income tax reserves as a result of audit settlements in the second quarter of last year.

Equity in Earnings of Affiliated Companies, Net of Tax

Equity in earnings of affiliated companies, net of tax increased $3.4 million and $2.2 million for the quarter and six months ended June 30, 2007, respectively, principally as a result of the consolidation of Nickelodeon UK Limited (“Nick UK”) in June 2006 upon our acquisition of a controlling interest. Nick UK had incurred a loss in 2006 prior to its consolidation.

Minority Interest, Net of Tax

Minority interest expense, net of tax, which primarily represents ownership held by third parties of certain international pay television companies, was $4.4 million and $7.7 million for the quarter and six months ended June 30, 2007 as compared to $0.9 million and $2.2 million in the prior year. The increase in expense is primarily attributable to the consolidation of Nick UK and MTV Japan.

Net earnings from discontinued operations

On July 31, 2007, the Company completed the sale of Famous Music to Sony/ATV Music Publishing for approximately $370 million, subject to adjustment. Famous Music has been presented as a discontinued operation in the unaudited financial statements for all periods presented. The Company expects to record a gain on the sale in the third quarter of 2007. For the quarter and six months ended June 30, 2006, discontinued operations principally includes the release of reserves resulting from audit settlements.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents reportable segment revenues, expenses and operating income for the quarters and six months ended June 30, 2007 and 2006. Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reportable segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Segment Results of Operations	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Revenues
Media Networks	$1,921.5	1,751.0	10%	$3,654.9	3,322.8	10%
Filmed Entertainment	1,311.5	1,095.9	20	2,334.9	1,895.6	23
Eliminations	(47.1)	(27.6)	(71)	(85.6)	(56.8)	(51)

Total revenues	3,185.9	2,819.3	13	5,904.2	5,161.6	14%

Expenses
Media Networks	1,187.3	1,040.7	(14)	2,319.3	1,991.4	(16)
Filmed Entertainment	1,290.1	1,091.1	(18)	2,421.0	1,839.9	(32)

Total segment expenses	2,477.4	2,131.8	(16)	4,740.3	3,831.3	(24)
Corporate	54.4	54.0	(1)	108.6	102.2	(6)
Eliminations	(47.7)	(28.1)	70	(87.6)	(56.8)	54

Total expenses	2,484.1	2,157.7	(15)	4,761.3	3,876.7	(23)

Operating income/(loss)
Media Networks	734.2	710.3	3	1,335.6	1,331.4	NM
Filmed Entertainment	21.4	4.8	NM	(86.1)	55.7	NM

Total segment operating income	755.6	715.1	6	1,249.5	1,387.1	(10)
Corporate expenses	(54.4)	(54.0)	(1)	(108.6)	(102.2)	(6)
Eliminations	0.6	0.5	NM	2.0	—	NM

Total operating income	$701.8	661.6	6%	$1,142.9	1,284.9	(11%)

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Media Networks

Worldwide revenues for the second quarter increased 10% in 2007 to $1.92 billion, led by affiliate fees up 15% and advertising up 6%. Net acquisitions contributed $40.1 million and $79.8 million in revenues for the three and six months ended June 30, 2007. Over the six month period, worldwide revenues increased $332.1 million from $3.3 billion at June 30, 2006 to $3.7 billion at June 30, 2007.

Revenues by Component	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Revenues by component

Advertising	$1,146.9	$1,078.5	6%	$2,120.9	$1,964.7	8%
Affiliate fees	576.7	501.8	15	1,135.2	990.7	15
Ancillary	197.9	170.7	16	398.8	367.4	9

Total revenues by component	$1,921.5	$1,751.0	10%	$3,654.9	$3,322.8	10%

Revenues by Geography

Domestic	$1,623.5	$1,512.7	7%	$3,111.6	$2,872.7	8%
International	298.0	238.3	25	543.3	450.1	21

Total revenues by geography	$1,921.5	$1,751.0	10%	$3,654.9	$3,322.8	10%

Advertising

Worldwide advertising revenues were up 6% to $1.15 billion in the second quarter. Acquisitions contributed $24.3 million in incremental advertising revenues for the second quarter, or 2 percentage points of reported growth. Domestic advertising revenue increased 4% versus the comparable period of 2006 driven by Spike TV, VH1 and to a lesser extent COMEDY CENTRAL and digital properties, partially offset by a decline at Nickelodeon. International advertising revenues increased 27%, primarily driven by the consolidation of Nick UK beginning in June of last year and MTV Japan and MTV Poland, which we began consolidating in the second half of 2006, as a result of acquiring controlling interests in these operations. Foreign exchange contributed a favorable 9 percentage points to reported international growth.

For the six months ended June 30, 2007, worldwide advertising revenues increased $156.2 million, or 8%. Acquisitions contributed $50.0 million in incremental advertising revenues for the six months ended June 30, 2007, or 3 percentage points of growth. Domestic advertising revenue growth of 6% was driven by Spike TV, COMEDY CENTRAL, VH1 and digital properties, partially offset by a decline at Nickelodeon. International advertising revenues increased 27%, primarily driven by the international consolidations, along with a favorable 9 percentage points attributable to foreign currency fluctuations.

Affiliate Fees

Worldwide affiliate fees increased 15% to $576.7 million in the second quarter. International consolidations contributed 3 percentage points of total reported growth. Domestic fees were up 11%, due principally to contractual rate increases across core channels and to a lesser extent an increase in subscribers at emerging networks. International fees increased 40% driven by the international consolidations. Foreign exchange contributed 9 percentage points to international growth.

For the six months ended June 30, 2007, worldwide affiliate fees increased $144.5 million, or 15%, including 40% growth in international markets driven principally by the international consolidations and new channel

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

launches in Europe and Latin America. Domestic affiliate growth increased 10% principally a result of rate and subscriber increases. The international consolidations contributed 3 percentage points, of total reported growth. Foreign exchange contributed 8 percentage points of international growth.

Ancillary

Worldwide ancillary revenues increased 16% and 9% for the three and six months ended June 30, 2007, respectively. Domestic revenues for the quarter and six months were up 23% and 18%, respectively, driven by royalties earned on Harmonix’s Guitar Hero II and consumer product license fees partially offset by lower home video revenues. International ancillary revenues were up 4% and down 9% in the six months, respectively, both principally due to the international consolidations offset by the effect of the sale of a foreign production studio in the fourth quarter of 2006. Foreign exchange contributed 3 percentage points of international growth in the three and six months ended June 30, 2007.

Expenses and Operating Income

Media Networks segment expenses consist of the amortization of costs incurred in developing original programming and acquiring third party content; costs incurred to market our brands and content and distribute our programming across distribution channels; and general and administrative costs.

Expenses and Operating Income	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Expenses:
Operating expenses	$649.7	$585.5	(11%)	$1,235.9	$1,126.4	(10%)
Selling, general & administration	466.2	394.6	(18)	942.2	743.2	(27)
Depreciation & amortization	71.4	60.6	(18)	141.2	121.8	(16)

Total expenses	$1,187.3	$1,040.7	(14%)	$2,319.3	$1,991.4	(16%)

Operating income	$734.2	$710.3	3%	$1,335.6	$1,331.4	NM

NM = not meaningful

Operating Expenses

Operating expenses are comprised of amortization of original and acquired programming costs, expenses associated with the distribution of home entertainment products, and consumer products licensing and participation fees. In the second quarter of 2007, operating expenses increased $64.2 million as production and programming costs, primarily programming amortization, increased due to investments in newly airing original and acquired programming. The growth in original programming amortization resulted from new shows at MTV, including NEXT, Real World/Road Rules Challenge, Parental Control and Yo Momma as well as the Flavor of Love on VH1, TV Land Awards Show on TV Land and Trick My Truck on CMT. Amortization expense for acquired programming increased due to mix and timing of airings of series, particularly Star Trek: Voyager, M*A*S*H, Blade and CSI:NY.

For the six months ended June 30, 2007, total operating expenses increased $109.5 million, also due primarily to an increase in production and programming costs, primarily programming amortization, of $88.5 million. Programming amortization growth was due to the same content noted above as well as the 2007 Miss America Pageant on CMT and The Wire on BET.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel, marketing expenses, professional service fees and facility and occupancy costs for sales, marketing and administrative functions. In the second quarter of 2007, SG&A expenses increased $71.6 million, primarily related to employee compensation, technology and occupancy costs and severance costs.

For the six months ended June 30, 2007, selling, general and administrative expenses increased $199.0 million from $743.2 million in the prior year’s period to $942.2 million. The increase is primarily due to a growth in employee compensation, technology and occupancy costs, sales and marketing expenditures, as well as severance costs of $67.1 million for the six months ended June 30, 2007.

Depreciation and Amortization

Depreciation and amortization expenses reflect depreciation on fixed assets, including transponders financed under capital leases and amortization expense associated with intangible assets. Depreciation and amortization increased $10.8 million and $19.4 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in the prior year, principally due to the amortization of intangibles associated with acquisitions.

Operating Income

Operating income grew 3%, or $23.9 million, to $734.2 million in the second quarter of 2007 and $4.2 million for the six months ended June 30, 2007 compared with the same period in 2006. The increase in the quarter ended June 30, 2006 was due to a 10% increase in revenues partially offset by a 14% increase in expenses. Revenue growth of 10% for the six month period was offset by a 16% increase in expenses reflecting $67.1 million of restructuring charges and incremental program amortization and selling, general and administrative expenses.

Filmed Entertainment

Worldwide revenues increased $215.6 million, or 20% in the second quarter of 2007 to $1.31 billion. For the six months ended June 30, 2007, worldwide revenues increased 23% to $2.3 billion. The acquisition of DreamWorks and the DreamWorks Animation and live-action library distribution agreements (the “DreamWorks acquisition”) contributed incremental revenues of $100.5 million in January 2007. Results of operations for DreamWorks have been included in the Filmed Entertainment segment beginning February 1, 2006.

Revenues by Component	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Revenues by component

Theatrical	$437.1	$325.0	34%	$703.1	$443.9	58%
Home entertainment	545.2	402.7	35	955.1	824.5	16
Television license fees	288.7	326.9	(12)	596.9	547.3	9
Ancillary	40.5	41.3	(2)	79.8	79.9	NM

Total revenues by component	$1,311.5	$1,095.9	20%	$2,334.9	$1,895.6	23%

Revenues by geography

Domestic	$809.8	$666.3	22%	$1,388.9	$1,207.8	15%
International	501.7	429.6	17	946.0	687.8	38

Total revenues by geography	$1,311.5	$1,095.9	20%	$2,334.9	$1,895.6	23%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Theatrical

Worldwide theatrical revenues increased 34% to $437.1 million in the second quarter of 2007. Domestic revenues increased $74.8 million driven primarily by the distribution of DreamWorks Animation’s Shrek the Third, which generated $87.4 million of incremental revenues over the distribution of Over the Hedge in the second quarter of 2006. Additionally, we generated incremental revenues of $40.7 million from films released in previous quarters, most notably Blades of Glory and Shooter, as compared with Failure to Launch in the second quarter of 2006. The increases noted above were offset by a $53.4 million decline in revenues earned from our current quarter releases as compared with the previous year. Theatrical domestic releases in the current quarter were Disturbia, Next, Year of the Dog and A Mighty Heart as compared to Mission: Impossible III, An Inconvenient Truth and Nacho Libre in the second quarter of 2006. Third quarter domestic theatrical releases are expected to include Transformers, An Arctic Tale, Hot Rod, Stardust, Shine A Light and Into the Wild. International theatrical revenues increased $37.3 million primarily driven by distribution of DreamWorks Animation’s Shrek the Third, which generated $95.7 million in incremental revenues as compared to prior year’s releases of Over the Hedge and Wallace and Gromit: Curse of the Were-Rabbit. The increase was offset by a decrease of $61.3 million in lower revenues received from current quarter releases compared with prior year releases which included Mission: Impossible III.

Worldwide theatrical revenues in the six month period ended June 30, 2007 increased $259.2 million, or 58%. Domestic revenues increased $160.1 million primarily due to Shrek the Third which contributed $87.4 in incremental revenues, compared to Over the Hedge in the prior period. Additionally, releases in the fourth quarter of 2006 contributed an additional $45.6 million to 2007 revenues most notably from Dreamgirls and Charlotte’s Web as compared to the contribution in 2006 from the fourth quarter 2005 release of Yours, Mine and Ours. Lastly, theatrical releases in the current six month period, primarily Blades of Glory, Norbit, Disturbia and Shooter contributed an additional $25.4 million in revenues as compared to the films released in the same period in the prior year which included Mission: Impossible III, Failure to Launch, Nacho Libre and She’s the Man. In total we released ten films during the first six months of 2007 as compared to eight films in the comparable period during 2006. International revenues increased $99.1 million due principally to our distribution of Shrek the Third which contributed $95.6 million of incremental revenues over 2006 releases Over the Hedge and Wallace & Gromit: Curse of the Were-Rabbit.

Home Entertainment

Worldwide second quarter home entertainment revenues increased 35%, or $142.5 million, in the second quarter of 2007. Domestic home entertainment revenues increased $74.0 million primarily due to the relatively stronger performance of 2007 releases compared to 2006 releases and to six video releases in the second quarter of 2007 compared to five in 2006. In 2007, we released Charlotte’s Web, Freedom Writers, Dreamgirls, Norbit, Shooter and Black Snake Moan as compared to Failure to Launch, Aeon Flux, Last Holiday, Dreamer: Inspired by A True Story and Match Point in the prior year. International home entertainment revenues increased $68.5 million driven by incremental revenues of $27.7 million related to the distribution of DreamWorks Animation titles, principally Flushed Away and Madagascar. Additionally, the increase in revenues was driven by second quarter releases, primarily Charlotte’s Web and Dreamgirls as compared to Failure to Launch in the prior year quarter.

For the six months ended June 30, 2007, worldwide home entertainment revenues increased 16%, or $130.6 million. International home entertainment revenues increased $141.2 million due primarily to $65.3 million of incremental revenues earned on the distribution of DreamWorks Animation titles, most notably Flushed Away, Over the Hedge and Madagascar. Additionally, current period releases, including World Trade Center, Charlotte’s Web and Dreamgirls generated incremental revenues of $60.8 million as compared to 2006 releases which included Four Brothers, Elizabethtown and Aeon Flux. Domestic home entertainment revenues decreased $10.6 million due primarily to a decline in revenues earned on our catalog, partially offset by revenues

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

earned on the distribution of DreamWorks Animation titles as well as increased revenues generated from current quarter releases.

Television License Fees

Worldwide television license fees decreased 12% or $38.2 million, in the second quarter of 2007. This decrease was primarily due to a worldwide decrease in pay television license fees of $57.8 million due to a less favorable mix and availability of titles in the current quarter as compared to the second quarter of 2006. These decreases were partially offset by a growth in network license fees of $13.8 million from a stronger product mix in the current quarter including Meet the Fockers and Shrek as compared to Cat in the Hat and School of Rock in the prior year quarter.

For the six months ended June 30, 2007, television license fees increased 9%, or $49.6 million. The DreamWorks acquisition contributed $30.9 million of incremental revenue in January 2007. The remaining increase is primarily attributable to an increase in syndicated license fees of $70.7 million offset by a decline in pay television license fees of $52.6 million. Both fluctuations were due to the timing and mix of products available.

Ancillary

Ancillary revenues remained flat at $40.5 million and $79.8 million for the three and six months ended June 30, 2007, respectively, as compared to $41.3 million and $79.9 million in comparable periods of the prior year.

Expenses and Operating Income/(Loss)

Filmed Entertainment segment expenses principally consist of the amortization of feature film costs based on an ultimate revenue forecast model; costs incurred for print and advertising of our feature films; and general and administrative costs.

Expenses and Operating Income/(Loss)	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Expenses:
Operating expenses	$1,162.8	$986.5	(18%)	$2,179.1	$1,625.8	(34%)
Selling, general & administration	104.6	85.3	(23)	197.1	177.8	(11)
Depreciation & amortization	22.7	19.3	(18)	44.8	36.3	(23)

Total expenses	$1,290.1	$1,091.1	(18%)	$2,421.0	$1,839.9	(32%)

Operating income/(loss)	$21.4	$4.8	NM	$(86.1)	$55.7	NM

NM = not meaningful

Operating Expenses

Operating expenses in our Filmed Entertainment segment principally include the amortization of production costs of released feature films, print, advertising and distribution costs. In the second quarter of 2007, operating expenses increased $176.3 million, or 18%, in line with revenues, primarily as a result of higher feature film amortization expense of $109.8 million and print and advertising costs of $66.9 million. The increase in print and advertising costs was primarily driven by the mix and timing of our second quarter 2007 theatrical releases and spending related to the July 2007 release of Transformers.

For the six months ended June 30, 2007, operating expenses increased to $2.18 billion, or 34%. The increase in expenses reflects the revenue growth of 23% and is primarily attributable to print and advertising costs and amortization of production costs. Print and advertising costs in the six month period of 2007 increased $315.2 million due primarily to number and mix of releases, first quarter spending on Dreamgirls, released in the fourth quarter of 2006, and the domestic release of Transformers in early July 2007. Amortization of production costs

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

increased $235.9 million in the six months ended June 30, 2007, primarily due to the number, mix and timing of releases. We expect higher levels of print and advertising costs throughout 2007 as compared to 2006 primarily due to number, timing and mix of our theatrical releases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of overhead costs. SG&A expenses increased $19.3 million for both the three and six months ended June 30, 2007, respectively. The increase in the three and six months ended June 30, 2007 was primarily attributable to costs associated with new business initiatives at Paramount.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation on fixed assets and amortization of acquired intangibles, including acquired distribution rights, principally associated with the DreamWorks acquisition. Depreciation and amortization for the three and six months ended June 30, 2007 increased $3.4 million and $8.5 million, respectively.

Operating Income/(Loss)

Operating income increased $16.6 million to a profit of $21.4 million in the second quarter of 2007 and decreased $141.8 million to a loss of $86.1 million for the six months ended June 30, 2007. The increase during the second quarter resulted from a 20% increase in revenues and an 18% increase in expenses. Over the six month period, operating income decreased by $141.8 million principally due to the increase in print and advertising costs of $315.2 million and the increase in amortization of production costs of $235.9 million, more than offsetting the growth in revenues of $439.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Additionally, we have sufficient access to capital markets that, together with cash flow from operations, provide us adequate resources to fund ongoing operations including investment in programming and film productions, capital expenditures and investment in new projects, including digital media, share repurchases and acquisitions.

Our principal uses of cash are for the creation of new content, acquisitions of third party content, ongoing investments in our businesses, cash acquisitions of businesses, and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. We may access external financing from time to time depending on our cash requirements, our assessments of current and anticipated market conditions and after-tax cost of capital.

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

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our bank facilities are subject to one principal financial covenant, interest coverage, which we met on June 30, 2007.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash Flows

Cash and cash equivalents decreased by $285.8 million for the six months ended June 30, 2007. The change in cash and cash equivalents was as follows:

Cash Flows	Six Months Ended June 30,
(in millions)	2007	2006
Net cash flow from operating activities	$804.5	574.7
Net cash flow from (used in) investing activities	76.6	(314.8)
Net cash flow used in financing activities	(1,168.6)	(315.7)
Effect of exchange rate on cash	1.7	6.8

Decrease in cash and cash equivalents	$(285.8)	(49.0)

Operating Activities

Cash provided by operating activities was $804.5 million in the six months ended June 30, 2007, principally due to net earnings from continuing operations of $635.0 million and collections on our accounts receivable. The principal use of operating cash flow was the continued investment in original content and feature film inventory.

Investing Activities

Cash provided by investing activities in the six months ended June 30, 2007 was $76.6 million compared with cash used by investing activities of $314.8 million in 2006. In June 2007 we sold MTV Networks’ investment in Russia for cash proceeds of $191.1 million. This cash flow was offset by $81.4 million of capital expenditures, which increased over the prior year due principally to purchasing a facility to support our information technology functions. In 2006, net cash used in business combinations was $914.3 million and net cash proceeds from business dispositions was $675.3 million, principally due to the DreamWorks acquisition related transactions. On July 31, 2007, the Company closed on the sale of Famous Music to Sony/ATV Music Publishing for approximately $370 million in cash, subject to adjustment and intends to use the proceeds for general corporate purposes and share repurchases.

Financing Activities

Cash used in financing activities for the six months ending June 30, 2007 was $1.17 billion, including $688.6 million of share repurchases. During this period, we repaid $1.82 billion of commercial paper offset by issuance of $1.47 billion. Additionally, in 2007, we paid a final amount of $170 million related to the special dividend to CBS Corporation. For the six months ended June 30, 2006, we borrowed a net $1.89 billion, the proceeds of which was primarily utilized for acquisitions, principally DreamWorks, and the purchase of treasury stock.

Capital Resources

Capital Structure and Financing Obligations

At June 30, 2007, total financing obligations were $7.28 billion, a decrease of $372.1 million from $7.65 billion at December 31, 2006.

Commercial Paper

At June 30, 2007, the outstanding commercial paper had a weighted average interest rate of 5.56% and average maturity of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Interest expense on debt borrowings was $111.0 million and $109.1 million in the quarters ended June 30, 2007 and 2006, respectively. Total interest paid on borrowings during the quarter ended June 30, 2007 was $186.5 million. Interest expense on debt borrowings was $221.8 million and $189.7 million for the six months ended June 30, 2007 and 2006, respectively. Total interest paid on borrowings during the six months ended June 30, 2007 was $223.7 million.

Stock Repurchase Program

The Company had in place a $3.0 billion stock repurchase program. As of June 30, 2007, this program has been completed.

On May 29, 2007, the Company’s Board of Directors approved a new stock repurchase program under which we are authorized to acquire $4.0 billion of Viacom Class A and Class B common stock. This program has commenced following the completion of the $3.0 billion stock repurchase program. NAI will continue its participation in the new program on a pro-rata basis under substantially the same terms on which it participated in the previous program.

For the six months ended June 30, 2007, 17.4 million shares were repurchased in the open market under both programs for an aggregate purchase price of $734.5 million. For the year through July 25, 2007, the Company acquired 25.7 million shares at a weighted average price per share of $41.81 for an aggregate purchase price of $1.08 billion under both of the stock repurchase programs, including shares purchased from NAI and the 401(k) plans sponsored by CBS Corporation.

OTHER MATTERS

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 7. Related Party Transactions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions and developments in our markets worldwide and, in particular, for advertisements targeting demographics served by our programming services and other content outlets; the public acceptance of and ratings for our movies, cable television programs, digital services and other content; competition for advertising dollars from search and other online and wireless-based services and content providers; technological developments and their effect in our markets and on consumer behavior; our ability to successfully launch programming services

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

and other content to new distribution platforms; changes in the Federal communications laws and regulations applicable to cable operations, including the possibility of mandatory à la carte programming; the impact of piracy on our programming and films; the impact of increased scale in parties involved in the distribution of our products and programming services to consumers; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2006 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. In the normal course of business, we may employ established and prudent policies and procedures to manage our exposure principally to changes in interest rates and foreign exchange risks. The objective of such policies and procedures is to manage exposure to market risks in order to minimize the impact on earnings and cash flows. We do not enter into financial instrument transactions for speculative purposes.

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

No change in the our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2006 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 12. Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2006 Annual Report to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our business or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Until June 2007, we had a $3.0 billion stock repurchase program under which we commenced repurchases on January 3, 2006. Additionally, we have an agreement with NAI and NAIRI (the “NAIRI Agreement”) pursuant to which we have agreed to buy, and NAI and NAIRI have agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchase of shares under the stock repurchase program. The following table provides information about our purchases under this program of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended June 30, 2007:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program
	(thousands)	(dollars)	(millions)
As of March 31, 2007	64,601.4	$38.99	$481.4
Month ended April 30, 2007:
Open market	1,625.6	41.32	414.2
NAIRI	210.6	41.23	405.2
Month ended May 31, 2007:
Open market	3,624.4	43.20	248.8
NAIRI	469.5	43.01	228.6
Month ended June 30, 2007:
Open market	4,698.5	43.03	26.2
NAIRI	608.3	43.09	—

Total as of June 30, 2007	75,838.3	39.56	—

In addition, on May 29, 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to acquire up to $4.0 billion of Viacom Class A and Class B common stock. This program commenced following the completion of the $3.0 billion stock repurchase program. NAI will continue its participation in the new program on a pro-rata basis our substantially the same terms on which it participated in the previous program. The following table provides information about our purchases under this program of equity securities that are registered under to Section 12 of the Exchange Act during the quarter ended June 30, 2007:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program
	(thousands)	(dollars)	(millions)
As of May 31, 2007	—	$—	$4,000.0
Month ended June 30, 2007:
Open market	1,701.7	41.36	3,929.5
NAIRI	219.4	43.09	3,920.1

Total as of June 30, 2007	1,921.1	41.60	3,920.1

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 30, 2007. The following matters were voted on at the meeting: (i) the election of 11 directors; (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as our independent auditor for 2007; (iii) approval of the Viacom Inc. Senior Executive Short-Term Incentive Plan; (iv) approval of the Viacom Inc. 2006 Long-Term Management Incentive Plan; and (v) a stockholder proposal that we divest Paramount Pictures; and the results of the voting are set forth below.

(i)	The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
George S. Abrams	57,298,898	232,175
Philippe P. Dauman	57,386,693	144,380
Thomas E. Dooley	57,258,854	272,220
Alan C. Greenberg	57,442,748	88,325
Robert K. Kraft	57,432,523	98,551
Blythe J. McGarvie	57,440,594	90,480
Charles Phillips, Jr.	57,448,413	82,661
Shari Redstone	57,379,815	151,258
Sumner M. Redstone	57,378,285	152,788
Frederic V. Salerno	57,194,754	336,320
William Schwartz	57,175,175	355,898

(ii)	The votes cast for, against or abstaining with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as our independent auditor for 2007 were as follows:

For	Against	Abstentions
57,487,160	31,918	12,081

(iii)	The votes cast for, against or abstaining with respect to the approval of the Viacom Inc. Senior Executive Short-Term Incentive Plan were as follows:

For	Against	Abstentions
57,060,166	423,780	47,126

(iv)	The votes cast for, against, abstaining and the broker non-votes with respect to the approval of the Viacom Inc. 2006 Long-Term Management Incentive Plan were as follows:

For	Against	Abstentions	Broker Non-Votes
51,690,606	2,152,146	45,010	3,643,397

(v)	The votes cast for, against, abstaining and the broker non-votes with respect to the stockholder proposal that we divest Paramount Pictures were as follows:

For	Against	Abstentions	Broker Non-Votes
182,872	53,650,185	54,705	3,643,397

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated as of April 12, 2007 (incorporated by reference to Annex A to Viacom’s Proxy Statement dated April 20, 2007) (File No. 001-32686).

10.2	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated as of April 12, 2007 (incorporated by reference to Annex B to Viacom’s Proxy Statement dated April 20, 2007) (File No. 001-32686).

10.3	Form of LTMIP Award Certificate (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.4	Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.5	Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.6	Form of Terms and Conditions to the Performance Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.7	First Amendment, dated as of June 20, 2007, to the Agreement, dated as of December 21, 2005, among Viacom Inc. (formerly known as New Viacom Corp.), NAIRI, Inc. and National Amusements, Inc. (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed June 26, 2007) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: August 2, 2007	By:	/S/ THOMAS E. DOOLEY
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: August 2, 2007	By:	/S/ JACQUES TORTOROLI
Jacques Tortoroli
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
10.1		Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated as of April 12, 2007 (incorporated by reference to Annex A to Viacom’s Proxy Statement dated April 20, 2007) (File No. 001-32686).

10.2		Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated as of April 12, 2007 (incorporated by reference to Annex B to Viacom’s Proxy Statement dated April 20, 2007) (File No. 001-32686).

10.3		Form of LTMIP Award Certificate (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.4		Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.5		Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.6		Form of Terms and Conditions to the Performance Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).

10.7		First Amendment, dated as of June 20, 2007, to the Agreement, dated as of December 21, 2005, among Viacom Inc. (formerly known as New Viacom Corp.), NAIRI, Inc. and National Amusements, Inc. (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed June 26, 2007) (File No. 001-32686).

31.1	*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.