Form 10-Q
period 2007-09-30
Viacom Inc.
filed 2007-11-02
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Class of Stock	Shares Outstanding as of October 15, 2007
Class A Common Stock, par value $0.001 per share	57,628,563
Class B Common Stock, par value $0.001 per share	598,611,238

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except earnings per share amounts)	2007	2006	2007	2006

Revenues	$3,270.6	$2,633.2	$9,174.8	$7,794.8
Expenses:
Operating	1,670.6	1,278.6	4,998.0	3,974.0
Selling, general and administrative	681.8	601.9	1,921.9	1,619.0
Depreciation and amortization	103.1	98.3	296.9	262.5

Total expenses	2,455.5	1,978.8	7,216.8	5,855.5

Operating income	815.1	654.4	1,958.0	1,939.3
Interest expense, net	(114.8)	(118.5)	(339.8)	(317.2)
Gain on sale of equity investment	—	—	151.0	—
Other items, net	(7.3)	(6.6)	(52.5)	(4.4)

Earnings from continuing operations before provision for income taxes, equity in earnings (losses) and minority interest	693.0	529.3	1,716.7	1,617.7

Provision for income taxes	(238.0)	(169.6)	(627.0)	(529.1)
Equity in earnings (losses) of affiliated companies, net of tax	(0.3)	(2.4)	7.7	3.4
Minority interest, net of tax	(4.8)	(2.1)	(12.5)	(4.3)

Net earnings from continuing operations	449.9	355.2	1,084.9	1,087.7
Discontinued operations, net of tax	191.7	1.6	193.7	23.6

Net earnings	$641.6	$356.8	$1,278.6	$1,111.3

Basic earnings per common share:
Earnings per share, continuing operations	$0.67	$0.50	$1.59	$1.51
Earnings per share, discontinued operations	$0.29	$0.01	$0.28	$0.03
Net earnings per share	$0.96	$0.51	$1.87	$1.54

Diluted earnings per common share:
Earnings per share, continuing operations	$0.67	$0.50	$1.59	$1.51
Earnings per share, discontinued operations	$0.29	$—	$0.28	$0.03
Net earnings per share	$0.96	$0.50	$1.87	$1.54

Weighted average number of common shares outstanding:
Basic	667.1	706.5	682.0	721.4
Diluted	668.2	707.3	683.5	722.4

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
(in millions, except par value)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$373.4	$705.8
Receivables (includes retained interests in securitizations—see Note 6)	1,938.7	2,236.1
Inventory	680.8	622.9
Deferred tax assets, net	251.9	265.5
Prepaid and other assets	344.7	352.5
Assets held for sale	—	28.3

Total current assets	3,589.5	4,211.1
Property and equipment, net	1,183.5	1,204.9
Inventory	4,054.5	3,783.8
Goodwill	11,196.0	11,137.0
Intangibles, net	702.6	817.2
Other assets	643.7	562.6
Assets held for sale	—	80.1

Total assets	$21,369.8	$21,796.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360.8	$449.1
Accrued expenses	1,094.4	1,535.0
Participants’ share, residuals and royalties payable	1,070.4	1,414.5
Program rights	377.7	180.8
Deferred revenue	397.1	364.5
Financing obligations	125.3	63.9
Other liabilities	778.6	539.0
Liabilities held for sale	—	70.0

Total current liabilities	4,204.3	4,616.8

Financing obligations	7,605.2	7,584.0
Program rights	571.8	505.5
Participants’ share, residual and royalties payable	271.4	383.9
Deferred tax liabilities, net	198.6	154.5
Other liabilities	1,431.2	1,345.7
Minority interests	35.9	27.0
Liabilities held for sale	—	13.1

Commitments and contingencies (Note 13)

Stockholders’ equity:
Class A Common Stock, par value $0.001, 375.0 authorized; 57.8 and 59.7 outstanding, respectively	0.1	0.1
Class B Common Stock, par value $0.001, 5,000.0 authorized; 600.6 and 633.5 outstanding, respectively	0.6	0.6
Additional paid-in capital	8,032.3	7,872.4
Treasury stock	(3,911.5)	(2,345.1)
Retained earnings	2,847.7	1,592.1
Accumulated other comprehensive income	82.2	46.1

Total stockholders’ equity	7,051.4	7,166.2

Total liabilities and stockholders’ equity	$21,369.8	$21,796.7

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2007	2006
OPERATING ACTIVITIES
Net earnings	$1,278.6	$1,111.3
Net earnings from discontinued operations	(193.7)	(23.6)

Net earnings from continuing operations	1,084.9	1,087.7
Reconciling items:
Depreciation and amortization	296.9	262.5
Feature film and program amortization	2,484.7	1,745.2
Stock based compensation	63.6	51.9
Gain on sale of equity investment	(151.0)	—
Impairment of cost investment	36.0	—
Equity in affiliates and minority interest, net	28.3	0.9
Operating assets and liabilities, net of acquisitions:
Receivables	369.6	695.5
Inventory and program rights	(2,478.9)	(2,334.0)
Accounts payable and accrued expenses	(860.1)	(797.3)
Tax related amounts	107.1	118.6
Deferred revenue	11.5	(63.2)
Other, net	101.3	63.0
Discontinued operations, net	8.8	12.2

Net cash flow from operating activities	1,102.7	843.0

INVESTING ACTIVITIES
Net cash used in business combinations	(13.4)	(1,223.4)
Business dispositions	191.1	675.3
Capital expenditures	(148.0)	(127.6)
Investments in and advances to equity affiliates and other, net	(33.0)	(4.3)
Discontinued operations, net	331.5	(0.7)

Net cash flow from/(used in) investing activities	328.2	(680.7)

FINANCING ACTIVITIES
Borrowings from banks	700.0	2,911.0
Repayments to banks	—	(7,756.0)
Senior notes and debentures, net of discount	—	5,436.1
Commercial paper	(774.2)	1,813.6
Repayment of notes payable and preferred interest	(8.0)	(657.4)
Proceeds from cash flow hedge	—	88.0
Net payments with Former Viacom	(170.0)	86.3
Payment of capital lease obligations	(41.4)	(36.2)
Purchase of treasury stock	(1,549.9)	(1,991.3)
Exercise of stock options and other, net	80.9	21.9
Discontinued operations, net	—	—

Net cash flow used in financing activities	(1,762.6)	(84.0)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	9.8

Net change in cash and cash equivalents	(332.4)	88.1
Cash and cash equivalents at beginning of period	705.8	361.1

Cash and cash equivalents at end of period	$373.4	$449.2

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company with prominent and respected brands. The Company operates through two reportable operating segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment, which includes Paramount Pictures (“Paramount”). The Media Networks brands are focused on connecting with key demographics attractive to advertisers across multiple distribution platforms including cable television program services and digital media assets. The Company produces its own programs or acquires programming rights from others that target specific demographics and provides content to various distribution platforms. In the Filmed Entertainment segment, Paramount produces, finances and distributes motion pictures.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007 (the “2006 Annual Report”).

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

Discontinued Operations

On July 31, 2007, the Company completed the sale of Famous Music for $351.7 million, resulting in an after-tax gain in the quarter of $191.7 million. On July 22, 2005, the former Viacom Inc. (“Former Viacom”) sold Famous Players Inc. (“Famous Players”), a Canadian-based theater chain. In 2004, Former Viacom completed the exchange offer for the split-off of Blockbuster Inc. (“Blockbuster”). Famous Music, Famous Players and Blockbuster have been presented as discontinued operations for all periods presented.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized a $9.2 million increase in unrecognized income tax benefits, primarily related to state income tax matters, along with $13.9 million of related potential interest and penalties. The items were recorded as other non-current liabilities with a corresponding reduction to retained earnings. At the time of adoption, the Company had $261.2 million of unrecognized tax benefits of which $219.1 million, if recognized, would affect the Company’s annual effective tax rate in future years. The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. At the time of adoption, the Company had an accrual of $60.7 million related to potential interest and penalties recorded as a component of other non-current liabilities.

For years ending on or prior to December 31, 2005, the Company filed a consolidated tax return with CBS Corporation. The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For jurisdictions in which tax filings are prepared, with few exceptions, the Company is no longer subject to income tax examinations by state, local or international tax authorities for years through 2000, and by the IRS for years through 2003. The IRS commenced its examination of the Viacom and CBS Corporation U.S. consolidated tax returns for 2004 and 2005 in the fourth quarter of 2006. The examination is expected to be concluded by the end of 2008. Tax authorities are also conducting examinations of Viacom subsidiaries in various international jurisdictions, such as the United Kingdom and various states, including New York. Certain jurisdictions have proposed adjustments to some of the Company’s tax positions; however, the adjustments are not expected to result in a material change to our results of operations, financial position or cash flows.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to unfunded benefit plans, unrealized gains or losses on certain derivative financial instruments and unrealized gains and losses on certain investments in equity securities.

Comprehensive Income	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Net earnings	$641.6	$356.8	$1,278.6	$1,111.3

Other comprehensive income:
Cash flow hedges, net of tax	—	(1.5)	(1.0)	51.4
Foreign currency	16.2	13.0	36.2	60.1
Other	1.6	1.0	0.9	(0.9)

Comprehensive income	$659.4	$369.3	$1,314.7	$1,221.9

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

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per share:

Common Shares Outstanding	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Weighted average common shares outstanding, basic	667.1	706.5	682.0	721.4
Dilutive effect of stock options	1.0	0.7	1.1	0.9
Dilutive effect of restricted share units	0.1	0.1	0.4	0.1
Dilutive effect of performance share units	—	—	—	—

Weighted average common shares outstanding, dilutive	668.2	707.3	683.5	722.4

Stock options to purchase 36.2 million shares of Class B common stock, 2.3 million restricted share units for Class B common stock and 0.4 million performance share units for Class B common stock were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter and nine months ended September 30, 2007. Stock options to purchase 47.3 million shares and 2.1 million restricted share units were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive for the quarter and nine months ended September 30, 2006. Additionally, restricted share units of 0.8 million were excluded from the 2006 calculations because their performance conditions were not met as of September 30, 2006.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4. INVENTORY

Inventory of the Company consists of the following:

Inventory (in millions)	September 30, 2007	December 31, 2006
Film Inventory:
Released, net of amortization	$811.6	$834.2
Completed, not yet released	129.1	31.1
In process and other	837.9	909.1
Programming Inventory:
Original programming	1,310.4	1,165.4
Acquired program rights	1,480.7	1,295.1
Merchandise and other inventory	165.6	171.8

Total inventory	4,735.3	4,406.7
Less current portion	(680.8)	(622.9)

Total inventory, non-current	$4,054.5	$3,783.8

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations (in millions)	September 30, 2007	December 31, 2006

Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750.0	$750.0
Senior notes due 2011, 5.750%	1,493.6	1,492.2
Senior notes due 2016, 6.250%	1,494.4	1,493.9
Senior debentures due 2036, 6.875%	1,733.4	1,733.0
Senior notes due 2055, 6.850%	750.0	750.0
Note payable due 2013	183.7	—
Bank revolver	700.0	—
Commercial paper	319.5	1,093.6
Obligations under capital leases	305.9	335.2

Total financing obligations	7,730.5	7,647.9
Less current portion	(125.3)	(63.9)

Total non-current financing obligations	$7,605.2	$7,584.0

Senior Notes and Debentures

At September 30, 2007, the total unamortized discount related to the fixed rate senior notes and debentures and the note payable (see Note 14) was $28.6 and $38.3 million, respectively.

Commercial Paper

At September 30, 2007, the outstanding commercial paper had a weighted average interest rate of 5.68% and average maturity of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Interest expense on outstanding indebtedness was $111.1 million and $114.5 million in the quarters ended September 30, 2007 and 2006, respectively, and $332.9 million and $304.2 million for the nine months ended September 30, 2007 and 2006, respectively. Total interest paid on borrowings during the quarter ended September 30, 2007 was $35.4 million and $259.1 million for the nine months ended September 30, 2007.

NOTE 6. RECEIVABLES

As further described in Note 9 of the Company’s 2006 Annual Report, the Company sells to investors on a revolving non-recourse basis a percentage ownership interest in certain accounts receivable through wholly-owned special purpose entities. The receivable securitization programs are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company retains interests in the trade accounts receivable that have not been sold to investors, and these retained interests are included in the Consolidated Balance Sheet under the caption “Receivables.” The retained interests in the receivables are shown at amounts expected to be collected by the Company, and such carrying value approximates the fair value of our retained interest.

Accordingly, receivables at September 30, 2007 and December 31, 2006 were as follows:

Receivables, Including Securitizations (in millions)	September 30, 2007	December 31, 2006
Securitized pools of trade receivables	$1,719.4	$2,010.6
Interests in securitizations sold to third parties	(950.0)	(950.0)

Retained interest in securitizations	769.4	1,060.6
Receivables not subject to securitizations	1,303.6	1,318.4

Receivables, including retained interest in securitizations	2,073.0	2,379.0
Less allowance	(134.3)	(142.9)

Total receivables, including retained interest in securitization, net	$1,938.7	$2,236.1

We are compensated for our services in the collection and administration of the securitized receivables. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximates the related costs. Losses on the sale of receivables represent the financial cost of funding under the securitization programs and are included in Other Items, net. The financial cost of funding and the cash flow impact of the securitization programs to our operating cash flows are included in Note 14.

NOTE 7. STOCK REPURCHASE PROGRAM

Stock Repurchase Program

As further discussed in its 2006 Annual Report, commencing in January 2006, the Company had in place a $3.0 billion stock repurchase program that was completed in June 2007. For the year, through completion of the program, 13.7 million shares were repurchased in the open market under the program for an aggregate purchase price of $580.0 million. An additional 1.8 million shares were purchased under an agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, for an aggregate purchase price of $75.0 million.

On May 29, 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to acquire up to $4.0 billion of Viacom Class A and Class B common stock. The independent members of the Board also approved NAI’s continued participation in the new program on substantially the same terms as those on which it participated in the previous program. This program commenced

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

on June 22, 2007, following the completion of the $3.0 billion stock repurchase program. For the quarter and nine months ended September 30, 2007, 15.7 million and 17.4 million shares were repurchased in the open market under the new program for an aggregate purchase price of $617.4 million and $687.9 million, respectively. In addition, 2.8 million shares were purchased in July 2007 from the 401(k) plans sponsored by CBS Corporation at an aggregate price of $120.0 million. An additional 2.4 million and 2.6 million shares were purchased under the agreement with NAI for an aggregate purchase price of $94.5 million and $103.5 million, respectively, for the quarter and nine months ended September 30, 2007.

NOTE 8. RELATED PARTY TRANSACTIONS

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended September 30, 2007 and 2006, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $33.5 million and $8.7 million, respectively.

NAI and Mr. Redstone own in the aggregate approximately 88% of the common stock of Midway. Midway places advertisements on Viacom’s program services and digital media assets from time to time. During the nine months ended September 30, 2007 and 2006, Midway made payments to MTVN of approximately $1.7 million and $3.1 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI’s participation in the Company’s stock repurchase program, see Note 7 and the 2006 Annual Report.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS Corporation as included in the Company’s Consolidated Financial Statements:

Related Party Transactions	Quarter Ended September 30,
(in millions)	2007	2006

Consolidated Statements of Earnings
Revenues	$56.6	$70.9
Operating expenses	56.3	23.9
Discontinued operations, net of tax	—	(2.2)

	Nine Months Ended September 30,
	2007	2006

Consolidated Statements of Earnings
Revenues	$163.9	$174.7
Operating expenses	189.5	66.7
Discontinued operations, net of tax	(4.6)	(7.7)

	September 30, 2007	December 31, 2006
Consolidated Balance Sheets
Accounts receivable	$77.5	$95.5
Other assets	38.0	40.2

Total due from CBS Corporation	$115.5	$135.7

Accounts payable	$4.8	$3.0
Participants’ share, residuals and royalties payable	164.3	168.5
Programming rights, current	113.1	152.6
Other liabilities	198.7	226.7
Liabilities held for sale	—	4.4

Total due to CBS Corporation	$480.9	$555.2

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Historically, the Company has granted stock options and RSUs to employees. Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. RSUs typically vest ratably over a four-year period from the date of the grant. In 2007, the Company began granting performance share units (“PSUs”) to its most senior executives with the target number of PSUs granted to each executive representing the right to receive one share of Class B common stock, subject to adjustment, depending on the total shareholder return (“TSR”) of the Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for the measurement period, in which case the executive would receive a percentage of the target award.

During the quarter ended September 30, 2007, no equity awards were granted. For the nine months ended September 30, 2007, the Company granted 4,280,140 stock options, 1,083,932 RSUs and 638,557 PSUs, principally in connection with its annual grant.

Compensation Cost Recognized

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Recognized in earnings:
Stock options	$10.4	$20.8	$35.3	$34.3
Restricted share units	8.4	9.8	20.6	17.6
Performance share units	3.2	—	7.7	—

Total compensation cost in earnings	$22.0	$30.6	$63.6	$51.9

Tax benefit recognized	$8.1	$11.2	$23.4	$19.3

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Included in the amounts above for the quarter and nine months ended September 30, 2006 is $7.4 million of stock option expense and $2.4 million of restricted share unit expense related to the resignation of the former President and Chief Executive Officer of the Company. Capitalized stock based compensation expense for the quarter and nine months ended September 30, 2007 was $3.0 million and $7.9 million, respectively.

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2007 is approximately $105.4 million and is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years. Total unrecognized compensation cost related to RSUs at September 30, 2007 is approximately $85.9 million and is expected to be recognized over a weighted-average period of 1.9 years. Total unrecognized compensation cost related to PSUs at September 30, 2007 is approximately $32.9 million and is expected to be recognized on a straight-line basis over a period of 2.3 years.

Other Share Based Payments

In September 2006, the Company entered into an amended employment agreement with the Executive Chairman of the Board of Directors and Founder. Among other provisions, a balance of $9.4 million in previously deferred compensation was converted to stock option equivalents. For the quarter and nine months ended September 30, 2007, compensation cost relating to the stock option equivalents of $0.1 million and $1.4 million, respectively, was included in the results of operations.

NOTE 10. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost for the Company under Viacom’s pension benefit plans consists of the following:

Net Periodic Benefit Costs	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Service cost	$8.6	$7.8	$25.7	$23.6
Interest cost	7.6	6.8	22.6	20.8
Expected return on plan assets	(5.3)	(4.1)	(15.7)	(12.8)
Amounts amortized	0.8	0.5	2.3	4.8

Net periodic benefit costs	$11.7	$11.0	$34.9	$36.4

Contributions	$40.5	$40.5	$41.4	$41.3

Contributions for the quarter and nine months ended September 30, 2007 and 2006 each include $40 million of contributions to its funded plans. All remaining contributions in each period relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company’s defined benefits plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time. There are currently no minimum required contributions for funded plans.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 11. RESTRUCTURING

At December 31, 2006, the Company had accrued $108.6 million of restructuring charges principally related to events occurring during 2006, including the resignation of certain senior executives and severance charges incurred in the Media Networks segment as a result of the restructuring of certain international operations.

In the first quarter of 2007, MTV Networks commenced restructuring actions affecting its domestic and international operations. Restructuring charges, principally severance, of $3.0 million and $70.1 million were incurred in the three and nine month periods ended September 30, 2007, respectively.

The following table summarizes the restructuring activity included in operating expenses for the nine months ended September 30, 2007:

Restructuring
(in millions)	Total
Balance at December 31, 2006	$108.6
Additions for 2007 restructuring and severance	70.1
Severance payments	(100.1)
Other payments	(8.1)
Revision to initial estimates	1.4

Balance at September 30, 2007	$71.9

NOTE 12. REPORTABLE SEGMENTS

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

Revenues	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Media Networks	$1,999.3	$1,837.9	$5,654.2	$5,160.7
Filmed Entertainment	1,304.7	829.9	3,639.6	2,725.5
Eliminations	(33.4)	(34.6)	(119.0)	(91.4)

Total revenues	$3,270.6	$2,633.2	$9,174.8	$7,794.8

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Operating Income	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Media Networks	$796.8	$777.7	$2,132.4	$2,109.1
Filmed Entertainment	71.7	(7.8)	(14.4)	47.9

Total segment operating income	868.5	769.9	2,118.0	2,157.0
Corporate expenses	(52.7)	(113.8)	(161.3)	(216.0)
Eliminations	(0.7)	(1.7)	1.3	(1.7)

Total operating income	$815.1	$654.4	$1,958.0	$1,939.3
Interest expense, net	(114.8)	(118.5)	(339.8)	(317.2)
Gain on sale of equity investment	—	—	151.0	—
Other items, net	(7.3)	(6.6)	(52.5)	(4.4)

Earnings from continuing operations before provision for income taxes, equity in earnings (losses) and minority interest	$693.0	$529.3	$1,716.7	$1,617.7

Total Assets (in millions)	September 30, 2007	December 31, 2006
Media Networks	$15,195.7	$14,948.4
Filmed Entertainment	5,495.9	5,981.2
Corporate	678.2	867.1

Total assets	$21,369.8	$21,796.7

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Under the terms of the DW Funding LLC (“DW Funding”) sale agreement in 2006, Viacom is subject to a put option obligation at the then current fair value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. Viacom also has a corresponding call option exercisable at fair value. To the extent the current fair value at the option closing date is insufficient to repay certain indebtedness, including any unpaid interest, of DW Funding guaranteed by the Company, the Company would be required to pay the difference. As of September 30, 2007, the maximum aggregate principal amount that would be payable under such provisions of the agreement is $102.8 million. At September 30, 2007, the Company’s unaudited balance sheet includes a liability of $52.7 million in respect of the guarantee.

In connection with the separation from CBS Corporation, the Company agreed to indemnify CBS Corporation with respect to its obligations as guarantor on certain Blockbuster store leases. Blockbuster’s aggregate obligations under these store leases were $241.5 million at September 30, 2007. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. At September 30, 2007, the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Company’s unaudited balance sheet includes a liability of $53.1 million in respect of the guarantee. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees and its indemnification obligations are secured by a $150 million letter of credit.

In 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada, and liabilities may be incurred associated with the Famous Players theater leases. Famous Players’ aggregate obligations under these theater leases were $1.05 billion at September 30, 2007. The Company agreed to indemnify CBS Corporation with respect to any liability under these theater leases. At September 30, 2007, the Company’s unaudited balance sheet includes a liability of $198.6 million in respect of the guarantee.

Legal Matters

In March 2007, Viacom filed a complaint in the Federal Court for the Southern District of New York against Google Inc. (“Google”) and its wholly owned subsidiary YouTube, alleging that Google and YouTube violate the Company’s copyrights. Viacom is seeking both damages and injunctive relief.

Former Viacom, NAI, Blockbuster and Viacom, and certain of their respective present and former officers and directors, are currently defendants in two putative class action lawsuits relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The lawsuits are an ERISA action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware. A consolidated securities action in the United States District Court for the Northern District of Texas arising from the same facts alleged that the defendants made untrue statements of material facts and concealed and failed to disclose material facts in the Prospectus-Offer to Exchange and elsewhere during the alleged class period was dismissed in September 2007, and the plaintiffs did not appeal. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. The plaintiff in the Delaware case alleges that the Former Viacom Board member defendants breached fiduciary duties to Former Viacom shareholders in connection with the split-off and that the Blockbuster Board member defendants breached fiduciary duties to Blockbuster shareholders by disproportionately favoring Former Viacom in the split-off transaction. On September 24, 2007, defendants’ motion to dismiss the ERISA action was granted in part and denied in part, without prejudice to defendants’ right to re-file a motion to dismiss after the plaintiff files an amended complaint. A motion to dismiss the Delaware case, or stay action in favor of the Texas case, is pending in the Court of Chancery of Delaware. Blockbuster has agreed to indemnify Former Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster, and Viacom has agreed to indemnify CBS Corporation for any losses arising from these lawsuits. The Company believes that the plaintiffs’ positions in these litigations are without merit and intends to continue to vigorously defend itself.

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. The plaintiffs claimed that the 2004 compensation of these officers was excessive and unwarranted and not entirely fair to Former Viacom and its shareholders and sought disgorgement of compensation paid to the named officers in 2004, unspecified damages from members of Former Viacom’s Board of Directors for alleged breach of fiduciary duty, and other relief. The parties have reached an agreement to settle the matter, and a notice of settlement has been mailed to shareholders. The sole cost to the Company of the settlement is expected to be plaintiffs’ attorneys’ fees, which will be set by the Court and are expected to be immaterial. This cost will be evenly shared with CBS Corporation.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 14. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Cash paid for interest, net of amounts capitalized	$41.7	$44.6	$278.3	$209.4
Cash paid for taxes	$302.7	$134.6	$470.5	$423.6

Cash paid for taxes for the quarter and nine months ended September 30, 2007 include $48.1 million related to cash taxes associated with the gain on sale of MTV Russia. Cash paid for taxes for the quarter and nine months ended September 30, 2006 do not include amounts related to a tax receipt of $159.4 million of cash from CBS Corporation representing the Company’s share of tax overpayments made by former Viacom during 2005.

Receivable Securitization Arrangements	Nine Months Ended September 30,
(in millions)	2007	2006
Receivable interests sold to investors at beginning of period	$950.0	$450.0
Proceeds from the sale of receivables to special purpose entities	5,288.5	3,714.6
Loss on sale to investors	(40.4)	(17.6)
Cash collections remitted to the special purpose entities	(5,248.1)	(3,697.0)

Receivable interests sold to investors at end of the period	$950.0	$450.0

Interest Expense, net	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Interest expense	$(119.4)	$(120.3)	$(355.8)	$(343.4)
Interest income	4.6	1.8	16.0	26.2

Interest expense, net	$(114.8)	$(118.5)	$(339.8)	$(317.2)

Other Items, net	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Loss on securitization programs	$(14.8)	$(6.6)	$(42.3)	$(18.8)
Foreign exchange gain (loss)	7.1	(1.4)	23.0	13.2
Impairment of a cost investment	—	—	(36.0)	—
Other income	0.4	1.4	2.8	1.2

Other items, net	$(7.3)	$(6.6)	$(52.5)	$(4.4)

Equity Investment

In the third quarter of 2007, the Company contributed a $230 million non-interest bearing note payable ($190 million, discounted at a rate of 5.8%) due 2013 and certain assets related to MTV’s URGE digital music service for a 49% stake in Rhapsody America LLC, a newly formed joint venture with RealNetworks, Inc.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Asset Impairment

In the second quarter of 2007, the Company recorded a pre-tax impairment charge of $36.0 million to write off its investment in Amp’d Mobile, which filed for bankruptcy. The impairment charge is included in Other items, net in the Consolidated Statement of Earnings for the nine months ended September 30, 2007.

Gain on Sale of Equity Investment

In the second quarter of 2007, the Company sold its non-controlling investment in MTV Russia, an international equity affiliate, for $191.1 million and recognized a pre-tax gain on the sale of $151.0 million. The Company’s equity in earnings of MTV Russia is not material to its operations in any period presented.

NOTE 15. DISCONTINUED OPERATIONS

Famous Music is presented as a discontinued operation in the consolidated financial statements for all periods, including the elimination of Famous Music’s operating results from the Filmed Entertainment reportable segment, and as an asset held for sale in the December 31, 2006 consolidated balance sheet. In July 2007, the Company sold Famous Music and recorded a gain in discontinued operations, net of $125.5 million of taxes, of $191.7 million. Following the sale, the Company’s continuing involvement with Famous Music is limited to certain license and distribution agreements that are not considered significant.

The results of Famous Music’s operations for the quarters and nine months ended September 30, 2007 (through the date of sale) and 2006, respectively, and its major classes of assets and liabilities at December 31, 2006 are as follows:

Discontinued Operations	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Revenues	$9.5	$26.6	$72.4	$79.2
Pre-tax income	$0.3	$1.2	$3.5	$2.3

	December 31, 2006
Assets/(Liabilities)
Receivables	$2.3
Prepaid assets	26.0
Property and equipment, net	1.2
Intangibles, net	76.3
Other assets	2.6
Accounts payable and other accruals	(47.6)
Deferred revenues	(22.4)
Other liabilities	(13.1)

For the quarter and nine months ended September 30, 2006, respectively, discontinued operations also includes a $0.5 million and $21.8 million release of tax reserves resulting from audit settlements of prior year tax years related to Famous Players and Blockbuster.

NOTE 16. SUBSEQUENT EVENT

On October 5, 2007, the Company sold $500 million aggregate principal amount of 6.125% senior notes due 2017 at a price equal to 99.286% of the principal amount and $250 million aggregate principal amount of 6.750% senior debentures due 2037 at a price equal to 99.275% of the principal amount. The total discount on the sale of these instruments was $5.4 million. The Company used the total cash proceeds, net of offering expenses, of $739.5 million to repay amounts outstanding under its revolving credit facility and its commercial paper program.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Viacom, consisting of BET Networks, MTV Networks and Paramount Pictures, is the world’s leading entertainment content company. It engages audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Logo™, Harmonix®, Nickelodeon®, Noggin®, Nick at Nite®, AddictingGames™, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, Gametrailers™, BET®, Paramount Pictures®, DreamWorks® and Paramount Vantage™. Viacom’s global reach includes 145 channels and approximately 300 online properties in 160 countries and territories.

We manage our operations through two reportable segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment, which includes Paramount Pictures (“Paramount”). On July 31, 2007, we sold Famous Music and have reflected it as a discontinued operation for all periods presented.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our financial condition, results of operations and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). References to “Viacom,” “Company,” “we,” “us” and “our” refer to Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results of operations are presented below for the quarters and nine months ended September 30, 2007 and 2006.

Consolidated Results of Operations	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Revenues	$3,270.6	$2,633.2	24%	$9,174.8	$7,794.8	18%

Expenses:
Operating	1,670.6	1,278.6	(31)	4,998.0	3,974.0	(26)
Selling, general and administrative	681.8	601.9	(13)	1,921.9	1,619.0	(19)
Depreciation and amortization	103.1	98.3	(5)	296.9	262.5	(13)

Total expenses	2,455.5	1,978.8	(24)	7,216.8	5,855.5	(23)

Operating income	815.1	654.4	25	1,958.0	1,939.3	1

Interest expense, net	(114.8)	(118.5)	3	(339.8)	(317.2)	(7)
Gain on sale of equity investment	—	—	NM	151.0	—	NM
Other items, net	(7.3)	(6.6)	(11)	(52.5)	(4.4)	NM

Earnings from continuing operations before provision for income taxes, equity in earnings (losses) and minority interest	693.0	529.3	31	1,716.7	1,617.7	6

Provision for income taxes	(238.0)	(169.6)	(40)	(627.0)	(529.1)	(19)
Equity in earnings (losses) of affiliated companies, net of tax	(0.3)	(2.4)	88	7.7	3.4	NM
Minority interest, net of tax	(4.8)	(2.1)	NM	(12.5)	(4.3)	NM

Net earnings from continuing operations	449.9	355.2	27	1,084.9	1,087.7	NM

Discontinued operations, net of tax	191.7	1.6	NM	193.7	23.6	NM

Net earnings	$641.6	$356.8	80%	$1,278.6	$1,111.3	15%

NM = not meaningful

Revenues

Revenues for the quarter ended September 30, 2007 increased $637.4 million, or 24%, to $3.27 billion. Media Networks segment revenues increased $161.4 million, or 9%, to $2.00 billion. Net acquisitions (defined as acquisitions net of a disposition) in our Media Networks segment contributed net incremental revenues of $32.9 million. Filmed Entertainment segment revenues increased $474.8 million, or 57%, to $1.30 billion, for the quarter ended September 30, 2007.

Revenues for the nine months ended September 30, 2007 increased $1.38 billion, or 18%, to $9.17 billion. Media Networks segment revenues increased $493.5 million, or 10%, to $5.65 billion. Net acquisitions in our Media Networks segment contributed net incremental revenues of $112.7 million. Filmed Entertainment segment revenues increased $914.1 million, or 34%, to $3.64 billion, including $100.5 million in incremental revenues for the month of January 2007 from the acquisition of DreamWorks, which closed on January 31, 2006.

Additional factors contributing to revenue growth are discussed in greater detail within the section Segment Results of Operations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables provide revenues by component, net of intercompany transactions, for the quarter and nine months ended September 30, 2007 and 2006:

Revenues by Component	Quarter Ended September 30,		Better/(Worse)	Percentage of Total Revenue
(in millions)	2007	2006	2007 vs. 2006	2007	2006
Advertising sales	$1,160.1	$1,087.4	7%	35%	41%
Feature film	1,232.6	775.2	59	38	30
Affiliate fees	582.1	510.4	14	18	19
Ancillary	295.8	260.2	14	9	10

Total revenues	$3,270.6	$2,633.2	24%	100%	100%

Revenues by Component	Nine Months Ended September 30,		Better/(Worse)	Percentage of Total Revenue
(in millions)	2007	2006	2007 vs. 2006	2007	2006
Advertising sales	$3,231.6	$3,026.3	7%	35%	39%
Feature film	3,459.9	2,562.1	35	38	33
Affiliate fees	1,717.3	1,501.1	14	19	19
Ancillary	766.0	705.3	9	8	9

Total revenues	$9,174.8	$7,794.8	18%	100%	100%

Expenses and Operating Income

Operating Expenses

Operating expenses were up 31%, or $392.0 million, and 26%, or $1.02 billion, to $1.67 billion and $5.00 billion, respectively, for the quarter and nine months ended September 30, 2007.

Production and programming expenditures increased 34%, or $270.8 million, for the quarter ended September 30, 2007, to $1.07 billion. Feature film amortization increased $233.8 million, or 67%, primarily attributable to the release of Transformers in July 2007 and the timing of other theatrical releases. Programming costs, the largest operating expense of our Media Networks segment, were up $32.2 million, or 7%, primarily as a result of incremental investment in original and acquired programming. For the nine months ended September 30, 2007, production and programming expenses increased $603.7 million, or 24%, primarily attributable to higher feature film amortization of $474.7 million and from increased programming costs, principally amortization for original and acquired programming on our networks.

Distribution expenses increased $123.4 million, or 30%, for the third quarter of 2007, to $532.4 million, primarily reflecting higher print and advertising expenditures in our Filmed Entertainment segment as a result of the mix and timing of our third quarter theatrical and home entertainment releases including the July 2007 release of Transformers. For the nine months ended September 30, 2007, distribution expenses increased $421.6 million, or 33%, also due to the mix and timing of theatrical releases and increased print and advertising costs, as well as the acquisition of DreamWorks and the commencement of our distribution activities for DreamWorks Animation which closed and commenced, respectively, on January 31, 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenditures (“SG&A”) were up 13%, or $79.9 million, and 19%, or $302.9 million, to $681.8 million and $1.92 billion, respectively, for the quarter and nine months ended September 30, 2007, on revenue increases of 24% and 18% versus the prior year. The quarter and nine month periods ended September 30, 2006 include a net compensation charge of $62.0 million relating to the resignation of the former President and Chief Executive Officer, partially offset by a compensation expense benefit from an amendment to the Company’s employment agreement with its Executive Chairman. The increased expense also reflects higher employee compensation expense, including incentive compensation related to Harmonix, as well as restructuring charges of $3.0 million and $70.1 million for the three and nine months ended September 30, 2007 respectively, related to restructuring actions commenced by MTV Networks in February 2007. These actions are anticipated to be completed by the end of the year and total approximately $80 million.

Depreciation and Amortization

Depreciation and amortization increased $4.8 million and $34.4 million, respectively, for the quarter and nine months ended September 30, 2007, as compared to the same periods for 2006. For the quarter, the increase was driven by depreciation on current-year fixed asset additions. For the nine months ended September 30, 2007, the increase also includes increased intangible asset amortization expense resulting from acquisitions, including DreamWorks by the Filmed Entertainment segment and various digital media acquisitions by the Media Networks segment.

Each component of expense is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Total operating income increased 25%, or $160.7 million, to $815.1 million, for the quarter ended September 30, 2007 compared with 2006. Media Networks operating income increased 2%, with the 9% increase in revenues partially offset by a 13% growth in expenses, principally the result of the higher programming and employee compensation expenses. The increase in operating income at the Filmed Entertainment segment of $79.5 million resulted from a 57% increase in revenues partially offset by increases in feature film amortization and print and advertising expenses. Corporate expenses decreased $61.1 million largely due to a net compensation charge of $62.0 million recorded in 2006.

For the nine months ended September 30, 2007, operating income increased 1%, or $18.7 million, to $1.96 billion. In Media Networks, operating income increased $23.3 million as the 10% growth in revenues was offset principally by the incremental programming amortization and employee compensation expenses, including restructuring charges of $70.1 million. Filmed Entertainment operating income decreased $62.3 million to an operating loss of $14.4 million principally due to increased feature film amortization costs of $474.7 million and higher distribution-related costs of $457.0 million which more than offset incremental revenues of $914.1 million. Corporate expenses decreased $54.7 million largely due to the net compensation charge of $62.0 million in 2006.

Interest Expense, Net

Interest expense, net includes costs related to our senior notes and debentures, credit facilities, note payable, commercial paper, capital lease obligations and amounts associated with our derivative financial instruments. For the quarter and nine months ended September 30, 2007, interest expense, net, decreased $3.7 million and increased $22.6 million, respectively, versus the comparable periods in 2006. The decrease in interest expense for the quarter was driven by a decrease in average debt outstanding, partially offset by increased interest rates. For the nine month comparative period, the impact of increased interest rates more than offset the decrease in average debt outstanding. The decrease in average debt outstanding in both periods resulted principally from increased cash flow provided by operations and proceeds received from dispositions this year of $541.8 million.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Gain on Sale of Equity Investment

In June 2007, the Company sold its non-controlling investment in MTV Russia for $191.1 million and recognized a pre-tax gain on the sale of $151.0 million.

Other Items, Net

Other items, net includes expenses of $7.3 million and $52.5 million for the quarter and nine months ended September 30, 2007, principally reflecting losses on our receivables securitization programs. The amount for the nine months ended September 30, 2007 also included a $36.0 million impairment charge related to the bankruptcy filing of Amp’d Mobile.

Provision for Income Taxes

For the quarter ended September 30, 2007, income tax expense was $238.0 million on pretax earnings of $693.0 million or an effective tax rate of 34.3%. Our effective income tax rate was 32.0% for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, income tax expense was $627.0 million on pretax earnings of $1.72 billion, or an effective tax rate of 36.5%. Our effective income tax rate was 32.7% for the nine months ended September 30, 2006. The increase in the effective tax rates for the three and nine months ended September 30, 2007 is principally due to discrete tax benefits of $29.1 million and $99.8 million recognized in the quarter and nine months ended September 30, 2006, respectively, as compared to net discrete tax benefits of $15.0 million in the quarter and nine months ended September 30, 2007. The discrete tax benefits in both years were principally the result of audit settlements.

Equity in Earnings (Losses) of Affiliated Companies, Net of Tax

Equity in earnings (losses) of affiliated companies, net of tax was ($0.3) million and $7.7 million for the quarter and nine months ended September 30, 2007, respectively, as compared to ($2.4) million and $3.4 million in the prior year. In the third quarter of 2007, we began recognizing our share of the results of Rhapsody America. The increase in equity earnings for the nine months ended September 30, 2007 principally results from the consolidation of Nickelodeon UK Limited (“Nick UK”) commencing in June 2006 and MTV Japan commencing in September 2006 upon our acquisition of controlling interests in these entities. Prior to our acquisition of a majority interest, we had reflected our share of Nick UK’s and MTV Japan’s results in equity in earnings (losses) of affiliated companies, net of tax. Nick UK had incurred a loss in 2006 prior to its consolidation.

Minority Interest, Net of Tax

Minority interest expense, net of tax, which primarily represents ownership held by third parties of certain international consolidated entities, was $4.8 million and $12.5 million for the quarter and nine months ended September 30, 2007, respectively, as compared to $2.1 million and $4.3 million in the prior year. The increase in expense is primarily attributable to the consolidation of Nick UK and MTV Japan.

Discontinued Operations, Net of Tax

During the third quarter of 2007, we sold Famous Music and recorded a gain of $191.7 million. For the nine months ended September 30, 2007, discontinued operations of $193.7 million reflects the gain and Famous Music’s operations prior to completion of the sale. Famous Music is presented as a discontinued operation in the consolidated financial statements for all periods presented, including the elimination of Famous Music’s operating results from the Filmed Entertainment reportable segment, and is classified as assets held for sale in the December 31, 2006 Consolidated Balance Sheet. For the quarter and nine months ended September 30, 2006, respectively, discontinued operations also includes a $0.5 million and $21.8 million release of reserves principally resulting from audit settlements related to Famous Players and Blockbuster.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents revenues, expenses and operating income by reportable segment for the quarters and nine months ended September 30, 2007 and 2006. Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reportable segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Segment Results of Operations	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Revenues
Media Networks	$1,999.3	$1,837.9	9%	$5,654.2	$5,160.7	10%
Filmed Entertainment	1,304.7	829.9	57	3,639.6	2,725.5	34
Eliminations	(33.4)	(34.6)	3	(119.0)	(91.4)	(30)

Total revenues	3,270.6	2,633.2	24	9,174.8	7,794.8	18

Expenses
Media Networks	1,202.5	1,060.2	(13)	3,521.8	3,051.6	(15)
Filmed Entertainment	1,233.0	837.7	(47)	3,654.0	2,677.6	(36)

Total segment expenses	2,435.5	1,897.9	(28)	7,175.8	5,729.2	(25)
Corporate	52.7	113.8	54	161.3	216.0	25
Eliminations	(32.7)	(32.9)	(1)	(120.3)	(89.7)	34

Total expenses	2,455.5	1,978.8	(24)	7,216.8	5,855.5	(23)

Operating income/(loss)
Media Networks	796.8	777.7	2	2,132.4	2,109.1	1
Filmed Entertainment	71.7	(7.8)	NM	(14.4)	47.9	NM

Total segment operating income	868.5	769.9	13	2,118.0	2,157.0	(2)
Corporate expenses	(52.7)	(113.8)	54	(161.3)	(216.0)	25
Eliminations	(0.7)	(1.7)	59	1.3	(1.7)	NM

Total operating income	$815.1	$654.4	25%	$1,958.0	$1,939.3	1%

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Media Networks

Worldwide revenues for the third quarter increased $161.4 million or 9% in 2007 to $2.00 billion, with affiliate fees up 14%, and advertising and ancillary revenues each up 7%. Net acquisitions contributed $32.9 million to revenue growth. For the nine months ended September 30, 2007, worldwide revenues increased $493.5 million, or 10% to $5.65 billion, with affiliate fees up 14%, and advertising and ancillary revenues each up 8%. Net acquisitions contributed $112.7 million to revenue growth.

Revenues by Component	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Revenues by component

Advertising	$1,180.5	$1,105.8	7%	$3,301.4	$3,070.5	8%
Affiliate fees	582.1	510.4	14	1,717.3	1,501.1	14
Ancillary	236.7	221.7	7	635.5	589.1	8

Total revenues by component	$1,999.3	$1,837.9	9%	$5,654.2	$5,160.7	10%

Revenues by Geography

Domestic	$1,693.6	$1,585.1	7%	$4,805.2	$4,457.8	8%
International	305.7	252.8	21	849.0	702.9	21

Total revenues by geography	$1,999.3	$1,837.9	9%	$5,654.2	$5,160.7	10%

Advertising

Worldwide advertising revenues were up 7% to $1.18 billion in the third quarter. Acquisitions contributed $15.3 million in incremental advertising revenues for the third quarter, or 1 percentage point of reported growth. Domestic advertising revenue increased 5% versus the comparable period of 2006 driven by Spike TV, MTV, VH1, COMEDY CENTRAL and digital properties. International advertising revenues increased 21%, primarily due to the acquisition of a controlling interest in MTV Japan, strong European performance and higher digital advertising revenues. Foreign exchange contributed 8 percentage points to reported international growth.

For the nine months ended September 30, 2007, worldwide advertising revenues increased $230.9 million, or 8%. Acquisitions contributed $65.3 million in incremental advertising revenues for the nine months ended September 30, 2007, or 2 percentage points of growth. Domestic advertising revenue growth of 6% was driven by Spike TV, VH1, COMEDY CENTRAL and digital properties. International advertising revenues increased 25%, primarily driven by the acquisitions of controlling interests in Nick UK and MTV Japan, strong European performance and foreign currency fluctuations, which contributed 8 percentage points to reported international growth.

Affiliate Fees

Worldwide affiliate fees increased 14% to $582.1 million in the third quarter. Acquisitions contributed 1 percentage point of total reported growth. Domestic affiliate fees were up 11%, due principally to contractual rate increases across core channels as well as an increase in subscribers for emerging networks and digital channels. International affiliate fees increased 28% driven principally by the acquisition of a controlling interest in MTV Japan and foreign currency fluctuations, which contributed 8 percentage points to reported international growth.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

For the nine months ended September 30, 2007, worldwide affiliate fees increased $216.2 million, or 14%. International consolidations contributed 3 percentage points of total reported growth. International affiliate fees increased 36% driven principally by the acquisitions of controlling interests in Nick UK and MTV Japan, foreign exchange benefits, new channel launches, and rate increases. Domestic affiliate fees grew 11% principally a result of rate and subscriber increases. Foreign exchange accounted for 8 percentage points of international growth.

Ancillary

Worldwide ancillary revenues increased 7% and 8% for the quarter and nine months ended September 30, 2007, respectively. Domestic ancillary revenues for the quarter and nine months were up 5% and 13%, respectively, driven by royalties earned on Guitar Hero II game sales, higher digital revenues and increased television license fees, partially offset by lower home video revenues due to a lower number of video releases and in particular, compared to the impact of The Chappelle Show: The Lost Episodes released in 2006. International ancillary revenues increased 12% in the quarter and decreased 3% in the nine months. The year over year variances are principally due to higher consumer products licensing and home video revenues, partially offset by the fourth quarter 2006 disposition of an international production operation. Foreign exchange contributed 2 and 3 percentage points, respectively, to the reported international growth in the three and nine months ended September 30, 2007.

Expenses and Operating Income

Media Networks segment expenses consist of costs incurred in developing original programming and acquiring third party content, costs incurred to market our brands and content and distribute our programming across distribution channels; and general and administrative costs.

Expenses and Operating Income	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Expenses:
Operating expenses	$616.7	$595.4	(4%)	$1,852.6	$1,721.8	(8%)
Selling, general & administration	514.4	392.1	(31)	1,456.6	1,135.3	(28)
Depreciation & amortization	71.4	72.7	2	212.6	194.5	(9)

Total expenses	$1,202.5	$1,060.2	(13%)	$3,521.8	$3,051.6	(15%)

Operating income	$796.8	$777.7	2%	$2,132.4	$2,109.1	1%

Operating Expenses

Operating expenses are comprised of costs related to original and acquired programming, expenses associated with the distribution of home entertainment products, and consumer products licensing and participation fees. In the third quarter of 2007, the $21.3 million increase in operating expense reflects higher programming amortization in the quarter compared to 2006, due to acquired programming such as The Ultimate Fighter, Star Trek Voyager, CSI: New York and The Kill Point on Spike TV; M*A*S*H on TV Land; and Roseanne on Nick-at-Nite, and original programming such as the new seasons of Exposed, Parental Control and Next on MTV; Trick My Truck on CMT; and increased costs at The Daily Show and a new season of Mind of Mencia on Comedy Central.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

For the nine months ended September 30, 2007, total operating expenses increased $130.8 million, also due primarily to an increase in production and programming costs, primarily programming amortization. The increase in programming amortization was due to the same content noted above, as well as additional acquired programming such as The Cosby Show on Nick-at-Nite, and increased investment in original programming such as the new season of The Hills on MTV.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel, marketing, professional service fees, and facility and occupancy costs. In the third quarter of 2007, SG&A expenses increased 31% to $514.4 million, primarily related to employee compensation costs, including incentive compensation related to Harmonix, severance and restructuring, as well as higher marketing costs.

For the nine months ended September 30, 2007, selling, general and administrative expenses increased $321.3 million to $1.46 billion. The increase is primarily due to increased employee compensation costs, including incentive compensation related to Harmonix, severance and restructuring expenses, marketing costs and other general and administrative expenses.

SG&A included $3.0 million and $70.1 million, respectively, of restructuring costs in the quarter and nine months ended September 30, 2007. The restructuring activities are anticipated to be completed by the fourth quarter of 2007 and result in 2007 full year restructuring charges of approximately $80 million.

Depreciation and Amortization

Depreciation and amortization expenses reflect depreciation on fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets. Depreciation and amortization decreased $1.3 million and increased $18.1 million for the quarter and nine months ended September 30, 2007, compared to the same periods last year. The increase on a year-to-date basis was principally due to the amortization of intangibles associated with acquisitions.

Operating Income

Operating income grew 2%, to $796.8 million in the third quarter of 2007, and 1% to $2.13 billion for the nine months ended September 30, 2007, compared with the same periods in 2006. The increase in the quarter was due to a 9% increase in revenues partially offset by a 13% increase in expenses. Revenue growth of 10% for the nine month period was largely offset by a 15% increase in expenses, including restructuring charges of $70.1 million.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

Worldwide revenues increased $474.8 million in the third quarter of 2007 to $1.30 billion. For the nine months ended September 30, 2007, worldwide revenues increased 34% to $3.64 billion. The acquisition of DreamWorks and the DreamWorks Animation distribution agreement (the “DreamWorks acquisition”) contributed incremental revenues of $100.5 million in January 2007. Results of operations for DreamWorks have been included in the Filmed Entertainment segment beginning February 1, 2006.

Revenues by Component	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Revenues by component

Theatrical	$490.0	$211.7	131%	$1,193.1	$655.6	82%
Home entertainment	457.4	329.9	39	1,412.5	1,154.4	22
Television license fees	294.5	247.0	19	891.4	794.3	12
Ancillary	62.8	41.3	52	142.6	121.2	18

Total revenues by component	$1,304.7	$829.9	57%	$3,639.6	$2,725.5	34%

Revenues by geography

Domestic	646.9	$515.8	25%	$2,035.8	$1,803.3	13%
International	657.8	314.1	NM	1,603.8	922.2	74

Total revenues by geography	$1,304.7	$829.9	57%	$3,639.6	$2,725.5	34%

NM = not meaningful

Theatrical

Worldwide theatrical revenues increased $278.3 million to $490.0 million in the third quarter of 2007. Domestic revenues increased $78.8 million driven primarily by the July 2007 release of Transformers which generated revenues of $160.0 million. Current quarter theatrical releases, five in total, generated $92.1 million in incremental revenues driven by the number and mix of titles released including Transformers, Stardust, Hot Rod, An Arctic Tale and Into the Wild as compared to World Trade Center, Barnyard, Jackass Number Two and Last Kiss released during the third quarter of 2006. These increases were partially offset by a $13.3 million decline in revenues from films released in previous quarters, most notably Shrek the Third, compared to Over the Hedge, Nacho Libre and An Inconvenient Truth, released in the second quarter of 2006. International theatrical revenues increased $199.5 million primarily driven by Transformers which generated $164.2 million in international revenues. In addition, distribution revenue from DreamWorks Animation’s Shrek the Third was $54.3 million higher than Over the Hedge and Wallace and Gromit: Curse of the Were-Rabbit in the third quarter of 2006.

Worldwide theatrical revenues for the nine months ended September 30, 2007 increased 82% to $1.19 billion. We released seventeen films in the nine months ended September 30, 2007 compared to thirteen films last year. Domestic revenues increased $238.8 million primarily due to the number and mix of theatrical releases. Transformers, Blades of Glory, Norbit, Disturbia and Shooter contributed incremental revenues of $110.9 million compared to last year’s releases Mission: Impossible III, Nacho Libre, Failure to Launch, World Trade Center and Barnyard. Distribution of DreamWorks Animation’s Shrek the Third contributed incremental revenues of $82.4 million compared to Over the Hedge released last year. International revenues increased $298.7 million due principally to our release of Transformers and distribution of Shrek the Third which contributed a combined $205.8 million of incremental revenues over 2006 releases Mission: Impossible III and Over the Hedge. Other titles contributing to the increase included Norbit, Dreamgirls, Charlotte’s Web and Shooter, as compared to Munich in the prior year, and Vantage theatrical revenues attributable to Babel and An Inconvenient Truth.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Home Entertainment

Worldwide home entertainment revenues increased $127.5 million to $457.4 in the third quarter of 2007. Domestic home entertainment revenues increased $85.1 million primarily due to the performance of our six releases in the quarter, Blades of Glory, Disturbia, Zodiac, Next, Year of the Dog and Perfume compared to two releases in 2006, She’s the Man and Ask the Dust. Additionally, the release of Shooter in the second quarter of 2007 contributed to incremental revenues in the current quarter. International home entertainment revenues increased $42.4 million driven primarily by incremental revenues of $27.0 million related most notably to Shooter, Blades of Glory and Norbit compared to Munich and Failure to Launch last year. Additionally, catalog releases contributed $8.7 million in incremental revenue in the current year quarter.

For the nine months ended September 30, 2007, worldwide home entertainment revenues increased $258.1 million to $1.41 billion. Domestic home entertainment revenues increased $74.6 million to $868.2 million due primarily to higher revenues of $193.1 million from current year releases such as Shooter, Blades of Glory, Norbit, Dreamgirls and Flags of our Fathers as compared to Failure to Launch, Dreamer: Inspired by A True Story, Last Holiday and She’s the Man in the prior year period. Incremental revenues of $93.6 million were earned on the distribution of DreamWorks Animation titles, most notably Flushed Away and Over the Hedge. These increases were partially offset by decreases of $212.0 million primarily due to lower revenues generated from prior year releases, catalog, and acquired titles. International home entertainment revenues increased $183.5 million to $544.3 million due to an incremental $75.0 million in revenues from DreamWorks Animation titles, most notably Flushed Away, Over the Hedge and Madagascar; an incremental $49.2 million in revenues from current period releases, including Shooter, Dreamgirls, Norbit, Blades of Glory and Freedom Writers compared to Munich and Failure to Launch among other 2006 releases; and an incremental $48.4 million due to titles released last year, such as World Trade Center and Charlotte’s Web compared to the impact of 2005 releases Four Brothers and Aeon Flux in 2006.

Television License Fees

Worldwide television license fees increased 19% to $294.5 million in the third quarter of 2007 primarily due to an increase in international syndicated television license fees and a growth in network license fees of $76.0 million due to a favorable mix and availability of titles in the current quarter including Lemony Snicket’s A Series of Unfortunate Events and The Ring Two, as compared to the third quarter of 2006. These increases were partially offset by a decrease in pay television revenues of $32.4 million driven by fewer titles available in the current quarter versus the prior year quarter.

For the nine months ended September 30, 2007, television license fees increased 12%, or $97.1 million. The DreamWorks acquisition contributed $30.9 million of incremental revenue in January 2007. The remaining increase is primarily attributable to an increase in syndicated license fees and network license fees of $186.7 million offset by a decline in pay television revenues of $99.1 million. Both fluctuations were due to the timing and mix of products available.

Ancillary

Ancillary revenues increased 52% to $62.8 million and 18% to $142.6 million for the quarter and nine months ended September 30, 2007, respectively, primarily due to higher licensing and merchandising revenues, principally related to Transformers.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income/(Loss)

Filmed Entertainment segment expenses principally consist of the amortization of feature film costs based on an ultimate revenue forecast model; costs incurred for print and advertising of our feature films and expenses in connection with our distribution of DreamWorks Animation films and DreamWorks live-action library films; and general and administrative costs.

Expenses and Operating Income/(Loss)	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

Expenses:
Operating expenses	$1,086.5	$716.2	(52)%	$3,265.6	$2,342.0	(39)%
Selling, general & administration	119.4	99.4	(20)	316.5	277.2	(14)
Depreciation & amortization	27.1	22.1	(23)	71.9	58.4	(23)

Total expenses	$1,233.0	$837.7	(47)%	$3,654.0	$2,677.6	(36)%

Operating income/(loss)	$71.7	$(7.8)	NM	$(14.4)	$47.9	NM

NM = not meaningful

Operating Expenses

Operating expenses principally include the amortization of production costs of our released feature films, print and advertising expenses and distribution costs. In the third quarter of 2007, operating expenses increased $370.3 million, or 52%, to $1.09 billion in line with revenues, primarily as a result of higher feature film amortization expense of $233.8 million, and distribution-related costs of $141.8 million. The increase in distribution-related costs principally reflects higher print and advertising costs, primarily driven by the mix and timing of our third quarter 2007 theatrical and home entertainment releases including the July 2007 theatrical release of Transformers.

For the nine months ended September 30, 2007, operating expenses increased $923.6 million, or 39%, to $3.27 billion. The increase reflects revenue growth of 34%, higher feature film amortization expense of $474.7 million, and increased distribution-related costs of $457.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of overhead costs. SG&A expenses increased $20.0 million and $39.3 million for the quarter and nine months ended September 30, 2007, respectively. The increase in the quarter and nine months ended September 30, 2007 was primarily attributable to costs associated with new business initiatives at Paramount.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation on fixed assets and amortization of acquired intangibles, including acquired distribution rights, principally associated with the DreamWorks acquisition. Depreciation and amortization for the quarter and nine months ended September 30, 2007 increased $5.0 million and $13.5 million, respectively.

Operating Income/(Loss)

Operating income increased $79.5 million to a profit of $71.7 million in the third quarter of 2007 and decreased $62.3 million to a loss of $14.4 million for the nine months ended September 30, 2007. The increase during the third quarter resulted from a 57% increase in revenues and a 47% increase in expenses. Over the nine month

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

period, operating income decreased by $62.3 million principally due to the increase in amortization of production costs of $474.7 million and the increase in print and advertising costs of $457.0 million more than offsetting the growth in revenues of $914.1 million.

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

Our principal uses of cash include the creation of new content, acquisitions of third party content, ongoing investments in our businesses, cash acquisitions of businesses, and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. We may access external financing from time to time depending on our cash requirements, our assessments of current and anticipated market conditions and after-tax cost of capital.

Our access to capital markets can be impacted by factors outside our control. Additionally, our cost to borrow is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our credit ratings remain unchanged from December 31, 2006.

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our bank facilities are subject to one principal financial covenant, interest coverage, which we met on September 30, 2007.

On October 5, 2007, the Company sold $500 million aggregate principal amount of 6.125% senior notes due 2017 and $250 million aggregate principal amount of 6.750% senior debentures due 2037 for total cash proceeds, net of offering expenses, of $739.5 million. The Company used the net proceeds of the offering to repay amounts outstanding under its revolving credit facility and commercial paper program.

Cash Flows

Cash and cash equivalents decreased by $332.4 million for the nine months ended September 30, 2007. The change in cash and cash equivalents was as follows:

Cash Flows	Nine Months Ended September 30,
(in millions)	2007	2006
Net cash flow from operating activities	$1,102.7	$843.0
Net cash flow from (used in) investing activities	328.2	(680.7)
Net cash flow used in financing activities	(1,762.6)	(84.0)
Effect of exchange rate on cash	(0.7)	9.8

(Decrease)/increase in cash and cash equivalents	$(332.4)	$88.1

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Activities

Cash provided by operating activities was $1,102.7 million in the nine months ended September 30, 2007, principally due to net earnings from continuing operations and collections on our accounts receivable of $1,084.9 million primarily offset by our continued investment in original and acquired programming and feature film production.

Investing Activities

Cash provided by investing activities in the nine months ended September 30, 2007 was $328.2 million compared with cash used in investing activities of $680.7 million in 2006. In July 2007 we sold Famous Music for $351.7 million and in June 2007 we sold our non-controlling interest in MTV Russia for $191.1 million. These amounts were offset by $148.0 million of capital expenditures, which increased $20.4 million over the prior year due principally due to purchasing a facility to support our information technology functions. In 2006, net cash used in investing activities was $680.7 million, reflecting acquisitions, principally DreamWorks, Xfire, Inc. and Atom Entertainment, Inc., partially offset by the sale of the DreamWorks live-action library.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2007 was $1,762.6 million, including $1,549.9 million of share repurchases. During this period, we repaid $782.2 million of debt, principally commercial paper, offset by an increase of $700.0 million of bank debt under our revolving credit facility. Additionally, in 2007, we paid a final amount of $170 million related to the special dividend to CBS Corporation. For the nine months ended September 30, 2006, the proceeds from issuance of senior notes and debentures, as well as commercial paper borrowings were substantially used to repay outstanding bank debt and repurchase stock, resulting in a net use of cash of $84.0 million.

Capital Resources

Capital Structure and Financing Obligations

At September 30, 2007, total financing obligations were $7.73 billion, an increase of $82.6 million from $7.65 billion at December 31, 2006. Indebtedness at September 30, 2007 includes the issuance of a $230 million five year non-interest bearing note payable ($183.7 million, net of discount) contributed to Rhapsody America in connection with the formation of the joint venture.

Commercial Paper

At September 30, 2007, the outstanding commercial paper had a weighted average interest rate of 5.68% and average maturity of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

Interest expense on debt borrowings was $111.1 million and $114.5 million in the quarters ended September 30, 2007 and 2006, respectively. Modestly lower interest expense in the quarter reflects the receipt of proceeds from the sale of Famous Music and MTV Russia, partially offset by increased interest rates. Interest paid on borrowings during the quarter was $35.4 million. Interest expense on debt borrowings was $332.9 million and $304.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense for the nine months reflects the increased interest rates, partially offset by lower average outstanding debt for the period. Interest paid on borrowings during the nine months ended September 30, 2007 was $259.1 million.

Stock Repurchase Program

As further discussed in our 2006 Annual Report, the Company had in place a $3.0 billion stock repurchase program that was completed in June 2007. For the year, through completion of the program, 13.7 million shares

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

were repurchased in the open market under the program for an aggregate purchase price of $580.0 million. An additional 1.8 million shares were purchased under an agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, for an aggregate purchase price of $75.0 million.

On May 29, 2007, the Company’s Board of Directors approved a new stock repurchase program under which we are authorized to acquire up to $4.0 billion of Viacom Class A and Class B common stock. The independent members of the Board also approved NAI’s continued participation in the new program on substantially the same terms as those on which it participated in the previous program. This program commenced on June 22, 2007, following the completion of the $3.0 billion stock repurchase program. For the quarter and nine months ended September 30, 2007, 15.7 million and 17.4 million shares were repurchased in the open market under the new program for an aggregate purchase price of $617.4 million and $687.9 million, respectively. In addition, 2.8 million shares were purchased in July 2007 from the 401(k) plans sponsored by CBS Corporation at an aggregate price of $120.0 million. An additional 2.4 million and 2.6 million shares were purchased under the agreement with NAI for an aggregate purchase price of $94.5 million and $103.5 million, respectively, for the quarter and nine months ended September 30, 2007. For the year through October 25, 2007, the Company acquired 42.7 million shares at a weighted average price per share of $40.80 for an aggregate purchase price of $1.74 billion under both of the stock repurchase programs, including shares purchased from NAI and the 401(k) plans sponsored by CBS Corporation.

OTHER MATTERS

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 8. Related Party Transactions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions and developments in our markets worldwide and, in particular, for advertisements targeting demographics served by our programming services and other content outlets; the public acceptance of and ratings for our movies, cable television programs, digital services and other content; competition for advertising dollars from search and other online and wireless-based services and content providers; technological developments and their effect in our markets and on consumer behavior; our ability to successfully launch programming services and other content to new distribution platforms; changes in the Federal communications laws and regulations applicable to cable operations, including the possibility of mandatory à la carte programming or limitation on the packaging of programming services; the impact of piracy on our programming and films; the impact of increased

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

scale in parties involved in the distribution of our products and programming services to consumers; the impact of union activity, including possible work stoppages or our inability to negotiate favorable terms for contract renewals; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2006 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2006 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 13. Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2007, we announced that the Company’s Board of Directors had approved a new stock repurchase program under which we are authorized to acquire up to $4.0 billion of Viacom Class A and Class B common stock. We commenced repurchases under this program in June 2007. In connection with the program, we also extended our agreement with NAI and NAIRI pursuant to which they participate in the program on a pro-rata basis designed not to increase NAIRI’s holdings of Viacom stock as a result of our purchases of shares under the program.

The following table provides information about our purchases under the program of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended September 30, 2007:

	Number of Shares Repurchased	Average Price Paid per Share	Remaining Availability Under Program
	(thousands)	(dollars)	(millions)
As of June 30, 2007	1,921.1	$41.60	$3,920.1
Month ended July 31, 2007:
Open market	4,825.9	42.00	3,717.3
Shares purchased from 401(k) plans sponsored by CBS Corporation	2,823.1	42.50	3,597.3
NAIRI	984.8	41.90	3,556.4
Month ended August 31, 2007:
Open market	6,720.2	38.20	3,299.5
NAIRI	868.2	38.10	3,266.4
Month ended September 30, 2007:
Open market	4,100.0	38.40	3,108.7
NAIRI	529.6	38.40	3,088.3

Total as of September 30, 2007	22,772.9	$40.00	$3,088.3

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: November 2, 2007	By:	/s/ THOMAS E. DOOLEY
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: November 2, 2007	By:	/s/ JACQUES TORTOROLI
Jacques Tortoroli
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.