Form 10-K
period 2007-12-31
Viacom Inc.
filed 2008-02-28
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of the close of business on June 30, 2007, the last business day for the registrant’s most recently completed second fiscal quarter, there were 58,288,799 shares of the registrant’s Class A common stock, par value $0.001 per share, and 620,257,916 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2007 was approximately $476.6 million (based upon the closing price of $41.60 per share as reported by the New York Stock Exchange on June 29, 2007). The aggregate market value of Class B common stock held by non-affiliates as of June 30, 2007 was approximately $24.5 billion (based upon the closing price of $41.63 per share as reported by the New York Stock Exchange on June 29, 2007).

As of January 31, 2008, 57,373,044 shares of our Class A common stock and 583,508,627 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2008 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”) (Portion of Item 5) (Part III).

PART I

Item 1. Business.

Viacom is a leading global entertainment content company. We engage audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands. We operate through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

MEDIA NETWORKS

Through a combination of original and acquired programming and other entertainment content, the Media Networks brands are focused on providing content that appeals to key demographics attractive to advertisers across multiple distribution platforms, including cable television, satellite, mobile and digital media assets.

MTV Networks reaches over 520 million households worldwide via its multiplatform properties, which include MTV: Music Television®, MTV2®, mtvU®, MTV Tr3s®, VH1®, VH1 Classic™, CMT®: Country Music Television™, Logo®, Harmonix®, Nickelodeon®, Nick at Nite®, Noggin®, The N™, Nicktoons®, Neopets®, COMEDY CENTRAL®, Spike TV® and TV Land®, among others. Operating in 160 countries and territories, MTV Networks connects with its audiences through its approximately 150 channels and 300 interactive digital media properties, which include online, broadband, mobile and interactive television services, and its robust consumer products business.

BET Networks is a leading provider of entertainment, music, news and public affairs television programming targeted to the African-American audience. The primary BET channel reaches approximately 88 million domestic television households and can be seen in the United States, Canada, the Caribbean and, beginning February 28, 2008, the United Kingdom. BET® is the preeminent African-American media brand with a diverse group of business extensions: BET.com®; BET Digital Networks, comprised of BETJ™, BET Gospel® and BET Hip Hop®; and BET International, among other properties.

FILMED ENTERTAINMENT

The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content through its well-known group of brands. In 2007, Paramount was ranked the number one motion picture studio based on domestic box office revenues.

One of the original major motion picture studios, Paramount has been a leading producer and distributor of motion pictures since 1912 and has a library consisting of approximately 3,500 motion pictures and a small number of television programs. The filmed entertainment group releases motion pictures under the Paramount Pictures®, DreamWorks Pictures™, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™ brands and distributes motion pictures and other entertainment content on DVD, digital and other platforms in the United States and internationally.

Our Media Networks segment derives revenues principally from advertising sales, affiliate fees and ancillary revenues. Revenues from the Filmed Entertainment segment are generated primarily from feature film production and distribution, including exhibition of motion pictures in theatrical release, sale of home entertainment product, and distribution to pay and basic cable television, broadcast television, syndicated television and digital media. Revenues from the Media Networks segment accounted for 60%, 64% and 71% of our revenues for 2007, 2006 and 2005, respectively, and revenues from the Filmed Entertainment segment accounted for 41%, 37% and 31% of our revenues for those periods, respectively, with elimination of intercompany revenues being (1)%, (1)% and (2)%, respectively. We generated approximately 27% of our total revenues in 2007 from international operations, principally in Europe, 24% in 2006 and 22% in 2005. In 2007, our total international revenues were $3.68 billion, of which 63% was generated in Europe.

Key Transactions

The following describes some of our key acquisitions, dispositions, investments and strategic arrangements in 2007:

Viacom

•

In December 2007, we entered into a new strategic alliance with Microsoft under which, among other things, Microsoft will license certain programs and motion pictures from us on a non-exclusive basis for use on Microsoft properties such as MSN and Xbox, provide us with its proprietary online advertising serving solution, Atlas AdManager, and purchase certain specified amounts and types of advertising from us.

Media Networks

•	In June 2007, we sold our non-controlling equity investment in MTV Russia for $191.1 million. We continue to derive revenues from MTV Russia through trademark and other license fees.

•

In August 2007, MTV Networks and RealNetworks, Inc. created Rhapsody America, a venture offering a single, integrated digital music experience that consumers can access via their PC, portable music device or mobile phone. We contributed a $230 million non-interest bearing note payable and certain assets related to MTVN’s URGE digital music service for a 49% stake in Rhapsody America. Through Rhapsody America, MTVN and RealNetworks also formed a long-term exclusive relationship with Verizon Wireless, which will allow consumers to access digital music on their Verizon mobile phones.

•

In November 2007, we and Network18 Fincap Limited (“Network18”), a leading Indian media and entertainment company, completed a 50/50 joint venture in India called Viacom 18 Media Private Limited (“Viacom 18”). Viacom 18 includes television, film and digital media content across numerous brands as well as consumer products to build India’s leading multi-platform entertainment company.

Filmed Entertainment

•

In July 2007, we completed the sale of Famous Music to Sony/ATV Music Publishing for $351.7 million. Famous Music is presented as a discontinued operation in the consolidated financial statements for all periods, including the elimination of Famous Music’s operating results from the Filmed Entertainment segment.

For additional information about these transactions and other acquisitions and dispositions, see Notes 4 and 20 to our consolidated financial statements.

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

Corporate Information

We were organized as a Delaware corporation in 2005 and our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information on our website is not intended to be incorporated into this annual report.

Business Strategy

Viacom produces branded entertainment content for highly desirable demographics, which we seek to distribute through virtually every platform that our audiences use to consume entertainment. In addition to maintaining our connection with the fans of our content, we are focused on expanding and enhancing our brands through the creation of original hit programming and other content, including games, and the expansion of the experiences we offer through online and wireless platforms. We seek to increase our revenues by expanding our audiences and offering creative ways for advertisers, cable, satellite and mobile operators, and other interested parties to reach these audiences. Internationally, we are expanding our presence while focusing our resources in the regions and on the demographics that offer the greatest growth opportunities for our brands. In the motion picture business, we are focused on continuing to improve revenues, our market position and profitability through the continued development of franchise and branded films and the diversification of revenue streams, such as making library product available online. Companywide, we are committed to fostering a creative and diverse culture, which will enable us to continue to develop unique and cutting-edge content for our audiences and maintain our position as a market leader.

MEDIA NETWORKS

Through MTV Networks and BET Networks, our media networks businesses own and operate program services, websites and other digital media services in the United States and abroad. Our Media Networks segment generates revenues principally from three sources: (i) the sale of advertising time on our cable television networks and digital properties and services, (ii) the receipt of affiliate fees from cable television operators, direct-to-home or “DTH” satellite operators, mobile networks and other distributors and (iii) ancillary revenues, which include home entertainment sales of our programming, the licensing of our content to third parties, the licensing of our brands for consumer products, including video games, and the creation and distribution of video games and other interactive products. In 2007, revenues from advertising sales, affiliate fees and ancillary sales were 58%, 29% and 13%, respectively, of total revenues for the Media Networks segment.

For our program services, the advertising revenues generated by each program service depend on the number of households subscribing to the service, household and viewership demographics and ratings as determined by third party research companies such as Nielsen Media Research (“Nielsen”). Both MTV Networks and BET Networks target key audience demographics considered particularly attractive to advertisers, notably viewers in the 18-49 age range who are viewed as having significant spending power. In addition, our individual program services further target niche audience groups. For example, BET Networks provides programming targeted to African-American audiences, Nickelodeon and other MTVN Kids and Family Group channels target the younger demographics and the MTVN Entertainment group primarily exhibits programs targeted to adult and male viewers. The advertising industry has recently introduced commercial ratings, which measure audience size for a commercial. Commercial ratings are currently measured on a “C3” basis, which means the number of viewers that watch the commercial live or via playback during the three days following the live broadcast. We are exploring various alternatives for the pricing, structure and volume of our advertising spots and commercial segments to reflect this new ratings methodology, which will largely be effective beginning in 2008. Our advertising revenues may also fluctuate due to the mix and availability of programming and entertainment content, the overall strength of the advertising market and seasonal variations, being typically highest in the fourth quarter.

In our digital operations, our online revenue has traditionally been derived from a combination of advertising and sponsorships, subscription services and e-commerce, and with our rapid extension of our brands and content to new distribution platforms, we are working toward new ways of monetizing our increased reach and functionality. Our Media Networks segment now operates approximately 300 interactive digital media properties around the world and during the fourth quarter of 2007, we averaged approximately 89 million unique visitors per month. Our on-air programming drives traffic to our digital properties and vice versa, effectively driving convergent advertising sales, which we believe will be increasingly important to our business. In addition, the virtual communities we have created, such as Nicktropolis, our virtual world for Nickelodeon, are beginning to yield revenues and we are continuing to grow and develop these worlds. MTV Networks also syndicates ad-supported long-form and short-form video content to select online video destinations which creates additional opportunities for audiences to interact with our content online, ultimately driving viewership back to our core channels and online properties.

Revenues from affiliate fees are negotiated with individual cable television operators, DTH satellite operators, mobile networks and other distributors, generally resulting in multi-year carriage agreements with set rate increases. The amount of the fee we receive is determined in part by the number of subscribers to, and success of the programming offered by, our program services. We are currently negotiating renewals of several long-term affiliation agreements, and are looking to build stronger and more expansive multi-media partnerships with the various distributors of our content that maximize the value of these relationships for our brands.

Our ancillary revenues are principally derived from sales of home entertainment products, consumer products licenses and video game sales. We have a dynamic, worldwide consumer products licensing business, which licenses popular characters such as those featured in SpongeBob SquarePants, The Backyardigans, Dora the Explorer, Neopets and South Park in connection with merchandising, video games and publishing worldwide. We generally are paid a royalty based upon a percentage of the licensee’s wholesale revenues, with an advance against future expected royalties. Licensing revenue may vary from period to period depending on the popularity of the property available for license in a particular period and the popularity of licensed products among consumers. In connection with our 2006 acquisition of Harmonix Music Systems, Inc., we expanded our operations to include the creation, marketing and publishing of video games and other interactive products. In November 2007, we launched Rock Band™, a new game that allows players to experience music from the world’s biggest rock artists as a virtual band using drum, bass/lead guitar and microphone peripherals. In addition, as a result of partnerships with major record labels and leading music publishers, Rock Band gamers can choose from and download songs spanning all genres of rock. As of December 31, 2007, over 1.1 million Rock Band bundles had been sold for the Xbox 360® and Sony’s PlayStation ®2 and PLAYSTATION®3 platforms since its launch on November 20, 2007, and we plan to continue to grow and enhance this franchise.

Our media networks properties have also forged a number of partnerships with other leaders in the digital world. In addition to our new strategic arrangement with Microsoft and the Rhapsody America venture with RealNetworks described above, we distribute video content through online syndication partners including AOL, Bebo, Comcast’s Fancast, Joost, MSN Dailymotion, GoFish, imeem, MeeVee and Veoh. We also have arrangements in place with download-to-own services, including Apple’s iTunes, Amazon, BitTorrent, Wal-Mart and Microsoft’s Xbox 360, to make various MTV, MTV2, VH1, CMT, Logo, Nickelodeon, Nick Jr., Nick at Nite, The N, Comedy Central, Spike TV, TV Land and BET programs available for purchase online. We have a multi-year deal with Yahoo! under which, among other things, Yahoo! is the exclusive provider of sponsored site search and content match on certain of our websites. In addition, we have a multi-year strategic relationship with Social Project, Inc., which develops and operates our Flux social networking platform that launched in September 2007. Flux creates a seamless connection between our large brand and niche, vertical sites, as well as content and communities from all over the Internet, allowing our audiences to collect and share their favorite content from anywhere.

Social Responsibility

Viacom’s social responsibility commitment leverages the power of its brands and the strength of its audience relationships to encourage action on a variety of pro-social issues that are important to our partners, employees, audiences and shareholders alike. Our businesses fuel social change through programs like BET’s Rap-It-Up, CMT’s One Country, Comedy Central’s Address the Mess, MTV’s Think, Nickelodeon’s Let’s Just Play, Noggin’s Get Ready to Read, TV Land’s Family Table and Viacom’s commitment to the Dr. Martin Luther King Memorial in Washington D.C. In September 2007, The VH1 Save The Music Foundation celebrated 10 years of successfully restoring music education programs in public schools across the country. More information about our social responsibility initiatives is available on our website.

MTV NETWORKS

MTV Networks is generally comprised of four groups based on target audience, similarity of programming and other factors: the Music and Logo Group, the Kids and Family Group, the Entertainment Group and International. Information about each group and its key brands is discussed below. Unless otherwise indicated, the domestic television household numbers set forth below are according to Nielsen, the Internet user data is according to comScore Media Metrix (U.S. data only unless otherwise indicated) and the video stream data is based on internal tracking. International reach statistics are derived from internal data review coupled with external sources when available.

Music and Logo Group

The Music and Logo Group includes our music-oriented program services and digital properties, which generally provide youth-oriented programming targeting the 18-24 and 18-34 demographics, and Logo, our channel for the lesbian, gay, bisexual and transgender audience. Some of our key brands in this group include:

MTV: Music Television

•     MTV is a leading multimedia destination offering a diverse line-up of original programming, music videos, news and commentary and awards shows, among other programs. MTV’s programming covers everything from music, fashion, lifestyle and sports to attitudes, politics, news and trends. MTV was named the World’s Most Valuable Pure Media Brand for the eighth year in a row, according to The Interbrand/Business Week 2007 World’s Most Valuable Brands Report.

•     Programming highlights in 2007 included A Shot At Love With Tila Tequila, The Hills, Life of Ryan, Making the Band, Run’s House, Human Giant, The MTV Video Music Awards and The MTV Movie Awards, among others. MTV operates numerous online destinations, communities and virtual worlds, delivers and creates content for its robust MTV mobile platform, has interests in home video, radio syndication, recorded music, publishing and consumer products, and has feature films distributed by Paramount under the MTV Films brand.

•     MTV reached approximately 96 million domestic television households as of December 31, 2007. Worldwide, MTV can be seen in more than 520 million households in 160 countries and territories as of December 31, 2007 via its channels, branded program blocks on third party broadcasters and broadband services.

MTV Digital

•     MTV.com is an ad-supported online/broadband service featuring entertainment and pop culture content, including music, music videos and performances, news and interviews, movies, video games, ringtones, and links to MTV shows and specials.

•     In the fourth quarter of 2007, MTV.com averaged approximately 8 million monthly unique visitors and recorded nearly 200 million video streams.

•     In 2007, MTV launched
six new virtual worlds, including “Virtual Hills,” “Virtual Real World Sydney,” “The Virtual VMAs” and “Virtual Pimp My Ride,” with viewers spending more than 183 million minutes “in-world” over the year according to internal data. MTV also launched nine social-media portals such as RealWorldCasting.com, IAmOnTila.com, WannaBeMade.com and MySuperSweet16.com, which generated 75 million page views and nearly 6 million visits throughout the year according to internal data.

MTV2

•     MTV2 is a music-oriented network featuring music videos, long form music programs, exclusive access to interviews with bands and ground-breaking music before it hits mainstream, as well as a line-up of irreverent, lifestyle and cross-platform programming.

•     Programming highlights in
2007 included Dew Circuit Breakout, Subterranean, Headbangers Ball and Sucker Free.

•     MTV2 reached approximately 72 million domestic television households as of December 31, 2007.

mtvU

•     mtvU is an on-air, online, wireless and on campus network created by and for the college audience. Distributing its content via satellite 24 hours a day to over 750 campuses and through cable, mobile and other outlets, mtvU is the largest and most comprehensive multi-platform channel for college students.

•     mtvU also owns and operates media/entertainment websites dedicated to matters of interest to college students and college communities, including www.mtvu.com, a network of college newspaper websites referred to as the College Media Network, as well as RateMyProfessors.com.

•     This bi-cultural entertainment destination is rooted in the fusion of
Latin and American music, cultures and languages. MTV Tr3s is now available in over 50% of domestic Hispanic television households. MTV Mobile also launched MTV Tr3s Mobile as a separate video channel across multiple carriers in March
2007.

•     MTV Tr3s reached approximately 6.2 million Hispanic households and approximately 31.9 million domestic television households as of December 31, 2007.

VH1

•     VH1’s variety of original and acquired programming primarily focuses on music, artists and pop culture.

•     Programming highlights in 2007
included Rock of Love, The Salt-n-Pepa Show, I Love New York 2, Charm School and America’s Most Smartest Model, as well as cornerstone events such as the VH1 Hip Hop Honors and the VH1 Rock Honors.

•     VH1 reached approximately 95 million domestic television households as of December 31, 2007.

VH1 Digital

•     VH1 Digital, which includes VH1.com, VH1Classic.com, VH1 Mobile, VH1
Games and several targeted websites such as BestWeekEver.TV, brings users music and pop-culture content, live events and performances, exclusive celebrity interviews, news, original series, online games and extensive broadband video, including thousands of music videos.

•     In the fourth quarter of 2007, VH1.com averaged
approximately 4.5 million monthly unique visitors and recorded more than 67 million video streams.

CMT: Country Music Television and CMT.com

•     CMT is the top-rated country music network in the United States, carrying original country-music related programming, specials, live concerts and events and music videos. CMT.com features the largest collection of country music videos online and is a recognized authority in country music, news, events and awards shows.

•     Programming highlights in 2007 included the CMT Music Awards, CMT original film Dale, Dallas Cowboys Cheerleaders: Making the Team, Trick My Truck, CMT Giants: Hank Williams Jr. and CMT Crossroads.

•     CMT reached approximately 87 million domestic television households as of December 31, 2007.
In the fourth quarter of 2007, CMT.com averaged approximately 2.2 million monthly unique visitors and recorded more than 27 million video streams.

Logo

•     Logo features lesbian and gay-themed feature films, ongoing documentary series, newscasts tailored for the gay and lesbian community and original shows and specials. Logo’s family of websites, including LOGOonline.com, feature a large library of mainstream lesbian, gay, bisexual and transgender-themed streaming video as well as original shows, podcasts, news, blogs and other entertainment that have made it a leading destination for this audience.

•     Programming highlights for 2007 included The Big Gay Sketch Show, Rick & Steve: The Happiest Gay Couple in All the World, Exes & Ohs and The Visible
Vote 08, a forum on gay and lesbian issues featuring six presidential candidates.

•     Logo reached approximately 30 million domestic television households as of December 31, 2007 according to internal data.

Harmonix

•     Acquired by MTVN in 2006, Harmonix is one of the world’s leading developers of music-based games, including critically acclaimed games such as Guitar Hero, Frequency, Amplitude and the Karaoke Revolution series. Harmonix’s latest game is Rock Band, which as of December 31, 2007 had sold over 1.1 million bundles since its launch on November 20, 2007.

•     Targeting both core gamers (primarily men 15-30) as well as casual gamers (age and gender neutral), Harmonix’s creations have won numerous awards including Interactive Achievement Awards,
Game Developer Choice Awards and BAFTA Awards. In 2007 alone, Rock Band won over 30 awards, including E3’s Game Critics Award for Best of Show, WIRED’s Game of the Year and USA Today’s Best
Video Game for Teens, and was named one of TIME Magazine’s Best Games of 2007.

Other key properties of the Music and Logo Group include MTV Films, MTVN’s motion picture business, which released
Blades of Glory with DreamWorks Pictures in 2007, Freedom Writers with Paramount in 2007 and How She Move with Paramount in 2008; MTV Games, a section of MTV.com for casual games and other game-related content; MHD: Music
High-Definition; VH1 Classic; and VH1 Soul.

Kids and Family Group

The Kids and Family Group provides high-quality entertainment and educational programs, websites and broadband services targeted to kids ages 2-17 and families. Some of our key properties in this group include:

Nickelodeon and Nick at Nite

•     Nickelodeon, now in its 28th year, has been the number one rated basic cable network for nearly 13 years according to Nielsen. Nickelodeon and Nick Jr., a programming block designed for two to five year olds, feature original programming during daytime hours created for kids ages two to 14. Nickelodeon produces and distributes television programming worldwide, has a dynamic consumer products business, is a leading developer of digital content for kids, and makes feature films under the Nickelodeon Movies brand. Programming highlights in 2007 include iCarly, SpongeBob SquarePants, Back at the Barnyard, Dora the Explorer, The Wonder Pets, The Kids’ Choice Awards and The Naked Brothers Band, and the original made-for-television movies Shredderman and Last Day of Summer.

•     Nick at Nite airs during the evening hours and overnight and features classic sitcoms as well as family friendly original programming. Programming highlights in 2007 included hit sitcoms such as George Lopez, The Fresh Prince of Bel-Air and Home Improvement.

•     Nickelodeon and Nick at Nite reached approximately 96 million domestic television households as of December 31, 2007. Worldwide, Nickelodeon can be seen in approximately 230 million households in 149 territories as of December 31, 2007 via its channels, branded program blocks on third party broadcasters and broadband services.

Noggin and The N

•     Noggin is a commercial-free, educational channel for preschoolers by day which transformed into The N, an advertising-supported network for teens, at night. Both brands operate websites with games, videos, educational and other content for their target audiences. As of January 1, 2008, Noggin and The N became separate, 24-hour channels.

•     Noggin programming highlights in 2007 included a
mix of original Noggin programming such as The Upside Down Show, Jack’s Big Music Show, Pinky Dinky Doo and Oobi as well as licensed Nick Jr. favorites such as Dora the Explorer, The Backyardigans, The Wonder Pets and
Blue’s Clues. The N’s featured original and licensed programming included Degrassi: The Next Generation, Beyond the Break, South of Nowhere, The Best Years and About a Girl.

•     Noggin and The N reached approximately 64 million domestic television households as of
December 31, 2007.

Neopets.com

•     Neopets is an online youth-focused virtual world that allows members to create and take care of virtual pets. It also offers games, auctions, trades and messaging.

•     Neopets has approximately 44 million members, and in the fourth quarter of 2007, Neopets averaged approximately 3.5 million monthly unique visitors globally.

Nick.com, TurboNick and Nicktropolis

•     Nick.com is the destination for all things Nickelodeon, including
TurboNick and Nicktropolis. TurboNick is Nickelodeon’s broadband video platform. It features video streaming of content from Nickelodeon and Nick Jr., customized playlists, content in multiple languages and the ability to search the broad
Nickelodeon content library. Nicktropolis is an online youth virtual community with games and videos powered by TurboNick and Nickelodeon-branded and original environments.

•     Nick.com and NickJr.com averaged 7.9 million and 4.9 million monthly unique visitors in the fourth quarter of 2007, respectively. In 2007, TurboNick recorded more than 1 billion video streams.

Other Kids and Family Group properties include Nicktoons, which reached approximately 50 million domestic television households as of December 31, 2007; Quizilla, a website for teens to share quizzes, stories and other creative writing; Nick Jr. Video and The Click, which are the broadband services of Nick Jr. and The N, respectively;
AddictingGames.com and Shockwave.com, which offer free and paid downloadable online games, together averaging 13.6 million monthly unique visitors in the fourth quarter of 2007; Nickelodeon Movies, Nickelodeon’s motion picture business which released The Spiderwick Chronicles in February 2008 with Paramount; and the websites ParentsConnect.com and GoCityKids.com, which provide information and discussion boards for parents on local events for kids, health and development, activities and resources, among other things. In addition, Nickelodeon has begun licensing its brand to hotels and other entertainment outlets.

Entertainment Group

The Entertainment Group produces and distributes programming and online content and games that generally target adult and male audiences. Some of our key properties in this group include:

COMEDY CENTRAL

•     COMEDY CENTRAL is television’s only all-comedy network and is a consistent top 10-rated cable network among all adults ages 18-49 according to Nielsen. The network also offers original programming via a variety of websites including comedycentral.com, as well as other outlets such as iTunes and all major mobile carriers. COMEDY CENTRAL also has interests in home video, recorded comedy and a live comedy touring business.

•     Programming highlights in 2007 included the Peabody® and Emmy®-winning series The
Daily Show with Jon Stewart and South Park, The Sarah Silverman Program, The Colbert Report, Lil’ Bush, Mind of Mencia and RENO 911!.

•     COMEDY CENTRAL reached approximately 95 million domestic television households as of
December 31, 2007.

Comedycentral.com

•     Comedycentral.com is a broadband video platform featuring
behind-the-scenes footage, exclusive video clips, TV shows and series, games and comedy performances from COMEDY CENTRAL. Other COMEDY CENTRAL online properties include thedailyshow.com and Colbertnation.com, the official fan sites of The Daily
Show with Jon Stewart and The Colbert Report, Jokes.com, the largest stand-up comedy library online, and Southparkstudios.com, a joint venture in which COMEDY CENTRAL owns a 51% interest, which is the official homepage of South
Park and features the latest in South Park news and content.

•     In the
fourth quarter of 2007, COMEDY CENTRAL’s online properties averaged 3.4 million monthly unique visitors and recorded more than 56 million video streams.

Spike TV

•     Spike TV targets men 18-34 and 18-49 by featuring a mix of original and acquired programming, specials, live events and movies.

•     Programming
highlights in 2007 included The Ultimate Fighter, MANswers, TNA Impact!, Spike TV’s Video Game Awards and Pros vs. Joes.

•     Spike TV reached approximately 96 million domestic television households as of December 31, 2007.

SPIKE.com

•     Spike.com is one of the leading video-entertainment destinations targeting men ages 18-34, with original and user-generated video and content, including short films, TV clips, music videos and action sports.

•     In the fourth quarter of 2007, Spike.com averaged approximately 1.8 million monthly unique visitors and recorded more than 57 million video streams.

TV Land

•     TV Land offers a mix of classic TV shows, iconic movies and original programming, all designed to appeal to Baby Boomers, the first generation of Americans to grow up with television.

•     Programming highlights in 2007 included new acquisitions like M*A*S*H and Designing Women, a month-long programming salute to Elvis Presley and the success of TV Land Myths &
Legends, an original series that delves into some of pop culture’s most talked about mysteries.

•     TV Land reached approximately 94 million domestic television households as of December 31, 2007.

Other Entertainment Group properties include AtomFilms.com, a broadband service for original short films and online video clips; AddictingClips.com, which houses entertaining original and user-generated video clips; and GameTrailers.com, which produces broadcast quality video content for video games.

MTV Networks International

Worldwide, MTV Networks’ operations
reached over 520 million households in 160 countries as of December 31, 2007. MTVN International owns and operates, participates in as a joint venturer and/or licenses to third parties to operate over 120 program services, including extensions of our multimedia brands MTV, VH1 and Nickelodeon, and program services created specifically for international and/or non-English speaking audiences such as TMF (The Music Factory), Paramount Comedy, COMEDY CENTRAL Germany, Game One, The
Box, VIVA and QOOB, among others. MTVN International also operates or licenses its brands for more than 130 online properties internationally. Most of the MTVN International program services are regionally customized for the particular viewers through the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks’ operations in Europe, Africa and the Middle East represent its largest international presence.

We strategically pursue the development, license and acquisition of program services in international markets and engage in the syndication and distribution of consumer products. In November 2007, we established a joint venture in India, called Viacom 18, with Network18, a leading Indian media and entertainment company, by contributing MTVN’s India operations, with cash and other consideration contributed to the venture by Network18. Viacom 18 includes television, film and digital media content across numerous brands as well as consumer products and is expected to become India’s leading multi-platform entertainment company. The joint venture is planning to launch a new Hindi-language general entertainment channel in India in 2008 and is expected to launch additional niche channels and digital content in the future. Viacom 18 also has a motion picture studio which will produce, acquire and distribute Hindi-language films.

We are also focused on strategically expanding our international presence by ensuring that we have the appropriate forms of ownership interests in our properties worldwide. This involves concentrating our resources in the regions and on the demographics that offer the greatest growth opportunity for our brands, such as Germany, Japan and the United Kingdom and entering into licensing arrangements in other regions that can be best exploited by our partners. For example, we launched COMEDY CENTRAL Germany in 2007 as the only comedy network on free terrestrial television in the market. In the Middle East, we launched MTV Arabia through a long-term licensing partnership between MTVN International and TECOM Investments’ media unit, Arab Media Group. Nickelodeon Arabia is also set to launch in 2008 as part of that agreement. In Russia, we sold our non-controlling equity investment in MTV Russia but continue to derive revenues through trademark and other licenses.

BET NETWORKS

BET Networks owns and operates program services, including its flagship BET® channel and the BET Digital Networks—BETJ™ (formerly BET Jazz), BET Gospel® and BET Hip Hop®
.

•     BET Networks is the nation’s leading television network providing entertainment, music, news and public affairs programming targeted to the African-American audience. BET is a dominant consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, BETJ, which is devoted primarily to jazz, R&B and neo-soul music, BET Gospel, which focuses on gospel music and spiritual programming, and BET Hip Hop, which features hip hop music programming and performances. BET is focused on expanding its slate of original programming and launched 10 new original series in 2007.

  •     Programming highlights on BET in 2007 included The BET Awards, The BET Hip Hop Awards,
Celebration of Gospel, American Gangster, College Hill and Sunday Best.

•     BET reached approximately 88 million domestic television households as of December 31, 2007.
According to internal data, BETJ reached approximately 25 million domestic television households, and BET Gospel and BET Hip Hop reached 760,000 and 250,000 domestic television households, respectively.

•     BET.com is a leading online destination for African-Americans and offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services.

•     In the fourth quarter of 2007, BET.com averaged approximately
3 million monthly unique visitors.

Other BET Networks properties include a broadband website, BET on Blast, which features music videos, news, interviews, third party licensed content and other content from BET’s cable networks, and BET Mobile, which provides ringtones, games, social networking and other content for cellular phones and digital services such as video-on-demand and digital downloading. BET International is focused on expanding the distribution of BET original programming into international markets and on February 28, 2008, launched its BET channel in the United Kingdom.

Media Networks Competition

MTV Networks and BET
Networks compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. MTV Networks generally competes with other widely distributed cable networks such as TBS, TNT,
Discovery, ESPN, SciFi, FX, Lifetime and USA Network, the broadcast television networks and digital properties such as MySpace.com and YouTube.com. Each programming service also competes for its target audiences with competitors’ programming services that target the same audience. For example,
Nickelodeon and its related properties compete for younger viewers with several of The Walt Disney Company’s properties. Similarly, BET Networks competes with African-American oriented shows on cable and broadcast networks including TV One and online properties such as Blackplanet.com and AOL Blackvoices. We also compete with other cable networks for affiliate fees derived from distribution agreements with cable television operators, DTH satellite operators and other distributors. Our networks also compete with other content producers for actors, writers, producers and other creative talent and for new show ideas and the acquisition of popular programming.

FILMED ENTERTAINMENT

The Filmed Entertainment segment produces, finances and distributes motion pictures under the
Paramount Pictures, DreamWorks Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. In general, motion pictures produced or acquired for distribution by the filmed entertainment group are exhibited theatrically in the U.S. and internationally, followed by their release on DVDs, video-on-demand, pay and free cable television, broadcast television and syndicated television (the “distribution windows”), and, in some cases, licensing to airlines, hotels, schools and universities.

Our Filmed Entertainment segment generates revenues principally from: (i) the theatrical release of motion pictures in domestic and international markets, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion pictures as well as other programming and (iii) license fees paid worldwide by third parties for exhibition rights on various media. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, and distribution of its content through new online and mobile platforms.

In choosing films to produce, the filmed entertainment group aims to create a carefully balanced film slate that represents a variety of genres, styles, and levels of investment—with the goal of creating entertainment for both niche audiences and worldwide appeal. Each motion picture is a separate and distinct product with its profitability dependent upon many factors, among which public response and cost are of fundamental importance. Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the fourth quarter.
Competition from other motion pictures released around the same time and/or for audience leisure time generally may affect theatrical revenues. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment product sales and licensing fees during the various other distribution windows. The costs associated with producing, marketing and distributing a motion picture can be significant, and can also cause our results to vary depending on the timing of a motion picture’s release. In some instances, we enter into film financing arrangements in connection with a particular film which we believe may improve our investment returns and reduce our economic risk on a particular film.

Paramount’s digital entertainment group is pursuing increased distribution of motion pictures through new online and mobile platforms, including offering certain titles for sale and rent on iTunes and offering more mobile content. This group is also beginning to develop and produce feature length movies that will be released initially on non-theatrical platforms, such as Jackass 2.5 (in conjunction with MTV Films) in 2007, which is the first feature-length film initially released on a digital platform followed by release two weeks later on DVD.

Paramount’s licensing programs include consumer products, themed restaurants, live stage plays, film clip licensing and theme parks. Revenues are typically derived from royalties based on the licensee’s revenues, with an advance against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.

FEATURE FILM PRODUCTION AND DISTRIBUTION

•     Theatrical Production and Distribution.  Paramount
is one of the original major motion picture studios. The filmed entertainment group produces, finances and distributes feature films under its well-known brands Paramount Pictures, DreamWorks Pictures, Paramount Vantage, Paramount Classics, MTV
Films and Nickelodeon Movies. In 2007, the filmed entertainment group, alone or in partnership with others, theatrically released in domestic and/or international markets Transformers, Blades of Glory, Norbit, Beowulf, Sweeney Todd: The Demon
Barber of Fleet Street, The Kite Runner, There Will Be Blood and No Country for Old Men, among others, receiving 26 Academy Award nominations and winning 7 Academy Awards. In 2008, its slate is currently expected to include Indiana
Jones and the Kingdom of the Crystal Skull, Iron Man, The Love Guru, Cloverfield and The Spiderwick Chronicles, among others.

•     Paramount has an extensive library consisting of approximately 1,100 motion picture titles produced by Paramount and acquired rights to approximately 2,400 additional motion pictures and a small number of television programs. The library includes several Oscar winners such as Titanic, Braveheart, Forrest Gump and An Inconvenient
Truth, as well as several successful franchises, such as 2007’s Transformers (a sequel to which is expected in 2009), Indiana Jones, The Godfather, Mission: Impossible and Star Trek.

•     Home Entertainment
and Digital Distribution.  Paramount distributes theatrical motion pictures, library product and non-theatrical releases on DVD as well as on various digital platforms. Key releases in 2007 included Shrek the Third (DreamWorks
Animation), Transformers, Charlotte’s Web, Flushed Away (DreamWorks Animation), Shooter, Dreamgirls and Blades of Glory. Paramount also distributes Nickelodeon, MTV, BET and PBS programs on DVD.

•     Distribution
Arrangements.  Paramount distributes animated motion pictures produced by DreamWorks Animation SKG, Inc. (“DreamWorks Animation”), a separate publicly held company. Under the agreements with DreamWorks Animation, Paramount is responsible for the theatrical distribution and home video fulfillment of these motion pictures, for which it receives a distribution fee out of revenues it collects with respect to each film. In 2007, films distributed under these agreements included Shrek the Third and Bee Movie and in 2008, Paramount will distribute Kung Fu Panda and Madagascar 2. Paramount and its international affiliates also have the exclusive distribution rights to previously released
DreamWorks live-action films, which are now owned by DW Funding, a separate company in which we hold a minority equity interest. The distribution rights are held for a five-year period, which is renewable under certain circumstances. Paramount also has a distribution arrangement with Marvel, under which it will distribute Iron Man in 2008.

Domestic and International Distribution

In domestic markets, Paramount performs its own marketing and distribution services. Paramount’s feature films initially theatrically released in the United States on or after January 1, 1998 have been exhibited in U.S. premium subscription television exclusively on the program services of Showtime Networks, which is owned by

CBS Corporation, for certain windows. This agreement applies to films theatrically released through December 2007, and we are exploring various alternatives for the distribution of 2008 and future films in the pay television window. DreamWorks L.L.C. (“DreamWorks”) has a separate, similar arrangement with Home Box Office covering a specified number of DreamWorks and DreamWorks
Animation feature films, which is currently expected to include films theatrically released through 2013. We also distribute Paramount and DreamWorks films domestically in the other distribution windows such as DVD, video-on-demand, basic cable and broadcast television and on various digital platforms.

Through 2006, Paramount, through its international affiliates, generally distributed its motion pictures for theatrical release outside the United States and Canada through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. In
January 2007, Paramount and Universal began theatrical self-distribution in 15 key countries that were separated from UIP’s distribution business, with each party taking over the UIP operating entity in designated countries. Paramount and
Universal each have the option to continue a transitional distribution arrangement with the other party in the respective countries for up to two years. Effective January 1, 2008, both Paramount and Universal exited UIP Japan, and Paramount has set up its own distribution operation in Japan. The UIP joint venture continues to operate in certain other territories. These self-distribution activities represent a significant expansion of Paramount’s international presence, and it intends to continue to expand internationally through increased direct distribution and acquisition of local content.

Key Agreements

In connection with our acquisition of DreamWorks in January 2006, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to and home video fulfillment services for the animated films produced by DreamWorks Animation. The output term of the agreement expires on the later of the delivery of thirteen qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances.

In connection with our sale of a controlling interest in DW Funding, the owner of the DreamWorks live-action film library, in May 2006, Paramount and its international affiliates retained the exclusive distribution rights to previously released DreamWorks films for a five-year period, which is renewable under certain circumstances. We retained a minority equity interest in DW Funding.

Filmed Entertainment Competition

Our motion picture brands compete for audiences with the other major studios such as Disney, Fox, Sony Pictures, Universal and Warner Bros., as well as independent film producers, in the production and distribution of motion pictures and other entertainment content. Our competitive position primarily depends on the number and quality of the films produced, their distribution and marketing success, and public response. We also compete to obtain creative talent, including actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Our motion picture brands also compete with these studios and other producers of entertainment content for distribution of their products through the various distribution windows and on digital platforms.

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

Copyright Law and Content

In the United States, under current law, the copyright term for authored works is the life of the author plus 70 years. For works-made-for-hire, the copyright term is the shorter of 95 years from first publication or 120 years from creation. Some advocacy groups have urged the courts or Congress to reduce the protections afforded rights holders under the copyright laws, including the Digital
Millennium Copyright Act, as amended. We are strongly opposed to this position, which we believe gives insufficient weight to the importance of incentives to promote investment in creative works and the need to protect rights holders from the increased risks of piracy in the digital environment.

Piracy

Unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through websites that allow the viewing, sharing and/or downloading of entertainment content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. In addition, piracy of motion pictures through unauthorized distribution on DVDs and other platforms continues to present challenges for our industry. We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring notable online destinations that distribute our content, and participating in various industry-wide enforcement initiatives, education and public relations programs and legislative activity on a worldwide basis. One promising area of enforcement activity is to work with network operators, such as internet service providers, to automatically detect piracy within their networks. However, the FCC has initiated a formal rulemaking proceeding which may lead to regulatory limitations on the ability of U.S.
network operators to implement such systems. While many legal protections exist in this area, the law continues to evolve and we are increasingly expending resources to appropriately protect our content.

Media Networks

Online Music
Royalties

MTV Networks and BET Networks currently obtain content for their online properties from their respective cable channels, record labels, music publishers, independent producers and artists. MTV Networks and BET Networks also obtain certain rights to some of their website content, such as performance rights of song composers and rights to non-interactive digital transmission of recordings, pursuant to licenses from performing rights organizations such as ASCAP and BMI and through statutory compulsory licenses established by the Digital Millennium Copyright Act, as amended. The royalties payable for the compulsory licenses are established periodically by Copyright Arbitration Royalty Panels and are largely outside our control.

Programming
Distribution

Some policymakers maintain that cable television operators should be required by law to offer programming to subscribers on a network-by-network, or “à la carte,” basis or provide specific program tiers such as those providing only family appropriate programming. In 2004, the FCC’s Media Bureau released a report which concluded that à la carte regulation would tend to decrease programming diversity and would not be in consumers’ best interests; however, it released a subsequent report in 2006 that found that à la carte regulation might benefit some consumers. Legislation was introduced and defeated by the Senate in 2006 that would effectively require cable television operators to offer all programming on an à la carte basis. Nevertheless, the Chairman of the FCC remains focused on the issue. The FCC is also reviewing whether companies that own multiple cable networks should be required to enter into affiliation agreements with cable television operators and other distributors on an “unbundled” or network-by-network basis. The unbundling or tiering of our program services by cable television operators or other distributors, including a decision not to include some or all of our networks in a tier, or a requirement that we enter into affiliation agreements on a network-by-network basis, could reduce distribution of certain of our program services, perhaps significantly. It could also lead to reduced viewership on some or all of our networks and increased marketing expenses, negatively affecting our revenues from advertising and affiliate fees and our results of operations.

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

In November 2006, the UK Office of Communications (OFCOM) issued restrictions on the television advertising of food and drink products to children. The restrictions include scheduling restrictions on ads for foods and drinks high in fat, salt and sugar in and around children’s programming (children aged four to nine); an expansion of the definition of “children”
(beginning January 1, 2008) to include persons aged four to fifteen, which affects our non-children oriented channels; application to all OFCOM-licensed channels regardless of the country in which their target audience is located; and bans on celebrity and licensed character ads for certain products targeted at primary school children. Implementation of the measures commenced in March 2007 and is being phased-in until the end of 2008 for dedicated children’s channels whose ability to replace lost revenues from food and drink advertisers is harder to achieve. OFCOM is actively monitoring the impact of the restrictions.

Various other
laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online.

Indecency

Some policymakers support the extension of indecency rules applicable to over-the-air television broadcasters to cover cable and satellite programming. If such an extension occurred and was not found to be unconstitutional, our content could be subject to additional regulation.

Under the Pence Amendment to the Adam Walsh Child Protection and Safety Act of 2006, record keeping and on-screen notice requirements that previously applied only to depictions of actual sexual conduct were extended to also cover certain displays and simulated depictions which could be present in mainstream entertainment. A safe harbor provision provides an exemption for producers who maintain identifying information for other purposes such as immigration law requirements.

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

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion picture, television and online product, brands, characters, publications and other original and acquired works, ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of ours: Viacom®, MTV Networks®, MTV: Music Television®, VH1®, CMT®: Country Music Television™, Logo®, Nickelodeon®, Nick at Nite®, Nick Jr.®, Noggin®,
Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, iFILM®, MTVN International™, TMF™, VIVA™, BET Networks™, BET®, BETJ™, BET.com®, BET Mobile®, Paramount Pictures® and other domestic and international program services and digital properties. We also license the DreamWorks® trademarks and logos from DreamWorks
Animation. As a result, domestic and foreign laws and enforcement efforts protecting intellectual property rights are important to us, and we actively enforce our intellectual property rights against infringements.

EMPLOYEES AND LABOR MATTERS

At December 31, 2007, we employed
approximately 10,800 full-time and part-time employees worldwide. We also had approximately 2,300 freelance employees on our payroll as of December 31, 2007, and use many other freelance and temporary employees in the ordinary course of our business. In 2008, we intend to convert some of the freelance positions to full-time employee positions.

We engage the services of writers, directors,
actors and other talent, trade employees and others who are subject to collective bargaining agreements. We recently concluded new three-year agreements with the Writers Guild of America and the Directors Guild of America. The agreement with the
Screen Actors Guild expires on June 30, 2008. We have not begun negotiations with the Screen Actors Guild. A labor dispute with the Screen Actors Guild could shut down production of feature films and programs made for television. Such a labor dispute may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal.

FINANCIAL INFORMATION
ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by reporting segment and geographic area as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 is set forth in Note 19 to our consolidated financial statements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements, and other information with the Securities and Exchange Commission
(the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at www.viacom.com (under “investor relations”) as soon as reasonably practicable after such reports are filed with the SEC. These documents are also available on the SEC’s website at www.sec.gov.

On June 29, 2007, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by
Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. We have also filed with this annual report the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in
“Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our reports on Form 10-Q and Form 8-K.
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

Risks Related to our Business

Our Success is Dependent upon Audience Acceptance of our Programming, Motion Pictures and Other Entertainment Content which is Difficult to Predict

The production and distribution of programming, motion pictures and other entertainment content are inherently risky businesses because the revenues we derive from various sources depend primarily on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. The success of our programming, motion pictures and other content also depends upon the quality and acceptance of competing programs, motion pictures and other offerings available or released into the marketplace at or near the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending, the level of which may be decreasing due to the economic landscape, may also affect the audience for our content.

In our Media Networks business, our advertising revenues typically are reflective of a program’s ratings, with higher ratings generally generating higher advertising revenues. In 2007, some of our program services, including MTV, BET and Nickelodeon, experienced ratings fluctuations or declines. Those trends could continue at those or other networks and reduce the amount of advertising revenue the affected networks receive. Low audience ratings could also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential. In addition, the advertising industry has recently begun to change the way it measures ratings, moving from audience ratings, which measure audience size for a program, to commercial ratings, which measure audience size for a commercial. Commercial ratings are currently measured on a “C3”
basis, which means the number of viewers that watch the commercial live or via playback during the three days following the live broadcast. This is a different way of measuring viewership, and if we are unable to successfully adapt the pricing, structure and volume of our advertising spots to this new methodology, or if viewers change channels or fast forward during commercials, our advertising revenues could decline.

In our Filmed Entertainment business, the theatrical success of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as DVD sales, television licenses and sales of licensed consumer products. In addition, because the timing of recognition of certain motion picture expenses is based on estimates of future revenues, such costs may be accelerated if the motion picture does not perform as expected, thereby affecting our results of operations. A poor theatrical performance may also negatively affect our negotiating strength with theater chains, distributors and retailers, resulting in less desirable product promotion.

Consequently, public acceptance of our programming, motion pictures and other entertainment content is core to our business and has the ability to affect all of our revenue streams. A reduction in the popularity of our content could have a significant, adverse effect on our revenues.

We Must Respond to and
Capitalize on Rapid Changes in Consumer Behavior resulting from New Technologies and Distribution Platforms in Order to Remain Competitive and Exploit New Opportunities

Technology in the online and mobile arenas continues to evolve rapidly. We must adapt to changing consumer behavior driven by technological advances such as video-on-demand, increased mobility of content and a desire for more short form, user-generated and interactive content. Changing consumer behavior may impact our traditional distribution methods, for example, by reducing viewership of our programming, the demand for DVD product or pay television subscriptions and/or the desire to see motion pictures in theaters. We have recently seen an industry-wide decline in domestic DVD sales, and it is uncertain if such decline will continue. In addition, consumers are increasingly viewing content from handheld or portable devices, and watching it on a time- delayed basis. We must continue to adapt our content to these viewership habits. Technologies which enable users to fast-forward or skip advertisements may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot adapt to the changing lifestyles and preferences of our target audiences and capitalize on technological advances with favorable business models, there could be a negative effect on our business.

Increased Costs for Programming, Motion Pictures and Other Content May Adversely Affect Our Profits

In our Media Networks segment, we have
historically produced a significant amount of original programming and intend to continue to increase our investment in this area. We also acquire programming, such as motion pictures and television series, from other television production companies and studios and pay a license fee in connection with the acquired rights. Our investments in original and acquired programming increase our expenses, and may not be recouped when the program is broadcast or distributed, therefore leading to decreased profitability.

The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which have been increasing. We also release certain “tentpole” motion pictures that generally have higher costs than the other films released during the year. Therefore, a “tentpole” film’s underperformance theatrically can significantly affect our revenues and profitability, and negatively affect the revenues we receive from other distribution platforms.

An
increase in other licensing costs could also affect our profits. For example, we license music and music videos for exhibition on our cable networks, websites and other content outlets from record companies in exchange for cash or advertising time or for promotional consideration only. We have entered into global music video licensing agreements with the major record companies and major music publishers and into global or regional license agreements with certain independent record companies.
We also license various other music rights from record companies, music publishers, performing rights societies and others. There can be no assurance that we will be able to obtain license renewals or additional license agreements or, if so, on favorable terms.

Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Programming and Motion
Pictures

Our revenues and operating results fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, programming, and license periods for our entertainment content. For example, results may increase or decrease during a particular period due to differences in the number of films released compared to the corresponding period the prior year, or due to the timing of a major event such as an awards show falling in two different quarters year over year. Our operating results also fluctuate due to the timing of the recognition of production and print and advertising expenses, which are typically largely incurred prior to the release of programs, motion pictures and home entertainment product, with the recognition of related revenues in later periods. In addition, the success of our individual mix of titles may vary period over period, causing our operating results to fluctuate.

Our business also has experienced and is expected to continue to experience some seasonality due to, among other things, seasonal advertising patterns and seasonal influences on audiences’ viewing habits and attendance. Typically, our revenue from advertising increases in the fourth quarter due to the holiday season and revenue from motion pictures increases in the summer, around holidays and in the fourth quarter. The effects of these variances make it difficult to estimate future operating results based on the results of any specific quarter.

Piracy of Our Entertainment Content, Including Digital Piracy and Other Unauthorized Exhibitions of Our Content, May
Decrease Revenue Received from Our Programming and Motion Pictures and Adversely Affect Our Business and Profitability

The success of our business
depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company and piracy of our brands, motion pictures and DVDs, programming, digital content and other intellectual property has the potential to significantly affect us. Piracy is particularly prevalent in many parts of the world that lack effective enforcement of copyright and technical protective measures similar to existing law in the United States. However, piracy is also a challenge domestically, and the interpretation of copyright laws as applied to our content remains in flux. Piracy and other unauthorized uses of content are made easier by technological advances allowing the conversion of motion pictures, programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized reproduction, distribution or display of our content over the Internet or through other methods of distribution, such as through websites that allow the viewing, sharing and/or downloading of entertainment content by either ignoring or interfering with the content’s security features and copyrighted status is a threat to our ability to protect our creative works and to recoup or profit from the expense incurred to create such works. Unauthorized use of our entertainment content may have an adverse effect on our business because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content. We are actively engaged in enforcement and other activities to protect our intellectual property, and we are increasingly expending resources in connection with these efforts. These efforts to prevent the unauthorized use of our content may affect our profitability, and may not be successful in reducing piracy.

The Loss of Affiliation Agreements Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon
our affiliation agreements with cable television operators, DTH satellite operators and other distributors for the distribution of our program services. We have agreements in place with the major distributors, some of which are currently being renegotiated, and others of which expire over the next several years and we expect to renegotiate on a rolling basis. There can be no assurance that these affiliation agreements will be renewed in the future on terms, including pricing, acceptable to us. The loss of a significant number of these arrangements or the loss of carriage on the most widely available programming tiers could reduce the distribution of our program services and decrease the potential audience for our programs, which could adversely affect advertising and affiliate fee revenues. In addition, further consolidation among cable and DTH satellite operators and increased vertical integration of such distributors into the cable or broadcast television businesses could adversely affect our ability to negotiate favorable terms for distribution of our program services.

The Loss of Key Talent Could Disrupt Our Business
and Adversely Affect Our Revenues

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with several entertainment personalities with loyal audiences and also produce motion pictures with highly regarded directors, actors and other talent. These individuals are important to achieving audience endorsement of our programs, motion pictures and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal. If we fail to retain these individuals or if our entertainment personalities lose their current appeal, our revenues could be adversely affected.

The Failure or Destruction of Satellites and
Facilities that We Depend Upon to Distribute Our Programming Could Adversely Affect Our Business and Results of Operations

We use satellite systems to
transmit our program services to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding back-up and redundant systems, transmissions may be disrupted as a result of local disasters that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner.
Failure to do so could have a material adverse effect on our business and results of operations.

Our Obligations Related to Guarantees and Litigation
Could Adversely Impact Our Financial Condition

We have both recorded and potential liabilities and costs related to discontinued operations and former businesses, including, among other things, potential liabilities to landlords if Blockbuster Inc. should default on certain store leases or if Famous Players Inc. should default on certain theater leases. In connection with the sale of the
DreamWorks live-action film library to DW Funding in 2006, we are subject to a put option obligation at the then current fair value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. We also have a corresponding call option exercisable at fair value. To the extent the current fair value at the option closing date is insufficient to repay certain indebtedness, including any unpaid interest, of DW Funding guaranteed by us, we would be required to pay the difference. In addition, we are involved in pending and threatened litigation from time to time. We cannot assure you that our reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these or new liabilities may affect us. Therefore, there can be no assurance that these liabilities will not have an adverse effect on our financial condition.

Risks Related to our Industry

Changes in Advertising Markets Could Cause Our Revenues and
Operating Results to Decline Significantly in Any Given Period or in Specific Markets

We derive substantial revenues from the sale of advertising on a variety of platforms. A decline in advertising expenditures could significantly adversely affect our revenues and operating results in any given period. Declines can be caused by the economic prospects of specific advertisers or industries, or the economy in general, including the possibility of a recession. Prospective advertisers could alter their spending priorities based on these or other factors. Economic uncertainty can also be caused by disasters, acts of terrorism, political uncertainty or hostilities and could lead to a reduction in advertising expenditures.

In addition, advertising revenues may be affected by increasing competition for the leisure time of audiences, including shifts in spending toward online outlets and away from more traditional media, or toward new ways of purchasing advertising, such as through advertising exchanges. For example, we and other cable network owners may provide advertising inventory on our networks to cable television operators, DTH satellite operators and other intermediaries who resell that inventory in competition with us. These types of sales are becoming more common and intermediaries are bundling this inventory with inventory in other media and aggregating it with detailed data regarding viewers, which could be more attractive to advertisers than our offerings. In addition, many of these intermediaries are much larger companies than we are and may be able to use that scale to create volume and pricing advantages.

Advertising expenditures by companies in
certain sectors of the economy, including children’s toys, electronics, video games and other entertainment sectors, represent a sizeable portion of our advertising revenues. Any political, economic, social or technological change may result in a reduction of these sectors’ advertising expenditures. For example, Federal legislators and regulators could impose additional limitations on advertising to children in an effort to combat childhood obesity and unhealthy eating or for other reasons. Any reduction in advertising expenditures could have an adverse effect on our revenues and results of operations.

Our Businesses Operate in Highly Competitive Industries

Participants in the cable networks, digital and motion picture industries depend primarily upon the sale of advertising, receipt of affiliate fees and revenues generated by the exhibition and distribution of motion pictures on various media. Competition for viewers, advertising and distribution is intense and comes from broadcast television, specialty cable networks, online and mobile properties, movie studios and independent film producers and distributors, local, regional and national newspapers, video gaming sites and other media that compete for audiences. In particular, online websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network advertisers. In addition, our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our ability to compete successfully depends on a number of factors, including our ability to provide high quality and popular entertainment content, adapt to new technologies and distribution platforms and achieve widespread distribution. Distribution capacity may become increasingly limited as broadcasters transition to digital formats, especially if “must carry” regulations are extended to channels beyond the broadcaster’s primary channel. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Requirements that Cable Television Operators Offer Programming on an à la Carte or Tiered Basis May Decrease the Distribution of Program Services and Affect Our Results of Operations

Certain policymakers maintain that cable television operators should be required to offer programming to subscribers on a network-by-network, or à la carte, basis or to provide programming tiers designed specifically for certain audiences, such as family tiers. In response, certain cable television operators and other distributors have introduced tiers to their customers that may or may not include some or all of our networks. Legislation was introduced and defeated by the Senate in 2006 that would effectively require cable television operators to offer all programming on an à la carte basis, but there continues to be focus on the issue. The
FCC is also reviewing whether companies that own cable networks should be required to enter into affiliation agreements with cable television operators and other distributors on an “unbundled” or network-by-network basis. The unbundling or tiering of our program services by cable television operators or other distributors, including a decision not to include some or all of our networks in a tier, or a requirement that we enter into affiliation agreements on a network-by-network basis, could reduce distribution of certain of our program services, perhaps significantly. It could also lead to reduced viewership on some or all of our networks and increased marketing expenses, negatively affecting our revenues from advertising and affiliate fees and our results of operations.

Changes in U.S. or Foreign Communications Laws or Other Regulations May Have an Adverse Effect on Our
Business

The multichannel video programming and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection and consumer protection, among others. For example, various laws and regulations are intended to protect the interests of children, including limits on the amount and content of commercial material that may be shown, restrictions on children’s advertising and measures designed to protect the privacy of minors.

In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties. For example, some policymakers support the extension of indecency rules applicable to over-the-air broadcasters to cover cable and satellite programming. Other domestic and international regulators, including OFCOM in the United Kingdom, support additional limitations on advertising to children. Copyright and piracy issues may also become the subject of regulatory action in addition to the judicial action we are currently seeing. Our business could be affected, potentially materially, by any such new laws, regulations and policies. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices. Similarly, changes in regulations imposed by governments in other jurisdictions in which we, or entities in which we have an interest, operate could adversely affect our business, results of operations and ability to expand these operations beyond their current scope.

We Could Be Adversely Affected by Strikes and Other Union Activity

We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. In the fourth quarter of 2007, the members of the Writer’s Guild of America went on strike, and a new agreement was not approved until February 2008. The Directors Guild of America and Screen Actors Guild collective bargaining agreements expire in 2008, and while an agreement has been reached with the Directors Guild, negotiations with the Screen Actors Guild have not yet commenced. Any extended work stoppage could affect our ability to produce new motion pictures and programs, in which case we would air repeat, acquired reality or other content that does not require union labor. Such a labor dispute may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs.

Political and Economic Risks Associated with Our Businesses Could Harm Our Financial Condition

Our businesses operate and have customers worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, currency exchange controls and/or fluctuations, tariffs and other trade barriers and longer payment cycles. We may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where we do business. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising and other revenue, which could adversely affect our business, financial condition or results of operations.

Risks Related to our Separation from CBS Corporation

Our Business and Other Businesses Which Are Controlled By Sumner Redstone,
Including CBS Corporation, Are and Will Continue to Be Attributable to Each Other for Certain Regulatory Purposes

So long as we and CBS Corporation
are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, such as National Amusements, Inc. (“NAI”), NAIRI, Inc. and Midway Games, Inc., which is also controlled by
Mr. Redstone, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, and certain rules regarding political campaign contributions in the United
States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us.

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

Our Historical Financial Information May Not Be Indicative of Our Results as a Separate Company

The historical
financial information presented in this Form 10-K relating to 2005 prior to our separation from CBS Corporation is presented on a carve-out basis and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been operating as a stand-alone entity during the periods presented or what our results of operations, financial condition and cash flows will be in the future. As a result, historical financial information should not be relied upon as being indicative of our future results of operations, financial condition and cash flows.

Risks Related to our Control
Structure

NAI, Through Its Voting Control of Viacom, is in a Position to Control Actions that Require Stockholder Approval and May Have Interests that are Different than Yours

NAI, through its beneficial ownership of our Class A common stock, has voting control of Viacom. Sumner M.
Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder, and Shari Redstone, the President and a director of NAI, serves as the non-executive Vice Chair of our Board of
Directors. In addition, Philippe Dauman, our President and Chief Executive Officer, and George Abrams are directors of both NAI and Viacom. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. The interests of NAI may not be the same as yours and you will be unable to affect the outcome of our corporate actions for so long as NAI retains voting control.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

Certain members of our management team and directors own both our common stock and CBS Corporation common stock, and both Viacom and CBS Corporation are controlled by
NAI. Mr. Redstone, the controlling

stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and the Executive Chairman and Founder of CBS
Corporation. Ms. Redstone, the President and a director of NAI, serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS Corporation. Ms. Redstone also serves as Chair of the Board of Directors of Midway Games, which is also controlled by NAI. Mr. Dauman, our President and Chief Executive Officer, and Mr. Abrams are directors of both NAI and Viacom, and Frederic Salerno is a director of both Viacom and CBS Corporation.

The NAI ownership structure and the common directors could create, or appear to create, potential conflicts of interest when the management, directors and controlling stockholder of the commonly controlled entities face decisions that could have different implications for each of us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Viacom and CBS
Corporation regarding the terms of the agreements governing the separation and the relationship between Viacom and CBS Corporation thereafter. Potential conflicts of interest, or the appearance thereof, could also arise when we and CBS Corporation enter into any commercial arrangements with each other in the future, despite review by our directors not affiliated with CBS Corporation. Mr. Redstone, Ms. Redstone and Mr. Salerno may also face conflicts of interest with regard to the allocation of time between us and CBS Corporation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our world headquarters is located at 1515 Broadway, New York, New York, where we rent approximately 1.4 million square feet for executive offices and certain of our operating divisions. The lease for the majority of the space runs to 2010, with four renewal options based on market rates at the time of renewal for five years each thereafter. We have also entered into long-term lease agreements for approximately 278,000 square feet of office space at 1540 Broadway, New York, New York and approximately 400,000 square feet of office space at 345 Hudson Street, New
York, New York and expect to commence occupancy of each of such locations in mid-2008. We also occupy the following major facilities for certain of MTV Networks businesses: (a) approximately 310,000 square feet of leased office space at 1633
Broadway, New York, New York, through 2010, and (b) approximately 225,000 square feet of office space at three facilities on 26th Street in Santa Monica, California, under leases which expire between 2011 and 2016.

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
However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Pending Litigation

In March 2007, we filed a complaint in the Federal Court for the Southern District of New York against Google Inc. (“Google”) and its wholly owned subsidiary
YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

Former Viacom, NAI, Blockbuster and we, and certain of their and our respective present and former officers and directors, are currently defendants in an ERISA action in the United States District Court for the
Northern District of Texas relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. A consolidated securities action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware arising from the same facts were dismissed in September 2007 and February 2008, respectively. The plaintiff in the latter action have filed a notice of appeal. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. On September 24, 2007, defendants’ motion to dismiss the ERISA action was granted in part and denied in part, and in November, the plaintiff filed an amended complaint, which the defendants moved to dismiss in January. Blockbuster has agreed to indemnify Former Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster, and we have agreed to indemnify CBS Corporation for any losses arising from these lawsuits. We believe that the plaintiffs’ positions in these litigations are without merit and intend to continue to vigorously defend ourselves.

In September 2007, Brantley, et
al. v. NBC Universal, Inc., et al., was filed in the U.S. District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors, alleging against all defendants violations of Sections 1 and 2 of the Sherman Antitrust Act. The complaint alleges that the programmer defendants conspired to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn offer programming to their customers in bundles, rather than on a channel by channel (or “à la carte”) basis. Plaintiffs seek, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. In December 2007, all of the defendants moved to dismiss the amended complaint, and we intend to vigorously defend this lawsuit.

Concluded Litigation

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. On November 27, 2007, the judge in the case approved a final settlement, the costs of which were immaterial and have been evenly shared with CBS Corporation.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who served as a Viacom executive officer as of January 31, 2008.

Name

Age

Position

Sumner M. Redstone

84

Executive Chairman of the Board and Founder

James W. Barge

52

Executive Vice President, Tax and Treasury

Philippe P. Dauman

53

President and Chief Executive Officer; Director

Thomas E. Dooley

51

Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer; Director

Carl D. Folta

50

Executive Vice President, Corporate Communications

Michael D. Fricklas

47

Executive Vice President, General Counsel and Secretary

DeDe Lea

43

Executive Vice President, Government Relations

Jacques Tortoroli

50

Senior Vice President, Controller and Chief Accounting Officer

Denise White

53

Executive Vice President, Human Resources and Administration

Information about each person who serves as an executive officer of our company is set forth below.

Sumner M. Redstone

Mr. Redstone is our Founder and has served as the Executive Chairman of our Board of Directors since January 1, 2006. He also serves as Executive Chairman of the Board of CBS
Corporation. He was Chief Executive Officer of Former Viacom from 1996 to 2005 and Chairman of the Board of Former Viacom since 1986. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief
Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military
Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

James W. Barge

Mr. Barge joined the Company on January 22, 2008 as Executive Vice President, Tax and Treasury, and will assume the additional role of Controller on March 10, 2008, succeeding Jacques
Tortoroli. Prior to joining the Company, Mr. Barge served as Senior Vice President, Controller and principal accounting officer of Time Warner Inc. since mid-2002. He previously held various financial positions with Time Warner Inc. since first joining the company in 1995. Mr. Barge is a member of the Board of Directors of Scholastic Corporation.

Philippe P. Dauman

Mr. Dauman has been our President and Chief Executive Officer since September 5, 2006 and joined our Board of Directors as of January 1, 2006, having previously served as a director of Former Viacom since 1987. Prior to joining Viacom, he was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with
Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman, member of its Executive Committee and Executive Vice President, General Counsel and Secretary. Mr.
Dauman is also a director of National Amusements, Inc. and of Lafarge S.A.

Thomas E. Dooley

Mr. Dooley has been our Senior Executive Vice President and Chief Administrative Officer since September 5, 2006, our Chief Financial Officer since January 1, 2007 and joined our Board as of
January 1, 2006. Prior to joining Viacom, he was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from
May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman, member of its Executive Committee, and Executive Vice President,
Finance, Corporate Development and Communications. Mr. Dooley is a member of the Board of Directors of Sapphire Industrials Corp.

Carl D. Folta

Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he had served as Executive Vice President, Office of the Chairman since
January 1, 2006. Previously, he was Executive Vice President, Corporate Relations of Former Viacom since November 2004, served as Senior Vice President, Corporate Relations from November 1994 to November 2004, and as Vice President, Corporate
Relations from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 to 1994.

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

Jacques Tortoroli

Mr. Tortoroli has been our Senior Vice President, Controller and Chief Accounting Officer since January 1, 2006 and will remain in that position until March 10, 2008. On January 1,
2008, he also became Executive Vice President and Chief Financial Officer of MTVN. Mr. Tortoroli previously served as Executive Vice President and Chief Financial Officer of Infinity Broadcasting from 2002 to 2005. From 2002 to 2004,
Mr. Tortoroli was also Chief Financial Officer of Westwood One, a public company in which Infinity had an investment. Prior to that, Mr. Tortoroli was Chief Financial Officer of Scient, Inc. from 2001 to 2002 and held several financial roles at Young & Rubicam, Inc. from 1998 to 2001, including Chief Financial Officer, Senior Vice President of Finance and Controller, and Chief Financial Officer of Y&R Advertising. Previously, Mr. Tortoroli spent 12 years with PepsiCo, Inc., including financial roles in PepsiCo, Inc. and Pepsi-Cola International.

Denise White

Ms. White has been our Executive Vice President, Human Resources and Administration since October 1, 2007. Previously, she was General Manager at Microsoft’s Entertainment and Devices
Division, having first joined Microsoft in 1990. Prior to Microsoft, Ms. White was a human resources leader with Pan American World Airways and owned a human resources consulting firm.

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

The table below shows, for the periods indicated, the high and low daily close prices per share of our Class A and Class B common stock as reported in Thomson Financial markets services.

Sales Price

Low

High

Class A common stock – 2007

1st Quarter

$
38.56

$
42.53

2nd Quarter

$
40.08

$
44.95

3rd Quarter

$
37.12

$
43.00

4th Quarter

$
38.26

$
44.83

Class B common stock – 2007

1st Quarter

$
38.52

$
42.51

2nd Quarter

$
40.04

$
44.92

3rd Quarter

$
37.05

$
42.98

4th Quarter

$
38.23

$
44.79

Class A common stock – 2006

1st Quarter

$
37.68

$
43.87

2nd Quarter

$
35.34

$
40.39

3rd Quarter

$
32.42

$
37.75

4th Quarter

$
36.91

$
41.06

Class B common stock – 2006

1st Quarter

$
37.67

$
43.90

2nd Quarter

$
35.33

$
40.42

3rd Quarter

$
32.42

$
37.77

4th Quarter

$
36.93

$
41.13

We do not currently anticipate paying dividends on our Class A common stock or Class B common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors as our Board of Directors deems relevant.

As of January 31, 2008, there were approximately 2,000 record holders of our Class A common stock and 33,000 record holders of our Class B common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock and our Class B common stock with the cumulative total return of the companies listed in the Standard & Poor’s 500 Stock Index and a peer group of companies comprised of Time Warner Inc., The Walt Disney Company, News Corporation, The E.W. Scripps Company, Discovery Holding Company and CBS Corporation.

The performance graph assumes $100 invested on January 1, 2006 in each of our Class A common stock, Class B common stock, the S&P 500 Index and the stock of the peer group companies identified below, including reinvestment of dividends, for each calendar quarter through the calendar year ended December 31, 2007.

Total
Cumulative Stockholder Return

for the Four-Quarter Periods Ended December 31, 2007 and 2006

1/1/2006

3/31/2006

6/30/2006

9/30/2006

12/31/2006

3/31/2007

6/30/2007

9/30/2007

12/31/2007

Class A Common

100.00

96.90

89.88

93.25

102.53

102.65

104.00

97.38

109.95

Class B Common

100.00

94.29

87.10

90.35

99.71

99.90

101.17

94.70

106.73

S&P 500

100.00

103.73

101.76

107.01

113.62

113.82

120.43

122.31

117.63

Peer Group

100.00

99.26

103.58

109.08

119.55

117.69

122.49

121.44

114.15

Share Repurchases

From January 2006 until June 22, 2007, we repurchased shares of our Class B common stock under a $3.0 billion stock repurchase program. In connection with the program, we entered into an agreement with National Amusements Inc.
(“NAI”) and NAIRI (the “NAIRI Agreement”) pursuant to which we agreed to buy from NAI and NAIRI a number of shares of our Class B common stock each month such that the ownership percentage of our Class A common stock and
Class B common stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchase of shares under the program. On May 30, 2007, we announced that our Board of Directors had approved a new stock repurchase program under which we are authorized to acquire up to an additional $4.0 billion of Viacom Class A and Class B common stock. The independent members of the Board of Directors also approved NAI and NAIRI’s continued
participation in the new program on substantially the same terms as those on which it participated in the previous program and the NAIRI Agreement was amended accordingly. We commenced repurchases under the $4.0 billion stock repurchase program on
June 22, 2007.

The following table provides information about our purchases of equity securities under our $4.0 billion stock repurchase program and the NAIRI Agreement during the quarter ended December 31, 2007:

Number of Shares Repurchased

Average Price Paid per Share

Remaining Availability Under Program

(thousands)

(dollars)

(millions)

As of September 30, 2007

22,772.9

$
40.00

$
3,088.3

Month ended October 31, 2007:

Open market

3,899.0

39.88

2,932.8

NAIRI

503.5

39.66

2,912.9

Month ended November 30, 2007:

Open market

4,470.4

41.00

2,729.6

NAIRI

577.3

40.89

2,706.0

Month ended December 31, 2007:

Open market

4,248.8

43.50

2,521.2

NAIRI

540.6

43.22

2,497.8

Total as of December 31, 2007

37,012.5

$
40.59

$
2,497.8

Equity Compensation Plan Information

Information required by this item is contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the three years ended December 31, 2007 and the Consolidated Balance Sheet data at December 31, 2007 and 2006 should be read in conjunction with the audited financial statements and related “Management’s Discussion and Analysis of
Results of Operations and Financial Condition” and other financial information presented elsewhere in this annual report. The selected Consolidated Statement of Earnings data for the years ended December 31, 2004 and 2003 and the
Consolidated Balance Sheet data at December 31, 2005, 2004 and 2003 have been derived from audited financial statements not included herein.

CONSOLIDATED STATEMENT OF EARNINGS DATA

(in millions, except earnings per share amounts)

Year Ended December 31,(1)

2007

2006

2005(2)

2004(2)

2003(2)

Revenues

$
13,423.1

$
11,361.1

$
9,519.5

$
8,051.1

$
7,232.3

Operating income

$
2,935.7

$
2,766.6

$
2,358.7

$
2,272.3

$
1,992.1

Net earnings from continuing operations

$
1,630.2

$
1,566.8

$
1,299.6

$
1,386.0

$
1,141.0

Net earnings from continuing operations per common share:

Basic

$
2.42

$
2.19

$
1.73

$
1.84

$
1.52

Diluted

$
2.41

$
2.19

$
1.73

$
1.84

$
1.52

Weighted average number of common shares outstanding:

Basic

674.1

715.2

751.6

751.6

751.6

Diluted

675.6

716.2

751.6

751.6

751.6

CONSOLIDATED BALANCE SHEET DATA

(in millions)

December 31,(1)

2007

2006

2005(2)

2004(2)

2003(2)

Total assets

$
22,904.1

$
21,796.7

$
19,115.6

$
18,440.8

$
22,304.4

Long-term debt

$
7,942.8

$
7,312.7

$
5,405.0

$
—

$
—

Total stockholders’ equity

$
7,111.2

$
7,166.2

$
7,787.9

$
13,465.2

$
15,815.7

(1)
Discontinued operations for 2007 principally relate to the sale of Famous Music. In 2005, the Former Viacom sold Famous Players Inc., a Canadian-based theater chain, and in 2004 completed the exchange offer for the split-off of Blockbuster Inc. Famous Music, Famous Players and Blockbuster Inc. have been presented as discontinued operations for all periods presented.

(2)
The selected Consolidated Statement of Earnings data for the years ended December 31, 2005, 2004 and 2003 and the Consolidated Balance Sheet data at December 31, 2005,
2004 and 2003 are presented on a carve-out basis and reflect the results of operations and financial position of our businesses when they were a part of Former Viacom. The consolidated financial information as of and for the years ended
December 31, 2005, 2004 and 2003 may not necessarily reflect what our results of operations and financial position would have been had we been a separate, stand-alone company. For example, the indebtedness of Former Viacom, other than capital lease obligations, was not assumed by us; therefore, debt service cost is not reflected in the Consolidated Statement of Earnings data for these periods. The Consolidated Statement of Earnings data includes allocations of Former Viacom corporate expenses and Paramount corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, as well as depreciation and amortization on allocated costs, to reflect the utilization of such shared services and assets by us. Management believes the methodologies used to allocate charges for the services described above are reasonable. The assets and liabilities of Former Viacom assigned to us pursuant to the terms of the separation are accounted for at the historical book values of such assets and liabilities.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2007 presentation.

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

Page

  •        Overview.  The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations. In addition, we provide a brief discussion of our separation from the former Viacom Inc. (“Former Viacom”) and of our basis of presentation for our financial results, including comparability of prior period carve-out financial statements and presentation of discontinued operations.

35

  •        Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three years ended December 31, 2007.

39

  •        Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the three years ended December 31, 2007.

45

  •        Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the three years ended December 31, 2007 and of our outstanding debt and commitments existing at December 31, 2007.

54

  •        Market Risk.  We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage exposure to these and other market risks.

60

  •        Critical Accounting Policies and Estimates.  The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.

61

  •        Recent Pronouncements.  The recent pronouncements section provides a discussion of recently issued accounting pronouncements yet to be adopted, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.

65

  •        Other Matters.  The other matters section provides a discussion of legal matters, related party transactions and provisions of the various separation related agreements still relevant as of December 31, 2007.

66

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

OVERVIEW

Summary

We are a leading global entertainment content company. We engage audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Logo®, Harmonix®,
Nickelodeon®, Noggin®, Nick at Nite®, AddictingGames™,
Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, AtomFilms®, Gametrailers™, BET®, Paramount Pictures®, DreamWorks Pictures™ and Paramount Vantage™.

On December 31, 2005, we became a
stand-alone public company in connection with our separation from Former Viacom, which is now known as CBS Corporation. See “The Separation from CBS Corporation” section below for more information. References in this document to CBS
Corporation mean CBS Corporation and its consolidated subsidiaries, unless the context requires otherwise.

We manage our operations through two reporting
segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”), and Filmed Entertainment.

Media Networks

Through a combination of original and acquired programming and other entertainment content, the Media Networks brands are focused on providing content that appeals to key demographics attractive to advertisers across multiple distribution platforms, including cable television, satellite, mobile and digital media assets. Our leading program services reach over
520 million households worldwide, operating in more than 160 countries and territories. We have approximately 150 channels and 300 interactive digital media properties, which include online, broadband, mobile and interactive television services, and operate a robust consumer products business. MTVN is a major producer of mobile video content for major carriers and mobile virtual network operators in the United States and internationally, and MTVN and BETN content is also available for download to own through deals with third parties such as AOL, Amazon, Apple and Microsoft.

We continue to invest organically and through select
acquisitions and investments in digital media and other assets that are attractive to the demographics we serve. For example, in 2007, MTV Networks and Real Networks, Inc. created Rhapsody America, a venture that provides subscription-based digital music services, among other services. We contributed a $230 million non-interest bearing note payable and certain assets related to MTVN’s URGE digital music service for a 49% stake in Rhapsody America. Internationally, we are expanding our presence while focusing our resources in the regions and on the demographics that offer the greatest growth opportunities for our brands. In India, we established a joint venture (“Viacom 18”) with Network18 Fincap Limited
(“Network18”), a leading entertainment and media company in India, through the contribution of our existing MTV Networks’ India operations to the venture, with cash and other consideration contributed to the venture by Network18. In the Russian market, we sold our non-controlling equity investment in MTV Russia.

The Media Networks segment is focused on expanding and enhancing our brands through the creation of original hit programming and other content, including games, and the expansion of the experiences we offer through online and wireless platforms. We seek to increase our revenues by expanding our audiences and offering creative ways for advertisers, cable, satellite and mobile operators and other interested parties to reach these audiences.

Our Media Networks segment
generates revenues principally from three sources: (i) the sale of advertising time on our cable television networks and digital properties and services, (ii) the receipt of affiliate fees from cable

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

television operators, direct-to-home or “DTH” satellite operators, mobile networks and other distributors and (iii) ancillary revenues, which include home entertainment sales of our programming, the licensing of our content to third parties, the licensing of our brands for consumer products, including video games, and the creation and distribution of video games and other interactive products. We derive revenues from our home entertainment products and video games, such as Rock Band and Guitar Hero and our consumer products business that licenses popular characters such as those featured in SpongeBob
SquarePants, The Backyardigans, Dora the Explorer, Neopets and South Park to consumer product companies.

Our content is designed to target key
audience demographics and the popularity of our programming creates a powerful reason for advertisers to purchase commercial time on our cable television networks and digital properties and services. The advertising industry has recently introduced commercial ratings which measure audience size for a commercial. Commercial ratings are currently measured on a “C3” basis, which means the number of viewers that watch the commercial live or via playback during the three days following the live broadcast. We are exploring various alternatives for the pricing, structure and volume of our advertising spots and commercial segments to reflect this new ratings methodology, which will largely be effective beginning in 2008.

Audience ratings also create demand on the part of cable television operators, direct-to-home or “DTH” satellite operators, mobile networks and other distributors to deliver our content to their customers, which allows us to obtain multi-year affiliation deals that provide us with a reasonably stable source of affiliate fee revenues. We are currently negotiating renewals of several long-term affiliation agreements, and are looking to build stronger and more expansive multi-media partnerships with the various distributors of our content that maximize the value of these relationships for our brands.

Media Networks segment revenue growth depends on the continued increase of advertising revenues and affiliate fees which we expect will be driven by the popularity of our programming and other entertainment content and, in part, by the increased availability of our content on new distribution platforms and our ability to monetize our multiplatform presence. In addition, our advertising revenues may fluctuate due to the mix and availability of programming and entertainment content, the overall strength of the advertising market and seasonal variations, being typically highest in the fourth quarter. Growth also depends on the continued demand for our properties to generate license fees, including for use by licensees in their commercial products sold at retail.

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

Filmed Entertainment

The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures,
DreamWorks Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. Paramount’s library consists of approximately 3,500 motion pictures and a small number of television programs. In general, motion pictures produced or acquired for distribution by the Filmed Entertainment segment are exhibited theatrically in the U.S. and internationally, followed by their release on DVDs, videos-on-demand, pay and free cable television, broadcast television and syndicated television (the “distribution windows”), and, in some cases, licensing to airlines, hotels, schools and universities.

During 2007,
Transformers was released under the DreamWorks and Paramount labels and Shrek the Third, a DreamWorks Animation production, was distributed by Paramount. We also released There Will Be Blood and

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

No Country for Old Men under the Paramount Vantage label, and DreamWorks titles such as Norbit, Disturbia and Blades of Glory, which was released in association with MTV Films. Films released under the Paramount label included Beowulf and Freedom Writers, which was released in association with MTV Films.

On January 31, 2006, we completed the acquisition of DreamWorks L.L.C. (“DreamWorks”) a leading producer of live-action motion pictures and television programming. In connection with the acquisition, we acquired certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. (“DreamWorks Animation” and collectively, the “DWA agreements”) and also acquired a live-action film library (the “live-action library”) consisting of 59 films released through September 16, 2005. In May 2006, we sold a controlling interest in DW Funding LLC (“DW Funding”), the entity which owns the live-action library, and entered into an agreement for the exclusive worldwide distribution rights to the library for a five-year period, which is renewable under certain circumstances. Separately, we also have a distribution arrangement with Marvel under which the first release will be Iron Man in 2008.

In domestic markets, we perform our own marketing and distribution services.
Through 2006, through our international affiliates, we generally distributed our motion pictures for theatrical release outside the United States and Canada through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. In January 2007, Paramount and Universal began theatrical self-distribution in 15 key countries that were separated from UIP’s distribution business, with each party taking over the UIP operating entity in designated countries. Paramount and Universal each have the option to continue a transitional distribution arrangement with the other party in the respective countries for up to two years. Effective January 1, 2008, both Paramount and Universal exited UIP Japan, and Paramount has set up its own distribution operation in Japan. The UIP joint venture continues to operate in certain other territories. These self-distribution activities represent a significant expansion of Paramount’s international presence, and we intend to continue to expand internationally through increased direct distribution and acquisition of local content.

The Filmed Entertainment segment is also focused on continuing to improve our market position and profitability through the continued development of franchise and branded films, and the diversification of revenue streams, such as making library product available online. We intend to grow Filmed Entertainment segment revenues by continuing to capitalize on our Paramount, DreamWorks, and Paramount Vantage labels and on our various media networks’ brands.
Developing synergies across our brands permits us to leverage the core MTVN and BETN audiences.

Our Filmed Entertainment segment generates revenues
principally from: (i) the theatrical release of motion pictures in domestic and international markets, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion pictures as well as other programming and (iii) license fees paid worldwide by third parties for exhibition rights on various media. Ancillary revenues are principally derived from studio income, consumer products licensing and distribution of our content through new online and mobile platforms. Our Filmed Entertainment segment results of operations substantially depend on the number and quality of films produced, their distribution and marketing success and public response, as well as our ability to obtain creative talent and scripts for motion pictures. Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the fourth quarter. The theatrical success of a motion picture is also a significant factor in determining the revenues it is likely to generate in home entertainment product sales and licensing fees during the various other distribution windows.

We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other exhibition windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

exhibition. In addition, for films we distribute on behalf of DreamWorks Animation or similar distribution arrangements, we expense print and advertising costs as incurred and typically recover such costs following the release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows, generally incurring losses in the pre-release and theatrical windows before moving to profitability in subsequent distribution windows such as home video and television.

Production costs
are capitalized as incurred and amortized over the flow of ultimate revenues. We have entered into film financing arrangements under which third parties participate in the financing of the production costs of a film in exchange for a partial copyright interest. We believe such arrangements may improve our investment returns and reduce our economic risk on a particular film.

The Separation
from CBS Corporation

On December 31, 2005, we became a stand-alone public company in connection with our separation from CBS Corporation. In connection with the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock.
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

The Separation
Agreement provided that we were responsible for the first $195.0 million in costs directly related to the separation with amounts incurred in excess of $195.0 million being split equally between us and CBS Corporation. Included as a component of Selling, general and administrative expenses in our Consolidated Statement of Earnings is $163.5 million of transaction costs for the year ended December 31, 2005. Such amounts principally included severance amounts, expenditures on information systems and investment banking and other professional fees.

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement, in December 2005 we paid a preliminary special dividend to Former Viacom of $5.40 billion which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for 2005, compared to estimates used to calculate the preliminary special dividend. In 2006 and 2007 we made further payments of $206.1 million and $170.0 million, respectively, to CBS Corporation in final resolution of the adjustments.

Basis of Presentation

The consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect our actual results of operations, financial position and cash flows. The consolidated financial statements as of and for the year ended December 31, 2005 are presented on a carve-out basis and reflect the results of operations, financial position and cash flows of our businesses when they were a part of Former Viacom. The consolidated financial results for 2005 may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the period. For example, the indebtedness of Former Viacom, other than capital lease obligations, was not assumed by us; therefore, debt service cost is not reflected in our Consolidated Statement of Earnings for the period ended
December 31, 2005.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The Consolidated Statement of Earnings for the year ended December 31, 2005 includes allocations of Former
Viacom corporate expenses and Paramount corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, as well as depreciation and amortization on allocated costs, to reflect our utilization of such shared services and assets. Total corporate costs allocated to us, excluding separation costs described above, were $162.0 million for the year ended December 31, 2005 and were primarily included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Management believes the methodologies used to allocate charges for the services described above are reasonable.

The assets and liabilities of Former Viacom assigned to us pursuant to the terms of the Separation Agreement are accounted for at the historical book values of such assets and liabilities. As noted previously, the indebtedness of Former Viacom, other than certain capital lease obligations, was not transferred to us. Prior to the separation, Former Viacom centrally managed the cash flows generated from our various businesses.

Discontinued Operations

Discontinued operations for 2007 principally relate to the sale of Famous Music. Famous Music and Famous Players, a Canadian-based theater chain sold in 2005, have been reported as discontinued operations for all periods presented. Also included in discontinued operations is the release of tax reserves resulting from audit settlements related to discontinued businesses, including Blockbuster Inc., which was split off from Former Viacom in 2004.

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results
of operations are presented below for the years ended December 31, 2007, 2006 and 2005. The year ended December 31, 2005 is presented on a carve-out basis.

Year Ended December 31,

Better/(Worse)

(in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Revenues

$
13,423.1

$
11,361.1

$
9,519.5

18
%

19
%

Expenses:

Operating

7,430.7

5,963.2

4,669.5

(25
)

(28
)

Selling, general and administrative

2,664.1

2,266.1

2,235.2

(18
)

(1
)

Depreciation and amortization

392.6

365.2

256.1

(8
)

(43
)

Total expenses

10,487.4

8,594.5

7,160.8

(22
)

(20
)

Operating income

2,935.7

2,766.6

2,358.7

6

17

Interest expense, net

(464.1
)

(442.2
)

(18.1
)

(5
)

NM

Gain on sale of equity investment

151.0

—

—

NM

—

Other items, net

(43.4
)

(14.0
)

(28.5
)

NM

51

Earnings from continuing operations

2,579.2

2,310.4

2,312.1

12

NM

Provision for income taxes

(929.0
)

(736.9
)

(1,018.1
)

(26
)

28

Equity in earnings of affiliated companies, net of tax

0.2

7.3

9.4

(97
)

(22
)

Minority interest, net of tax

(20.2
)

(14.0
)

(3.8
)

(44
)

NM

Net earnings from continuing operations

1,630.2

1,566.8

1,299.6

4

21

Discontinued operations, net of tax

207.9

25.3

(42.7
)

NM

NM

Net earnings

$
1,838.1

$
1,592.1

$
1,256.9

15
%

27
%

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Revenues for the year ended December 31, 2007 increased $2.06 billion, or 18%, to $13.42 billion. Media Networks segment revenues increased $860.5 million, or 12%, to $8.10 billion. Net acquisitions (defined as acquisitions net of dispositions) in our Media Networks segment contributed net incremental revenues of $91.5 million. A detailed description of the 2006 and 2007 transactions included in net acquisitions is contained in the Media Networks segment section. Filmed
Entertainment segment revenues increased $1.20 billion, or 28%, to $5.48 billion, including $100.5 million in incremental revenues for the month of January 2007 from the acquisition of DreamWorks, which closed on January 31, 2006.

Revenues for the year ended December 31, 2006 increased $1.84 billion, or 19%, to $11.36 billion compared to 2005. Media Networks segment revenues increased
$483.1 million, or 7%, to $7.24 billion. Acquisitions completed by the Media Networks segment in 2006 contributed $125.3 million to revenues. Filmed Entertainment segment revenues increased $1.37 billion, or 47%, to $4.27 billion compared to 2005.
The acquisition of DreamWorks and related distribution activities for DreamWorks Animation and the live-action library contributed $1.36 billion to 2006 revenues, accounting for the significant increase in revenues as compared to 2005.

Additional factors contributing to revenue growth are discussed in greater detail within the section Segment Results of Operations.

The following tables present our revenues by component in both total dollar values and as a percentage of total revenues:

Year Ended December 31,

Better/(Worse)

Revenues by Component (in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Advertising

$
4,598.1

$
4,272.1

$
3,997.5

8
%

7
%

Feature film

5,205.6

4,052.1

2,873.4

28

41

Affiliate fees

2,339.2

2,049.9

1,839.8

14

11

Ancillary

1,280.2

987.0

808.8

30

22

Total revenues by component

$
13,423.1

$
11,361.1

$
9,519.5

18
%

19
%

Percentage of Revenues by Component

Year Ended December 31,

2007

2006

2005

Advertising

34
%

38
%

42
%

Feature film

39

36

30

Affiliate fees

17

18

19

Ancillary

10

8

9

100
%

100
%

100
%

We generated 27% of our total consolidated revenues from international markets in 2007 as compared to 24% and 22%
in 2006 and 2005, respectively. International net acquisitions by the Media Networks segment contributed $5.0 million and $77.4 million of incremental revenue during 2007 and 2006, respectively, principally in Europe. Our principal international businesses are in Europe, of which the United Kingdom and Germany accounted for approximately 49%, 54%, and 64% of total European revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Year Ended December 31,

Percent of Total

Revenues by Geographic Area (in millions)

2007

2006

2005

2007

2006

2005

United States

$
9,743.2

$
8,641.3

$
7,415.6

73
%

76
%

78
%

Europe

2,319.4

1,700.3

1,243.7

17

15

13

All other

1,360.5

1,019.5

860.2

10

9

9

Total revenues by geographic area

$
13,423.1

$
11,361.1

$
9,519.5

100
%

100
%

100
%

Expenses and Operating Income

Operating Expenses

Operating expenses for the year ended December 31, 2007 increased $1.47 billion, or 25%, to
$7.43 billion. For the year ended December 31, 2006, operating expenses increased $1.29 billion, or 28%, compared to 2005.

Production and programming
expenditures increased 17%, or $675.6 million, for the year ended December 31, 2007, to $4.57 billion principally driven by increased film amortization in our Filmed Entertainment segment. The increase in feature film amortization was primarily attributable to the release of Shrek the Third and Transformers and the number and timing of other theatrical releases. Programming costs, the largest operating expense of our Media Networks segment, also increased, primarily as a result of continued investment in original and acquired programming.

Production and programming expenditures increased 23%, or $735.7 million, for the year ended December 31, 2006, to $3.90 billion principally driven by increased film amortization in our Filmed Entertainment segment and an increase in total program amortization in our Media Networks segment. The increase in film amortization is due to the amount, timing and mix of film releases, which was driven in part by the acquisition of DreamWorks partially offset by the 2005 charge of $31.6 million for abandonment of certain projects in development.

Distribution expenses increased $827.1 million, or 45%, for the year ended December 31, 2007, to $2.66 billion, primarily due to higher print and advertising expenditures in our Filmed Entertainment segment reflecting the increased number of theatrical and home entertainment releases during the year, including Shrek the Third and Transformers, and timing of those releases. In addition, a full year of operating activity from DreamWorks and the related distribution activities for DreamWorks Animation and DW Funding added to distribution expenses for the period. For films we distribute on behalf of DreamWorks Animation and DW Funding, we expense print and advertising costs as incurred and typically recover such costs following the theatrical release. Increased distribution expenses in our Media Networks segment reflect costs associated with the release of Rock Band and increased home entertainment distribution costs.

Distribution expenses increased $539.6 million, or 42%, for the year ended December 31, 2006, to
$1.83 billion, reflecting higher print and advertising expenditures in our Filmed Entertainment segment as a result of the number and timing of our theatrical releases and the commencement of distribution activities for DreamWorks Animation and live-action film library productions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were up 18%, or $398.0 million, for the year ended December 31, 2007 compared with the year ended December 31, 2006, primarily due to higher employee compensation expense, including cash and equity-based incentive compensation, the full year impact of net acquisitions, the impact of foreign exchange, increased legal fees and bad debt expenses, and costs associated with new business

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

initiatives. Incremental restructuring charges of $62.8 million related to restructuring actions at MTVN were substantially offset by the impact of the $73.3 million net compensation charge taken in 2006 in connection with executive management changes.

Selling, general and administrative expenses were up 1%, or
$30.9 million, for the year ended December 31, 2006 compared with the year ended December 31, 2005. This increase was due to incremental equity-based compensation expense of $52.0 million, as a result of the adoption of a new accounting standard on equity compensation on a modified prospective basis and net charges associated with executive management changes of $73.3 million, including $11.5 million of equity-based compensation related to the resignation of the former President and Chief Executive Officer and former Executive Vice President and Chief Financial Officer, partially offset by an amendment to the employment agreement with our Executive Chairman and Founder. Additionally, selling, general and administrative expenses increased in 2006 compared to 2005 primarily due to the consolidation of entities previously accounted for as equity investments. These increases were partially offset by nonrecurring 2005 separation related charges of $163.5 million and severance expenses of $70.5 million, incurred principally during the fourth quarter of 2005.

Depreciation and Amortization

Depreciation and amortization expense increased $27.4 million, or 8%, for the year ended December 31, 2007 principally as a result of an increase in depreciation on current-year fixed asset additions. Additionally, we experienced an increase in intangible asset amortization expense resulting from a full year of amortization on 2006 acquisitions, particularly DreamWorks by the Filmed Entertainment segment.

Depreciation and amortization expense increased $109.1 million, or 43%, for the year ended December 31, 2006 compared with 2005, principally as the result of increased intangible asset amortization expense resulting from 2006 acquisitions in both segments including DreamWorks intangible asset amortization of $43.5 million, 2006 digital media acquisitions of $16.3 million and higher full year amortization related to 2005 acquisitions.

Each component of expense is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Operating income increased 6%,
or $169.1 million for the year ended December 31, 2007 to $2.94 billion. Media Networks operating income increased 5% or $143.6 million with the 12% increase in revenues partially offset by a 17% growth in expenses, principally compensation-related costs, including restructuring charges of $77.5 million in 2007 versus $14.7 million in 2006, programming costs and costs associated with Rock Band. Filmed Entertainment operating income decreased by $28.4 million, or
22%, principally due to higher distribution-related costs, principally print and advertising, and higher feature film amortization related to a greater number of film releases during the year, as well as costs associated with new business initiatives. The increase in Filmed Entertainment expenses was partially offset by increased revenues on certain 2007 releases, in particular Transformers and Shrek the Third, and revenues from prior year releases. Corporate expenses declined $50.2 million largely due to the net compensation charge of $73.3 million recorded in 2006, partially offset by increased equity compensation and legal expenses.

Operating income increased 17%, or $407.9 million for the year ended December 31, 2006 to $2.77 billion compared with 2005. The Media Networks segment operating income increased 11% or $294.2 million, principally as a result of increased revenues and lower variable compensation and severance expenses. Filmed Entertainment segment operating income increased $69.5 million principally due to increased profitability of the 2006 film slate compared to the 2005 slate, additional third party distribution arrangements, lower development costs as well as $31.6 million in charges related to the abandonment of certain projects in development taken in 2005. Corporate expenses declined $38.6 million as increases related to executive management changes, as previously discussed, and general overhead increases were more than offset by the reduction in separation costs.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Interest Expense, Net

Interest expense, net includes costs related to our senior notes and debentures, credit facilities, note payable, commercial paper, capital lease obligations and amounts associated with our derivative financial instruments. For 2007, interest expense, net increased $21.9 million from the prior year due to an increase in interest rates reflecting the impact of the fixed-rate debt issuances during 2006 and 2007, which more than offset the decrease in average debt outstanding. See the Liquidity and Capital Resources section for additional information on our outstanding indebtedness. The decrease in average debt outstanding resulted principally from the use of cash flow provided by operations and proceeds received from dispositions during 2007 of $555.2 million to repay indebtedness.

For the year ended December 31, 2006, interest expense, net increased $424.1 million as compared to 2005 principally due to higher average debt outstanding and higher interest rates in 2006. The higher average debt outstanding primarily is a result of the timing related to funding the special dividend payments to CBS
Corporation made in connection with the separation, the purchase of DreamWorks, the various acquisitions of our Media Networks segment and the purchase of common stock under our stock repurchase program.

Gain on Sale of Equity Investment

In 2007, we sold our
non-controlling investment in MTV Russia for $191.1 million and recognized a pre-tax gain on the sale of $151.0 million.

Other Items, Net

Other items, net for the year ended December 31, 2007 reflected net expenses of $43.4 million principally arising from losses on securitization programs as well as a $36.0 million impairment charge related to the bankruptcy filing of Amp’d Mobile, partially offset by foreign exchange gains.

For 2006, other items, net reflected a loss of $14.0 million which was a $14.5 million, or 51%, improvement over 2005. This improvement was principally a result of increased transactional foreign exchange gains partially offset by increased losses on securitization programs.

Provision for Income Taxes

For 2007, we recorded income tax expense of $929.0 million on pretax earnings of $2.58 billion resulting in an effective tax rate of 36.0% compared to 31.9% in 2006. The increase in our effective tax rate over the year ended
December 31, 2006 is principally due to $15.0 million, or 0.6 percentage points of discrete tax benefits recognized in 2007 versus $141.8 million, or 6.1 percentage points, in 2006. The discrete tax benefits in both years were principally the result of audit settlements. Excluding the impact of the discrete tax benefits, the reduction in the effective tax rate is principally due to incremental tax benefits associated with qualified production activities, a higher mix of international profits in markets where income is taxed at rates lower than the U.S. statutory rate and lower state taxes.

For the year ended December 31, 2006, we
recorded income tax expense of $736.9 million on pretax earnings of $2.31 billion resulting in an effective tax rate of 31.9%, inclusive of the discrete tax benefits. Our effective tax rate in 2005 was 44.0% principally reflecting the effect of non-deductible separation related expenses included in the total separation costs of $163.5 million.

Equity in Earnings of Affiliated Companies, Net of
Tax

Equity in earnings of affiliated companies, net of tax was $0.2 million and $7.3 million for the years ended December 31, 2007 and 2006, respectively. In the third quarter of 2007, we began recognizing our share of the losses from Rhapsody America.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Equity in earnings of affiliated companies, net of tax declined $2.1 million in 2006 as compared to December 31,
2005 as increased equity earnings generally attributable to our Media Network affiliates was offset principally by the impact of consolidating Nick UK which was previously accounted for on the equity basis of accounting prior to the acquisition of an incremental ownership interest in June 2006 which allows us to control the entity.

Minority Interest, Net of Tax

Minority interest expense, net of tax, which represents ownership held by third parties of certain consolidated entities, was $20.2 million for the year ended
December 31, 2007 as compared to $14.0 million and $3.8 million in 2006 and 2005, respectively. The increase in expense is primarily attributable to the consolidation of Nick UK and MTV Japan, as well as normal operating increases.

Discontinued Operations, Net of Tax

Earnings from discontinued
operations for the year ended December 31, 2007 principally reflect a gain recorded in connection with the sale of Famous Music. Famous Music and Famous Players, a Canadian-based theater chain disposed of in 2005, have been reported as discontinued operations in the consolidated financial statements for all periods presented. For the year ended December 31, 2006, discontinued operations include the release of tax reserves resulting from audit settlements related to discontinued businesses, including Blockbuster Inc. which was split off from Former Viacom in 2004.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents segment revenues, expenses and operating income for the three years ended December 31, 2007. Operating income is used as the measurement of segment operating performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reportable segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions from the consolidated results of operations is included within Eliminations in the table below. Certain amounts in 2005 and 2006 have been reclassified to conform to the 2007 presentation.

Year Ended December 31,

Better/(Worse)

(in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Revenues

Media Networks

$
8,101.4

$
7,240.9

$
6,757.8

12
%

7
%

Filmed Entertainment

5,475.6

4,273.8

2,905.2

28

47

Eliminations

(153.9
)

(153.6
)

(143.5
)

NM

(7
)

Total revenues

$
13,423.1

$
11,361.1

$
9,519.5

18
%

19
%

Expenses

Media Networks

$
5,053.5

$
4,336.6

$
4,147.7

(17
)%

(5
)%

Filmed Entertainment

5,372.1

4,141.9

2,842.8

(30
)

(46
)

Total segment expenses

10,425.6

8,478.5

6,990.5

(23
)

(21
)

Corporate

219.7

269.9

308.5

19

13

Eliminations

(157.9
)

(153.9
)

(138.2
)

3

11

Total expenses

$
10,487.4

$
8,594.5

$
7,160.8

(22
)%

(20
)%

Operating income

Media Networks

$
3,047.9

$
2,904.3

$
2,610.1

5
%

11
%

Filmed Entertainment

103.5

131.9

62.4

(22
)

NM

Total segment operating income

3,151.4

3,036.2

2,672.5

4

14

Corporate expenses

(219.7
)

(269.9
)

(308.5
)

19

13

Eliminations

4.0

0.3

(5.3
)

NM

NM

Total operating income

$
2,935.7

$
2,766.6

$
2,358.7

6
%

17
%

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Media Networks

Worldwide revenues increased $860.5 million, or 12%, in 2007 to $8.10 billion, led by an 8% increase in advertising revenues. Affiliate fees and ancillary revenues were up 14% and 27%, respectively. Net acquisitions, as further discussed below, contributed $91.5 million to revenue growth.

Year Ended December 31,

Better/(Worse)

Revenues by Component (in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Advertising

$
4,690.3

$
4,346.2

$
4,069.4

8
%

7
%

Affiliate fees

2,339.2

2,049.9

1,839.8

14

11

Ancillary

1,071.9

844.8

848.6

27

NM

Total revenues by component

$
8,101.4

$
7,240.9

$
6,757.8

12
%

7
%

NM = not meaningful

Year Ended December 31,

Better/(Worse)

Revenues by Geographic area (in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Domestic

$
6,852.7

$
6,182.5

$
5,789.6

11
%

7
%

International

1,248.7

1,058.4

968.2

18

9

Total revenues by geographic area

$
8,101.4

$
7,240.9

$
6,757.8

12
%

7
%

During 2007, we invested $14.5 million in acquisitions, none of which had a significant impact on 2007 operating results.

We made several acquisitions during 2006 that contributed to segment revenues and operating income in 2007, including Harmonix Music Systems,
Inc. (“Harmonix”), the developer of Guitar Hero and Rock Band and other music gaming titles, in October 2006, and Atom Entertainment, Inc., which owned a portfolio of online destinations for casual games, short films and animation, in September 2006. Additional acquisitions completed during 2006 included Quizilla, LLC, Y2M: Youth Media & Marketing, Xfire, Inc. and Caballero Television.

During 2006, we also acquired controlling interests in entities previously accounted for under the equity method of accounting. In November 2006, we completed the acquisition of the remaining 50% interest in MTV
Poland. In September 2006, we acquired the remaining 63.8% interest in MTV Japan. In August 2006, we acquired the remaining 58% interest of BET Interactive, the owner of BET.com. In June 2006, we acquired an additional 10% interest in Nick UK.
Previously, Nick UK was a fifty-fifty joint venture with BSkyB. The results of these entities have been consolidated since the closing date of the transactions (the “international consolidations”).

Further, in the fourth quarter of 2006 we disposed of an international production operation.

The transactions discussed above (the “net acquisitions”) impact the comparability of our results over the periods presented and contributed $91.5 million of net revenue growth in 2007. Therefore, the impact of net acquisitions is referenced throughout the discussion. Net acquisition impact represents amounts included in reported results for which the acquired or disposed entity was not also consolidated in the comparable period.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Advertising

Worldwide advertising revenues were up 8% to $4.69 billion for the year ended December 31, 2007. Net acquisitions contributed 1% percentage point of reported growth. Domestic advertising revenues increased 6% versus 2006 driven by
Spike TV, VH1, MTV, COMEDY CENTRAL and digital properties. International advertising revenues increased 23% primarily due to the full year impact of the 2006 acquisitions of controlling interests in Nick UK, MTV Japan and MTV Poland. In addition, international revenues benefited from strong European performance, driven by monetization of ratings strength, and foreign currency benefits, which contributed 9 percentage points of international growth, partially offset by declines in Southeast
Asia due to the licensing of certain previously owned and operated channels.

Worldwide advertising revenues were up 7% to $4.35 billion in 2006, with domestic revenue up 7% and international revenue up 8% versus 2005. Domestic growth was driven by COMEDY CENTRAL, Spike TV, BET, Nickelodeon and digital media. The 7% year-over-year increase was a deceleration in the rate of domestic advertising revenue growth as compared to 2005 and substantially reflects a weaker audience rating performance across our domestic channels. Rating performance is a key driver in our ability to grow advertising revenues. International advertising revenues were up in Europe driven by the consolidation of Nick UK beginning in June, while acquisitions in total contributed $75.4 million to advertising revenues for the year ended December 31, 2006.

Affiliate Fees

Worldwide affiliate fees increased 14% to $2.34
billion for the year ended December 31, 2007. The full year impact of international consolidations contributed 2 percentage points of total reported growth. Domestic affiliate fees grew 11% principally as a result of higher rates. International affiliate fees increased 30% driven principally by the consolidation of Nick UK, MTV Japan and MTV Poland, foreign exchange benefits of 8 percentage points, new channel launches and subscriber growth in certain European markets.

Worldwide affiliate fees increased 11% to $2.05 billion in 2006, with domestic fees up 9% and international fees up 24% versus 2005. Acquisitions contributed $33.4 million to 2006 revenues, primarily in Europe and Japan. Rate increases, principally at MTV and Nickelodeon as well as subscriber increases at various channels including MTV2, VH1 Pure Country, Logo and Tempo and several Nickelodeon channels including Noggin, Nick Too and Nick Games & Sports drove the year-over-year growth. International revenue growth was driven by channel launches in France and by subscriber growth in Latin America among other markets.

Ancillary

Worldwide ancillary revenues increased 27% for the year
ended December 31, 2007 to $1.07 billion. Domestic ancillary revenues for the year were up 42% driven by sales of the Rock Band video game released in the fourth quarter of 2007, royalties earned on video games, including the Guitar
Hero series, higher digital revenues and increased television license fees. These increases were partially offset by lower home video revenues due to a lower number of video releases. In 2006, home video revenues benefited from the release of
Chappelle’s Show: The Lost Episodes. International ancillary revenues decreased 4% during the year principally due to the fourth quarter 2006 disposition of an international production operation partially offset by higher consumer products licensing and the contribution of the international consolidations. Foreign exchange contributed 3 percentage points of international growth.

Worldwide ancillary revenues were essentially flat in 2006 at $844.8 million as compared to 2005. Increases in consumer products licensing fees, primarily for Dora the Explorer, were largely offset by lower home entertainment revenues impacted by the mix and number of home video releases, and unfavorable comparison to Chappelle’s Show: Season 2 released in 2005. Syndication fees also declined slightly due to lower South Park syndication fees in 2006.
Domestic revenues remained flat while international revenues declined slightly. Acquisitions, principally Harmonix and Atom Entertainment, contributed $16.5 million to total ancillary revenue in 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income

Media Networks segment expenses consist of operating expenses, selling, general and administrative expenses and depreciation and amortization. Operating expenses are comprised of costs related to original and acquired programming, including programming amortization, expenses associated with the distribution of home entertainment products, including video games, and consumer products licensing and participation fees. Selling, general and administrative expenses consist primarily of employee compensation, marketing, professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation on fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Year Ended December 31,

Better/(Worse)

Expenses and Operating Income (in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Expenses

Operating

$
2,762.6

$
2,457.5

$
2,309.6

(12
)%

(6
)%

Selling, general and administrative

2,014.8

1,609.1

1,607.3

(25
)

NM

Depreciation and amortization

276.1

270.0

230.8

(2
)

(17
)

Total expenses

$
5,053.5

$
4,336.6

$
4,147.7

(17
)%

(5
)%

Operating income

$
3,047.9

$
2,904.3

$
2,610.1

5
%

11
%

NM = not meaningful

Operating Expenses

For the year ended December 31, 2007, total operating expenses increased $305.1 million due primarily to an increase in distribution expenses, including costs related to Rock Band, which was released in the fourth quarter of 2007 and increased production and programming costs, principally programming amortization. The increase in programming amortization reflects both acquired programming, particularly on Spike TV and Nick at Nite, and original programming, particularly on MTV.

In 2006,
operating expenses increased $147.9 million compared with 2005, as production costs including programming and distribution expenses increased in line with revenue growth. Program and production costs increased 8%, driven principally by original programming for several shows including The Colbert Report, The Daily Show and Making the Band. In addition, BET began increasing its investment in original programming in 2006. Amortization of acquired programming increased across most channels in line with revenue increases, particularly COMEDY CENTRAL, Nick Digital and Nick at Nite. Increases in consumer products related costs were in line with revenue increases and reflected higher participation costs. Operating expenses increased in international markets, reflecting the impact of entity consolidations and higher program and production costs.

Selling, General
and Administrative Expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased $405.7 million to $2.01 billion primarily due to increased employee compensation costs, including incentive compensation, incremental restructuring charges of $62.8 million, the impact of foreign exchange, higher facilities costs, the full year impact of net acquisitions, increases in legal expenses and bad debt expenses and the impact of the 2006 gain resulting from the sale of distribution rights in Europe.

In 2006,
selling, general and administrative expenses increased $1.8 million as compared with 2005. Compensation expenses in 2006 reflect incremental stock based compensation costs of $20.1 million resulting from the adoption of a new accounting standard.
Selling, general and administrative costs also increased in 2006 related to acquisitions including acquiring controlling interest in entities previously accounted for as equity investments. These increases were offset by lower severance and variable compensation expenses and $27.3 million from sales of certain distribution rights in two European markets in 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Depreciation and Amortization

Depreciation and amortization increased $6.1 million and $39.2 million for the years ended December 31, 2007 and 2006, respectively, principally due to the amortization of intangibles associated with 2006 acquisitions. The increase in 2006 was also due to increased depreciation related to additional transponders utilized by MTV Europe.

Operating Income

Operating income grew 5% to $3.05 billion for the year ended December 31, 2007 compared to the prior year due to a 12% increase in revenues partially offset by a 17% increase in expenses, including restructuring charges of $77.5 million in 2007 versus $14.7 million in 2006. Net acquisitions contributed $11.0 million to operating income, primarily due to the acquisition of Harmonix and the consolidation of Nick UK partially offset by the disposition of an international production operation in 2006.

Operating income increased 11%, or
$294.2 million, as compared with 2005, to $2.90 billion in 2006, as a result of incremental revenues of $483.1 million partially offset by higher operating expenses and incremental depreciation and amortization. Net acquisitions contributed $13.6 million to operating income, principally due to the consolidation of Nick UK.

Filmed Entertainment

The results of operations of our Filmed Entertainment segment are subject to fluctuations due to various factors, including the public’s response to our theatrical films and DVD releases, the number, timing and availability of releases and the amount and timing of print and advertising spending for films. In addition, the January 31, 2006 acquisition of DreamWorks and the commencement of distribution activities for DreamWorks Animation and live-action library films impact the comparability of our results over the periods presented.

Worldwide revenues
increased $1.20 billion, or 28% in 2007 to $5.48 billion. The increase in 2007 is primarily due to the number and mix of releases, including the performance of Transformers and Shrek the Third, both released in 2007. The remaining increase is driven by the acquisition of DreamWorks and the related DWA agreements, contributing incremental revenues of $100.5 million in January 2007. In 2006, the DreamWorks acquisition contributed revenues of $1.36 billion, accounting for almost all of the segment’s revenue growth compared to 2005. Results of operations for DreamWorks have been included in the Filmed Entertainment segment beginning February 1, 2006.

Year Ended December 31,

Better/(Worse)

Revenues by Component (in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Home entertainment

$
2,493.3

$
2,115.9

$
1,555.5

18
%

36
%

Television license fees

1,294.3

1,121.4

650.8

15

72

Theatrical

1,466.2

866.1

643.7

69

35

Ancillary

221.8

170.4

55.2

30

NM

Total revenues by component

$
5,475.6

$
4,273.8

$
2,905.2

28
%

47
%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Year Ended December 31,

Better/(Worse)

Revenues by Geographic area (in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Domestic

$
3,044.4

$
2,612.4

$
1,769.5

17
%

48
%

International

2,431.2

1,661.4

1,135.7

46

46

Total revenues by geographic area

$
5,475.6

$
4,273.8

$
2,905.2

28
%

47
%

Theatrical

Worldwide theatrical revenues for the year ended December 31, 2007 increased $600.1 million, or 69%, to $1.47 billion. We released twenty-six films during 2007 compared to nineteen films in 2006. Domestic revenues increased $271.3 million primarily due to the number and mix of theatrical releases, particularly the performance of Transformers released in 2007 compared to Mission: Impossible III in 2006. Distribution of DreamWorks Animation’s Shrek the
Third and Bee Movie contributed incremental revenues of $117.7 million compared to Over the Hedge and Flushed Away distributed in 2006. International revenues increased $328.8 million due principally to our release of
Transformers and distribution of Shrek the Third which contributed a combined $197.3 million of incremental revenues over 2006 releases Mission: Impossible III and Over the Hedge.

Worldwide theatrical revenues increased $222.4 million in 2006 as compared with 2005, with our distribution of DreamWorks Animation films contributing $296.1 million and other theatrical revenues declining $73.7 million. Domestic revenues increased $76.7 million, of which $142.2 million was attributable to DreamWorks and DreamWorks Animation films, offset by a decline in other theatrical revenues, principally due to the performance of Mission: Impossible III released in 2006 compared to War of the Worlds in 2005. In international markets, theatrical revenues increased $145.7 million, with $153.9 million due to our distribution of DreamWorks
Animation films, including Over the Hedge and Flushed Away, as well as Munich which was released in 2005.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The table below lists theatrical releases by title, by year, sorted by release date, for the years ended
December 31, 2007 and 2006.

2007

2006

First Quarter Releases

Freedom Writers (Jan)

Last Holiday (Jan)

Norbit (Feb)

Neil Young Heart of Gold (Feb)

Reno 911: Miami (Feb)

Failure to Launch (Mar)

Black Snake Moan (Mar)

Ask the Dust (Mar)

Zodiac (Mar)

She’s the Man (Mar)

Shooter (Mar)

Blades of Glory (Mar)

Second Quarter Releases

Disturbia (Apr)

Mission: Impossible III (May)

Year of the Dog (Apr)

An Inconvenient Truth (May)

Next (Apr)

Nacho Libre (Jun)

A Mighty Heart (Jun)

Third Quarter Releases

Transformers (Jul)

Barnyard (Aug)

Arctic Tale (Jul)

World Trade Center (Aug)

Hot Rod (Aug)

Last Kiss (Sep)

Stardust (Aug)

jackass: number two (Sep)

Into the Wild (Sep)

Fourth Quarter Releases

The Heartbreak Kid (Oct)

Flags of Our Fathers (Oct)

Things We Lost in the Fire (Oct)

Babel (Oct)

Beowulf (Nov)

Charlotte’s Web (Dec)

Margot at the Wedding (Nov)

Dreamgirls (Dec)

Kite Runner (Dec)

Perfume (Dec)

Sweeney Todd: The Demon Barber of Fleet Street (Dec)

There Will Be Blood (Dec)

No Country for Old Men (Dec)

DreamWorks Animation Releases

Shrek the Third (May)

Over the Hedge (May)

Bee Movie (Nov)

Flushed Away (Nov)

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Home Entertainment

Worldwide home entertainment revenues for the year ended December 31, 2007 increased $377.4 million, or 18%, to $2.49 billion. Domestic home entertainment revenues increased $65.7 million to $1.47 billion due primarily to higher revenues on current year releases, including Transformers and DreamWorks Animation’s Shrek the Third, as well as a year-over-year increase in titles released, partially offset by lower revenues generated from prior year releases and catalog revenues. International home entertainment revenues increased $311.7 million to $1.02 billion, also reflecting the performance of Transformers and Shrek the Third and higher revenues from prior year releases, including
Flushed Away and World Trade Center.

Worldwide home entertainment revenues increased 36%, or $560.4 million, in 2006 as compared with 2005, with DreamWorks and the related DWA agreements contributing $579.7 million, offset by a slight decline in other titles. Domestic home entertainment revenues increased $441.3 million, or 46%, with DreamWorks and the related DWA agreements contributing $379.5 million. Our 2006 domestic releases and DreamWorks Animation’s Over the Hedge generated higher revenues than our 2005 domestic releases. International home entertainment revenues increased $119.1 million, with
DreamWorks and the related DWA agreements contributing $200.2 million partially offset by a decline in other titles resulting from the timing and mix of available titles.

Television License Fees

Worldwide television license fees for the year ended December 31, 2007 increased $172.9 million, or 15%, to $1.29 billion. The DreamWorks acquisition contributed $30.9 million of incremental revenue in January 2007. The remaining increase is primarily attributable to an increase in international syndicated license fees and networks license fees, partially offset by a decline in pay television revenues. These fluctuations were due to the timing and mix of products available.

Worldwide
television license fees increased $470.6 million in 2006 as compared with 2005, with DreamWorks and the related DWA agreements contributing $469.1 million. Domestically, television license fees increased $231.0 million, with $244.4 million from
DreamWorks and the related DWA agreements. International television license fees increased $239.6 million, of which $224.8 million was attributable to DreamWorks and the related DWA agreements.

Ancillary

Ancillary revenues for the year ended December 31,
2007 increased $51.4 million, or 30%, to $221.8 million primarily due to higher licensing and merchandising revenues, principally related to Transformers, and higher digital revenues. For the year ended December 31, 2006, ancillary revenues increased $115.2 million to $170.4 million as compared with 2005, principally due to higher studio rental income and licensing and merchandising revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income

Filmed Entertainment segment expenses consist of operating expenses, selling, general and administrative expenses and depreciation and amortization. Operating expenses principally include the amortization of production costs of our released feature films, print and advertising expenses and other distribution costs. Selling, general and administrative expenses include employee compensation costs, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles, including acquired distribution rights, principally associated with the DreamWorks acquisition.

Year Ended December 31,

Better/(Worse)

(in millions)

2007

2006

2005

2007 v. 2006

2006 v. 2005

Expenses

Operating

$
4,826.0

$
3,659.6

$
2,556.4

(32
)%

(43
)%

Selling, general & administration

447.2

399.9

266.3

(12
)

(50
)

Depreciation & amortization

98.9

82.4

20.1

(20
)

NM

Total expenses

5,372.1

4,141.9

2,842.8

(30
)%

(46
)%

Operating income

$
103.5

$
131.9

$
62.4

(22
)%

NM

NM = not meaningful

Operating Expenses

Year–over-year operating expenses are impacted by the timing, number and mix of film releases during a particular year. For the year ended December 31, 2007, operating expenses increased $1.17 billion or 32% to $4.83 billion. The increase principally reflects higher distribution-related costs of $653.8 million primarily due to print and advertising costs, and higher feature film amortization expense of $517.7 million, primarily attributable to the release of Shrek the Third and Transformers, as well as the increased number of theatrical releases during the year and timing of those releases.

In 2006, operating expenses increased $1.10 billion as compared with 2005, with DreamWorks and related distribution activities contributing
$1.35 billion of the increase offset by a year-over-year decrease in exhibition costs. Incremental film amortization expense contributed $570.1 million as compared to 2005, primarily due to DreamWorks and the related DWA agreements, as well as mix and number of other titles released in 2006. Distribution costs increased $492.5 million as compared to 2005 primarily as a result of increased print and advertising costs, driven by the number and timing of releases and DreamWorks and the related
DWA agreements. In 2005, operating expenses also included a $31.6 million charge related to the abandonment of development projects started by prior management.

Selling, General and Administrative Expenses

Selling, general & administrative expenses increased $47.3 million in 2007 primarily attributable to costs associated with new business initiatives. In 2006, selling, general & administrative costs increased $133.6 million as compared with 2005, primarily due to the integration of DreamWorks, partially offset by lower severance charges. Selling, general & administrative costs in 2005 also included severance charges of $22.6 million incurred to adjust Paramount’s overhead structure upon the separation from CBS Corporation.

Depreciation and Amortization Expense

Depreciation and amortization
increased by $16.5 million and $62.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 resulted from a full year of amortization attributable to the acquisition of DreamWorks and higher depreciation of fixed assets. The increase in 2006 principally resulted from amortization attributable to the acquisition of DreamWorks.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Income

Operating income decreased by $28.4 million for the year ended December 31, 2007 principally due to higher distribution-related costs, principally print and advertising and higher feature film amortization related to a greater number of film releases during the year, as well as costs associated with new business initiatives. The increase in expenses in 2007 was partially offset by increased revenues on certain 2007 releases, in particular Transformers and Shrek the
Third, and revenues from prior year releases. For 2006, operating income increased $69.5 million over 2005 as result of improved film performance and the mix and timing of films in theatrical, home entertainment and television markets. In addition, 2005 included a $31.6 million charge related to the abandonment of development projects started by prior management and severance costs of $22.6 million incurred to adjust Paramount’s overhead structure as a result of the separation from CBS Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our access to the capital markets, provide us with adequate resources to fund our ongoing operations including investment in programming and film productions, distribution-related costs, capital expenditures, investment in new projects, including digital media, share repurchases and acquisitions.

Our principal uses of cash include the creation of new content, acquisitions of third party content, ongoing investments in our businesses, acquisitions of businesses, and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. We may access external financing from time to time depending on our cash requirements, our assessments of current and anticipated market conditions and after-tax cost of capital.

Our access to capital markets can be impacted by factors outside our control. Additionally, our cost to borrow is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. The table below summarizes our credit ratings as of December 31, 2007:

Long- term

Short- term

Outlook

Moody’s Investors Service

Baa3

P-3

Stable

Standard & Poors

BBB

A-2

Stable

Fitch Ratings

BBB

F-2

Stable

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our bank facilities are subject to one principal financial covenant, interest coverage, which we met on December 31, 2007.

From time to time, we enter into film financing arrangements that involve the sale of a partial copyright interest in a film to third-party investors. Since the investors have the risks and rewards of ownership proportionate to their ownership in the film, we record the amounts received for the sale of copyright interest as a reduction of the cost of the film and related cash flows are reflected in net cash flow from operating activities.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash Flows

Cash and cash equivalents increased by $214.4 million and $344.7 million for the years ended December 31, 2007 and 2006. The change in cash and cash equivalents was attributable to the following:

Cash Flows

Year Ended December 31,

(in millions)

2007

2006

2005

Net cash flow from operating activities

$
1,776.2

$
2,269.9

$
1,635.9

Net cash flow from (used in) investing activities

248.5

(932.9
)

(165.1
)

Net cash flow used in financing activities

(1,831.4
)

(1,012.8
)

(1,251.2
)

Effect of exchange rates on cash and cash equivalents

21.1

20.5

(8.5
)

Increase in cash and cash equivalents

$
214.4

$
344.7

$
211.1

Operating Activities

Cash provided by operating activities of $1.78 billion for the year ended December 31, 2007 decreased $493.7 million versus 2006. The net decrease was principally due to a decrease in cash flows from receivables, primarily attributable to the $500 million increase in our securitization facilities in 2006, higher investment in original and acquired programming, and an increase of $185.9 million in cash taxes paid, including taxes on gains of disposed operations, partially offset by increased net earnings from continuing operations.

The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising time is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable television operators with significant capital resources. We have payment terms of generally ninety days or less and our current days sales outstanding for the Media Networks segment, calculated as accounts receivable divided by net revenues, multiplied by 360, was 56.9 days for 2007, an improvement of 2.7 days as compared to
2006. We continue our focus on lowering our days sales outstanding. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment film releases.

Cash provided by operating activities of $2.27 billion for the year ended December 31, 2006 increased $634.0 million versus 2005. The increase was principally attributable to improved cash flow from operations for each business segment, including new and increased capacity under our securitization facilities of $500.0 million and reduction in cash taxes paid of $322.6 million, partially offset by higher interest payments of $413.4 million compared to 2005.

Investing Activities

Cash provided by investing
activities was $248.5 million in 2007 compared with cash used in investing activities of $932.9 million in 2006. In 2007, we sold Famous Music for $351.7 million and our non-controlling interest in MTV Russia for $191.1 million. These amounts were offset by increased investments in equity affiliates of $46.8 million and higher capital expenditures of $28.4 million. In the future, we expect cash outflows related to our current equity investments will include payments made under a $205 million funding commitment to Viacom 18 and earn-out payments on our Harmonix acquisition.

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

(continued)

Cash used for investing activities in 2006 of $932.9 million increased $767.8 million as compared to 2005. The significant increase is principally attributable to cash utilized for acquisitions, net of cash acquired, of $1.42 billion, including DreamWorks by our Filmed Entertainment segment and several acquisitions in digital media and similar properties including Harmonix, Atom Entertainment and Xfire by our Media Networks segment. We also acquired the additional interest in Nick UK and the remaining interest not previously owned of MTV Japan. Capital expenditures also increased $15.7 million.
Sources of cash from investing activities principally included the proceeds from the sale of the live-action library in May 2006 of $675.3 million.

Financing Activities

Cash used in 2007 for financing activities was $1.83 billion, including $2.13 billion of share repurchases. During
2007, we raised fixed rate debt of $744.6 million through the issuance of Senior Notes and Debentures and borrowed $750.0 million of bank debt under our revolving credit facility. These proceeds were used to repay $1.04 billion of commercial paper.
Additionally, in 2007, we paid a final amount of $170.0 million related to the special dividend to CBS Corporation.

Cash used for 2006 financing
activities was $1.01 billion as compared to $1.25 billion for 2005. In 2006, we received proceeds of $6.16 billion from the issuance of senior notes and debentures with various durations, $1.09 billion of commercial paper that was principally utilized to pay down revolving credit facilities entered into as a result of the special dividend of $5.40 billion paid to CBS Corporation in December 2005; acquisitions, principally of DreamWorks; and $2.35 billion of share repurchases. In 2006, we paid an additional $206.1 million to CBS Corporation related to the special dividend and accrued an additional $170.0 million which was paid in the first quarter of 2007. We also paid down $659.5 million of acquired notes and preferred interest, principally acquired as part of the DreamWorks acquisition.

Commitments and Contingencies

In the normal course of our business, we provide and receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. Further, we may from time to time agree to pay additional consideration to the sellers of a business depending on the performance of the business during a period following the closing.

Guarantees

We guarantee debt on certain of our investments, including principal and interest, of approximately $230.0 million at December 31, 2007 and have accrued a liability of $54.1 million in respect of such exposures. Our guarantees principally relate to our investment in DW Funding LLC (“DW Funding”), as more fully described in Note 4 to our consolidated financial statements, where
Viacom is subject to a put option obligation at the then current fair value of DW Funding, commencing in August 2010, nine months prior to the fifth anniversary of the sale. Viacom also has a corresponding call option exercisable at fair value. To the extent the current fair value at the option closing date is insufficient to repay certain indebtedness, including any unpaid interest, of DW Funding guaranteed by us, we would be required to pay the difference.

At December 31, 2007, our aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster and Famous Players, was $1.34 billion with a recorded liability of $244.6 million. Certain Blockbuster leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster’s indemnification obligations are secured by a $150 million letter of credit. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. Further, in the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Viacom may incur liabilities associated with Famous Players theater leases and Famous Players has agreed to indemnify Former Viacom with respect to any amount paid. In connection with the separation, we agreed to indemnify Former Viacom with respect to these obligations.

Finally, we have indemnification
obligations with respect to letters of credit and surety bonds primarily used as security against our non-performance in the normal course of business. The outstanding letters of credit and surety bonds at December 31, 2007 were $189.6 million and are not recorded on the balance sheet.

Contingent Consideration on Acquisitions

In October 2006, we acquired Harmonix, the developer of Guitar Hero and Rock Band and other music gaming titles, for initial cash consideration of $175.0 million. To the extent financial results exceed specific contractual targets against a defined gross profit metric through 2008, former Harmonix shareholders will be eligible for incremental earn-out payments with respect to the years ended December 31, 2007 and December 31, 2008. At
December 31, 2007, a liability of $208.7 million has been recorded in Other liabilities on the Consolidated Balance Sheet for the expected earn-out payment. We expect to have a final payment with respect to the year ended December 31, 2008 done in 2009.

Capital Resources

Capital Structure
and Financing Obligations

At December 31, 2007, total financing obligations were $8.25 billion, an increase of $598.2 million from $7.65 billion at December 31, 2006.

December 31,

(in millions)

2007

2006

Senior notes and debentures

$
6,967.0

$
6,219.1

Note payable

169.9

—

Credit facility

750.0

—

Commercial paper

55.9

1,093.6

Obligations under capital leases

303.3

335.2

Total financing obligations

$
8,246.1

$
7,647.9

Senior Notes and Debentures

In October 2007, we sold $500 million aggregate principal amount of 6.125% senior notes due 2017 at a price equal to 99.286% of the principal amount and $250 million aggregate principal amount of 6.750% Senior
Debentures due 2037 at a price equal to 99.275% of the principal amount. The total discount on the sale of these instruments was $5.4 million. We used the total cash proceeds, net of discount and offering expenses, of $739.5 million to repay amounts outstanding under our revolving credit facility and our commercial paper program.

In April 2006, we sold $4.75 billion in aggregate principal amount of
5.75% Senior Notes due 2011, 6.25% Senior Notes due 2016 and 6.875% Senior Debentures due 2036. In addition, in June 2006, we sold $750.0 million in Floating Rate Senior Notes, due 2009, that bear interest at a per annum rate equal to the three-month London Interbank Offer Rate (“LIBOR”) plus 0.35%, to be reset quarterly. In December 2006, we sold $750.0 million of 6.85% senior notes due 2055. In accordance with the terms of our term loan agreement in place at the time of the offering, we utilized the net proceeds from the offerings to repay in full amounts outstanding under such facility and used the remainder to pay a portion of the amounts outstanding under our commercial paper program.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

In connection with the April 2006 debt offering, we entered into a $2.35 billion notional amount of variable to fixed interest rate swaps to hedge the variability of cash flows attributable to changes in the benchmark interest rate. In the second quarter of 2006, we terminated the swaps, resulting in cash proceeds to us of approximately $88.0 million that we principally recorded as a component of other comprehensive income, net of tax. Such proceeds recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures. See the discussion under Interest Rate Risk below for further detail of interest rate hedges we entered into.

Note Payable

In 2007, we contributed a $230 million non-interest bearing note payable ($190.0 million discounted at a rate of 5.8% with quarterly principal payments fully amortizing in 2013) and certain assets related to MTVN’s URGE digital music service for a 49% stake in Rhapsody America LLC, a newly formed venture with RealNetworks, Inc.

Credit Facility

At December 31, 2007 and 2006, we had a single $3.25 billion revolving facility due December
2010. The primary purpose of the facility is to fund short term liquidity needs and to support commercial paper borrowings. Borrowing rates under the revolving facility are determined at the time of each borrowing and are based generally on the
LIBOR plus a margin based on our senior unsecured credit rating. A facility fee is paid based on the total amount of the commitments. In addition, we may borrow in certain foreign currencies up to specified limits under the revolving facility.

The credit facility contains typical covenants for an investment grade company, with the only financial covenant being a minimum interest coverage ratio.
At December 31, 2007, we were in compliance with all covenants under the credit facility.

Commercial Paper

At December 31, 2007 and 2006, the outstanding commercial paper had a weighted average interest rate of 5.95% and 5.62%, respectively. At December 31, 2007, the average remaining life was less than 30 days. The commercial paper is classified as a non-current financing obligation as we have the intent and ability through utilization of our $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

Our scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2007 were as follows:

(in millions)

2008

2009

2010

2011

2012

2013- thereafter

Long-term debt

$
105.0

$
815.0

$
840.9

$
1,500.0

$
—

$
4,750.0

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

Interest expense on debt borrowings was $453.7 million and
$425.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense for 2007 reflects the impact of fixed rate debt issuances during 2007 and 2006, which more than offsets the decrease in average debt outstanding.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Securitization Facilities

We securitize certain receivables because the highly liquid and efficient market for securitization of certain assets has been a source of lower cost funding compared to our other borrowings and diversifies our obligations among different markets and investors. We have been able to realize cost efficiencies under these arrangements since the assets securing the financing are generally held by a legally separate, wholly owned, bankruptcy-remote special purpose entity (“SPE”)
that provides investors with direct security in the assets.

In general, we sell, on a revolving nonrecourse basis, a percentage ownership interest in certain of our accounts receivable (the “Pooled Receivables”), which are short term in nature, through SPEs to third-party conduits sponsored by financial institutions. As consideration for Pooled Receivables sold through the securitization facilities, we receive cash and retained interests. The retained interests are included in Receivables on the accompanying Consolidated Balance Sheets. The retained interests may become uncollectible. In addition, we are the servicer of the receivables on behalf of the SPEs, for which we are paid a fee. Such servicing fee has not been material to any period presented. The terms of the revolving securitization arrangements require that the Pooled Receivables meet certain performance ratios. At December 31, 2007 and 2006, we were in compliance with the required ratios under the receivable securitization programs. During 2006, we increased our total capacity under the facilities by $500.0 million to $950.0 million and utilized the proceeds to pay down outstanding commercial paper.

Stock Repurchase Program

From January 2006 until June 22, 2007, we repurchased shares of our Class B Common Stock under a $3.0 billion stock repurchase program. In connection with the program, we entered into the NAIRI Agreement pursuant to which we agreed to buy from NAI and NAIRI a number of shares of our Class B Common Stock each month such that the ownership percentage of our Class A Common Stock and Class B Common Stock
(considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchase of shares under the program. For 2007, through completion of the program, 13.7 million shares were repurchased in the open market under the program for an aggregate purchase price of $580.0 million. An additional 1.8 million shares were purchased in 2007 under this program in accordance with the NAIRI Agreement for an aggregate purchase price of $75.0 million.

On May 30, 2007, we announced that our Board of Directors had approved a new stock repurchase program under which we are authorized to acquire up to an additional
$4.0 billion of Viacom Class A and Class B common stock. The independent members of the Board also approved NAI and NAIRI’s continued participation in the new program on substantially the same terms as those on which it participated in the previous program and the NAIRI Agreement was amended accordingly. We commenced repurchases under the $4.0 billion stock repurchase program on June 22, 2007. For the year ended December 31, 2007, 30.0 million shares were repurchased in the open market under the new program for an aggregate purchase price of $1.21 billion. In addition, 2.8 million shares were purchased during 2007 from the 401(k) plans sponsored by CBS Corporation at an aggregate price of $120.0 million. An additional 4.2 million shares were purchased under the NAIRI Agreement for an aggregate purchase price of $170.8 million. Through February 27, 2008, we have acquired an additional 6.2 million shares at a weighted average price per share of
$39.70 for an aggregate purchase price of $247.0 million, including shares purchased under the NAIRI Agreement.

In the aggregate, for the year ended
December 31, 2007, we acquired 52.5 million shares at a weighted average price per share of $41.06 for an aggregate purchase price of $2.16 billion under both of the stock repurchase programs, including shares purchased under the NAIRI
Agreement and from the 401(k) plans sponsored by CBS Corporation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements primarily consist of programming and talent commitments, operating lease arrangements and purchase obligations for goods and services.

At December 31, 2007, our significant contractual obligations, including payments due by period, were as follows:

(in millions)

Total

2008

2009

2010

2011

2012

2013- thereafter

Off-balance Sheet Arrangements

Programming and talent commitments(1)

$
1,782.9

$
398.3

$
290.1

$
252.7

$
234.5

$
176.6

$
430.7

Operating leases(2)

$
1,078.0

$
171.1

$
169.8

$
123.3

$
91.1

$
85.7

$
437.0

Purchase obligations(3)

$
646.2

$
386.1

$
174.3

$
78.7

$
5.7

$
1.4

$
—

Balance Sheet Arrangements

Capital lease obligations(4)

$
367.2

$
99.0

$
82.0

$
49.9

$
32.2

$
26.9

$
77.2

Long-term debt

$
8,010.9

$
105.0

$
815.0

$
840.9

$
1,500.0

$
—

$
4,750.0

Interest payments

$
7,876.2

$
442.6

$
422.5

$
402.5

$
356.1

$
312.9

$
5,939.6

Contingent consideration for acquisitions

$
208.7

$
208.7

$
—

$
—

$
—

$
—

$
—

Other long-term obligations(5)

$
2,832.0

$
2,050.0

$
304.1

$
236.1

$
153.4

$
71.4

$
17.0

(1)
Programming and talent commitments primarily include $1.44 billion relating to cable programming and feature film production and acquisitions and $341.1 million for talent contracts.

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

(5)
Other long-term obligations consist of participations, residuals and programming obligations.

Note: Not included in the amounts above are payments which may result from our unfunded defined benefit pension and other postretirement benefits of $233.3 million, unrecognized tax benefits of $436.2 million, including interest and penalties, $205 million of funding commitments to joint ventures and interest payments to be made under our credit facility, which expires in 2010. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. We do expect to make contributions of $44 million in 2008 towards our pension and other postretirement benefits.

MARKET RISK

We are exposed
to market risk related to foreign currency exchange rates and interest rates. We use or expect to use derivative financial instruments to modify exposure to risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into financial instruments for speculative trading purposes.

Foreign Exchange Risk

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian
Dollar, the Japanese Yen, the Canadian Dollar and the Euro, foreign currency forward contracts are used. Additionally, we designate forward contracts used to hedge future production costs as cash flow hedges, and designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period earnings as part of other items, net. We manage the use of foreign exchange derivatives centrally. At December 31, 2007, the notional value of all foreign exchange contracts was $126.6 million, of which $26.3 million related to the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

hedging of future production costs. The remaining $100.3 million represented economic hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2006, the notional value of all foreign exchange contracts was $253.0 million, of which $1.6 million related to the hedging of future production costs. The remaining
$251.4 million represented economic hedges of underlying foreign currency balances and expected foreign currency net cash flows and investment hedges.

Interest Rate Risk

A portion of our interest expense is exposed to movements in short-term rates. Interest rate hedges may be used to modify this exposure. During 2007 and 2006, we entered into $350.0 million and $2.35 billion, respectively, notional amount of interest rate hedges to reduce the variability of cash flows attributable to changes in the benchmark interest rate of future debt issuances. We terminated these hedges during the same years resulting in net cash proceeds to us of approximately $1.4 million and $88.0 million, respectively. As of December 31, 2007 and 2006, there were no interest rate hedges outstanding.

We have variable-rate debt that had an outstanding balance of $1.56 billion as of December 31, 2007. Based on our variable-rate obligations outstanding at December 31, 2007, a 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $15.6 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since most of our cash balance of $920.2 million is invested in variable-rate interest earning assets, we would also earn more (less) interest income due to such an increase (decrease)
in interest rates.

Credit Risk

We continually
monitor our positions with, and credit quality of, the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. An appreciation of our critical accounting policies, those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements, is necessary to understand our financial results. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee.

Film Accounting

Revenue Recognition

Revenue we earn in connection with the
exhibition of feature films by our Filmed Entertainment segment is recognized in accordance with Statement of Position No. 00-2, Accounting by Producers or Distributors of Films

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

(“SOP 00-2”). Our Filmed Entertainment segment principally earns revenue from the exhibition of feature film content based upon theatrical exhibition, home entertainment and various television markets (e.g., network, pay, syndication, basic cable). We recognize revenue from theatrical distribution of motion pictures upon exhibition. We recognize revenue from home entertainment product sales, net of anticipated returns, upon the later of delivery or the date that these products are made widely available for sale by retailers. We recognize revenue from the licensing of feature films and original programming for exhibition in television markets upon availability for airing by the licensee. We recognize revenue for video-on-demand and similar pay-per-view arrangements as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Original Production and Film Costs

We capitalize
original production and feature film costs, on a title-specific basis, as Inventory in the Consolidated Balance Sheets. We use an individual-forecast-computation method to amortize the costs over the applicable title’s life cycle based upon the ratio of current period and total gross revenues (“ultimate revenues”) for each title. We expense print and advertising costs as they are incurred and expense manufacturing costs, such as DVD manufacturing costs, on a unit-specific basis when we recognize the related revenue.

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

The estimate of ultimate revenues impacts the timing of film cost amortization. Upon a film’s initial domestic theatrical release and performance, we update our estimate of ultimate revenues based on actual results. If our original content is not received favorably, we may reduce our estimate of ultimate revenues, thereby accelerating the amortization of capitalized film costs. In addition, we use the individual-film-forecast computation method to determine whether or not film costs are impaired. If we believe that the release of our content has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value.

We had $1.89 billion and $1.77 billion of film costs capitalized as of December 31, 2007 and 2006, respectively, and $1.30 billion and $1.17 billion, respectively, of capitalized original programming costs.

Acquired Programming Rights

The accounting
for acquired program rights is addressed by the Financial Accounting Standards Board (“FASB”) in Statement No. 63, Financial Reporting by Broadcasters (“FAS 63”). Under the provisions of FAS 63, a licensee reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted by the licensee and the programming is available for airing. We record the transaction using the gross liability provision. The asset is amortized to operating expenses over the estimated periods revenues are generated, commencing upon the first airing. Determining factors used in estimating the useful life of programming includes the expected number of future airings, which may differ from the contracted number of

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

airings, the length of the license period and expected future revenues to be generated from the programming. An impairment charge may be necessary if our estimates of useful life of the programming are reduced or if programming is abandoned. As of December 31, 2007 and 2006, we had acquired programming rights of $1.42 billion and $1.30 billion, respectively.

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

Currently, our most significant arrangements are the DWA agreements and the DW Funding distribution agreement. Under the terms of these agreements, we are generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we are entitled to retain a fee expressed as a percentage of gross receipts, and recoup expended distribution and marketing costs on a film-by-film basis prior to any participation payments to DreamWorks Animation and DW Funding. We also have a similar arrangement with Marvel. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis in accordance with EITF 99-19.

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

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns for home entertainment and consumer products revenue would have a $32.0 million impact on our total revenue. Our sales return allowance totaled $706.2 million and $562.7 million at December 31, 2007 and 2006, respectively.

We also continually
evaluate accounts receivable and establish judgments as to their ultimate collectibility. Judgment and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts for trade accounts receivables would have a $27.2 million impact on our operating results. Our allowance for uncollectible accounts totaled $101.9 million and $142.9 million at December 31, 2007 and 2006, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provision for Income Taxes

As a global entertainment content company, we are subject to income taxes in the United States and foreign jurisdictions where we have operations. Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions, as well as the tax characteristics of our income. Our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

During 2007 and 2006, we reached
settlement of certain matters with the Internal Revenue Service. As a result, our 2007 and 2006 provision for income taxes includes $15.0 million and $141.8 million of net discrete tax benefits principally related to these settlements.

Fair Value Measurements

The performance of fair value
measurements is an integral part of the preparation of financial statements in accordance with generally accepted accounting principles. Fair value is defined as the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal market for such asset or liability. Selection of the appropriate valuation technique, as well as determination of assumptions and estimates for each technique requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and certain liabilities. Either instance would have an impact on both our Consolidated Balance Sheet and Consolidated Statement of Earnings.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Business Combinations. During 2007 and
2006, we paid and/or assumed debt obligations of approximately $14.5 million and $2.07 billion in total consideration, net of cash acquired, for the purchase of whole, controlling interest or specific assets of several entities. The determination of fair value and associated lives for each asset and liability has a direct impact on our results of operations.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

Our impairment analysis, which is performed annually during the fourth quarter, did not result in an impairment charge for goodwill or indefinite lived intangible assets in the years presented.

Finite-Lived Intangible Assets. In determining whether finite-lived intangible assets (e.g., customer lists, film libraries) are impaired, the accounting rules do not provide for an annual impairment test. Instead, they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted cash flows, the asset would be written down to the discounted fair value. If the intent is to hold the asset for sale, to the extent the carrying value is greater than the asset’s value, an impairment loss is recognized for the difference.

Significant judgments in this
area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. There was no impairment of finite-lived intangible assets in the years presented.

RECENT PRONOUNCEMENTS

Statement No. 141 (R)

In December 2007, FASB issued Statement No. 141 (R), Business Combinations—revised
(“FAS 141 (R)”). FAS 141 (R) provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS 141 (R) will be effective for all business combinations consummated beginning January 1, 2009.

Statement No. 160

In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will be effective for us beginning January 1, 2009. We are currently assessing the potential effect of FAS 160 on the financial statements.

Statement No. 157

In
September 2006, the FASB finalized Statement No. 157 Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements; however, it does not require any new fair value measurements. The provisions of FAS 157 will be applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized or disclosed in the financial statements at fair value. The adoption of these provisions of the Statement are not expected to have a material impact on the financial statements. For all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, the effective date of FAS 157 has been delayed until January 1, 2009. We are currently assessing the potential effect of these provisions of the
Statement on the financial statements.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OTHER MATTERS

Legal Matters

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe the legal matters described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

Pending Litigation

In March 2007, we
filed a complaint in the Federal Court for the Southern District of New York against Google Inc. (“Google”) and its wholly owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

Former Viacom, NAI, Blockbuster and we, and certain of their and our respective present and former officers and directors, are currently defendants in an ERISA action in the United States District Court for the Northern District of Texas relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. A consolidated securities action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware arising from the same facts were dismissed in September 2007 and
February 2008, respectively. The plaintiff in the latter action have filed a notice of appeal. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. In September
2007, defendants’ motion to dismiss the ERISA action was granted in part and denied in part, and in November, the plaintiff filed an amended complaint, which the defendants moved to dismiss in January. Blockbuster has agreed to indemnify Former
Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by
Blockbuster, and we have agreed to indemnify CBS Corporation for any losses arising from these lawsuits. We believe that the plaintiffs’ positions in these litigations are without merit and intend to continue to vigorously defend ourselves.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the U.S. District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors, alleging against all defendants violations of
Sections 1 and 2 of the Sherman Antitrust Act. The complaint alleges that the programmer defendants conspired to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn offer programming to their customers in bundles, rather than in a channel by channel (or “à la carte”) basis. Plaintiffs seek, among other things, treble monetary damages in an unspecified amount and in injunction to compel the offering of channels to subscribers on an “à la carte” basis. In December 2007, all of the defendants moved to dismiss the amended complaint, and we intend to vigorously defend this lawsuit.

Concluded Litigation

On July 13, 2005, two identical shareholder derivative lawsuits were filed against Former
Viacom relating to the compensation of Sumner Redstone, Tom Freston and Leslie Moonves, each of whom was an executive officer of Former Viacom. On November 27, 2007, the judge in the case approved a final settlement, the costs of which were immaterial and have been evenly shared with CBS Corporation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Related Parties

NAI, through NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation and NAI also controls Midway Games. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive
Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the Vice Chair of the Board of Viacom and CBS Corporation, is President and a director of NAI and is Chairman of
Midway. Philippe Dauman, our President and Chief Executive Officer, and George Abrams, one of our directors, serve on the boards of both NAI and Viacom. Fred Salerno, one of our directors, serves on the board of both Viacom and CBS Corporation.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the years ended
December 31, 2007, 2006 and 2005, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $36.5 million, $13.4 million and $14.6 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 87% and 88% of the common stock of Midway Games Inc. (“Midway”) as of December 31,
2007 and 2006, respectively. Midway places advertisements on several of Viacom’s cable networks from time to time. During the years ended December 31, 2007, 2006 and 2005, Midway made payments to MTVN of approximately $2.9 million, $4.1 million and $5.9 million, respectively. We believe that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. We may continue to enter into these and other business transactions with Midway in the future.

In connection with our stock repurchase programs, in 2007 and 2006, respectively, we purchased 6.0 million and
6.9 million shares under the NAIRI Agreement for aggregate purchase prices of $245.8 million and $269.5 million, respectively.

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

For information on NAI’s participation in our stock repurchase program, see section on Capital Resources—Stock Repurchase Program.

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

Transactions with CBS Corporation, through the normal course of business, are settled in cash. The following table summarizes the transactions with CBS Corporation as included in our consolidated financial statements:

Year Ended December 31,

(in millions)

2007

2006

2005

Consolidated Statements of Earnings

Revenues

$
243.5

$
257.3

$
154.9

Operating expenses

$
184.7

$
166.5

$
170.5

Discontinued operations

$
(4.6
)

$
(2.6
)

$
(1.8
)

December 31,

2007

2006

Consolidated Balance Sheets

Accounts receivable

$
86.7

$
95.5

Other assets

22.6

40.2

Total due from CBS Corporation

$
109.3

$
135.7

Accounts payable

$
2.9

$
3.0

Participants’ share, residuals and royalties payable

177.3

168.5

Programming rights, current

98.1

152.6

Other liabilities

177.1

226.7

Liabilities held for sale

—

4.4

Total due to CBS Corporation

$
455.4

$
555.2

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement, in December 2005 we paid a preliminary special dividend to Former Viacom of $5.40 billion which was subject to adjustments for, among other items, actual
Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for 2005, compared to estimates used to calculate the preliminary special dividend. In 2006 and 2007, we made further payments of $206.1 million and $170.0 million, respectively, to CBS Corporation in final resolution of the adjustments.

401(k) Plan Transactions

Following the separation, some participants in the Viacom 401(k) Plan continued to be invested in CBS Corporation Class A and Class B common stock. On June 29,
2007, we entered into an agreement with CBS Corporation for CBS Corporation to purchase the shares of CBS Corporation Class A and Class B common stock from the Viacom 401(k) Plan, and in July, those shares were sold to CBS Corporation for total proceeds of $29.8 million.

Similarly, some participants in the 401(k) plans sponsored by CBS Corporation continued to be invested in Viacom Class A and Class B common stock following the separation. On June 29, 2007, we entered into an agreement with CBS Corporation for us to purchase the shares of Viacom Class A and Class B common stock from the CBS-sponsored 401(k) plans, and in
July, those shares were purchased for an aggregate amount of $120.0 million.

In connection with the separation, we entered into a Separation Agreement with CBS Corporation that identified assets to be transferred, liabilities to be assumed and obligations of each company following the separation,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

including indemnification obligations for such liabilities. We also entered into a Transition Services Agreement and a Tax Matters Agreement with CBS
Corporation. Such arrangements are further described below.

For information on the shares repurchased from the 401(k) plans sponsored by CBS Corporation, see section on Capital Resources—Stock Repurchase Program.

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

Employee Matters.  The
Separation Agreement allocated liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement and welfare benefit obligations. In general, the Separation Agreement provides that, following the separation, Viacom is responsible for all employment and benefit- related obligations and liabilities related to current employees who work for Viacom immediately following the separation, Former Viacom employees who most recently worked for other businesses and operations that became part of Viacom immediately following the separation, Former Viacom employees who most recently worked for certain other businesses and operations that were sold or discontinued prior to the separation, and certain other former employees of Former Viacom as set forth in the Separation Agreement (and, in each case, their dependents and beneficiaries). Liability for benefit-related obligations and liabilities of former employees of Former Viacom who most recently worked for the Former Viacom corporate office or the Paramount Pictures corporate office (other than those who accepted a post-separation position with CBS Corporation or Viacom) and certain Former Viacom corporate office employees who will remain employed by CBS Corporation and provide transition services following the separation is shared equally by Viacom and CBS Corporation.

Effective as of the separation, employees of
Viacom, other than overlapping employees, do not participate in Former Viacom’s employee benefit plans and Viacom established its own employee benefit plans that are

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosures on our market risk are
included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk.”

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has prepared and is responsible for our
consolidated financial statements and related notes. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and
with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal
Control – Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of December 31, 2007, Viacom maintained effective internal control over financial reporting.

The assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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

      Jacques
Tortoroli Senior Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over
Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits, which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2007, the Company changed the manner in which it accounts for uncertain tax positions. Additionally, as also discussed in Note 1, during the year ended December 31, 2006, the Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension and other postretirement plans.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers

New York, New York

February 27, 2008

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31,

(in millions, except earnings per share amounts)

2007

2006

2005

Revenues

$
13,423.1

$
11,361.1

$
9,519.5

Expenses:

Operating

7,430.7

5,963.2

4,669.5

Selling, general and administrative

2,664.1

2,266.1

2,235.2

Depreciation and amortization

392.6

365.2

256.1

Total expenses

10,487.4

8,594.5

7,160.8

Operating income

2,935.7

2,766.6

2,358.7

Interest expense, net

(464.1
)

(442.2
)

(18.1
)

Gain on sale of equity investment

151.0

—

—

Other items, net

(43.4
)

(14.0
)

(28.5
)

Earnings from continuing operations

2,579.2

2,310.4

2,312.1

Provision for income taxes

(929.0
)

(736.9
)

(1,018.1
)

Equity in earnings of affiliated companies, net of tax

0.2

7.3

9.4

Minority interest, net of tax

(20.2
)

(14.0
)

(3.8
)

Net earnings from continuing operations

1,630.2

1,566.8

1,299.6

Discontinued operations, net of tax

207.9

25.3

(42.7
)

Net earnings

$
1,838.1

$
1,592.1

$
1,256.9

Basic earnings per common share:

Earnings per share, continuing operations

$
2.42

$
2.19

$
1.73

Earnings (loss) per share, discontinued operations

$
0.31

$
0.04

$
(0.06
)

Net earnings per share

$
2.73

$
2.23

$
1.67

Diluted earnings per common share:

Earnings per share, continuing operations

$
2.41

$
2.19

$
1.73

Earnings (loss) per share, discontinued operations

$
0.31

$
0.03

$
(0.06
)

Net earnings per share

$
2.72

$
2.22

$
1.67

Weighted average number of common shares outstanding:

Basic

674.1

715.2

751.6

Diluted

675.6

716.2

751.6

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(in millions, except par value)

2007

2006

ASSETS

Current assets:

Cash and cash equivalents

$
920.2

$
705.8

Receivables (includes retained interests in securitizations – see Note 9)

2,617.1

2,236.1

Inventory

727.0

622.9

Deferred tax assets, net

247.6

257.6

Prepaid and other assets

320.7

352.5

Assets held for sale

—

36.2

Total current assets

4,832.6

4,211.1

Property and equipment, net

1,195.6

1,204.9

Inventory

4,107.7

3,783.8

Goodwill

11,375.4

11,137.0

Intangibles, net

684.0

817.2

Other assets

708.8

565.2

Assets held for sale

—

77.5

Total assets

$
22,904.1

$
21,796.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$
496.6

$
449.2

Accrued expenses

1,563.3

1,535.0

Participants’ share, residuals and royalties payable

1,545.3

1,225.3

Program rights obligations

369.7

369.8

Deferred revenue

406.1

364.5

Financing obligations

186.6

63.9

Other liabilities

705.8

539.1

Liabilities held for sale

—

70.0

Total current liabilities

5,273.4

4,616.8

Financing obligations

8,059.5

7,584.0

Program rights obligations

533.0

505.5

Participants’ share, residual and royalties payable

285.2

383.9

Deferred tax liabilities, net

104.7

68.9

Other liabilities

1,500.4

1,426.0

Liabilities held for sale

—

18.4

Minority interests

36.7

27.0

Commitments and contingencies (Note 17)

Stockholders’ equity:

Class A Common Stock, par value $0.001, 375.0 authorized; 57.4 and 59.7 outstanding, respectively

0.1

0.1

Class B Common Stock, par value $0.001, 5,000.0 authorized; 587.4 and 633.5 outstanding, respectively

0.6

0.6

Additional paid-in capital

8,079.3

7,872.4

Treasury stock

(4,502.4
)

(2,345.1
)

Retained earnings

3,407.1

1,592.1

Accumulated other comprehensive income

126.5

46.1

Total stockholders’ equity

7,111.2

7,166.2

Total liabilities and stockholders’ equity

$
22,904.1

$
21,796.7

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

Year Ended December 31,

2007

2006

2005

OPERATING ACTIVITIES

Net earnings

$
1,838.1

$
1,592.1

$
1,256.9

Discontinued operations, net of tax

(207.9
)

(25.3
)

42.7

Net earnings from continuing operations

1,630.2

1,566.8

1,299.6

Reconciling items:

Provision for deferred taxes

33.2

152.5

25.7

Depreciation and amortization

392.6

365.2

256.1

Feature film and program amortization

3,747.3

2,724.8

1,862.2

Securitization facilities

—

500.0

—

Stock based compensation

85.7

80.2

15.1

Gain on sale of equity investment

(151.0
)

—

—

Impairment of cost investment

36.0

—

—

Equity in affiliates and minority interest, net

20.0

6.7

(5.6
)

Distributions from affiliated companies

27.1

24.0

44.5

Operating assets and liabilities, net of acquisitions:

Receivables

(367.3
)

(17.1
)

(97.3
)

Inventory, program rights and participations

(3,809.0
)

(2,789.0
)

(1,909.7
)

Accounts payable and accrued expenses

(34.8
)

(514.1
)

277.1

Deferred revenue

37.9

(25.4
)

(7.4
)

Other, net

119.5

167.5

(84.5
)

Discontinued operations, net

8.8

27.8

(39.9
)

Net cash flow from operating activities

1,776.2

2,269.9

1,635.9

INVESTING ACTIVITIES

Net cash used in business combinations

(14.5
)

(1,415.5
)

(356.1
)

Business dispositions

194.1

700.6

404.2

Capital expenditures

(237.1
)

(208.7
)

(193.0
)

Investments in and advances to equity affiliates and other, net

(55.1
)

(8.3
)

(14.5
)

Discontinued operations, net

361.1

(1.0
)

(5.7
)

Net cash flow from/(used in) investing activities

248.5

(932.9
)

(165.1
)

FINANCING ACTIVITIES

Borrowings from banks

750.0

2,911.0

5,401.5

Repayments to banks

—

(8,316.0
)

—

Senior notes and debentures, net of discount

744.6

6,162.7

—

Commercial paper

(1,037.7
)

1,093.6

—

Repayment of notes payable and preferred interest

(25.0
)

(659.5
)

—

Proceeds from cash flow hedge

1.4

88.0

—

Special dividend to Former Viacom

(170.0
)

(206.1
)

(5,400.0
)

Net receipts/(contributions) with CBS Corporation

—

253.6

(1,182.9
)

Payment of capital lease obligations

(55.7
)

(58.3
)

(61.1
)

Purchase of treasury stock

(2,133.5
)

(2,318.3
)

—

Exercise of stock options and other, net

94.5

36.5

(8.4
)

Discontinued operations, net

—

—

(0.3
)

Net cash flow used in financing activities

(1,831.4
)

(1,012.8
)

(1,251.2
)

Effect of exchange rate changes on cash and cash equivalents

21.1

20.5

(8.5
)

Net change in cash and cash equivalents

214.4

344.7

211.1

Cash and cash equivalents at beginning of period

705.8

361.1

150.0

Cash and cash equivalents at end of period

$
920.2

$
705.8

$
361.1

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in millions)

Common Stock Issued (shares)

Common Stock/ Additional Paid-in Capital

Common Stock Held in Treasury (shares)

Treasury Stock

Retained Earnings

Accumulated Other Comprehensive Income/(Loss)

Total

Balance at December 31, 2004

751.6

$
13,465.2

—

$
—

$
—

$
—

$
13,465.2

Net earnings

—

1,256.9

—

—

—

—

1,256.9

Translation adjustments

—

—

—

—

—

(47.2
)

(47.2
)

Unrealized loss on securities

—

—

—

—

—

(0.2
)

(0.2
)

Cash flow hedges

—

—

—

—

—

(2.7
)

(2.7
)

Minimum pension adjustment

—

—

—

—

—

(9.4
)

(9.4
)

Discontinued operations

—

—

—

—

—

9.3

9.3

Comprehensive income

1,206.7

—

Acquisitions

—

356.1

—

—

—

—

356.1

Dispositions

—

(391.1
)

—

—

—

—

(391.1
)

Special dividend to Former Viacom

—

(5,400.0
)

—

—

—

—

(5,400.0
)

Net contributions to CBS Corp.

—

(1,449.0
)

—

—

—

—

(1,449.0
)

Balance at December 31, 2005(1)

751.6

7,838.1

—

—

—

(50.2
)

7,787.9

Net earnings

—

—

—

—

1,592.1

—

1,592.1

Translation adjustments

—

—

—

—

—

71.9

71.9

Unrealized gain on securities

—

—

—

—

—

0.9

0.9

Cash flow hedges

—

—

—

—

—

50.9

50.9

Minimum pension adjustment

—

—

—

—

—

11.9

11.9

Comprehensive income

1,727.7

Compensation expense

—

87.1

—

—

—

—

87.1

Exercise of stock options, and other

1.9

45.1

—

—

—

—

45.1

Purchase of treasury stock

—

—

(60.3
)

(2,345.1
)

—

—

(2,345.1
)

Adoption of FAS 158

—

—

—

—

—

(39.3
)

(39.3
)

Special dividend to Former Viacom

—

(376.1
)

—

—

—

—

(376.1
)

Net contributions to CBS Corp.

—

274.3

—

—

—

—

274.3

Adoption of SAB No. 108

—

4.6

—

—

—

—

4.6

Balance at December 31, 2006

753.5

7,873.1

(60.3
)

(2,345.1
)

1,592.1

46.1

7,166.2

Net earnings

—

—

—

—

1,838.1

—

1,838.1

Translation adjustments

—

—

—

—

—

68.7

68.7

Unrealized loss on securities

—

—

—

—

—

(2.5
)

(2.5
)

Cash flow hedges

—

—

—

—

—

(2.1
)

(2.1
)

Defined benefit pension plans

—

—

—

—

—

16.3

16.3

Comprehensive income

1,918.5

Compensation expense

—

96.6

—

—

—

—

96.6

Exercise of stock options, and other

4.1

110.3

—

—

—

—

110.3

Purchase of treasury stock

—

—

(52.5
)

(2,157.3
)

—

—

(2,157.3
)

Adoption of FIN 48

—

—

—

—

(23.1
)

—

(23.1
)

Balance at December 31, 2007

757.6

$
8,080.0

(112.8
)

$
(4,502.4
)

$
3,407.1

$
126.5

$
7,111.2

(1)
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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company. Viacom engages audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media
Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. Through a combination of original and acquired programming and other entertainment content, the Media Networks brands are focused on providing content that appeals to key demographics attractive to advertisers across multiple distribution platforms, including cable television program services and digital media assets. The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, DreamWorks Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands.

On December 31, 2005, the Company became a stand-alone public entity in connection with the separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation. References in these financial statements to CBS Corporation mean CBS Corporation and its consolidated subsidiaries, unless the context requires otherwise. Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom, with its business comprising the “Cable Networks” and “Entertainment” segments of Former Viacom. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

Basis of Presentation

Accounting Changes

Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN
48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the
Company recognized a $9.2 million increase in unrecognized income tax benefits, primarily related to state income tax matters, along with $13.9 million of related potential interest and penalties. The items were recorded as Other liabilities—noncurrent with a corresponding reduction to Retained earnings. For additional information refer to Note 15.

Staff
Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin
No. 108, Considering the Effect of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Prior to the Company’s application of the guidance in SAB 108, the Company used the roll-over method for quantifying financial statement misstatements. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.

SAB 108 permits companies to initially apply its provisions either by (i) restating prior financial statements as if the provisions had always been applied or
(ii) recording the cumulative effect of initially applying SAB 108 as

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

(in millions)

2005

2004

Media Networks(2)

$
32.0

$
(16.6
)

$
(1.8
)

$
50.4

Filmed Entertainment(3)

(59.0
)

(10.8
)

(21.2
)

(27.0
)

(Increase)/decrease in operating income

(27.0
)

(27.4
)

(23.0
)

23.4

Provision for income taxes

22.4

10.7

9.0

2.7

(Increase)/decrease in net earnings

$
—

$
(16.7
)

$
(14.0
)

$
26.1

Increase to stockholders’ equity

$
(4.6
)

(1)
The Company quantified these errors under the roll-over method and concluded that they were immaterial, individually and in the aggregate.

(2)
The adjustment for Media Networks is in respect of ratings guarantees provided to advertisers on the Company’s media networks and amounts accrued for marketing cost in excess of actual cost incurred. Prior to 2006, the Company’s policy was to record a liability for amounts due to advertisers only for amounts in excess of a de minimus threshold. The cumulative pre-tax impact for this item is the correction of a $47.8 million overstatement of revenue and a corresponding understatement of deferred revenue. Partially offsetting the operating impact of the revenue adjustment described above, is the correction of a $15.8 million cumulative overstatement of operating expenses and a corresponding overstatement of accrued marketing expenses.

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

Statement No. 158

In September
2006, the FASB issued Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”), effective
December 31, 2006. FAS 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Upon adoption, the Company recorded a pre-tax reduction to Accumulated other comprehensive income of $64.5 million ($39.3 million after tax) representing the difference between the funded status of the plans based on the projected benefit obligation and the amounts recorded on the Company’s Consolidated Balance Sheet as of December 31, 2006. For additional information regarding the adoption of
FAS 158, please refer to Note 13.

Statement No. 123(R) and SAB No. 107

The Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) as of January 1, 2006. FAS
123(R) requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. FAS 123(R) also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Upon adoption of SFAS 123(R), the Company elected the long-form method for calculating the historical pool of windfall tax benefits. As allowed by the standard, the Company chose to exclude the impact of pro forma deferred tax assets on partially and fully vested awards at adoption date for purposes of calculating assumed proceeds under the treasury stock method for diluted earnings per share.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In adopting FAS 123(R), the Company elected the modified prospective application method. As such, periods prior to
January 1, 2006 are presented in accordance with the disclosure only provisions of FASB Statement 123, Accounting for Stock-Based Compensation (“FAS 123”), the standard prior to FAS 123(R). The following table reflects the effect on Net earnings if the Company had applied the fair value recognition provisions of FAS 123 to stock based employee compensation in the year ended December 31, 2005. The pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005:

Year Ended December 31, 2005

(in millions, except per share amounts)

Net earnings

$
1,256.9

Stock option expense, net of tax

(140.3
)

Pro forma net earnings

$
1,116.6

Basic and diluted earnings per common share:

Net earnings

$
1.67

Pro forma net earnings

$
1.49

For additional information regarding SFAS 123(R), please refer to Note 12.

Discontinued Operations

Components of the Company are assessed for
discontinued operation classification when they have been disposed of or are held for sale in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2007, the Company completed the sale of Famous Music. In July 2005, Former Viacom sold Famous Players, a Canadian-based theater chain. Famous Music and Famous Players have been presented as discontinued operations for all periods presented. The year ended December 31, 2006 also includes the release of tax reserves resulting from audit settlements in respect of Blockbuster Inc. (“Blockbuster”), which was split off from Former Viacom in 2004. See Note 20 for additional information.

Separation from Former Viacom

As a result of the separation from
Former Viacom, the consolidated financial statements for the year ending December 31, 2005 are presented on a carve-out basis. Accordingly, the assets and liabilities of Viacom assigned to the Company in the separation have been accounted for at the historical book values carried by Former Viacom prior to the separation. Indebtedness, other than certain capital lease obligations, was not transferred to Viacom and remained at CBS Corporation. Accordingly, debt service cost is not reflected in the Consolidated Statement of Earnings for the year ended December 31, 2005.

For the year ended December 31, 2005, the Consolidated
Statement of Stockholders’ Equity reflects the invested capital balances of Former Viacom which includes the accumulated earnings as well as receivables/payables due to/from CBS Corporation resulting from cash transfers and intercompany activity.

In connection with the separation from CBS Corporation in 2005, the Company was responsible for the first $195.0 million in direct transaction costs with amounts incurred in excess of $195.0 million being split equally between the Company and CBS Corporation. The Consolidated Statement of Earnings for the year ended December 31, 2005 includes allocations of Former Viacom corporate expenses and Paramount corporate overhead of $162.0 million and transaction costs related to the separation of $163.5 million, which are primarily included within selling, general and administrative costs. The allocations are generally meant to reflect the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

utilization of shared corporate facilities, people and services of Former Viacom by the Company. Management believes the methodologies used to allocate charges for the services described above are reasonable. The transaction costs principally included severance amounts, expenditures on information systems and investment banking and other professional fees.

The historical carve-out consolidated financial statements may not necessarily reflect what the Company’s earnings, financial position and cash flows would have been if the Company had been a separate stand-alone entity for periods prior to and including December 31, 2005.

In accordance with the terms of the
Separation Agreement, in December 2005, the Company paid a preliminary special dividend to Former Viacom of $5.40 billion in December 2005 which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for 2005, compared to estimates used to calculate the preliminary special dividend. In 2006 and 2007, the Company made further payments of $206.1 million and $170.0 million, respectively, to CBS
Corporation in final resolution of the adjustments.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of
the Company include the accounts of Viacom Inc., its subsidiaries and variable interest entities (VIEs), as defined in FASB Interpretation (“FIN”) No. 46 (as revised), Variable Interest Entities (“FIN 46(R)”), where the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in VIEs is included in Note 4 and Note 17. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded, after tax, in Equity in earnings of affiliated companies, net of tax. Related party transactions between the Company and CBS Corporation have not been eliminated.

Revenue

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured.

Advertising revenue earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and the contracted audience rating is met. Should the advertisement fail to meet the contracted audience rating, the Company establishes a liability referred to as an audience deficiency unit liability. The liability is typically relieved when the audience rating is met, typically through the provision of additional air time for the advertiser.

Affiliate fees recognized by the Media Networks segment received from cable television operators, direct-to-home satellite operators and other distributors are recognized as earned when the service has been provided. Licensing associated with consumer products is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees.

Revenue in connection with the exhibition of feature films by the Filmed Entertainment segment is accounted for in accordance with Statement of Position
(“SOP”) No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). Revenue is recognized from theatrical distribution of motion pictures upon exhibition.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

For home entertainment product sold by the Filmed Entertainment and Media Networks segments, revenue is recognized on the later of the shipment or the date that those products are made widely available for sale by retailers. Revenue from the licensing of feature films and original programming for exhibition in television markets is recognized upon availability for telecasting by the licensee. Revenue for video-on-demand and similar pay-per-view arrangements are recognized as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Sales Returns

The Company records a provision for sales returns and
allowances at the time of sale based upon an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the product and point-of-sale data available from certain retailers.

Inventory

Inventories related to
theatrical and cable content (which include direct production costs, theatrical production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized and estimated liabilities for residuals and participations are accrued for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. The Company has entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

The cost of
theatrical development projects is amortized over a three-year period unless they are abandoned earlier, in which case these projects are written down to their estimated net realizable value in the period the decision to abandon the project is determined.

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

Merchandising and other inventories are valued at the lower of cost or market value. Cost is determined using the average cost method.

Gross versus Net Revenue Recognition

The Company earns and recognizes revenues as a distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether the Company acts as the principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. In concluding on whether or not the Company acts as principal, the guidance set forth by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) is followed. The determination is based on an evaluation on which party has the substantial risks and rewards of ownership under the terms of an arrangement.

The Company’s most significant arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. (“DreamWorks
Animation” and collectively, the “DWA agreements”) and the distribution agreement with DW Funding LLC (“DW Funding”). Under the terms of these agreements, the Company is generally responsible for

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company retains a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a film-by-film basis prior to any participation payments to DreamWorks Animation or DW Funding. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis in accordance with EITF 99-19.

Advertising Expense

The Company expenses advertising costs, including advertising costs for feature films, as incurred in accordance with SOP 93-7 Reporting Advertising Costs and SOP
00-2. The Company incurred total advertising expenses of $1.63 billion in 2007, $1.20 billion in 2006 and $888.0 million in 2005.

Business
Combinations and Intangible Assets Including Goodwill

The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair value at the date of acquisition.

Goodwill
represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies, generally revenue synergies, between the acquired entities and the Company and the acquired assembled workforce. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range from 5 to 15 years.

Impairment

Amortizable
intangible assets are tested for impairment based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. Goodwill and indefinite lived intangible assets are tested annually for impairment, or sooner when circumstances indicate impairment may exist, using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business which is one level below that operating segment. The Company’s reporting units are consistent with its operating segments. No impairment of goodwill or indefinite lived intangible assets has been identified during the periods presented.

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, pension adjustments, unrealized gains or losses on certain derivative financial instruments, and unrealized gains and losses on certain investments in equity securities.

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Basic earnings per share for the year ended December 31, 2005 was computed by dividing net earnings by the number of shares of common stock issued and outstanding at the date of the separation as if such shares were outstanding as of January 1, 2005.

The determination of diluted earnings per common share includes the potential dilutive effect of stock options, restricted share units and performance share units based upon the application of the treasury stock method. Diluted earnings per common share for the year ended December 31, 2005 is equal to basic earnings per share as no dilutive securities were outstanding for such period.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share:

Common Shares Outstanding

Year Ended December 31,

(in millions)

2007

2006

2005

Weighted average common shares outstanding, basic

674.1

715.2

751.6

Dilutive effect of stock options

1.0

0.9

—

Dilutive effect of restricted & performance share units

0.5

0.1

—

Weighted average common shares outstanding, dilutive

675.6

716.2

751.6

In the aggregate, total stock options and share units for Class B common stock of 39.1 million and
41.9 million were excluded from the calculation of diluted earnings per common share for the years ended December 31, 2007 and 2006, respectively, because their inclusion would have been anti-dilutive.

Provision for Income Taxes

The Company accounts for income taxes as
required by FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”) and related interpretations. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Uncertain tax positions are recorded based on a cumulative probability assessment if it is more likely than not – a more than 50 percent chance – that the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. Interest and penalties related to uncertain tax positions are included in income tax expense. Liabilities for uncertain tax positions are classified in the Consolidated Balance Sheets based on when they are expected to be paid.

Prior to 2007, income tax
contingencies were determined using an asset recognition model for which the initial valuation was based on an evaluation of tax positions under applicable tax law and the likelihood of prevailing based on these positions. Tax positions considered probable of being sustained on audit based solely on the technical merits of the position were recorded as a benefit. Under the asset recognition model, if the initial assessment failed to result in the recognition of a tax benefit, the position was monitored and subsequently recognized as a tax benefit if there were changes in tax law or analogous case law, including advice from counsel, that sufficiently raised the likelihood of prevailing on the technical merits of the position to probable;
if there was a completion of an audit resulting in a settlement of that tax year with the appropriate agency; or if the statute of limitations expired.

For federal income tax purposes for the year ended December 31, 2005 and prior, the Company filed a consolidated tax return with CBS Corporation. Pursuant to the Tax Matters Agreement with CBS Corporation (the “Tax Matters
Agreement” which is further described in Note 16), the Company determined its federal tax liability principally on a separate company basis and paid any liability to CBS Corporation. State tax returns for the years ended December 31, 2005 and prior are filed on an individual company basis except for certain states where they were filed on a combined basis with CBS Corporation. Pursuant to the Tax Matters Agreement, the Company determined its state tax liability for those combined states on a separate company basis and paid such tax to CBS Corporation.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Pension and Other Postretirement Benefits

The Company and certain of its subsidiaries have defined benefit pension plans covering a majority of domestic employees and, to a lesser extent, international employees. Pension and other postretirement benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. In accordance with FAS 158, the Company recognizes the funded status of its defined benefit postretirement plans (other than a multiemployer plan) as an asset or liability in the Consolidated Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with repairs and maintenance of property are expensed as incurred.

Stock Based Compensation

The Company measures the cost of employee
services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. In accordance with FAS 123(R), the Company utilizes the long-form method for calculating the historical pool of windfall tax benefits and excludes the impact of pro-forma deferred tax assets on partially and fully vested awards at adoption date for purposes of calculating assumed proceeds under the treasury stock method for diluted earnings per share.

Securitizations

The Company sells to investors on a revolving non-recourse basis a percentage ownership interest in certain accounts receivable through wholly-owned special purpose entities. The receivable securitization programs are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company retains interests in the trade accounts receivable that have not been sold to investors, and these retained interests are included in the Consolidated Balance Sheets under the caption Receivables. The retained interests in the receivables are shown at amounts expected to be collected by the Company, and such carrying value approximates the fair value of the Company’s retained interests.

Viacom
is compensated for its services in the collection and administration of the securitized receivables. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximates the related costs. Losses on the sale of receivables represent the financial cost of funding under the securitization programs and are included in Other items, net.

Investments

The Company’s investments primarily consist of investments in affiliates and other investments. Investments in affiliates, over which the Company has a significant influence, but not a controlling interest, are accounted for using the equity method. Other investments in equity securities are carried at fair value, to the extent readily determinable, with unrealized gains and losses recorded in other comprehensive income, and at cost where fair value is not readily determinable. The Company monitors its investments for impairment at least annually and makes appropriate reductions in carrying values if the
Company determines that an impairment charge is required based on qualitative and quantitative information. The Company’s investments are included in Other assets in the Consolidated Balance Sheets.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Guarantees

The
Company follows the recognition provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) for
guarantees. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. For additional information on guarantees, refer to Note 17.

Restructuring Costs

The Company accounts for restructuring
costs pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). Under FAS 146, a liability is recognized when the costs are incurred and such costs are initially recorded at fair value.

Derivative Financial Instruments

Derivative financial instruments are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Under FAS 133, all derivatives are recorded on the
Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings as part of Other items, net. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. The Company does not hold or enter into financial instruments for speculative trading purposes.

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

Reclassification

Certain amounts have been reclassified to conform to the 2007 presentation.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 3. RECENT ACCOUNTING STANDARDS

Statement No. 141(R)

In December 2007, FASB issued Statement No. 141(R), Business
Combinations—revised (“FAS 141(R)”). FAS 141(R) provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS 141(R) will be effective for all business combinations consummated beginning January 1, 2009.

Statement No. 160

In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently assessing the potential effect of FAS 160 on the financial statements.

Statement No. 157

In September 2006, the FASB finalized Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements, however, it does not require any new fair value measurements. The provisions of FAS 157 will be applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized or disclosed in the financial statements at fair value. The adoption of these provisions of the Statement are not expected to have a material impact on the financial statements. For all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, the effective date of FAS 157 has been delayed until January 1, 2009. The Company is currently assessing the potential effect of these provisions of the Statement on the financial statements.

NOTE 4. ACQUISITIONS AND INVESTMENTS

DreamWorks L.L.C.

On January 31, 2006, the Company completed
the acquisition of DreamWorks L.L.C. (“DreamWorks”), a leading producer of live-action motion pictures and television programming. The total consideration of $1.53 billion, net of cash acquired of $257.2 million, consisted of $1.11 billion of cash paid, $657.4 million of assumed note payables and preferred interest and $22.5 million of stock based compensation and transaction costs. The preferred interest assumed was repurchased and cancelled prior to March 31, 2006 and the assumed notes payable were repaid prior to June 30, 2006.

The table below provides a summary of purchase price allocations as of the acquisition date:

(in millions)

Amount

Average Life

Film inventories, including live-action library

$
1,093.7

10 years

Distribution and fulfillment services

280.0

8 years

Trademarks

12.8

6 years

Output agreements

7.5

7 years

Working capital deficit, net

(159.7
)

Goodwill

295.0

Total purchase price, net of cash acquired

$
1,529.3

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The results of operations for DreamWorks are included in the Filmed Entertainment segment beginning February 1,
2006. The following unaudited pro forma financial information presents the combined results of operations of the Company and DreamWorks as if the acquisition had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations:

Year Ended December 31,

(in millions, except per share amounts)

2006

2005

Revenues

$
11,553.5

$
11,854.0

Net earnings from continuing operations

$
1,564.5

$
1,143.9

Net earnings

$
1,589.8

$
1,106.2

Net earnings per common share:

Basic

$
2.22

$
1.47

Diluted

$
2.22

$
1.47

Sale of DreamWorks Live-Action Film Library

Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 16, 2005. In May 2006, the Company sold a fifty-one percent controlling interest in DW Funding, the entity which owns the live-action library, to Soros Strategic Partners LP (“Soros”) and Dune Entertainment II LLC (“Dune”). No gain or loss was recognized in connection with the sale of the controlling interest in DW Funding as the sale of the live-action film library was contemplated at the time of the DreamWorks acquisition. In connection with the sale, DW Funding entered into senior borrowings with a third-party and mezzanine financings with
Soros and Dune, the proceeds of which were utilized to fund the cash paid to the Company for the sale of its controlling interest in DW Funding. The Company received $675.3 million net proceeds, after considering closing adjustments, which was principally utilized to repay notes acquired as part of the DreamWorks acquisition. DW Funding is a variable interest entity; however, the Company is not the primary beneficiary and therefore accounts for its minority interest held in DW Funding based on the equity method of accounting.

In connection with the sale of the live-action film library, the Company entered into an exclusive five-year agreement to provide distribution services for the live-action film library. The Company determined that it is the primary obligor with respect to providing these services and accounts for revenues earned and costs incurred on a gross recognition basis pursuant to EITF 99-19. In the event that Soros and Dune continue to own DW Funding after the fifth year, the distribution agreement will automatically renew.

Other Business Combinations

In 2007, the Company invested $14.5 million in acquisitions.

In October 2006, the Company acquired Harmonix Music Systems Inc. (“Harmonix”), the developer of Rock Band, Guitar Hero and other gaming titles. In addition, to the extent financial results exceed specific contractual targets against a defined gross profit metric through 2008, former Harmonix shareholders will be eligible for incremental earn-out payments with respect to the years ended
December 31, 2007 and December 31, 2008. At December 31, 2007, the Company has accrued $208.7 million for the expected earn-out payment. The Company expects to have a final payment with respect to the year ended December 31, 2008 due in 2009. Also in 2006, the Company acquired Atom Entertainment, Inc., a portfolio of four leading online destinations for casual games, short films and animation and Xfire, Inc., a leading gaming and social networking service, among other acquisitions. In total, the Company paid $463.0 million in aggregate cash consideration, net of cash acquired in 2006.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

During 2006, the Company also acquired additional interests in four entities previously accounted for under the equity method of accounting. All additional interests were acquired for aggregate cash consideration, net of cash acquired, of $99.7 million. The Company began consolidating such interests upon acquisition of each respective controlling interest within its Media Networks segment.

In 2005, the Company invested $8.3 million in acquisitions, principally iFilm and Neopets, Inc., both of which have been consolidated as part of the Media Networks segment from the date of closing of the respective transactions.

The pro forma impact of these and
other business combinations completed during each of the years ended December 31, 2007, 2006 and 2005, either individually or in the aggregate, were not material to the Company for the periods presented.

Investments

At December 31, 2007 and 2006, the Company had
equity method investments totaling $265.7 million and $110.6 million, respectively, which are included in Other assets in the Consolidated Balance Sheets. In August 2007, the Company contributed a $230 million non-interest bearing note payable and certain assets related to MTV’s URGE digital music service for a 49% stake in Rhapsody America LLC, a newly formed venture with RealNetworks, Inc. In November 2007, the Company established a joint venture (“Viacom 18”)
with Network18 Fincap Limited (“Network18”) a leading entertainment and media company in India, through the Company’s contribution of its existing MTV Networks’ India operations, with cash and other consideration contributed to the venture by Network18. At December 31, 2007, the Company has a future funding commitment of $205 million related to its investment in Viacom 18. Both investments are accounted for under the equity method of accounting.

During 2007, the Company sold its non-controlling investment in MTV Russia, an international equity affiliate, for $191.1 million and recognized a pre-tax gain on the sale of $151.0 million.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the years ended December 31, 2007 and 2006, the changes in the book value of goodwill by segment were as follows:

Goodwill (in millions)

Media Networks

Filmed Entertainment

Balance at December 31, 2005

$
9,018.5

$
1,342.9

Additions

371.9

295.0

Purchase price adjustments

58.4

5.0

Foreign currency translation

45.3

—

Balance at December 31, 2006

9,494.1

1,642.9

Additions

4.3

—

Purchase price adjustments

236.3

(48.9
)

Foreign currency translation

46.7

—

Balance at December 31, 2007

$
9,781.4

$
1,594.0

The carrying amount of goodwill increased $238.4 million during 2007 principally as a result of the accrual of contingent consideration related to the Harmonix acquisition, which is further described in Note 4 above.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Intangible Assets

The following table details the Company’s intangible asset balances by major asset classes:

Intangible Assets

December 31,

(in millions)

2007

2006

Finite lived intangible assets:

Subscriber agreements

$
55.6

$
440.0

Film distribution and fulfillment services

343.5

343.5

Other intangible assets

368.3

356.8

Total finite lived intangible assets

767.4

1,140.3

Less accumulated amortization

(220.0
)

(449.2
)

Finite lived intangible assets, net

$
547.4

$
691.1

Trademarks, indefinite lived

136.6

126.1

Total intangible assets

$
684.0

$
817.2

The net carrying amount of intangible assets decreased $133.2 million during 2007, principally as a result of current year amortization. Changes in the gross amounts of subscriber agreements and accumulated amortization reflect the write off of fully amortized subscriber agreements, which have been written off at the end of their useful life.

Amortization expense relating to intangible assets was $143.0 million in 2007, $135.0 million in 2006, and $68.2 million in 2005. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization at December 31, 2007 to be as follows for each of the next five succeeding years:

(in millions)

2008

2009

2010

2011

2012

Amortization expense

$
103.5

$
102.2

$
98.7

$
80.5

$
58.3

NOTE 6. INVENTORY

Inventory

December 31,

(in millions)

2007

2006

Film Inventory:

Released, net of amortization

$
760.3

$
834.2

Completed, not yet released

267.7

31.1

In process and other

860.2

909.1

Total film inventory

1,888.2

1,774.4

Programming Inventory:

Original programming

1,303.0

1,165.4

Acquired program rights

1,424.4

1,295.1

Merchandise and other inventory

219.1

171.8

Total inventory

4,834.7

4,406.7

Less current portion

(727.0
)

(622.9
)

Total inventory, noncurrent

$
4,107.7

$
3,783.8

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company expects to amortize approximately $412.8 million of production and film costs for its completed and released films and completed but not yet released during the year ending December 31, 2008 using the individual-film-forecast computation method. In addition, the Company expects to amortize approximately 91% of unamortized production and film costs for released films, excluding acquired film libraries, at December 31, 2007 within the next three years.

As of December 31, 2007,
unamortized film libraries of approximately $84.1 million remain to be amortized on a straight-line basis over an average remaining life of six years.

NOTE 7. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations

December 31,

(in millions)

2007

2006

Senior Notes and Debentures:

Senior notes due 2009, LIBOR + 0.35%

$
750.0

$
750.0

Senior notes due 2011, 5.750%

1,494.0

1,492.2

Senior notes due 2016, 6.250%

1,494.6

1,493.9

Senior notes due 2017, 6.125%

496.6

—

Senior debentures due 2036, 6.875%

1,733.5

1,733.0

Senior debentures due 2037, 6.750%

248.3

—

Senior notes due 2055, 6.850%

750.0

750.0

Note payable

169.9

—

Commercial paper

55.9

1,093.6

Credit facility

750.0

—

Obligations under capital leases

303.3

335.2

Total financing obligations

8,246.1

7,647.9

Less current portion

(186.6
)

(63.9
)

Total non-current financing obligations

$
8,059.5

$
7,584.0

Senior Notes and Debentures

In October 2007, the Company sold $500 million aggregate principal amount of 6.125% senior notes due 2017 at a price equal to 99.286% of the principal amount and $250 million aggregate principal amount of 6.750%
Senior Debentures due 2037 at a price equal to 99.275% of the principal amount. The total discount on the sale of these instruments was $5.4 million. The Company used the total cash proceeds, net of offering expenses, of $739.5 million to repay amounts outstanding under its revolving credit facility and its commercial paper program.

In April 2006, the Company sold $4.75 billion in aggregate
principal amounts of 5.75% Senior Notes due 2011, 6.25% Senior Notes due 2016 and 6.875% Senior Debentures due 2036. In addition, in June 2006, the Company sold $750.0 million in Floating Rate Senior Notes due 2009 that bear interest at a per annum rate equal to the three-month London Interbank Offer Rate (“LIBOR”) plus 0.35%, to be reset quarterly. In December 2006, the Company sold $750.0 million of 6.85% Senior Notes due 2055. In accordance with the terms of the Company’s term loan agreement in place at the time of the offering, the Company utilized the net proceeds from the offerings to repay in full amounts outstanding under such facility and used the remainder to pay a portion of the amounts outstanding under the
Company’s commercial paper program.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At December 31, 2007 and 2006, the total unamortized discount related to the fixed rate Senior Notes and
Debentures was $33.0 million and $30.9 million, respectively. Based on the level of interest rates prevailing at December 31, 2007 the carrying value of the Company’s fixed-rate debt exceeded its fair market value by $28.0 million.

Note Payable

The Company issued a $230 million
non-interest bearing note payable ($190.0 million, discounted at a rate of 5.8% with quarterly principal payments fully amortizing in 2013) related to its investment in Rhapsody America, LLC, a newly formed venture with RealNetworks, Inc. At
December 31, 2007, the total unamortized discount related to the note payable was $35.1 million.

Commercial Paper

At December 31, 2007 and 2006, the outstanding commercial paper had a weighted average interest rate of 5.95% and 5.62%, respectively. At December 31, 2007 the average remaining life was less than 30 days. The commercial paper is classified as non-current financing obligations as the Company has the intent and ability through utilization of the $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

Credit Facility

At December 31, 2007 and 2006, the Company had a single $3.25 billion revolving facility due December 2010. The primary purpose of the facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under the revolving facility are determined at the time of each borrowing and are based generally on the LIBOR plus a margin based on the senior unsecured credit rating of the Company. A facility fee is paid based on the total amount of the commitments. In addition, the Company may borrow in certain foreign currencies up to specified limits under the revolving facility.

The credit facility
contains typical covenants for an investment grade company, with the only financial covenant being a minimum interest coverage ratio. At December 31, 2007, the Company was in compliance with all covenants under the credit facility.

The Company’s scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2007 were as follows:

(in millions)

2008

2009

2010

2011

2012

2013 Thereafter

Long-term debt

$
105.0

$
815.0

$
840.9

$
1,500.0

$
—

$
4,750.0

Interest expense on debt borrowings was $453.7 million in 2007 and $425.4 million in 2006. Total interest paid on borrowings during 2007 and 2006 was $443.7 million and $369.3 million, respectively. With the exception of capital leases, due to the timing of its debt borrowings in 2005, the Company did not pay any interest in 2005.

NOTE 8. FINANCIAL INSTRUMENTS

The Company uses derivative financial
instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the
Japanese Yen, the Canadian Dollar and the Euro, foreign currency forward contracts are used. Additionally, the Company designates forward contracts used

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to hedge future production costs as cash flow hedges, and designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period earnings as part of Other items, net in the Consolidated Statement of Earnings. The Company manages the use of foreign exchange derivatives centrally. At December 31, 2007, the notional value of all foreign exchange contracts was $126.6 million, of which $26.3 million related to the hedging of future production costs. The remaining $100.3 million represented hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2006, the notional value of all foreign exchange contracts was $253.0 million, of which $1.6 million related to the hedging of future production costs. The remaining $251.4 million represented hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

A portion of the Company’s interest expense is exposed to movements in short-term rates. Interest rate hedges may be used to modify this exposure at the discretion of the Company. During 2007 and 2006, the Company had entered into $350.0 million and $2.35 billion, respectively, notional amount of interest rate hedges to reduce the variability of cash flows attributable to changes in the benchmark interest rate of future debt issuances. The Company terminated the hedges during the same years, resulting in cash proceeds to the Company of approximately $1.4 million and $88.0 million, respectively that was principally recorded as a component of other comprehensive income, net of tax. Such amount recorded in other comprehensive income will be recognized as a reduction of interest expense, net over the life of the senior notes and debentures. As of December 31, 2007 and 2006, there were no interest rate hedges outstanding.

NOTE 9. RECEIVABLES

Receivables, including securitizations, at December 31, 2007 and 2006 were as follows:

Receivables, Including Securitizations (in millions)

December 31, 2007

December 31, 2006

Securitized pools of trade receivables

$
2,259.1

$
2,010.6

Interests in securitizations sold to third parties

(950.0
)

(950.0
)

Retained interests in securitizations

1,309.1

1,060.6

Receivables not subject to securitizations

1,409.9

1,318.4

Receivables, including retained interests in securitizations

2,719.0

2,379.0

Less allowance

(101.9
)

(142.9
)

Total receivables, including retained interests in securitizations, net

$
2,617.1

$
2,236.1

During 2006, the Company increased its securitization programs by $500.0 million to $950.0 million. The terms of the revolving securitization arrangements require that the receivable pools meet certain performance ratios. At December 31, 2007 and 2006 the Company was in compliance with the required ratios under the receivable securitization programs. The financial cost of funding and the cash flow impact of the securitization programs to the Company’s operating cash flows are included in Note 18.

The
Company’s receivables do not represent significant concentrations of credit risk at December 31, 2007, due to the wide variety of customers, markets and geographic areas from which the Company derives its revenue.

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

Preferred Stock

In connection with the separation, the Company’s capital stock includes 25 million authorized shares of preferred stock with a par value $0.001 per share. At
December 31, 2007 and 2006, none of the 25 million authorized shares of the preferred stock is issued and outstanding.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Comprehensive Income/(Loss)

Total changes in stockholders’ equity are included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The pre-tax and after-tax components of comprehensive income/(loss) are as follows:

(in millions)

Pre-Tax

Tax

After-Tax

Year ended December 31, 2005

Translation adjustments

$
(47.2
)

$
—

$
(47.2
)

Unrealized gain on securities

(0.3
)

0.1

(0.2
)

Cash flow hedges

(4.4
)

1.7

(2.7
)

Minimum pension adjustment

(15.4
)

6.0

(9.4
)

Discontinued operations

15.2

(5.9
)

9.3

$
(52.1
)

$
1.9

$
(50.2
)

Year ended December 31, 2006

Translation adjustments

$
71.9

$
—

$
71.9

Unrealized loss on securities

1.5

(0.6
)

0.9

Cash flow hedges

83.4

(32.5
)

50.9

Minimum pension adjustment

19.5

(7.6
)

11.9

$
176.3

$
(40.7
)

$
135.6

Year ended December 31, 2007

Translation adjustments

$
68.7

$
—

$
68.7

Unrealized loss on securities

(4.1
)

1.6

(2.5
)

Cash flow hedges

(3.4
)

1.3

(2.1
)

Defined benefit pension plans

28.9

(12.6
)

16.3

$
90.1

$
(9.7
)

$
80.4

The components of accumulated other comprehensive income/(loss) are as follows:

December 31,

(in millions)

2007

2006

2005

Translation adjustments .

$
113.7

$
45.0

$
(26.9
)

Unrealized gain (loss) on securities

(1.6
)

0.9

—

Cash flow hedges

48.7

50.8

(0.1
)

Pension and post retirement related amounts

(34.3
)

(50.6
)

(23.2
)

$
126.5

$
46.1

$
(50.2
)

NOTE 11. STOCK REPURCHASE PROGRAM

From January 2006 until June 22, 2007, the Company repurchased shares of its Class B Common stock under a $3.0 billion stock repurchase program. In connection with the program, the Company entered into an agreement with National Amusements, Inc. (“NAI”) and its wholly-owned subsidiary NAIRI, Inc. (the “NAIRI Agreement”) pursuant to which the Company agreed to buy from NAI and NAIRI a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of Viacom’s purchase of shares under the program.
For the year, through completion of the program, 13.7 million shares were repurchased in the open market under the program for an aggregate purchase price of $580.0 million. An additional 1.8 million shares were purchased in 2007 under this program in accordance with the NAIRI Agreement for an aggregate purchase price of $75.0 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On May 30, 2007, the Company announced that its Board of Directors had approved a new stock repurchase program under which the Company is authorized to acquire up to an additional $4.0 billion of Viacom Class A and Class B common stock. The independent members of the Board also approved NAI and NAIRI’s continued participation in the new program on substantially the same terms as those on which it participated in the previous program and the NAIRI Agreement was amended accordingly. The Company commenced repurchases under the $4.0 billion stock repurchase program on June 22, 2007. For the year ended December 31, 2007, 30.0 million shares were repurchased in the open market under the new program for an aggregate purchase price of $1.21 billion. In addition, 2.8 million shares were purchased during 2007 from the 401(k)
plans sponsored by CBS Corporation at an aggregate price of $120.0 million. An additional 4.2 million shares were purchased under the NAIRI Agreement for an aggregate purchase price of $170.8 million.

In the aggregate, for the year ended December 31, 2007, the Company acquired 52.5 million shares at a weighted average price per share of $41.06 for an aggregate purchase price of $2.16 billion under both of the stock repurchase programs, including shares purchased under the NAIRI Agreement and from the 401(k) plans sponsored by CBS Corporation.

NOTE 12. STOCK BASED COMPENSATION

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

Historically, the Company has granted stock options and RSUs to employees. Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. RSUs typically vest ratably over a four-year period from the date of the grant. In 2007, the Company began granting PSUs to its most senior executives with the target number of PSUs granted to each executive representing the right to receive one share of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of the
Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for the measurement period, in which case the executive would receive a percentage of the target award.

In March 2005, the Compensation Committee of the board of directors of Former Viacom approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater ($47.93 on a post-separation basis) granted under Former Viacom’s 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted to employees of the Company from 1999 through 2004 with respect to approximately 12 million shares of the Company’s Class B common stock were subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, Former Viacom expected the acceleration to have a positive effect on employee morale, retention and perception of option value. As the exercise prices of the option grants were in excess of the Company’s common stock price at the time of the acceleration of the vesting, no compensation expense was required to be recognized. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidated Statement of Earnings under FAS 123(R).

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Conversion in the Separation

In connection with the separation, all outstanding unexercised options to purchase shares of Former Viacom Class B common stock and all outstanding RSUs of Former Viacom Class B common stock held by an individual who was an employee or director of Former Viacom immediately prior to the effective date and became an employee or director of Viacom immediately following the separation were converted into options to purchase shares of Viacom Class B common stock and
RSUs of Viacom Class B common stock, respectively. The Former Viacom stock options were converted in a manner designed to preserve their intrinsic value, in each case determined immediately prior to the separation, and the Former Viacom RSUs were converted in a manner designed to preserve their value. To accomplish this, adjustments were made to the number of options and the option exercise prices, and the number of RSUs. The conversion of Former Viacom stock options and RSUs to stock options and RSUs of the Company did not require the recognition of compensation expense as the value of the respective awards remained unchanged.

Accordingly, each grant of stock options to purchase Former Viacom Class B common stock was converted into a number of stock options to purchase Viacom’s Class B common stock determined by multiplying the number of outstanding stock options included in the grant by 0.792802. The per share exercise price of the converted stock option was determined by dividing the exercise price by 0.792802. Each grant of RSUs of Former Viacom Class B common stock was converted into a number of RSUs of Viacom’s Class B common stock determined by multiplying the number of RSUs included in the grant by 0.792802.

Upon the exercise of
a stock option award or the vesting of RSUs, Class B Common Shares are issued from authorized but unissued shares or from treasury stock. At December 31, 2007, the Company had 112.8 million shares in treasury. In addition, the aggregate number of equity awards authorized and available under the LTMIP for future grants as of December 31, 2007 and 2006 approximated 32.8 million and 38.4 million, respectively, assuming that PSU awards are paid at target.

Compensation Cost Recognized

In accordance with FAS 123(R), the
Company elected the modified prospective application method. Under this method, the Company began recognizing compensation cost for equity based compensation for all new or modified grants beginning January 1, 2006. In addition, as of
January 1, 2006, the Company began to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense

Year Ended December 31,

(in millions)

2007

2006

2005

Recognized in earnings:

Stock options

$
45.6

$
56.7

$
—

Restricted share units

29.2

23.5

15.1

Performance share units

10.9

—

—

Total compensation cost in earnings

$
85.7

$
80.2

$
15.1

Tax benefit recognized

$
33.0

$
30.1

$
6.0

Included in the amounts above for the year ended December 31, 2006 is $10.9 million of stock option expense and $2.1 million of restricted share unit expense related to severance for certain key executives no longer with the Company. Capitalized stock based compensation expense for the years ended December 31, 2007 and 2006 was $10.9 million and $6.9 million, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during 2007 and 2006, the determination of volatility is principally based upon implied volatilities from traded options, whereas for options granted during 2005 and prior, the assumption for volatility was based upon historical volatility of the Former Viacom. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield, applicable for the Former Viacom, was based on the expected dividend yield percentage of Former Viacom divided by the market price of Former Viacom common stock at the date of grant. The Company has no intention of declaring a dividend at this time. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date:

Year Ended December 31,

2007

2006

2005

Weighted average fair value of grants

$
12.20

$
9.88

$
12.56

Weighted average assumptions:

Expected stock price volatility

20.9
%

24.2
%

24.0
%

Expected term of options (in years)

4.7

4.0

5.2

Risk-free interest rate

4.8
%

4.9
%

3.8
%

Expected dividend yield

—

—

0.8
%

The following table summarizes information about the Company’s stock option transactions. 2005 pertains to stock awards of the Former Viacom for current and former employees of Viacom. Unless otherwise indicated, amounts and exercise prices for 2005 have not been adjusted by the conversion factor applied at the time of the separation from Former Viacom.

2007

2006

2005

(Options in thousands)

Options

Weighted average exercise price

Options

Weighted average exercise price

Options

Weighted average exercise price

Outstanding at the beginning of the year

48,316.8

$
48.77

41,423.1

$
51.22

56,261.7

$
40.37

Granted

4,269.6

43.85

10,849.9

36.92

5,772.2

37.30

Exercised

(3,698.6
)

28.17

(1,628.1
)

28.09

(3,452.9
)

15.98

Forfeited or expired

(5,146.3
)

51.67

(2,328.1
)

51.65

(2,610.8
)

41.93

Conversion

—

—

—

—

(14,547.1
)

—

Outstanding at the end of the year

43,741.5

$
49.69

48,316.8

$
48.77

41,423.1
(1)

$
51.22
(1)

Exercisable at the end of the year

33,435.5

$
52.24

35,259.2

$
52.45

35,856.6
(1)

$
52.00
(1)

(1)
Post conversion

The weighted average remaining contractual life of stock
options outstanding and exercisable at December 31, 2007 is 4.42 years and 3.76 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007 is $84.3 million and $53.3 million, respectively. Stock options granted for the year ended December 31, 2006 include approximately 685,300 options issued in connection with the DreamWorks acquisition.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes information relating to stock option exercises during the periods presented:

Year Ended December 31,

(in millions)

2007

2006

2005

Proceeds from stock option exercises

$
104.2

$
45.7

$
51.6

Intrinsic value

$
51.1

$
16.1

$
49.8

Tax benefit

$
17.4

$
5.9

$
19.7

Total unrecognized compensation cost related to unvested stock option awards at December 31, 2007 is approximately $93.6 million and is expected to be recognized on a straight-line basis over a weighted-average period of 1.74 years.

Restricted Share
Units

The following table summarizes activity relating to the Company’s RSUs. The activity in 2005 pertains to RSU awards granted by the Former
Viacom for current and former employees of Viacom and is adjusted for the conversion as a result of the separation.

2007

2006

2005

(Shares in thousands)

Number of Shares

Weighted average grant date fair value

Number of Shares

Weighted average grant date fair value

Number of Shares

Weighted average grant date fair value

Nonvested at the beginning of the year

2,393.4

$
38.75

1,050.6

$
46.24

—

$
—

Granted

1,112.1

43.52

1,975.5

35.59

1,050.7

46.24

Vested

(620.9
)

39.86

(477.4
)

42.79

—

—

Forfeited

(302.4
)

40.54

(155.3
)

36.75

(0.1
)

47.15

Nonvested at the end of the year

2,582.2

$
40.46

2,393.4

$
38.75

1,050.6

$
46.24

The total weighted average remaining contractual life and aggregate intrinsic value of nonvested RSUs at
December 31, 2007 are 1.45 years and $113.4 million, respectively. At December 31, 2007, 65,604 RSUs were vested and deferred with a weighted average grant date fair value of $46.51 and an aggregate intrinsic value of $2.9 million.

In May 2006, the Company made a non-recurring award under the LTMIP of 752,300 RSUs subject to performance and/or market conditions with time vesting to its senior executives. The grant date discounted fair value for the RSUs subject to both market and performance conditions was computed using a Monte Carlo model. The grant date fair value for RSUs subject to performance conditions and time vesting is the underlying share price on the date of grant. Compensation cost assumes all performance goals will be met and is being recognized as the requisite service period is fulfilled.

The fair value of RSUs vested during the years ended December 31, 2007 and 2006 was $29.2 million and $13.5 million, respectively. Total unrecognized compensation cost related to RSUs at December 31, 2007 is approximately $77.5 million and is expected to be recognized over a weighted-average period of 1.84 years.

Performance Share Units

The grant date fair value for the PSUs subject to the market condition indicated earlier in this note with time vesting is computed using a Monte Carlo model to estimate the total return ranking of Viacom among the S&P 500 Index companies on the date of grant over the performance periods. In 2007, 638,557 target PSUs were

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

granted with a weighted average grant date fair value of $65.13. During 2007, 217 PSUs were vested and 2,805 were forfeited due to early termination. Total unrecognized compensation cost related to PSUs at December 31, 2007 is approximately $29.1 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

Other Share Based Payments

In September 2006, the Company announced
that it had entered into an amended employment agreement with the Executive Chairman of the Board of Directors and Founder. As part of the agreement, $9.4 million of deferred compensation balance that was principally invested in a stable value fund was converted into stock option equivalents. The stock option equivalents have an exercise price equal to the closing price of the Class B shares on September 27, 2006, vest in equal annual installments over four years, have a term of eight years and will be settled upon exercise in cash. Accordingly, value will only be realized to the extent the price of the Class B shares is higher than the exercise price at the time the stock option equivalents are exercised. As a result of the conversion, the Company has reversed the previously accrued deferred compensation liability as a component of selling, general and administrative expenses for the year ended December 31, 2006. The Company will recognize compensation expense over the vesting period utilizing the fair value of the stock option equivalents measured at each reporting date in accordance with FAS 123(R). Compensation cost relating to the stock option equivalents of $2.9 million and $0.7 million is included in the results of operations for the years ended December 31, 2007 and 2006, respectively.

NOTE 13. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. In addition, eligible employees participate in Viacom-sponsored health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Most of the health and welfare plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid either through certain trusts funded by Viacom or by the
Company’s own funds.

FAS 158, adopted as of December 31, 2006, requires the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post-employment benefit plans on the balance sheet. Overfunded plans are recognized as assets and, correspondingly, underfunded plans are recognized as liabilities. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of Accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity. Additional minimum pension liabilities (“AML”) and related intangible assets were also derecognized upon adoption of the new standards.

The following table summarizes the effect of required changes in the AML as of December 31, 2006 prior to the adoption of FAS 158, as well as the impact of the initial adoption of FAS 158.

(in millions)

December 31, 2006 prior to AML and FAS 158 Adjustment

Net AML Adjustments

FAS 158 Adjustment

December 31, 2006 Adjusted

Other assets – noncurrent

$
568.9

$
(3.7
)

$
(0.1
)

$
565.1

Deferred tax liabilities, net

$
171.9

$
7.7

$
(25.1
)

$
154.5

Other liabilities – noncurrent

$
1,317.6

$
(23.3
)

$
64.5

$
1,358.8

Accumulated other comprehensive income

$
73.5

$
11.9

$
(39.3
)

$
46.1

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A December 31st measurement date is used for all pension and other postretirement benefit plans. The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension and postretirement benefit plans:

Change in Benefit Obligation

Year Ended December 31,

2007

2006

2007

2006

(in millions)

Pension Benefits

Postretirement Benefits

Benefit obligation, beginning of period

$
512.3

$
486.4

$
11.1

$
10.9

Service cost

34.2

31.5

0.7

0.7

Interest cost

30.0

27.7

0.6

0.6

Actuarial gain

(33.3
)

(26.7
)

(1.5
)

(0.4
)

Benefits paid

(8.7
)

(6.8
)

(0.8
)

(0.8
)

Participants’ contributions

—

0.2

0.3

0.1

Cumulative translation adjustments

0.9

—

—

—

Benefit obligation, end of period

$
535.4

$
512.3

$
10.4

$
11.1

Change in Plan Assets

Year Ended December 31,

2007

2006

2007

2006

(in millions)

Pension Benefits

Postretirement Benefits

Fair value of plan assets, beginning of period

$
265.4

$
217.2

$
—

$
—

Actual return on plan assets

12.4

12.8

—

—

Employer contributions

42.8

42.0

0.5

0.7

Benefits paid

(8.7
)

(6.8
)

(0.8
)

(0.8
)

Participants’ contributions

—

0.2

0.3

0.1

Cumulative translation adjustments

0.6

—

—

—

Fair value of plan assets, end of period

$
312.5

$
265.4

$
—

$
—

Funded status

December 31,

2007

2006

2007

2006

(in millions)

Pension Benefits

Postretirement Benefits

Funded status(1)

$
(222.9
)

$
(246.9
)

$
(10.4
)

$
(11.1
)

(1)
  These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.

Additional Information

Accumulated Benefit Obligation

The Company’s pension plans have an accumulated benefit obligation in excess of plan assets as set forth below:

December 31,

(in millions)

2007

2006

Projected benefit obligation

$
535.4

$
512.3

Accumulated benefit obligation

$
466.1

$
436.6

Fair value of plan assets

$
312.5

$
265.4

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net Periodic Benefit Costs

Net periodic benefit cost for the Company under Viacom’s pension and postretirement benefit plans consists of the following:

Net Periodic Benefit Costs

Year Ended December 31,

2007

2006

2005

2007

2006

2005

(in millions)

Pension Benefits

Postretirement Benefits

Service cost

$
34.2

$
31.5

$
28.8

$
0.7

$
0.7

$
0.7

Interest cost

30.0

27.7

24.5

0.6

0.6

0.5

Expected return on plan assets

(21.0
)

(17.1
)

(17.3
)

—

—

—

Recognized net initial obligation

0.1

0.1

0.1

—

—

—

Recognized prior service cost (benefit)

0.3

0.3

0.3

—

(0.3
)

(0.3
)

Recognized actuarial loss

2.7

6.0

5.7

—

0.1

—

Total periodic benefit costs

$
46.3

$
48.5

$
42.1

$
1.3

$
1.1

$
0.9

The items not yet recognized as a component of net periodic pension cost are:

Year Ended December 31,

2007

2006

2007

2006

(in millions)

Pension Benefits

Postretirement Benefits

Unrecognized transition obligation

$
0.2

$
0.3

$
—

$
—

Unrecognized prior service cost

1.1

1.4

—

—

Unrecognized actuarial loss

53.0

80.0

—

1.5

Total

$
54.3

$
81.7

$
—

$
1.5

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income/(Loss)

Year Ended December 31,

2007

2007

(in millions)

Pension Benefits

Postretirement Benefits

Net actuarial gain

$
24.7

$
1.5

Recognized actuarial gain

2.7

—

Recognized prior service credit/(cost)

0.3

—

Recognized net initial obligation

0.1

—

Currency translation adjustment

(0.4
)

—

Total recognized in other comprehensive income (before tax effects)

$
27.4

$
1.5

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

(in millions)

Pension

Postretirement

Total

Prior service cost

$
0.3

$
—

$
0.3

Actuarial loss

$
1.5

$
—

$
1.5

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Key Assumptions

Year Ended December 31,

2007

2006

2007

2006

Pension Benefits

Postretirement Benefits

Weighted-average assumptions – benefit obligations

Discount rate

6.25
%

6.00
%

6.25
%

6.00
%

Rate of compensation increase

4.00
%

4.00
%

N/A

N/A

Weighted-average assumptions – net periodic costs

Discount rate

6.00
%

5.75
%

6.00
%

5.75
%

Expected long-term return on plan assets

8.00
%

8.00
%

N/A

N/A

Rate of compensation increase

4.00
%

4.00
%

N/A

N/A

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $4.6 million on 2007 pension expense and would change the projected benefit obligation by approximately
$25.7 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $0.6 million on pension expense.

The following assumptions were also used in accounting for postretirement benefits:

2007

2006

Projected health care cost trend rate for participants age 65 and below

9.00
%

9.00
%

Projected health care cost trend rate for participants above age 65

10.00
%

10.00
%

Ultimate trend rate

5.00
%

5.00
%

Year ultimate trend rate is achieved for participants age 65 and below

2016

2015

Year ultimate trend rate is achieved for participants above age 65

2018

2017

Although not expected to be significant to the Company’s financial condition or results of operations, the assumed health care cost trend rates could have a significant effect on the specific amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have no impact on service or interest cost and an increase of $0.3 million and a decrease of $0.2 million on accumulated postretirement benefit obligation.

Asset Allocation

The asset allocations for the Company under Viacom’s retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The investment policy and allocation of assets is approved by the Company’s Investments Committee, which has oversight for the Company’s retirement plans.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s practice is to review asset allocations on a quarterly basis with its investment managers. The range of target asset allocations under the
Company’s investment policy are 55-75% equity securities, 25-40% debt securities and 0-10% in cash and other instruments.

The percentage of asset
allocations of the Company’s pension plans at December 31, 2007 and 2006, by asset category were as follows:

December 31,

2007

2006

Equity securities

65.6
%

66.0
%

Debt securities

33.6

33.8

Cash and other

0.8

0.2

Total

100.0
%

100.0
%

Viacom Class B common stock represents approximately 3.8% and 4.1% of the plan assets fair values at
December 31, 2007 and 2006, respectively.

Future Benefit Payments

The estimated future benefit payments are as follows:

(in millions)

2008

2009

2010

2011

2012

2013 – 2017

Pension benefits

$
10.0

$
11.2

$
13.1

$
14.5

$
16.8

$
114.7

Postretirement benefits

$
0.6

$
0.7

$
0.8

$
0.8

$
0.9

$
5.6

The Company expects to contribute $43.4 million to the pension plans and $0.6 million to the other postretirement benefit plans in 2008.

Other Pension Plans

Certain employees of the Company under collective bargaining agreements participate in union-sponsored multi-employer plans to which Viacom is obligated to contribute. These plans provide pension and health and welfare benefits. The contributions to these plans were $4.9 million and $3.8 million in 2007 and 2006, respectively. In addition, Viacom has defined contribution plans for the benefit of substantially all the Company’s employees meeting certain eligibility requirements. Viacom and Former Viacom contributions to such plans were $16.8 million, $14.9 million and $16.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 14. RESTRUCTURING

At December 31, 2007, the Company had a
$61.0 million accrual for restructuring liabilities arising from various restructuring activities occurring in the periods presented, as described more fully below.

In the first quarter of 2007, MTV Networks commenced restructuring actions affecting its domestic and international operations. Restructuring charges, principally severance, of $77.5 million were incurred for the year ended December 31, 2007, and have been included within selling, general and administrative expenses.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

During 2006, the Company’s President and Chief Executive Officer and Executive Vice President and Chief
Financial Officer resigned. As a result, and in accordance with the terms of their employment and separation agreements, the Company incurred aggregate separation charges of approximately $71.4 million with respect to the resignation of the
President and Chief Executive Officer, including $9.8 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted and $11.3 million, including $1.7 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted, with respect to the resignation of the Executive Vice President and Chief Financial Officer. These charges, net, have been included within Corporate in selling, general and administrative expenses. Also in 2006, severance charges of $14.7 million were incurred in the Media Networks segment as a result of the restructuring of certain international operations.

During 2005, the Company incurred severance charges principally related to rationalizing the overhead structures of the Media Networks segment ($47.9 million) and Filmed Entertainment segment ($22.6 million) as a result of the separation from Former Viacom. These charges were recorded in the respective segment results in selling, general and administrative expenses.

Restructuring Liability (in millions)

Media Networks

Filmed Entertainment

Corporate

Total

Balance at December 31, 2004

$
7.4

$
—

$
—

$
7.4

Additions

47.9

22.6

—

70.5

Severance payments

(2.7
)

—

—

(2.7
)

Lease payments

(0.3
)

—

—

(0.3
)

Other payments

—

—

—

—

Balance at December 31, 2005

52.3

22.6

—

74.9

Additions

14.7

—

82.9

97.6

Severance payments

(26.0
)

(21.8
)

(2.9
)

(50.7
)

Lease payments

(1.4
)

—

—

(1.4
)

Other payments

(4.6
)

—

—

(4.6
)

Revisions to initial estimates

(6.4
)

(0.8
)

—

(7.2
)

Balance at December 31, 2006

28.6

—

80.0

108.6

Additions

77.5

—

—

77.5

Severance payments

(59.4
)

—

(46.7
)

(106.1
)

Lease payments

(3.2
)

—

—

(3.2
)

Other payments

(6.8
)

—

(9.0
)

(15.8
)

Balance at December 31, 2007

$
36.7

$
—

$
24.3

$
61.0

NOTE 15. INCOME TAXES

Income from continuing operations before provision for income taxes consists of the following:

Pretax Earnings

Year Ended December 31,

(in millions)

2007

2006

2005

United States

$
2,142.2

$
1,980.4

$
2,016.8

International

437.0

330.0

295.3

Pretax earnings from continuing operations

$
2,579.2

$
2,310.4

$
2,312.1

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes

Year Ended December 31,

(in millions)

2007

2006

2005

Current provision for taxes on income:

Federal

$
621.2

$
436.4

$
745.4

State and local

128.4

80.2

179.0

International

146.2

67.8

68.0

Total current provision for income taxes

895.8

584.4

992.4

Deferred provision for income taxes

33.2

152.5

25.7

Provision for income taxes

$
929.0

$
736.9

$
1,018.1

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

Effective Tax Rate

Year Ended December 31,

2007

2006

2005

U.S. federal statutory income tax rate

35.0
%

35.0
%

35.0
%

State and local taxes, net of federal benefit

3.5

3.8

4.6

Effect of international operations

(1.6
)

(0.4
)

(0.4
)

Audit settlements

(0.6
)

(6.1
)

—

All other, net

(0.3
)

(0.4
)

4.8

Effective tax rate, continuing operations

36.0
%

31.9
%

44.0
%

During 2006, the Company reached settlements of certain tax positions, including certain tax matters relating to the 2000 through 2003 consolidated federal and certain state income tax returns of Former Viacom. Principally as a result of the audit settlements, tax reserves of $15.0 million and $141.8 million were released and served to reduce the provision for income taxes for the years ended December 31, 2007 and 2006, respectively.

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes

December 31,

(in millions)

2007

2006

Deferred tax assets:

Provision for expense and losses

$
457.4

$
474.5

Postretirement and other employee benefits

250.9

233.0

Tax credit and loss carryforwards

31.5

49.0

All other

90.9

94.9

Total deferred tax assets

830.7

851.4

Valuation allowance

—

(8.4
)

Total deferred tax assets, net

$
830.7

$
843.0

Deferred tax liabilities:

Property, equipment and intangible assets

$
(640.4
)

$
(636.6
)

All other

(47.4
)

(17.7
)

Total deferred tax liabilities

(687.8
)

(654.3
)

Deferred taxes, net

$
142.9

$
188.7

Valuation allowances are provided when the Company believes that the Company’s deferred tax assets are not more likely than not to be realized. During 2007, the Company released $8.4 million of valuation allowance on capital losses as it is more likely than not that the deferred tax asset would be realized in the current year.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At December 31, 2007 and 2006, respectively, the deferred tax assets and liabilities included as a component of the Company’s Consolidated Balance Sheets were as follows:

Deferred Tax Assets

December 31,

(in millions)

2007

2006

Current deferred tax assets, net

$
247.6

$
257.6

Noncurrent deferred tax liabilities, net

(104.7
)

(68.9
)

Deferred tax assets, net

$
142.9

$
188.7

As of December 31, 2007, the Company has not made a U.S. provision for income taxes on approximately $938.9 million of unremitted earnings of the Company’s international subsidiaries. These earnings are intended to be permanently reinvested outside the U.S.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits

(in millions)

Balance at January 1, 2007

$
314.3

Gross additions based on tax positions related to the current year

31.2

Gross additions for tax positions of prior years

61.4

Gross reductions for tax positions of prior years

(53.9
)

Expiration of the statute of limitation

(11.0
)

Balance at December 31, 2007

$
342.0

As enumerated in the table above, at December 31, 2007, the Company had $342.0 million of unrecognized tax benefits of which $293.9 million, if recognized, would affect the Company’s annual effective tax rate in future years.

As discussed in Note 2, the
Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 31, 2007, the Company recognized $6.5 million of interest and penalties as a component of income tax expense. At December 31, 2007, the Company had an accrual of $94.2 million related to interest and penalties recorded as a component of other non-current liabilities.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For jurisdictions in which tax filings are prepared, with few exceptions, the Company is no longer subject to income tax examinations by state, local or international tax authorities for years through 2000, and by the IRS for years through 2003. For years ending on or prior to December 31, 2005, the Company filed a consolidated tax return with CBS Corporation. The IRS commenced its examination of the Viacom and CBS Corporation U.S. consolidated tax returns for 2004 and 2005 in the fourth quarter of 2006. In connection with the separation and pursuant to the terms of the Tax Matters Agreement, Viacom and CBS Corporation agreed to each be financially responsible for 50% of any potential liabilities that arose in 2005 or earlier, to the extent such potential liabilities were not directly attributable to their respective business operations. As such, Viacom does not control the manner or timing of resolution of potential liabilities that may pertain to CBS. Tax authorities are also conducting examinations of Viacom subsidiaries in various international jurisdictions, such as the United Kingdom and various states, including New York. Due to potential resolution of

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

unrecognized tax disputes involving multiple tax periods, it is reasonably possible that a reduction of up to $70 million of unrecognized tax benefits may occur within 12 months. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

NOTE 16.
RELATED PARTY TRANSACTIONS

NAI, through NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation and NAI also controls Midway
Games, Inc. (“Midway”). Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the Vice Chair of the Board of Viacom and CBS Corporation, is President and a director of NAI, and is Chairman of Midway. Philippe Dauman, the Company’s President and Chief Executive Officer, and George
Abrams, one of the Company’s directors, serve on the boards of both NAI and Viacom. Fred Salerno, one of the Company’s directors, serves on the board of both Viacom and CBS Corporation.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended
December 31, 2007, 2006 and 2005, NAI made payments to Paramount in connection with these licenses in the aggregate amounts of approximately $36.5 million, $13.4 million, and $14.6 million, respectively.

NAI and Mr. Redstone owned in the aggregate approximately 87% and 88% of the common stock of Midway as of December 31, 2007 and 2006, respectively. Midway places advertisements on several of Viacom’s cable networks from time to time. During the years ended December 31, 2007, 2006 and 2005, Midway made payments to MTVN of approximately $2.9 million, $4.1 million and $5.9 million, respectively. The Company believes that these transactions were no more or less favorable to the subsidiaries than they would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with
Midway in the future.

For information on NAI and NAIRI’s participation in the Company’s stock repurchase program, see Note 11.

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

Year Ended December 31,

(in millions)

2007

2006

2005

Consolidated Statements of Earnings

Revenues

$
243.5

$
257.3

$
154.9

Operating expenses

$
184.7

$
166.5

$
170.5

Discontinued operations

$
(4.6
)

$
(2.6
)

$
(1.8
)

December 31,

2007

2006

Consolidated Balance Sheets

Accounts receivable

$
86.7

$
95.5

Other assets

22.6

40.2

Total due from CBS Corporation

$
109.3

$
135.7

Accounts payable

$
2.9

$
3.0

Participants’ share, residuals and royalties payable

177.3

168.5

Programming rights, current

98.1

152.6

Other liabilities

177.1

226.7

Liabilities held for sale

—

4.4

Total due to CBS Corporation

$
455.4

$
555.2

Separation Related Agreements with CBS Corporation

In accordance with the terms of the Separation Agreement, in December 2005 the Company paid a preliminary special dividend to Former Viacom of $5.40 billion which was subject to adjustments for, among other items, actual Former Viacom debt as of the date of the separation and actual CBS Corporation cash flow for 2005, compared to estimates used to calculate the preliminary special dividend. In 2006 and 2007, the Company made further payments of $206.1 million and $170.0 million, respectively, to CBS Corporation in final resolution of the adjustments.

The
Separation Agreement further provided that the Company was responsible for the first $195.0 million in costs directly related to the separation with amounts incurred in excess of $195.0 million being split equally between the Company and CBS
Corporation. Included as a component in selling, general and administrative expenses in the Company’s Consolidated Statement of Earnings is $163.5 million of transaction costs for the year ended December 31, 2005. Such amounts principally included severance amounts, expenditures on information systems and investment banking and other professional fees.

Viacom entered into a Transition
Services Agreement, pursuant to which Viacom and CBS Corporation provide certain specified services to each other on an interim basis. For the years ended December 31, 2007 and 2006, approximately $3.4 million and $7.3 million, respectively, was included as a net charge within the Consolidated Statements of Earnings with respect to these services. Viacom and CBS Corporation also entered into a Tax Matters Agreement, which sets forth Viacom’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods prior to the separation and indemnification for income taxes that would become due if the separation were a taxable event.

Upon completion of the combined federal income tax return of Former Viacom in 2006, the Company received $159.4 million of cash from CBS Corporation, representing the
Company’s share of tax overpayments made by

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

401(k) Plan Transactions

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

NOTE 17. COMMITMENTS AND
CONTINGENCIES

The Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, contingent consideration for acquisitions, and future funding commitments related to certain equity investments. These arrangements result from the Company’s normal course of business and represent obligations that are payable over several years.

Programming and talent commitments of the Company not recorded on the balance sheet, which aggregate approximately $1.78 billion as of December 31, 2007, included $1.44 billion relating to cable programming, feature film production and feature film acquisitions, and $341.1 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business. At December 31, 2007, the Company had recorded, on the balance sheet, programming commitments of $843.5 million. Amounts expected to be paid over the next five years are as follows:
$340.0 million, $202.2 million, $152.5 million, $88.2 million and $43.6 million.

The Company has long-term noncancelable operating and capital lease commitments for office space and equipment, transponders, studio facilities and vehicles. At December 31, 2007, minimum rental payments under noncancelable leases are as follows:

Noncancelable Leases

(in millions)

Capital

Operating

2008

$
99.0

$
171.1

2009

82.0

169.8

2010

49.9

123.3

2011

32.2

91.1

2012

26.9

85.7

2013 and thereafter

77.2

437.0

Total minimum payments

$
367.2

$
1,078.0

Amounts representing interest

(63.9
)

Total

$
303.3

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Future minimum operating lease payments have been reduced by future minimum sublease income of $58.2 million. Rent expense amounted to $175.1 million in 2007, $160.7 million in 2006 and $139.9 million in 2005.

The Company also has purchase obligations which
include agreements to purchase goods or services in the future that totaled $646.2 million as of December 31, 2007.

The Company has contingent
consideration for certain acquisitions and future funding commitments related to certain equity investments, as more fully described in Note 4.

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our investments, including principal and interest, of approximately $230 million at December 31, 2007 and has accrued a liability of $54.1 million in respect of such exposures. The Company’s guarantees principally relate to the Company’s investment in DW Funding LLC (“DW Funding”), as more fully described in Note 4, where Viacom is subject to a put option obligation at the then current fair value of DW Funding, commencing in August 2010, nine months prior to the fifth anniversary of the sale. Viacom also has a corresponding call option exercisable at fair value. To the extent the current fair value at the option closing date is insufficient to repay certain indebtedness, including any unpaid interest, of DW Funding guaranteed by the Company, the Company would be required to pay the difference.

At December 31, 2007, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster and Famous Players, was $1.34 billion with a recorded liability of $244.6 million. Certain Blockbuster leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster’s indemnification obligations are secured by a $150 million letter of credit. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. Further, in the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former Viacom may incur liabilities associated with Famous Players theater leases and Famous Players has agreed to indemnify Former Viacom with respect to any amount paid. In connection with the separation, the Company agreed to indemnify Former Viacom with respect to these obligations.

Finally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at December 31, 2007 were $189.6 million and are not recorded on the balance sheet.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Legal Matters

Pending Litigation

In March 2007, the Company filed a complaint in the Federal Court for the Southern District of New York against Google
Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

Former Viacom, NAI, Blockbuster and the Company, and certain of their respective present and former officers and directors, are currently defendants in an ERISA action in the United States District Court for the Northern District of Texas relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. A consolidated securities action in the
United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware arising from the same facts were dismissed in September 2007 and February 2008, respectively. The plaintiff in the latter action have filed a notice of appeal. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. In September 2007, defendants’ motion to dismiss the ERISA action was granted in part and denied in part, and in November, the plaintiff filed an amended complaint, which the defendants moved to dismiss in January. Blockbuster has agreed to indemnify Former Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster, and the Company has agreed to indemnify
CBS Corporation for any losses arising from these lawsuits. The Company believes that the plaintiffs’ positions in these litigations are without merit and intend to continue to vigorously defend itself.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the U.S. District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite programs distributors, alleging against all defendants violation of
Sections 1 and 2 of the Sherman Antitrust Act. The complaint alleges that the programmer defendants conspired to sell and/or license programming on a “bundled” basis to distributor defendants, who in turn offer programming to their customers in bundles, rather than on a channel by channel (or “à la carte”) basis. Plaintiffs seek, among other things, treble monetary damages in an unspecified amount and injunction to compel the offering of channels to subscribers on an “à la carte” basis. In December 2007, all of the defendants moved to dismiss the amended complaint, and the Company intends to vigorously defend this lawsuit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 18. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information

Year Ended December 31,

(in millions)

2007

2006

2005

Cash paid for interest, net of amounts capitalized(1)

$
469.1

$
433.2

$
19.8

Cash paid for income taxes(1)

$
825.9

$
640.0

$
962.6

Non-cash investing and financing activities:

Equipment acquired under capitalized leases

$
—

$
18.8

$
93.6

Investment in and note payable, net of discount, contributed to joint venture

$
190.0

$
—

$
—

Acquisitions:

Fair value of assets acquired

$
14.5

$
3,116.9

$
359.8

Fair value of liabilities assumed

—

(1,684.6
)

(3.7
)

Minority interests

—

(16.8
)

—

Cash paid, net of cash acquired

$
14.5

$
1,415.5

$
356.1

Receivable Securitization Arrangements:

Receivable interests sold to investors at beginning of period

$
950.0

$
450.0

$
450.0

Increase in securitization programs

—

500.0

—

Proceeds from the sale of receivables

3,841.4

2,287.7

2,177.7

Interest paid

54.8

24.1

15.6

Cash remitted

(3,896.2
)

(2,311.8
)

(2,193.3
)

Receivable interests sold to investors at end of the period

$
950.0

$
950.0

$
450.0

(1)
Amounts also include cash payments for discontinued operations.

Cash
paid for taxes for the year ended December 31, 2006 does not include $159.4 million received from CBS Corporation in respect of the Company’s 2005 federal tax refund.

Interest expense, net

Year Ended December 31,

(in millions)

2007

2006

2005

Interest expense

$
(486.8
)

$
(471.1
)

$
(21.9
)

Interest income

22.7

28.9

3.8

Interest expense, net

$
(464.1
)

$
(442.2
)

$
(18.1
)

Other Items, net

Following is a summary of the components of Other items, net:

Year Ended December 31,

(in millions)

2007

2006

2005

Loss on securitization programs

$
(55.2
)

$
(32.0
)

$
(15.9
)

Foreign exchange gain (loss)

42.5

17.1

(13.8
)

Impairment of a cost investment

(36.0
)

—

—

Other

5.3

0.9

1.2

Other items, net

$
(43.4
)

$
(14.0
)

$
(28.5
)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

During 2007, the Company recorded the pre-tax impairment charge of $36.0 million shown above to write off its investment in Amp’d Mobile, which filed for bankruptcy.

NOTE 19. REPORTING SEGMENTS

The following tables set forth the Company’s financial performance by reporting segment. The Company’s reporting segments have been determined in accordance with the Company’s internal management structure. The Company manages its operations through two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated financial statements is included within eliminations in the table below. Operating income is used as the measure of segment profit performance.

Revenues by Segment

Year Ended December 31,

(in millions)

2007

2006

2005

Media Networks

$
8,101.4

$
7,240.9

$
6,757.8

Filmed Entertainment

5,475.6

4,273.8

2,905.2

Eliminations

(153.9
)

(153.6
)

(143.5
)

Total revenues

$
13,423.1

$
11,361.1

$
9,519.5

Operating income

Year Ended December 31,

(in millions)

2007

2006

2005

Media Networks

$
3,047.9

$
2,904.3

$
2,610.1

Filmed Entertainment

103.5

131.9

62.4

Total segment operating income

3,151.4

3,036.2

2,672.5

Corporate expenses

(219.7
)

(269.9
)

(308.5
)

Eliminations

4.0

0.3

(5.3
)

Total operating income

$
2,935.7

$
2,766.6

$
2,358.7

Depreciation and Amortization

Total Assets

Year Ended December 31,

December 31,

(in millions)

2007

2006

2005

2007

2006

Media Networks

$
276.1

$
270.0

$
230.8

$
15,712.9

$
14,948.4

Filmed Entertainment

98.9

82.4

20.1

6,193.8

5,981.2

Corporate/Eliminations

17.6

12.8

5.2

997.4

867.1

Total

$
392.6

$
365.2

$
256.1

$
22,904.1

$
21,796.7

Capital expenditures

Year Ended December 31,

(in millions)

2007

2006

2005

Media Networks

$
131.8

$
136.6

$
142.4

Filmed Entertainment

81.7

57.5

46.7

Corporate

23.6

14.6

3.9

Total capital expenditures

$
237.1

$
208.7

$
193.0

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Information regarding the Company’s revenues by type is as follows:

Revenues by Component

Year Ended December 31,

(in millions)

2007

2006

2005

Advertising

$
4,598.1

$
4,272.1

$
3,997.5

Feature film

5,205.6

4,052.1

2,873.4

Affiliate fees

2,339.2

2,049.9

1,839.8

Ancillary

1,280.2

987.0

808.8

Total

$
13,423.1

$
11,361.1

$
9,519.5

Information regarding the Company’s operations by geographic area is as follows:

By Geographic Area

Revenues(1)

Long-lived assets(2)

Year Ended December 31,

December 31,

(in millions)

2007

2006

2005

2007

2006

United States

$
9,743.2

$
8,641.3

$
7,415.6

$
16,027.1

$
15,743.9

Europe

2,319.4

1,700.3

1,243.7

1,504.8

1,471.8

All other

1,360.5

1,019.5

860.2

197.1

176.7

Total

$
13,423.1

$
11,361.1

$
9,519.5

$
17,729.0

$
17,392.4

(1)
Revenue classifications are based on customers’ locations.

(2)
Reflects total assets less current assets and investments in affiliated companies.

Transactions within the Company between geographic areas are not significant.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 20. DISCONTINUED OPERATIONS

Discontinued operations for 2007 principally relate to the sale of Famous Music for $351.7 million, which was previously included in the Filmed Entertainment reporting segment. Following the sale, the Company’s continuing involvement with Famous Music is limited to certain license and distribution agreements that are not considered significant. Discontinued operations for 2006 principally include the release of tax reserves resulting from audit settlements on previously disposed businesses. In July 2005, Former Viacom sold Famous Players for approximately $400 million. The following table sets forth the Company’s net gain (loss) attributable to Famous Music, Famous Players and adjustments to previously disposed businesses which are presented as discontinued operations in the consolidated financial statements for all periods presented:

(in millions)

Famous Music

Famous Players & Other

Total

Year ended December 31, 2007

Revenues from discontinued operations

$
72.4

$
—

$
72.4

Pre-tax income from discontinued operations

3.5

—

3.5

Gain on disposal of discontinued operations

319.5

22.1

341.6

Income from discontinued operations (before taxes)

323.0

22.1

345.1

Income tax expense

(125.4
)

(11.8
)

(137.2
)

Net income from discontinued operations

$
197.6

$
10.3

$
207.9

Year ended December 31, 2006

Revenues from discontinued operations

$
105.4

$
—

$
105.4

Pre-tax income (loss) from discontinued operations

4.4

—

4.4

Loss on disposal of discontinued operations

—

(19.6
)

(19.6
)

Income tax (expense) benefit

(0.9
)

41.4

40.5

Net income from discontinued operations

$
3.5

$
21.8

$
25.3

Year ended December 31, 2005

Revenues from discontinued operations

$
90.1

$
208.0

$
298.1

Pre-tax income (loss) from discontinued operations

6.2

(25.1
)

(18.9
)

Loss on disposal of discontinued operation

—

(72.9
)

(72.9
)

Minority interest expense

—

(1.6
)

(1.6
)

Income (loss) from discontinued operations (before taxes)

6.2

(99.6
)

(93.4
)

Income tax (expense) benefit

(1.9
)

52.6

50.7

Net income (loss) from discontinued operations

$
4.3

$
(47.0
)

$
(42.7
)

Assets and liabilities classified as held for sale as of December 31, 2006 are related to Famous Music and are as follows:

Famous Music (in millions)

December 31, 2006

Assets/(Liabilities)

Receivables

$
2.3

Prepaid and other assets

33.9

Property and equipment, net

1.2

Intangibles, net

76.3

Accounts payable and other accruals

(47.6
)

Deferred revenues

(22.4
)

Other liabilities

(18.4
)

Net assets

$
25.3

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 21. PROPERTY AND EQUIPMENT

Property and Equipment

December 31,

Estimated Life

(in millions)

2007

2006

(in years)

Land

$
245.3

$
239.8

—

Buildings

217.4

214.2

20 to 40

Capital leases

581.3

556.4

3 to 15

Equipment and other

1,609.2

1,513.8

3 to 15

Property and equipment

2,653.2

2,524.2

Less accumulated depreciation

(1,457.6
)

(1,319.3
)

Property and equipment, net

$
1,195.6

$
1,204.9

Depreciation expense, including capitalized lease amortization, was $249.6 million in 2007,
$230.3 million in 2006 and $187.9 million in 2005. Amortization expense related to capital leases was $63.9 million in 2007, $60.7 million in 2006 and $53.9 million in 2005. Accumulated amortization of capital leases was $329.2 million at December 31, 2007 and $253.4 million at December 31, 2006.

NOTE 22. QUARTERLY FINANCIAL DATA (unaudited):

2007(1) (in millions, except per share information)

First

Second

Third

Fourth

Full Year

Revenues

$
2,718.3

$
3,185.9

$
3,270.6

$
4,248.3

$
13,423.1

Operating income

$
441.1

$
701.8

$
815.1

$
977.7

$
2,935.7

Net earnings, continuing operations

$
201.9

$
433.1

$
449.9

$
545.3

$
1,630.2

Net earnings

$
203.0

$
434.0

$
641.6

$
559.5

$
1,838.1

Basic net earnings per share, continuing operations

$
0.29

$
0.63

$
0.67

$
0.84

$
2.42

Diluted net earnings per share, continuing operations

$
0.29

$
0.63

$
0.67

$
0.83

$
2.41

Basic net earnings per share

$
0.29

$
0.63

$
0.96

$
0.86

$
2.73

Diluted net earnings per share

$
0.29

$
0.63

$
0.96

$
0.86

$
2.72

2006(1) (in millions, except per share information)

First

Second

Third

Fourth

Full Year

Revenues

$
2,342.3

$
2,819.3

$
2,633.2

$
3,566.3

$
11,361.1

Operating income

$
623.3

$
661.6

$
654.4

$
827.3

$
2,766.6

Net earnings, continuing operations

$
317.1

$
415.4

$
355.2

$
479.1

$
1,566.8

Net earnings

$
317.2

$
437.3

$
356.8

$
480.8

$
1,592.1

Basic net earnings per share, continuing operations

$
0.43

$
0.58

$
0.50

$
0.69

$
2.19

Diluted net earnings per share, continuing operations

$
0.43

$
0.58

$
0.50

$
0.69

$
2.19

Basic net earnings per share

$
0.43

$
0.61

$
0.51

$
0.69

$
2.23

Diluted net earnings per share

$
0.43

$
0.61

$
0.50

$
0.69

$
2.22

(1)
Amounts for all periods presented have been adjusted for discontinued operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer,
has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 73.

The effectiveness of the
Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLC an independent registered public accounting firm, as stated in their report, which is included herein on page 74.

Changes in Internal Control Over Financial Reporting

There were no
changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by
this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,”
“Our Board of Directors,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is (i) contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
1. Financial Statements.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts

124

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3. Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 125.

(b)
Exhibits.

The exhibits listed in Item 15(b)
of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 125.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:

  /S/    PHILIPPE P.
DAUMAN

Philippe P. Dauman President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature

Title

Date

  /S/    PHILIPPE P.
DAUMAN Philippe P. Dauman

President and Chief Executive Officer; Director

February 28, 2008

  /S/    THOMAS E.
DOOLEY Thomas E. Dooley

Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer; Director

February 28, 2008

  /S/    JACQUES
TORTOROLI Jacques Tortoroli

Senior Vice President, Controller and Chief Accounting Officer

February 28, 2008

* Sumner M. Redstone

Executive Chairman of the Board and Founder

February 28, 2008

* Shari Redstone

Vice Chair of the Board

February 28, 2008

* George S. Abrams

Director

February 28, 2008

* Alan C. Greenberg

Director

February 28, 2008

* Robert K. Kraft

Director

February 28, 2008

Signature

Title

Date

* Blythe J. McGarvie

Director

February 28, 2008

* Charles E. Phillips, Jr.

Director

February 28, 2008

* Frederic V. Salerno

Director

February 28, 2008

* William Schwartz

Director

February 28, 2008

*By:

  /S/    MICHAEL D.
FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors

February 28, 2008

Item 15(a).

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Beginning of period

Acquired

Additions- expense and other

Deductions

End of period

Year ended December 31, 2007:

Allowance for doubtful accounts

$
142.9

$
—

$
12.6

$
(53.6
)

$
101.9

Sales returns and allowances

$
562.7

$
—

$
1,210.9

$
(1,067.4
)

$
706.2

Year ended December 31, 2006:

Allowance for doubtful accounts

$
138.6

$
13.8

$
50.6

$
(60.1
)

$
142.9

Sales returns and allowances

$
403.8

$
243.1

$
738.0

$
(822.2
)

$
562.7

Year ended December 31, 2005:

Allowance for doubtful accounts

$
124.1

$
—

$
29.6

$
(15.1
)

$
138.6

Sales returns and allowances

$
288.2

$
—

$
706.4

$
(590.8
)

$
403.8

Item 15(b).

INDEX TO EXHIBITS

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

4.2

First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5. 75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and
Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3

Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to
Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

4.4

Third Supplemental Indenture, dated as of December 13, 2006, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes) (incorporated by reference to
Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 19, 2006) (File No . 001-32686).

4.5

Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes and Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No . 001-32686).

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

Exhibit No.

Description of Exhibit

10.5

Agreement dated as of December 21, 2005 between New Viacom Corp., National Amusements, Inc. and NAIRI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 23, 2005), as amended by First Amendment dated as of June 20, 2007 among Viacom Inc. (formerly known as New Viacom Corp.), NAIRI, Inc. and National Amusements, Inc. (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed June 26, 2007) (Commission File No. 001-32686).

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
001-32686).**

10.11

Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated as of April 12, 2007 (incorporated by reference to Annex A to Viacom’s Proxy Statement dated April 20,
2007) (File No. 001-32686).**

10.12

Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated as of April 12, 2007 (incorporated by reference to Annex B to Viacom’s Proxy Statement dated April 20, 2007)
(File No. 001-32686).**

10.12.1

Form of LTMIP Award Certificate (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.12.2

Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File
No. 001-32686).**

10.12.3

Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File
No. 001-32686).**

10.12.4

Form of Terms and Conditions to the Performance Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File
No. 001-32686).**

10.13*

Viacom Excess Pension Plan.**

10.14*

Viacom Excess 401(k) Plan for Designated Senior Executives.**

10.15*

Viacom Bonus Deferral Plan for Designated Senior Executives.**

10.16

Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed
September 26, 2006) (File No. 001-32686).**

Exhibit No.

Description of Exhibit

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

10.19

Employment Agreement, dated as of May 1, 2000, between Former Viacom and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Former Viacom
for the quarter ended September 30, 2000), as amended by Amendment dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended March 31, 2003) (File
No. 001-09553), as further amended by Letter Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed April 15, 2005) (File No. 001-09553), each assigned to Viacom Inc., and as further amended by Amendment to Employment Agreement between Viacom Inc. and Michael D. Fricklas dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom
for the quarter ended March 31, 2007) (File No. 001-09553).**

10.20*

Employment Agreement between Viacom Inc. and Jacques Tortoroli, dated January 1, 2006.**

10.21*

Employment Agreement between Viacom Inc. and JoAnne Griffith, dated April 30, 2007.**

10.22

Separation Agreement between Viacom Inc. and Thomas E. Freston, dated October 16, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc.
filed October 18, 2006) (File No. 001-32686).**

10.23

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