Form 10-Q
period 2008-03-31
Viacom Inc.
filed 2008-05-02
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Class of Stock	Shares Outstanding as of April 15, 2008
Class A Common stock, par value $0.001 per share	57,362,589
Class B Common stock, par value $0.001 per share	575,409,989

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,
(in millions, except earnings per share amounts)	2008	2007

Revenues	$3,117	$2,718
Expenses:
Operating	1,809	1,561
Selling, general and administrative	649	620
Depreciation and amortization	92	96

Total expenses	2,550	2,277

Operating income	567	441
Interest expense, net	(117)	(111)
Equity in earnings (losses) of investee companies	(6)	4
Other items, net	(3)	(3)

Earnings from continuing operations before provision for income taxes and minority interest	441	331

Provision for income taxes	(167)	(126)
Minority interest, net of tax	(4)	(3)

Net earnings from continuing operations	270	202
Discontinued operations, net of tax	—	1

Net earnings	$270	$203

Basic earnings per common share:
Earnings per share, continuing operations	$0.42	$0.29
Earnings per share, discontinued operations	$—	$—
Net earnings per share	$0.42	$0.29

Diluted earnings per common share:
Earnings per share, continuing operations	$0.42	$0.29
Earnings per share, discontinued operations	$—	$—
Net earnings per share	$0.42	$0.29

Weighted average number of common shares outstanding:
Basic	639.6	692.3
Diluted	641.0	694.1

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
(in millions, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$812	$920
Receivables (includes retained interests in securitizations—see Note 6)	1,838	2,617
Inventory	807	727
Deferred tax assets, net	243	248
Prepaid and other assets	397	321

Total current assets	4,097	4,833
Property and equipment, net	1,228	1,196
Inventory	4,258	4,108
Goodwill	11,415	11,375
Intangibles, net	678	684
Other assets	700	708

Total assets	$22,376	$22,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269	$497
Accrued expenses	1,197	1,563
Participants’ share and residuals	1,262	1,545
Program rights obligations	372	370
Deferred revenue	428	406
Financing obligations	191	187
Other liabilities	785	705

Total current liabilities	4,504	5,273
Financing obligations	8,419	8,059
Program rights obligations	534	533
Participants’ share and residuals	340	285
Deferred tax liabilities, net	91	105
Other liabilities	1,430	1,501
Minority interests	39	37
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common stock, par value $0.001, 5,000.0 authorized; 577.2 and 587.4 outstanding, respectively	1	1
Additional paid-in capital	8,101	8,079
Treasury stock	(4,916)	(4,502)
Retained earnings	3,677	3,407
Accumulated other comprehensive income	156	126

Total stockholders’ equity	7,019	7,111

Total liabilities and stockholders’ equity	$22,376	$22,904

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in millions)	2008	2007
OPERATING ACTIVITIES
Net earnings	$270	$203
Discontinued operations, net of tax	—	(1)

Net earnings from continuing operations	270	202
Reconciling items:
Depreciation and amortization	92	96
Feature film and program amortization	902	654
Stock based compensation	20	24
Impairment of a minority investment	12	—
Equity in investee companies and minority interest, net	10	(1)
Distributions from affiliated companies	11	2
Provision for deferred taxes	(9)	32
Operating assets and liabilities, net of acquisitions:
Receivables	790	472
Inventory, program rights and participations	(1,346)	(720)
Accounts payable and accrued expenses	(590)	(527)
Deferred income	18	76
Other, net	(89)	48
Discontinued operations, net	—	(9)

Cash provided by operations	91	349

INVESTING ACTIVITIES
Net cash used in business combinations	(8)	(9)
Capital expenditures	(88)	(41)
Investments in and advances to equity affiliates and other, net	(9)	(14)

Net cash flow used in investing activities	(105)	(64)

FINANCING ACTIVITIES
Borrowings from banks	1,100	—
Repayments to banks	(800)	—
Commercial paper	62	(262)
Repayment of note payable	(7)	—
Special dividend to Former Viacom	—	(170)
Payment of capital lease obligations	(24)	(15)
Purchase of treasury stock	(429)	(179)
Exercise of stock options and other, net	—	34

Net cash flow used in financing activities	(98)	(592)

Effect of exchange rate changes on cash and cash equivalents	4	(1)

Net change in cash and cash equivalents	(108)	(308)
Cash and cash equivalents at beginning of period	920	706

Cash and cash equivalents at end of period	$812	$398

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

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 28, 2008 (the “2007 Annual Report”).

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

Accounting Changes

Statement 157

In September 2006, the Financial Accounting Standards Board (“FASB”) finalized Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements, however, it does not require any new fair value measurements. The provisions of FAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has applied the provisions of FASB Staff Position FAS 157-2 —Effective Date of FASB Statement No. 157 and delayed the effective date of FAS 157 until January 1, 2009. The Company’s non-financial assets and non-financial liabilities include long lived assets held and used, goodwill and intangible assets. The Company is currently assessing the potential effect of FAS 157 on all non-financial assets and non-financial liabilities.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s financial assets and liabilities reflected in the consolidated financial statements at fair value include marketable securities and derivative financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for derivative financial instruments is determined utilizing an income approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2008:

Financial Asset (Liability) (in millions)	March 31, 2008	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Marketable securities	$81	$81	$—	$—
Derivative financial instruments	(63)	—	(10)	(53)

Total	$18	$81	$(10)	$(53)

In respect of derivative financial instruments measured using significant unobservable inputs, the change in fair value during the reporting period is reflected as a component of Other Items, net within the Company’s Consolidated Statement of Earnings. For the three months ended March 31, 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statement of Earnings.

Discontinued Operations

In July 2007, the Company completed the sale of Famous Music, which was previously part of the Filmed Entertainment reporting segment. Famous Music’s results of operations for the first quarter of 2007 have been presented as discontinued operations in the Company’s consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to unfunded benefit plans, unrealized gains or losses on certain derivative financial instruments and unrealized gains and losses on certain investments in equity securities.

Comprehensive Income	Quarter Ended March 31,
(in millions)	2008	2007
Net earnings	$270	$203

Other comprehensive income:
Cash flow hedges	—	(1)
Translation adjustments	30	11

Comprehensive income	$300	$213

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share:

Common Shares Outstanding	Quarter Ended March 31,
(in millions)	2008	2007
Weighted average common shares outstanding, basic	639.6	692.3
Dilutive effect of stock options	0.5	1.2
Dilutive effect of restricted and performance share units	0.9	0.6

Weighted average common shares outstanding, diluted	641.0	694.1

In aggregate, total stock options and share units for Class B common stock of 38.8 million and 41.2 million were excluded from the calculation of diluted earnings per common share for the quarters ended March 31, 2008 and 2007, respectively, because their inclusion would have been anti-dilutive.

Reclassification

Certain amounts have been reclassified to conform to the 2008 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements. FAS 161 is effective for the Company beginning in 2009. The Company is currently assessing the effect of the disclosure requirements on the Company’s financial statements.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4. INVENTORY

Inventory of the Company consists of the following:

Inventory (in millions)	March 31, 2008	December 31, 2007
Film Inventory:
Released, net of amortization	$836	$760
Completed, not yet released	39	268
In process and other	1,143	860

Total film inventory	2,018	1,888
Programming Inventory:
Original programming, net of amortization	1,252	1,303
Acquired program rights, net of amortization	1,572	1,424
Merchandise and other inventory	223	220

Total inventory	5,065	4,835
Less current portion	(807)	(727)

Total inventory, non-current	$4,258	$4,108

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations (in millions)	March 31, 2008	December 31, 2007

Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750	$750
Senior notes due 2011, 5.750%	1,494	1,494
Senior notes due 2016, 6.250%	1,495	1,495
Senior notes due 2017, 6.125%	497	497
Senior debentures due 2036, 6.875%	1,734	1,733
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	166	170
Commercial paper	118	56
Credit facility	1,050	750
Obligations under capital leases	308	303

Total financing obligations	8,610	8,246
Less current portion	(191)	(187)

Total financing obligations, non-current	$8,419	$8,059

At March 31, 2008, the total unamortized discount related to the fixed rate senior notes and debentures and the note payable was $32 million and $32 million, respectively.

At March 31, 2008, the outstanding commercial paper had a weighted average interest rate of 3.34% and an average remaining life of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations. At March 31, 2008, the Company was in compliance with all covenants under the credit facility.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 6. RECEIVABLES

Receivables, including securitizations, were as follows:

Receivables, Including Securitizations (in millions)	March 31, 2008	December 31, 2007
Securitized pools of trade receivables	$1,705	$2,259
Interests in securitizations sold to third parties	(950)	(950)

Retained interests in securitizations	755	1,309
Receivables not subject to securitizations	1,194	1,410

Receivables, including retained interests in securitizations	1,949	2,719
Less allowance	(111)	(102)

Total receivables, including retained interests in securitizations, net	$1,838	$2,617

The financial cost of funding and the cash flow impact of the securitization programs to our operating cash flows are included in Note 13.

NOTE 7. STOCK REPURCHASE PROGRAM

As further discussed in our 2007 Annual Report, the Company is currently repurchasing shares of its Class B common stock under a $4.0 billion stock repurchase program. For the quarter ended March 31, 2008, 9.2 million shares were repurchased in the open market under this program for an aggregate purchase price of $367 million. An additional 1.2 million shares were purchased under the agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, and its wholly-owned subsidiary, NAIRI, Inc., for an aggregate purchase price of $47 million for the quarter ended March 31, 2008. A liability of $18 million and $24 million is accrued in the Company’s Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively, for the obligation to repurchase committed shares not yet settled at the balance sheet date.

NOTE 8. RELATED PARTY TRANSACTIONS

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During each of the quarters ended March 31, 2008 and 2007, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $5 million.

NAI and Mr. Redstone own in the aggregate approximately 87% of the common stock of Midway. Midway places advertisements on Viacom’s cable networks and digital media assets from time to time. During each of the quarters ended March 31, 2008 and 2007, MTVN earned revenues from Midway of approximately $1 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company believes that these transactions were no more or less favorable to it than it would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

For information on NAI’s participation in the Company’s stock repurchase program, see Note 7 to the consolidated financial statements and Note 11 of the 2007 Annual Report.

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenue and expense by Viacom. Transactions with CBS, through the normal course of business, are settled in cash.

Paramount recognizes revenues and expenses related to the distribution of certain television products into the home entertainment market on behalf of CBS. Effective January 1, 2008, we entered into a new distribution agreement with CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount paid $100 million to CBS during the first quarter of 2008. Paramount also recognizes revenue related to the lease of studio space to CBS and, in 2007, revenue also includes amounts associated with the licensing of motion picture products to CBS. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments also place advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s consolidated financial statements:

Related Party Transactions	Quarter Ended March 31,
(in millions)	2008	2007

Consolidated Statements of Earnings
Revenues	$87	$60
Operating expenses	$112	$94
Discontinued operations, net of tax	$—	$(5)

	March 31, 2008	December 31, 2007

Consolidated Balance Sheets
Accounts receivable	$90	$87
Other assets	14	22

Total due from CBS	$104	$109

Accounts payable	$5	$3
Participants’ share, residuals and royalties payable	159	177
Programming rights, current	88	98
Other liabilities	159	177

Total due to CBS	$411	$455

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Special Dividend

As more fully described in the Company’s 2007 Annual Report, under the terms of our separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation, we were required to pay a special dividend. In the first quarter of 2007, the Company made a $170 million payment related to the settlement of the special dividend to CBS.

Other Related Party Transactions

The Company, in the normal course of business, is involved in other related party transactions with NAI, Midway and CBS, and other related parties that are not material in any of the periods presented.

NOTE 9. STOCK BASED COMPENSATION

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended March 31,
(in millions)	2008	2007
Recognized in earnings:
Stock options	$8	$16
Restricted share units	7	6
Performance share units	5	2

Total compensation cost in earnings	$20	$24

Tax benefit recognized	$7	$9

During the quarter ended March 31, 2008, the Company granted 25,368 stock options, 17,672 restricted share units (“RSUs”) and 315,655 performance share units (“PSUs”). The Company’s annual LTMIP grant is expected to occur in the second quarter of 2008. Capitalized stock based compensation expense for the quarters ended March 31, 2008 and 2007 was $3 million for both periods.

Total unrecognized compensation cost related to unvested stock option awards and PSUs at March 31, 2008 is approximately $82 million and $49 million, respectively, and are expected to be recognized on a straight-line basis over a weighted-average period of 2 years. Total unrecognized compensation cost related to RSUs at March 31, 2008 is approximately $69 million and is expected to be recognized over a weighted-average period of 2 years.

NOTE 10. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost for the Company under Viacom’s pension benefit plans consists of the following:

Net Periodic Benefit Costs	Quarter Ended March 31,
(in millions)	2008	2007
Service cost	$9	$9
Interest cost	9	8
Expected return on plan assets	(7)	(5)

Net periodic benefit costs	$11	$12

Contributions	$41	$—

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Contributions for the quarter ended March 31, 2008 include $40 million of contributions to the Company’s funded plans. All remaining contributions in this period relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company’s defined benefits plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time.

NOTE 11. REPORTING SEGMENTS

The following tables set forth the Company’s financial performance by reporting segment. The Company’s reporting segments have been determined in accordance with the Company’s internal management structure. The Company operates two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the Consolidated Statements of Earnings is included within eliminations in the table below. Operating income is used as the measure of segment profit performance.

Revenues	Quarter Ended March 31,
(in millions)	2008	2007
Media Networks	$2,017	$1,733
Filmed Entertainment	1,146	1,024
Eliminations	(46)	(39)

Total revenues	$3,117	$2,718

Operating Income	Quarter Ended March 31,
(in millions)	2008	2007
Media Networks	$694	$601
Filmed Entertainment	(63)	(108)

Total segment operating income	631	493
Corporate expenses	(64)	(54)
Eliminations	—	2

Total operating income	567	441
Interest expense, net	(117)	(111)
Equity in earnings (losses) of investee companies	(6)	4
Other items, net	(3)	(3)

Earnings from continuing operations before provision for income taxes and minority interest	$441	$331

Total Assets (in millions)	March 31, 2008	December 31, 2007
Media Networks	$15,870	$15,713
Filmed Entertainment	5,809	6,194
Corporate	697	997

Total assets	$22,376	$22,904

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

As more fully described in our 2007 Annual Report, the Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, contingent consideration for acquisitions and future funding commitments related to certain equity investments. These arrangements result from the Company’s normal course of business and represent obligations that are payable over several years.

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our investments, including principal and interest, of approximately $230 million at March 31, 2008 and has accrued a liability of $54 million in respect of such exposures. The Company’s guarantees principally relate to the Company’s investment in DW Funding LLC (“DW Funding”), as more fully described in Note 4 of the 2007 Annual Report, where Viacom is subject to a put option obligation at the then current fair value of DW Funding, commencing in August 2010, nine months prior to the fifth anniversary of the sale. Viacom also has a corresponding call option exercisable at fair value. To the extent the current fair value at the option closing date is insufficient to repay certain indebtedness, including any unpaid interest, of DW Funding guaranteed by the Company, the Company would be required to pay the difference.

At March 31, 2008, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster and Famous Players, was $1.342 billion with a recorded liability of $245 million. Certain Blockbuster leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster’s indemnification obligations are secured by a $150 million letter of credit. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. Further, in the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former Viacom may incur liabilities associated with Famous Players theater leases and Famous Players has agreed to indemnify Former Viacom with respect to any amount paid. In connection with the separation, the Company agreed to indemnify Former Viacom with respect to these obligations.

Legal Matters

Litigation is inherently uncertain and always difficult to predict. However, based on the Company’s understanding and evaluation of the relevant facts and circumstances, the Company believes that the legal matters described below and other litigation to which the Company is a party are not likely, in the aggregate, to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

Former Viacom, NAI, Blockbuster and the Company, and certain of their respective present and former officers and directors, are currently defendants in an ERISA action in the United States District Court for the Northern District of Texas relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. A consolidated securities action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware arising from the same facts were dismissed in September 2007 and February 2008, respectively. Plaintiffs did not appeal the dismissal of the Texas securities action and that matter is now concluded. The plaintiff in the Delaware action has filed an appeal. The plaintiff in the ERISA

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. In September 2007, defendants’ motion to dismiss the ERISA action was granted in part and denied in part, and in November, the plaintiff filed an amended complaint, which the defendants moved to dismiss in January. Blockbuster has agreed to indemnify Former Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster, and the Company has agreed to indemnify CBS Corporation for any losses arising from these lawsuits. The Company believes that the plaintiffs’ positions in these litigations are without merit and intends to continue to vigorously defend itself.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. The Company has filed a motion to dismiss that complaint and intends to continue to vigorously defend this lawsuit.

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended March 31,
(in millions)	2008	2007
Cash paid for interest, net of amounts capitalized	$37	$45
Cash paid for income taxes	$144	$70

Receivable Securitization Arrangements	Quarter Ended March 31,
(in millions)	2008	2007
Receivable interests sold to investors at beginning of period	$950	$950
Proceeds from the sale of receivables	1,248	1,231
Cash interest paid	12	14
Cash remitted	(1,260)	(1,245)

Receivable interests sold to investors at end of the period	$950	$950

Interest Expense, net	Quarter Ended March 31,
(in millions)	2008	2007
Interest expense	$(128)	$(118)
Interest income	11	7

Interest expense, net	$(117)	$(111)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Items, net	Quarter Ended March 31,
(in millions)	2008	2007
Loss on securitization programs	$(9)	$(14)
Foreign exchange gain	18	9
Impairment of a minority investment	(12)	—
Other income	—	2

Other items, net	$(3)	$(3)

Asset Impairment

In the first quarter of 2008, the Company recorded a pre-tax impairment charge of $12 million related to a minority investment, which is accounted for under the cost method.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company. We engage audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Logo®, Harmonix®, Nickelodeon®, Noggin®, Nick at Nite®, AddictingGames™, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, AtomFilms®, Gametrailers™, BET®, Paramount Pictures®, DreamWorks Pictures™ and Paramount Vantage™. Viacom’s global reach includes approximately 160 channels and 325 online properties in 160 countries and territories.

We operate through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”), and Filmed Entertainment.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2008 presentation.

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our summary consolidated results of operations are presented below for the quarters ended March 31, 2008 and 2007.

Consolidated Results of Operations	Quarter Ended March 31,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007
Revenues	$3,117	$2,718	15%

Expenses:
Operating	1,809	1,561	(16)
Selling, general and administrative	649	620	(5)
Depreciation and amortization	92	96	4

Total expenses	2,550	2,277	(12)

Operating income	567	441	29

Interest expense, net	(117)	(111)	(5)
Equity in earnings (losses) of investee companies	(6)	4	NM
Other items, net	(3)	(3)	—

Earnings from continuing operations before provision for income taxes and minority interest	441	331	33

Provision for income taxes	(167)	(126)	(33)
Minority interest, net of tax	(4)	(3)	(33)

Net earnings from continuing operations	270	202	34

Discontinued operations, net of tax	—	1	NM

Net earnings	$270	$203	33%

NM = not meaningful

Revenues

Revenues increased $399 million, or 15%, to $3.117 billion in the first quarter of 2008. Media Networks segment revenues increased $284 million, or 16%, to $2.017 billion. Filmed Entertainment segment revenues increased $122 million, or 12%, to $1.146 billion. Factors contributing to revenue growth are discussed in greater detail within the section Segment Results of Operations.

The following tables provide revenues by component for the quarters ended March 31, 2008 and 2007:

Revenues by Component	Quarter Ended March 31,		Better/(Worse)	Percentage of Total Revenue[1]
(in millions)	2008	2007	2008 vs. 2007	2008	2007
Advertising sales	$1,048	$974	8%	33%	35%
Feature film	1,086	984	10	34	36
Affiliate fees	637	566	13	20	21
Ancillary	392	233	68	13	8
Eliminations	(46)	(39)	(18)	—	—

Total revenues	$3,117	$2,718	15%	100%	100%

[1]

For purposes of determining the percentage of total revenue, we have allocated eliminations of $34 million, $11 million and $1 million in the first quarter of 2008 to advertising sales, feature film and ancillary revenues, respectively and eliminations of $22 million, $13 million and $4 million in the first quarter of 2007 to advertising sales, feature films and ancillary revenues, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income

Operating Expenses

Operating expenses increased $248 million, or 16%, to $1.809 billion in the first quarter.

Production and programming expenditures increased $116 million, or 13%, to $1.040 billion in the first quarter. Feature film amortization increased $50 million, or 11%, primarily attributable to the timing and mix of releases in 2008 as compared to the first quarter of 2007. Programming costs increased $66 million, or 14%, as a result of our continuing investment in original and acquired programming.

Distribution and other costs increased $132 million, or 21%, to $769 million in the first quarter, principally due to costs associated with the Rock Band video game.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $29 million, or 5%, to $649 million in the first quarter. The increase is primarily related to higher employee compensation expense, facilities expenses and professional services fees. SG&A in the first quarter of 2007 includes $56 million of restructuring costs in the Media Networks segment for international and domestic operations. Corporate expenses increased $10 million, or 19%, principally related to increased legal fees related to litigation and employee related expenses.

Depreciation and Amortization

Depreciation and amortization decreased $4 million, or 4%, to $92 million in the first quarter. The net decrease reflects lower intangible asset amortization in the Media Networks segment resulting from certain subscriber agreements that were fully amortized in 2007, partially offset by increased depreciation costs in the Filmed Entertainment segment due to increased capital expenditures.

Each component of expenses is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Operating income increased $126 million, or 29%, to $567 million in the first quarter. Media Networks operating income increased by $93 million, or 15%. Filmed Entertainment operating loss was $63 million, a $45 million, or 42%, improvement compared to the operating loss in the first quarter of 2007.

Interest Expense, Net

Interest expense, net, increased $6 million, or 5%, to $117 million in the first quarter. The increase is due to higher average debt outstanding, partially offset by a lower average interest rate on our mix of obligations. Our lower average interest rate is principally driven by lower rates on our variable rate debt.

Equity in Earnings (Losses) of Investee Companies

Equity in losses of investee companies increased $10 million to a net loss of $6 million in the first quarter, primarily attributable to our share of the losses from Rhapsody America. We acquired our investment in Rhapsody America in July 2007.

Other Items, Net

Other items, net remained flat at a loss of $3 million in the first quarter. The net loss principally reflects a $12 million non-cash impairment of a minority investment and costs associated with our receivables securitization programs, partially offset by gains from foreign exchange rate fluctuations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provision for Income Taxes

As a result of our increased earnings before income taxes, the provision for income taxes increased $41 million, or 33%, to $167 million in the quarter. The provision in the first quarter of 2008 reflects an effective income tax rate of 37.9% as compared to 38.1% in 2007. The reduction in the effective tax rate is principally due to a decrease in state and local income taxes and incremental tax benefits associated with qualified production activities, partially offset by a 1 percentage point increase related to the impairment charge for which the associated tax benefit has not yet been recognized.

Minority Interest, Net of Tax

Minority interest expense, net of tax, increased $1 million, or 33%, to $4 million in the first quarter.

Discontinued Operations, Net of Tax

The quarter ended March 31, 2007, reflects the net results of Famous Music’s operations prior to completion of the sale in July 2007.

SEGMENT RESULTS OF OPERATIONS

The following table presents revenues, expenses and operating income by reporting segment for the quarters ended March 31, 2008 and 2007. Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks segment properties and the purchase of the Filmed Entertainment segment’s feature films exhibition rights by the Media Networks segment. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Segment Results of Operations	Quarter Ended March 31,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007

Revenues
Media Networks	$2,017	$1,733	16%
Filmed Entertainment	1,146	1,024	12
Eliminations	(46)	(39)	(18)

Total revenues	3,117	2,718	15

Expenses
Media Networks	1,323	1,132	(17)
Filmed Entertainment	1,209	1,132	(7)

Total segment expenses	2,532	2,264	(12)
Corporate	64	54	(19)
Eliminations	(46)	(41)	12

Total expenses	2,550	2,277	(12)

Operating income/(loss)
Media Networks	694	601	15
Filmed Entertainment	(63)	(108)	42

Total segment operating income	631	493	28
Corporate expenses	(64)	(54)	(19)
Eliminations	—	2	NM

Total operating income	$567	$441	29%

NM = not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Media Networks

Worldwide revenues increased $284 million, or 16%, to $2.017 billion in the first quarter of 2008. The increase was primarily attributable to sales of the Rock Band video game, advertising growth at certain channels and rate and subscriber increases in affiliate fees.

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007

Revenues by Component

Advertising	$1,048	$974	8%
Affiliate fees	637	566	13
Ancillary	332	193	72

Total revenues by component	$2,017	$1,733	16%

Revenues by Geography

Domestic	$1,731	$1,488	16%
International	286	245	17

Total revenues by geography	$2,017	$1,733	16%

Advertising

Worldwide advertising revenues increased $74 million, or 8%, to $1.048 billion in the first quarter. Domestic advertising revenue increased 7% versus the comparable period of 2007 driven by Nickelodeon, COMEDY CENTRAL and TV Land. International advertising revenues increased 13%, primarily due to strong European performance and higher digital advertising revenues. Foreign exchange contributed 9 percentage points to reported international growth and divestitures negatively impacted international growth by 4 percentage points, as a result of the contribution of our India operations to a joint venture.

Affiliate Fees

Worldwide affiliate fees increased $71 million, or 13%, to $637 million in the first quarter. Domestic affiliate fees were up 11%, due principally to contractual rate increases across core channels as well as an increase in subscribers for digital channels. International affiliate fees increased 21% principally driven by subscriber growth and rate increases in Europe and foreign currency fluctuations, which contributed 9 percentage points to international growth, partially offset by divestitures negatively impacting international growth by 2 percentage points, as a result of the joint venture described above.

Ancillary

Worldwide ancillary revenues increased $139 million, or 72%, in the first quarter. Domestic ancillary revenues for the quarter were up 94% driven by sales of the Rock Band video game, which was released in the fourth quarter of 2007, partially offset by lower home entertainment sales and licensing revenues. International ancillary revenues increased 15% primarily due to higher consumer products licensing revenues and foreign currency fluctuations, which contributed 4 percentage points of growth.

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

Expenses and Operating Income	Quarter Ended March 31,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007

Expenses:
Operating expenses	$779	$586	(33)%
Selling, general & administrative	481	476	(1)
Depreciation & amortization	63	70	10

Total expenses	$1,323	$1,132	(17)%

Operating income	$694	$601	15%

Operating Expenses

Operating expenses increased $193 million, or 33%, to $779 million in the first quarter, including a $134 million increase in distribution and other costs, principally for costs related to the Rock Band video game, as well as a $59 million, or 12%, increase in production and programming costs due to acquired programming on VH1 and Nick at Nite, and original programming on MTV.

Selling, General and Administrative Expenses

SG&A increased $5 million, or 1%, to $481 million in the first quarter. The net change includes the impact of $56 million of restructuring costs incurred during the first quarter of 2007 related to international and domestic operations, as well as increased costs related to higher employee compensation expenses and professional services.

Depreciation and Amortization

Depreciation and amortization decreased $7 million, or 10%, in the first quarter, principally due to lower amortization of intangible assets resulting from certain subscriber agreements that were fully amortized in 2007.

Operating Income

Operating income increased $93 million, or 15%, to $694 million in the first quarter, including a 9 percentage point benefit related to the $56 million restructuring charge taken in first quarter of 2007, as well as the contribution of higher revenues partially offset by the increased expenses.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

The results of operations of our Filmed Entertainment segment are subject to fluctuations due to various factors, including the public’s response to our theatrical films and DVD releases, the number, timing and availability of releases and the amount and timing of print and advertising spending for films. Worldwide revenues increased $122 million, or 12%, to $1.146 billion in the first quarter of 2008. The increase was primarily attributable to a 22% increase in home entertainment revenues, principally reflecting increased revenues recognized from our third-party distribution arrangements and an increase in the number and mix of home entertainment releases, as well as increases in television license fees and ancillary revenues, partially offset by a decrease in theatrical revenues.

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007

Revenues by Component

Theatrical	$247	$266	(7)%
Home entertainment	499	410	22
Television license fees	340	308	10
Ancillary	60	40	50

Total revenues by component	$1,146	$1,024	12%

Revenues by geography

Domestic	$598	$580	3%
International	548	444	23

Total revenues by geography	$1,146	$1,024	12%

Theatrical

Worldwide theatrical revenues decreased $19 million, or 7%, to $247 million in the first quarter. Domestic revenues decreased $40 million primarily due to the lower box office performance of films released in the first quarter of 2008, as well as lower current quarter revenues from prior quarter releases, as compared to the first quarter of 2007. In the first quarter of 2008, we released 6 films, including Cloverfield and The Spiderwick Chronicles, as compared to 6 films also released in the first quarter of 2007, including Norbit, Freedom Writers and Zodiac. Current quarter revenues from films released in the fourth quarter of 2007 were driven by There Will Be Blood and Sweeney Todd: The Demon Barber of Fleet Street, which contributed lower revenues to the first quarter of 2008 than Dreamgirls, which was released in the fourth quarter of 2006, contributed to the first quarter of 2007. International theatrical revenues increased $21 million driven primarily by Cloverfield, No Country for Old Men and The Spiderwick Chronicles, which generated higher revenues as compared to international releases in the first quarter of 2007, including Dreamgirls, Charlotte’s Web and Norbit.

Home Entertainment

Worldwide home entertainment revenues increased $89 million, or 22%, to $499 million in the first quarter. Domestic home entertainment revenues increased $47 million due to increased revenues from our third-party distribution arrangements, including our new CBS distribution agreement for which the Company records gross revenues and expenses as principal in the arrangement, and $29 million recognized in connection with the conclusion of an HD-DVD exclusivity arrangement, partially offset by a decrease in catalog revenues. In the current quarter we released six titles, including DreamWorks Animation’s Bee Movie, as well as Beowulf and Into the Wild, as compared to the three titles we released in the first quarter of 2007 which included DreamWorks

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Animation’s Flushed Away and our releases of Flags of Our Fathers and Babel. International home entertainment revenues increased $42 million driven primarily by our third-party distribution revenues and from our international releases, including Stardust, The Heartbreak Kid, Transformers and DreamWorks Animation’s Bee Movie, as compared to World Trade Center, and DreamWorks Animation’s Over the Hedge and Flushed Away in the first quarter of 2007, partially offset by a decrease in catalog revenues.

Television License Fees

Worldwide television license fees increased $32 million, or 10%, to $340 million in the first quarter, primarily due to an increase in international pay TV and international syndicated television license fees as a result of an increased number of available titles.

Ancillary

Ancillary revenues increased $20 million, or 50%, to $60 million in the first quarter, principally due to increased licensing and merchandising revenues associated with Transformers.

Expenses and Operating Income/(Loss)

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

Expenses and Operating Income/(Loss)	Quarter Ended March 31,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007

Expenses:
Operating expenses	$1,076	$1,016	(6)%
Selling, general & administrative	108	94	(15)
Depreciation & amortization	25	22	(14)

Total expenses	$1,209	$1,132	(7)%

Operating income/(loss)	$(63)	$(108)	42%

Operating Expenses

Operating expenses increased $60 million, or 6%, to $1.076 billion in the first quarter, principally due to a $54 million, or 12%, increase in feature film amortization, which included costs associated with our third party distributions as well as The Spiderwick Chronicles and Cloverfield in the current quarter as compared to Norbit in the first quarter of 2007. Distribution and other costs, principally print and advertising expenses, increased $6 million, or 1%, due to costs associated with Paramount Vantage (“Vantage”) releases There Will Be Blood and No Country for Old Men, with no comparable Vantage titles in the prior year and increased expenses associated with our third-party distribution arrangements, including our new CBS distribution agreement, partially offset by lower costs in the current quarter from films released in the fourth quarter of 2007 including Kite Runner and Sweeney Todd: Demon Barber of Fleet Street, as compared to Dreamgirls and Charlotte’s Web released in 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

SG&A increased $14 million, or 15%, to $108 million in the first quarter. The increase in the quarter was primarily attributable to increased employee compensation costs and facilities expenses.

Depreciation and Amortization

Depreciation and amortization increased $3 million, or 14%, to $25 million in the first quarter due to increased capital expenditures.

Operating Income/(Loss)

Operating loss was $63 million in the first quarter, an improvement of $45 million, or 42%, as compared to the operating loss in the first quarter of 2007. This improvement was driven by the impact of the 12% increase in revenues, including income recognized from the conclusion of our HD-DVD agreement, partially offset by the 7% increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our access to capital markets, provide us adequate resources to fund ongoing operations including investment in programming and film productions, capital expenditures and investment in new projects, including digital media, share repurchases and acquisitions.

Our principal uses of cash include the creation of new content, acquisitions of third party content, ongoing investments in our businesses, acquisitions of businesses and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. We may access external financing from time to time depending on our cash requirements, our assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Additionally, our cost to borrow is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our credit ratings remain unchanged from December 31, 2007.

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our bank facilities are subject to one principal financial covenant, interest coverage, which we met on March 31, 2008.

Cash Flows

Cash and cash equivalents decreased by $108 million in the first quarter of 2008. The change in cash and cash equivalents was as follows:

Cash Flows	Quarter Ended March 31,
(in millions)	2008	2007
Cash provided by operations	$91	$349
Net cash flow used in investing activities	(105)	(64)
Net cash flow used in financing activities	(98)	(592)
Effect of exchange rate on cash	4	(1)

Decrease in cash and cash equivalents	$(108)	$(308)

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Activities

Cash provided by operations was $91 million in the quarter, a decrease of $258 million, or 74%, as compared to the same period in 2007. The decrease is primarily due to increased investment in original and acquired programming and feature film production and the timing of receipts and payments made for programming and distribution agreements, as well as higher tax payments and a voluntary pension contribution made in the first quarter of 2008.

Investing Activities

Cash used in investing activities was $105 million for the first quarter, an increase of $41 million, or 64%, due to higher levels of capital expenditures primarily related to improvements to certain facilities.

Financing Activities

Cash used in financing activities was $98 million for the quarter, a decrease of $494 million, or 83%. The use of cash in the first quarter of 2008 was driven by $429 million of share repurchases, partially offset by debt increases of $300 million under our revolving credit facility and $62 million of commercial paper. Cash used in financing activities in the first quarter of 2007 includes a $170 million payment related to the settlement of the special dividend to CBS Corporation.

Capital Resources

Capital Structure and Financing Obligations

At March 31, 2008, total financing obligations were $8.610 billion, an increase of $364 million, or 4%, from $8.246 billion at December 31, 2007. The increase in debt was primarily to support our share repurchases during the quarter.

Commercial Paper

At March 31, 2008, the outstanding commercial paper had a weighted average interest rate of 3.34% and an average remaining life of less than 30 days. The commercial paper is classified as a non-current financing obligation as the Company has the intent and ability through utilization of its $3.25 billion revolving facility due December 2010 to refinance such obligations as long-term.

Stock Repurchase Program

As further discussed in our 2007 Annual Report, the Company is currently repurchasing shares of its Class B common stock under a $4.0 billion stock repurchase program. For the quarter ended March 31, 2008, 9.2 million shares were repurchased in the open market under this program for an aggregate purchase price of $367 million. An additional 1.2 million shares were purchased under the agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, for an aggregate purchase price of $47 million for the quarter ended March 31, 2008.

For the year through May 1, 2008, the Company acquired 13.5 million shares at a weighted average price per share of $39.70 for an aggregate purchase price of $536 million under the stock repurchase program, including shares purchased from NAI.

OTHER MATTERS

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 8 to the consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: advertising market conditions; the public acceptance of and ratings for our feature films, programs, digital services and other content, as well as related advertisements; competition for advertising dollars; technological developments and their effect in our markets and on consumer behavior; fluctuations in our results due to the timing, mix and availability of our programming, films and other content; changes in the Federal communications laws and regulations; the impact of piracy; the impact of increased scale in parties involved in the distribution and aggregation of our products and program services to consumers and advertisers; the impact of union activity; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2007 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2007 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 12 to the consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2007 Annual Report to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our business or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2007, we announced that our Board of Directors had approved a new stock repurchase program under which we are authorized to acquire up to $4.0 billion of Viacom Class A and Class B common stock. We commenced repurchases under this program in June 2007. In connection with the program, we also extended our agreement with NAI and NAIRI pursuant to which we agreed to buy from NAI and NAIRI, and NAI and NAIRI agreed to sell to us, a number of shares of our Class B common stock each month such that the ownership percentage of our Class A common stock and Class B common stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchases of shares under the program.

The following table provides information about our purchases under the program of equity securities that are registered under Section 12 of the Exchange Act during the quarter ended March 31, 2008:

	Number of Shares Repurchased (thousands)	Average Price Paid per Share (dollars)	Remaining Availability Under Program (millions)
As of December 31, 2007	37,012.5	$40.59	$2,498
Month ended January 31, 2008:
Open market	3,406.9	39.63	2,363
NAIRI	439.5	39.16	2,346
Month ended February 29, 2008:
Open market	2,351.9	39.90	2,252
NAIRI	303.4	39.84	2,240
Month ended March 31, 2008:
Open market	3,500.0	39.33	2,102
NAIRI	451.4	39.14	2,084

Total as of March 31, 2008	47,465.6	$39.56	$2,084

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: May 2, 2008	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: May 2, 2008	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.