Form 10-Q
period 2008-06-30
Viacom Inc.
filed 2008-07-29
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2008
Class A Common stock, par value $0.001 per share	57,362,634
Class B Common stock, par value $0.001 per share	563,553,711

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except earnings per share amounts)	2008	2007	2008	2007

Revenues	$3,857	$3,186	$6,974	$5,904
Expenses:
Operating	2,238	1,766	4,047	3,327
Selling, general and administrative	730	620	1,379	1,240
Depreciation and amortization	97	98	189	194

Total expenses	3,065	2,484	5,615	4,761

Operating income	792	702	1,359	1,143
Interest expense, net	(123)	(114)	(240)	(225)
Gain on sale of equity investment	—	151	—	151
Equity in (losses) earnings of investee companies	(10)	9	(16)	13
Other items, net	(12)	(42)	(15)	(45)

Earnings from continuing operations before provision for income taxes and minority interest	647	706	1,088	1,037

Provision for income taxes	(237)	(268)	(404)	(394)
Minority interest, net of tax	(4)	(5)	(8)	(8)

Net earnings from continuing operations	406	433	676	635
Discontinued operations, net of tax	1	1	1	2

Net earnings	$407	$434	$677	$637

Basic earnings per common share:
Earnings per share, continuing operations	$0.65	$0.63	$1.07	$0.92
Earnings per share, discontinued operations	$—	$—	$—	$—
Net earnings per share	$0.65	$0.63	$1.07	$0.92

Diluted earnings per common share:
Earnings per share, continuing operations	$0.64	$0.63	$1.06	$0.92
Earnings per share, discontinued operations	$0.01	$—	$0.01	$—
Net earnings per share	$0.65	$0.63	$1.07	$0.92

Weighted average number of common shares outstanding:
Basic	629.2	686.4	634.4	689.3
Diluted	630.1	687.8	635.5	690.9

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
(in millions, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$737	$920
Receivables (includes retained interests in securitizations—see Note 6)	2,135	2,617
Inventory	891	727
Deferred tax assets, net	249	248
Prepaid and other assets	353	321

Total current assets	4,365	4,833
Property and equipment, net	1,253	1,196
Inventory	4,442	4,108
Goodwill	11,399	11,375
Intangibles, net	745	684
Other assets	684	708

Total assets	$22,888	$22,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256	$497
Accrued expenses	1,319	1,563
Participants’ share and residuals	1,299	1,545
Program rights obligations	395	370
Deferred revenue	357	406
Financing obligations	171	187
Other liabilities	625	705

Total current liabilities	4,422	5,273
Financing obligations	9,072	8,059
Participants’ share and residuals	303	285
Program rights obligations	539	533
Deferred tax liabilities, net	62	105
Other liabilities	1,452	1,501
Minority interests	44	37
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common stock, par value $0.001, 5,000.0 authorized; 565.4 and 587.4 outstanding, respectively	1	1
Additional paid-in capital	8,123	8,079
Treasury stock	(5,362)	(4,502)
Retained earnings	4,084	3,407
Accumulated other comprehensive income	148	126

Total stockholders’ equity	6,994	7,111

Total liabilities and stockholders’ equity	$22,888	$22,904

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2008	2007
OPERATING ACTIVITIES
Net earnings	$677	$637
Discontinued operations, net of tax	(1)	(2)

Net earnings from continuing operations	676	635
Reconciling items:
Depreciation and amortization	189	194
Feature film and program amortization	2,098	1,482
Stock based compensation	42	42
Gain on sale of equity investment	—	(151)
Equity in investee companies and minority interest, net of distributions	49	12
Provision for deferred taxes	(44)	53
Operating assets and liabilities, net of acquisitions:
Receivables	478	279
Inventory, program rights and participations	(2,765)	(1,580)
Accounts payable and other current liabilities	(626)	(398)
Other, net	(94)	202
Discontinued operations, net	—	35

Cash provided by operations	3	805

INVESTING ACTIVITIES
Net cash used in business combinations	(36)	(9)
Business dispositions	—	191
Capital expenditures	(182)	(81)
Investments in and advances to equity affiliates and other, net	(29)	(24)
Discontinued operations, net	13	—

Net cash flow (used in)/provided by investing activities	(234)	77

FINANCING ACTIVITIES
Borrowings from banks	1,500	—
Repayments to banks	(1,150)	—
Commercial paper	610	(348)
Payment of other financing obligations	(55)	(32)
Special dividend to Former Viacom	—	(170)
Purchase of treasury stock	(865)	(689)
Exercise of stock options and other, net	2	70

Net cash provided by/(used in) financing activities	42	(1,169)

Effect of exchange rate changes on cash and cash equivalents	6	1

Net change in cash and cash equivalents	(183)	(286)
Cash and cash equivalents at beginning of period	920	706

Cash and cash equivalents at end of period	$737	$420

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company. Viacom engages audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. Through a combination of original and acquired programming and other entertainment content, the Media Networks brands are focused on providing content that appeals to key demographics attractive to advertisers and distributors on cable television, satellite, mobile and digital media platforms, and consumer products. The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, DreamWorks Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands.

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

Accounting Changes

Statement 157

In September 2006, the Financial Accounting Standards Board (“FASB”) finalized Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements, however, it does not require any new fair value measurements. The provisions of FAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has applied the provisions of FASB Staff Position FAS 157-2—Effective Date of FASB Statement No. 157 and delayed the effective date of FAS 157 until January 1, 2009. The Company’s non-financial assets and non-financial liabilities include long lived assets held and used, goodwill and intangible assets. The Company is currently assessing the potential effect of FAS 157 on all non-financial assets and non-financial liabilities.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s financial assets and liabilities reflected in the consolidated financial statements at fair value include marketable securities and derivative financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for derivative financial instruments is determined utilizing an income approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2008:

Financial Asset (Liability) (in millions)	June 30, 2008	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Marketable securities	$82	$82	$—	$—
Derivative financial instruments	(59)	—	(6)	(53)

Total	$23	$82	$(6)	$(53)

In respect of derivative financial instruments measured using significant unobservable inputs, the change in fair value during the reporting period is reflected as a component of Other items, net within the Company’s Consolidated Statements of Earnings. For the quarter and six months ended June 30, 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statement of Earnings.

Discontinued Operations

In July 2007, the Company completed the sale of Famous Music, which was previously part of the Filmed Entertainment reporting segment prior to the sale. Discontinued operations, net of tax, reflects certain adjustments related to businesses previously sold, as well as the net operating results of Famous Music prior to the sale.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to unfunded benefit plans, unrealized gains or losses on certain derivative financial instruments and unrealized gains and losses on investments in equity securities which are publicly traded.

Comprehensive Income	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Net earnings	$407	$434	$677	$637

Other comprehensive income:
Cash flow hedges	(1)	—	(1)	(1)
Translation adjustments	(9)	9	21	20
Unrealized gain on securities	1	—	1	—
Defined benefit pension plans	1	(1)	1	(1)

Comprehensive income	$399	$442	$699	$655

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share:

Common Shares Outstanding	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Weighted average common shares outstanding, basic	629.2	686.4	634.4	689.3
Dilutive effect of stock options	0.2	1.0	0.4	1.1
Dilutive effect of restricted and performance share units	0.7	0.4	0.7	0.5

Weighted average common shares outstanding, diluted	630.1	687.8	635.5	690.9

For the quarter and six months ended June 30, 2008 total stock options and share units for Class B common stock of 46.8 million and 42.8 million, respectively, were excluded from the calculation of diluted earnings per common share, because their inclusion would have been anti-dilutive. For the quarter and six months ended June 30, 2007, 43.2 million stock options and share units for Class B common stock were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

Reclassification

Certain amounts have been reclassified to conform to the 2008 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

Statement No. 142-3

In April 2008, the FASB issued Statement No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141(R), Business Combinations—revised (“FAS 141(R)”), and other GAAP. FAS 142-3 will be effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

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

Statement No. 141(R)

In December 2007, the FASB issued FAS 141(R) which provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS 141(R) will be effective for all business combinations consummated beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Statement No. 160

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently assessing the potential effect of FAS 160 on the Company’s financial statements.

NOTE 4. INVENTORY

Inventory of the Company consists of the following:

Inventory (in millions)	June 30, 2008	December 31, 2007
Film inventory:
Released, net of amortization	$918	$760
Completed, not yet released	179	268
In process and other	1,053	860

Total film inventory	2,150	1,888
Programming inventory:
Original programming, net of amortization	1,298	1,303
Acquired program rights, net of amortization	1,583	1,424
Merchandise and other inventory	302	220

Total inventory	5,333	4,835
Less current portion	(891)	(727)

Total inventory, non-current	$4,442	$4,108

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations (in millions)	June 30, 2008	December 31, 2007

Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750	$750
Senior notes due 2011, 5.750%	1,495	1,494
Senior notes due 2016, 6.250%	1,495	1,495
Senior notes due 2017, 6.125%	497	497
Senior debentures due 2036, 6.875%	1,734	1,733
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	161	170
Commercial paper	666	56
Credit facility	1,100	750
Capital lease and other obligations	347	303

Total financing obligations	9,243	8,246
Less current portion	(171)	(187)

Total financing obligations, non-current	$9,072	$8,059

At June 30, 2008, the total unamortized discount related to the fixed rate senior notes and debentures and the note payable was $31 million and $30 million, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At June 30, 2008, the outstanding commercial paper had a weighted average interest rate of 3.03% and an average remaining life of less than 30 days. The commercial paper and Senior Notes due in June 2009 are classified as non-current financing obligations as the Company has the intent and ability, through utilization of its $3.25 billion revolving facility due December 2010, to refinance such obligations. At June 30, 2008, the Company was in compliance with all covenants under the $3.25 billion credit facility.

NOTE 6. RECEIVABLES

Receivables, including securitizations, were as follows:

Receivables, Including Securitizations (in millions)	June 30, 2008	December 31, 2007
Securitized pools of trade receivables	$1,569	$2,259
Interests in securitizations sold to third parties	(944)	(950)

Retained interests in securitizations	625	1,309
Receivables not subject to securitizations	1,621	1,410

Receivables, including retained interests in securitizations	2,246	2,719
Less allowance	(111)	(102)

Total receivables, including retained interests in securitizations, net	$2,135	$2,617

The financial cost of funding and the cash flow impact of the securitization programs to our operating cash flows are included in Note 13.

NOTE 7. STOCK REPURCHASE PROGRAM

As further discussed in our 2007 Annual Report, the Company is currently repurchasing shares of its Class B common stock under a $4.0 billion stock repurchase program. For the quarter and six months ended June 30, 2008, 10.8 million and 20.0 million shares were repurchased in the open market under this program for an aggregate purchase price of $395 million and $762 million, respectively. An additional 1.4 million and 2.6 million shares for the same periods were purchased under the agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, and its wholly-owned subsidiary, NAIRI, Inc., for an aggregate purchase price of $51 million and $98 million for the quarter and six months ended June 30, 2008, respectively. A liability of $18 million and $24 million is accrued in the Company’s Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively, for the obligation to repurchase committed shares not yet settled at the balance sheet date.

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended June 30, 2008 and 2007, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $25 million and $17 million, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NAI and Mr. Redstone own in the aggregate approximately 87% of the common stock of Midway. Midway places advertisements on Viacom’s cable networks and digital media assets from time to time. During each of the six months ended June 30, 2008 and 2007, MTVN earned revenues from Midway of approximately $1 million. The Company believes that these transactions were no more or less favorable to it than it would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

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

Paramount recognizes revenues and expenses related to the distribution of certain television products into the home entertainment market on behalf of CBS. Effective January 1, 2008, Viacom entered into a new distribution agreement with CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount paid $100 million to CBS during the first quarter of 2008. Paramount also recognizes revenue related to the lease of studio space to CBS and licensing of motion picture products to CBS. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments also place advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s consolidated financial statements:

Related Party Transactions	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Consolidated Statements of Earnings
Revenues	$120	$47	$207	$107
Operating expenses	$139	$39	$251	$133
Discontinued operations, net of tax	$—	$—	$—	$(5)

			June 30, 2008	December 31, 2007

Consolidated Balance Sheets
Accounts receivable			$98	$87
Other assets			5	22

Total due from CBS			$103	$109

Accounts payable			$7	$3
Participants’ share, residuals and royalties payable			100	177
Programming rights, current			97	98
Other liabilities			155	177

Total due to CBS			$359	$455

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

401(k) Plan Transactions

Following the separation, some participants in the Viacom 401(k) Plan continued to be invested in CBS Corporation Class A and Class B common stock. On June 29, 2007, the Company and CBS Corporation entered into an agreement for CBS Corporation to purchase the shares of CBS Corporation Class A and Class B common stock from the Viacom 401(k) Plan, and in July 2007, those shares were sold to CBS Corporation for total proceeds of $30 million.

Similarly, some participants in the 401(k) plans sponsored by CBS Corporation continued to be invested in Viacom Class A and Class B common stock following the separation. On June 29, 2007, the Company and CBS Corporation entered into an agreement for the Company to purchase the shares of Viacom Class A and Class B common stock from the CBS-sponsored 401(k) plans, and in July 2007, those shares were purchased for an aggregate amount of $120 million.

Other Related Party Transactions

The Company, in the normal course of business, is involved in other related party transactions with NAI, Midway and CBS, and other related parties that are not material in any of the periods presented.

NOTE 9. STOCK BASED COMPENSATION

During the quarter ended June 30, 2008, the Company granted 4,722,605 stock options, 1,393,028 restricted share units (“RSUs”) and 388,949 performance share units (“PSUs”), principally in connection with its annual grant under the Company’s Long-Term Management Incentive Plan. For the six months ended June 30, 2008, the Company granted 4,747,973 stock options, 1,410,700 RSUs and 704,604 PSUs.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Recognized in earnings:
Stock options	$10	$9	$18	$25
Restricted share units	7	6	14	12
Performance share units	5	3	10	5

Total compensation cost in earnings	$22	$18	$42	$42

Tax benefit recognized	$8	$6	$15	$15
Capitalized stock based compensation expense	$3	$2	$6	$5

Total unrecognized compensation cost related to unvested stock option awards and PSUs at June 30, 2008 are approximately $119 million and $57 million, respectively, and are expected to be recognized on a straight-line basis over a weighted-average period of 2 years. Total unrecognized compensation cost related to RSUs at June 30, 2008 is approximately $103 million and is expected to be recognized over a weighted-average period of 2 years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost for the Company under Viacom’s defined benefit pension plans consists of the following:

Net Periodic Benefit Costs	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Service cost	$9	$8	$18	$17
Interest cost	8	7	17	15
Expected return on plan assets	(7)	(5)	(14)	(10)
Amounts amortized	2	1	2	1

Net periodic benefit costs	$12	$11	$23	$23

Contributions	$—	$1	$41	$1

Contributions for the six months ended June 30, 2008 include $40 million of contributions to the Company’s funded plans. All remaining contributions during the periods presented relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company’s defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time.

NOTE 11. REPORTING SEGMENTS

The following tables set forth the Company’s financial performance by reporting segment. The Company’s reporting segments have been determined in accordance with the Company’s internal management structure. The Company operates two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by Filmed Entertainment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the Consolidated Statements of Earnings is included within eliminations in the table below. Operating income is used as the measure of segment profit performance.

Revenues	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Media Networks	$2,136	$1,922	$4,153	$3,655
Filmed Entertainment	1,771	1,311	2,917	2,335
Eliminations	(50)	(47)	(96)	(86)

Total revenues	$3,857	$3,186	$6,974	$5,904

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Operating Income	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Media Networks	$765	$735	$1,459	$1,336
Filmed Entertainment	86	22	23	(86)

Total segment operating income	851	757	1,482	1,250
Corporate expenses	(59)	(55)	(123)	(109)
Eliminations	—	—	—	2

Total operating income	792	702	1,359	1,143
Interest expense, net	(123)	(114)	(240)	(225)
Gain on sale of equity investment	—	151	—	151
Equity in (losses) earnings of investee companies	(10)	9	(16)	13
Other items, net	(12)	(42)	(15)	(45)

Earnings from continuing operations before provision for income taxes and minority interest	$647	$706	$1,088	$1,037

Total Assets (in millions)	June 30, 2008	December 31, 2007
Media Networks	$16,034	$15,713
Filmed Entertainment	6,199	6,194
Corporate/Eliminations	655	997

Total assets	$22,888	$22,904

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

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our investments, including principal and interest, of approximately $232 million at June 30, 2008 and has accrued a liability of $54 million in respect of such exposures. The Company’s guarantees principally relate to the Company’s investment in DW Funding LLC (“DW Funding”), as more fully described in Note 4 of the 2007 Annual Report.

At June 30, 2008, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster and Famous Players, was $1.306 billion with a recorded liability of $245 million. Certain Blockbuster leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster’s indemnification obligations are secured by a $150 million letter of credit. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. Further, in the third quarter of 2005, Former Viacom sold Famous Players, an operator of movie theaters in Canada. Former

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Viacom may incur liabilities associated with Famous Players theater leases and Famous Players has agreed to indemnify Former Viacom with respect to any amount paid. In connection with the separation, the Company agreed to indemnify Former Viacom with respect to these obligations.

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

Former Viacom, NAI, Blockbuster and the Company, and certain of their respective present and former officers and directors, are currently defendants in an ERISA action in the United States District Court for the Northern District of Texas relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. A consolidated securities action in the United States District Court for the Northern District of Texas and a state law action in the Court of Chancery of Delaware arising from the same facts were dismissed in September 2007 and February 2008, respectively. Plaintiffs did not appeal the dismissal of the Texas securities action and that matter is now concluded. The plaintiff’s appeal from the dismissal of the complaint in the Delaware action is pending argument in the Supreme Court of Delaware. The plaintiff in the ERISA action alleges that the defendants in that case breached fiduciary obligations to the Blockbuster Investment Plan by continuing to offer to plan participants Blockbuster stock from and after November 2003 and by offering to Plan participants the opportunity to exchange their shares of Former Viacom common stock for the shares of Blockbuster common stock. In September 2007, defendants’ motion to dismiss the ERISA action was granted in part and denied in part, and in November, the plaintiff filed an amended complaint, which the defendants moved to dismiss and are awaiting a ruling on the motion. Blockbuster has agreed to indemnify Former Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster, and the Company has agreed to indemnify CBS Corporation for any losses arising from these lawsuits. The Company believes that the plaintiffs’ positions in these litigations are without merit and intends to continue to vigorously defend this lawsuit.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. The defendant’s motion to dismiss that complaint was denied in June 2008. The defendants have appealed the ruling and have requested a stay of the proceeding pending the appeal. The Company believes the plaintiff’s position is without merit and intends to vigorously defend this lawsuit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Cash paid for interest, net of amounts capitalized	$213	$192	$250	$237
Cash paid for income taxes	$295	$98	$439	$168

Receivable Securitization Arrangements			Six Months Ended June 30,
(in millions)			2008	2007
Receivable interests sold to investors at beginning of period			$950	$950
Proceeds from the sale of receivables			2,232	2,102
Cash interest paid			21	27
Cash remitted			(2,259)	(2,129)

Receivable interests sold to investors at end of the period			$944	$950

Interest Expense, net	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Interest expense	$(132)	$(119)	$(260)	$(237)
Interest income	9	5	20	12

Interest expense, net	$(123)	$(114)	$(240)	$(225)

Other Items, net	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Loss on securitization programs	$(6)	$(14)	$(15)	$(28)
Foreign exchange (loss)/gain	(6)	7	12	16
Impairment of minority investments	—	(36)	(12)	(36)
Other income	—	1	—	3

Other items, net	$(12)	$(42)	$(15)	$(45)

Impairment of Investments

In the first quarter of 2008 and the second quarter of 2007, the Company recorded non-cash pre-tax impairment charges of $12 million and $36 million, respectively, related to minority investments, which are accounted for under the cost method. The impairment charges are included in Other items, net in the Consolidated Statements of Earnings.

Gain on Sale of Equity Investment

In June 2007, the Company sold MTV Networks’ investment in Russia, an international equity affiliate, for $191 million and recognized a pre-tax gain on the sale of $151 million. The Company’s equity in earnings of MTV Russia is not material to its operations in any period presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company. We engage audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Logo®, Rock Band™, Nickelodeon®, Noggin®, Nick at Nite®, AddictingGames™, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, Atom™, Gametrailers™, BET®, Paramount Pictures®, DreamWorks Pictures™ and Paramount Vantage™. Viacom’s global reach includes approximately 160 channels and 340 online properties in 160 countries and territories.

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

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended June 30, 2008 compared to the quarter and six months ended June 30, 2007.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and six months ended June 30, 2008 compared to the quarter and six months ended June 30, 2007.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and six months ended June 30, 2008 and 2007.

Consolidated Results of Operations	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Revenues	$3,857	$3,186	21%	$6,974	$5,904	18%

Expenses:
Operating	2,238	1,766	(27)	4,047	3,327	(22)
Selling, general and administrative	730	620	(18)	1,379	1,240	(11)
Depreciation and amortization	97	98	1	189	194	3

Total expenses	3,065	2,484	(23)	5,615	4,761	(18)

Operating income	792	702	13	1,359	1,143	19

Interest expense, net	(123)	(114)	(8)	(240)	(225)	(7)
Gain on sale of equity investment	—	151	NM	—	151	NM
Equity in (losses) earnings of investee companies	(10)	9	NM	(16)	13	NM
Other items, net	(12)	(42)	71	(15)	(45)	67

Earnings from continuing operations before provision for income taxes and minority interest	647	706	(8)	1,088	1,037	5

Provision for income taxes	(237)	(268)	12	(404)	(394)	(3)
Minority interest, net of tax	(4)	(5)	20	(8)	(8)	—

Net earnings from continuing operations	406	433	(6)	676	635	6

Discontinued operations, net of tax	1	1	—	1	2	(50)

Net earnings	$407	$434	(6)%	$677	$637	6%

NM = not meaningful

Revenues

Revenues increased $671 million, or 21%, to $3.857 billion in the second quarter of 2008. Media Networks segment revenues increased $214 million, or 11%, to $2.136 billion. Filmed Entertainment segment revenues increased $460 million, or 35%, to $1.771 billion. Revenues increased $1.070 billion, or 18%, to $6.974 billion in the six months ended June 30, 2008. Media Networks segment revenues increased $498 million, or 14%, to $4.153 billion. Filmed Entertainment segment revenues increased $582 million, or 25%, to $2.917 billion. Factors contributing to revenue growth are discussed in greater detail within the section Segment Results of Operations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables provide revenues by component for the quarter and six months ended June 30, 2008 and 2007:

Revenues by Component	Quarter Ended June 30,		Better/(Worse)	Percentage of Total Revenues[1]
(in millions)	2008	2007	2008 vs. 2007	2008	2007
Advertising sales	$1,173	$1,147	2%	29%	35%
Feature film	1,717	1,271	35	44	39
Affiliate fees	656	586	12	17	18
Ancillary	361	229	58	10	8
Eliminations	(50)	(47)	NM	—	—

Total revenues by component	$3,857	$3,186	21%	100%	100%

NM = not meaningful

1 For purposes of determining the percentage of total revenues, we have allocated eliminations of $38 million, $9 million and $3 million for the quarter ended June 30, 2008 to advertising sales, feature film and ancillary revenues, respectively, and eliminations of $27 million, $15 million and $5 million for the quarter ended June 30, 2007 to advertising sales, feature films and ancillary revenues, respectively.

Revenues by Component	Six Month Ended June 30,		Better/(Worse)	Percentage of Total Revenues[1]
(in millions)	2008	2007	2008 vs. 2007	2008	2007
Advertising sales	$2,221	$2,121	5%	31%	35%
Feature film	2,803	2,255	24	40	38
Affiliate fees	1,293	1,152	12	19	20
Ancillary	753	462	63	10	7
Eliminations	(96)	(86)	NM	—	—

Total revenues by component	$6,974	$5,904	18%	100%	100%

NM = not meaningful

1 For purposes of determining the percentage of total revenues, we have allocated eliminations of $72 million, $20 million and $4 million for the six months ended June 30, 2008 to advertising sales, feature film and ancillary revenues, respectively and eliminations of $49 million, $28 million and $9 million for the six months ended June 30, 2007 to advertising sales, feature films and ancillary revenues, respectively.

Expenses and Operating Income

Operating Expenses

Operating expenses increased $472 million, or 27%, to $2.238 billion in the second quarter and $720 million, or 22%, to $4.047 billion for the six months ended June 30, 2008.

Production and programming expenditures increased $198 million, or 17%, to $1.341 billion in the second quarter. Feature film amortization increased $160 million, or 27%, primarily attributable to the number and mix of releases in the quarter as compared to those released in the second quarter of 2007. 2008 releases included Marvel’s Iron Man and Indiana Jones and the Kingdom of the Crystal Skull. Programming costs increased $38 million, or 7%, as a result of our continuing investment in original and acquired programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

For the six months ended June 30, 2008, production and programming expenditures increased $314 million, or 15%, to $2.381 billion. The growth was principally driven by feature film amortization, which increased $210 million as a result of the increased number and mix of releases in 2008 versus 2007. Programming costs increased $104 million, or 10%.

Distribution and other costs increased $274 million, or 44%, to $897 million in the second quarter. For the six months ended June 30, 2008, distribution and other costs increased $406 million, or 32%, to $1.666 billion. The increase in the quarter was principally due to the higher print and advertising costs associated with the films we released and costs associated with Rock Band. The increase in the six months ended June 30, 2008 was driven by costs associated with Rock Band and the number, mix and timing of film releases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $110 million, or 18%, to $730 million in the second quarter. The increase is primarily due to higher employee compensation and advertising and promotion expenses. SG&A in the second quarter of 2007 included restructuring costs of $11 million in the Media Networks segment for international and domestic operations. Corporate expenses increased $2 million, or 4%.

SG&A increased $139 million, or 11%, to $1.379 billion for the six months ended June 30, 2008. The increase is primarily related to higher employee compensation expense, advertising and promotion expenses and professional services fees. SG&A for the six months ended June 30, 2007 includes $67 million of restructuring costs in the Media Networks segment for international and domestic operations. Corporate expenses increased $12 million, or 12%, principally related to increased legal fees associated with litigation and facilities costs.

Depreciation and Amortization

Depreciation and amortization decreased $1 million and $5 million for the quarter and six months ended June 30, 2008, respectively, versus the same periods for 2007. These decreases are primarily due to a decrease in intangible asset amortization in the Media Networks segment resulting from certain subscriber agreements that were fully amortized in 2007, partially offset by increased depreciation costs across all segments due to higher capital expenditures.

Each component of operating expenses is discussed in greater detail within the section Segment Results of Operations.

Operating Income

Operating income increased $90 million, or 13%, to $792 million in the second quarter. Media Networks operating income increased by $30 million, or 4%. Filmed Entertainment operating income increased by $64 million.

Operating income increased $216 million, or 19%, to $1.359 billion in the six months ended June 30, 2008. Media Networks operating income increased by $123 million, or 9%. Filmed Entertainment operating income was $23 million, a $109 million improvement compared to the operating loss in the comparable period of 2007.

Interest Expense, Net

For the quarter and six months ended June 30, 2008, interest expense, net, increased $9 million and $15 million to $123 million and $240 million, respectively, due to higher average debt outstanding. The growth was partially offset by a lower average interest rate on our mix of obligations, which was driven by lower rates on our variable rate debt.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Gain on Sale of Equity Investment

In June 2007, the Company sold MTV Networks’ investment in Russia for $191 million and recognized a pre-tax gain on the sale of $151 million.

Equity in (Losses) Earnings of Investee Companies

Equity in losses of investee companies was $10 million in the second quarter of 2008 compared to $9 million of earnings in the comparable period of 2007. For the six months ended June 30, 2008, equity losses were $16 million compared to $13 million of earnings in the first six months of 2007, primarily attributable to our share of the losses from Rhapsody America. We acquired our investment in Rhapsody America in July 2007.

Other Items, Net

Other items, net, reflects expenses of $12 million and $15 million for the quarter and six months ended June 30, 2008, respectively, compared to $42 million and $45 million for the quarter and six months ended June 30, 2007, respectively. The decrease in other expenses in the second quarter is principally due to a $36 million non-cash impairment charge of a minority investment in 2007 and lower current quarter costs associated with our receivables securitization programs. The impact of those factors was partially offset by foreign exchange losses. For the six months ended June 30, 2008, the decrease in other expenses was due to lower non-cash impairment charges of $24 million, as well as reduced costs associated with our securitization programs.

Provision for Income Taxes

The provision for income taxes was $237 million in the quarter and $404 million for the six months ended June 30, 2008. The effective income tax rate was 36.6% and 37.1% for the quarter and six months ended June 30, 2008, respectively, as compared to 38% for the comparable periods of 2007. The reduction in the effective tax rate in 2008 is principally due to incremental tax benefits associated with qualified production activities and a greater forecasted mix of earnings in international markets where tax rates are lower than the U.S. statutory tax rate.

Minority Interest, Net of Tax

Minority interest expense, net of tax, was $4 million and $8 million for the quarter and six months ended June 30, 2008, respectively.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, reflects certain adjustments related to businesses previously sold as well as the net operating results of Famous Music prior to its sale in July 2007.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents revenues, expenses and operating income by reporting segment for the quarter and six months ended June 30, 2008 and 2007. Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by Filmed Entertainment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Segment Results of Operations	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues
Media Networks	$2,136	$1,922	11%	$4,153	$3,655	14%
Filmed Entertainment	1,771	1,311	35	2,917	2,335	25
Eliminations	(50)	(47)	NM	(96)	(86)	NM

Total revenues	3,857	3,186	21	6,974	5,904	18

Expenses
Media Networks	1,371	1,187	(16)	2,694	2,319	(16)
Filmed Entertainment	1,685	1,289	(31)	2,894	2,421	(20)

Total segment expenses	3,056	2,476	(23)	5,588	4,740	(18)
Corporate	59	55	(7)	123	109	(13)
Eliminations	(50)	(47)	NM	(96)	(88)	NM

Total expenses	3,065	2,484	(23)	5,615	4,761	(18)

Operating income/(loss)
Media Networks	765	735	4	1,459	1,336	9
Filmed Entertainment	86	22	291	23	(86)	NM

Total segment operating income	851	757	12	1,482	1,250	19
Corporate expenses	(59)	(55)	(7)	(123)	(109)	(13)
Eliminations	—	—	—	—	2	NM

Total operating income	$792	$702	13%	$1,359	$1,143	19%

NM = not meaningful

Media Networks

Media Networks segment revenue growth depends on the continued increase of advertising revenues, affiliate fees and consumer products sales which we expect will be driven by the popularity of our programming and other entertainment content as well as the increased availability of our content on new distribution platforms and our ability to monetize our multiplatform presence. Our advertising revenues may fluctuate due to viewership of our programs and advertisements, the mix and availability of programming and entertainment content, the overall strength of the advertising market and seasonal variations, with the highest revenues typically generated in the fourth quarter. Growth also depends on the continued demand for our properties to generate license fees, including those used by licensees in their commercial products sold at retail.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Worldwide revenues increased $214 million, or 11%, to $2.136 billion in the second quarter of 2008, and $498 million, or 14% to $4.153 billion in the six months ended June 30, 2008, primarily due to sales of Rock Band and rate and subscriber increases in affiliate fees. Domestic revenues increased 8% and 12% in the quarter and six months ended June 30, 2008, respectively, while international revenues increased 31% and 24% in the same periods. Foreign exchange contributed 8 percentage points to international growth in both periods.

	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues by Component

Advertising	$1,173	$1,147	2%	$2,221	$2,121	5%
Affiliate fees	656	586	12	1,293	1,152	12
Ancillary	307	189	62	639	382	67

Total revenues by component	$2,136	$1,922	11%	$4,153	$3,655	14%

Revenues by Geography

Domestic	$1,746	$1,624	8%	$3,477	$3,112	12%
International	390	298	31	676	543	24

Total revenues by geography	$2,136	$1,922	11%	$4,153	$3,655	14%

Advertising

Worldwide advertising revenues increased $26 million, or 2%, to $1.173 billion in the second quarter. Domestic advertising revenue increased 1% versus the comparable period of 2007, reflecting recent softness in the overall advertising market. International advertising revenues increased 10%, reflecting growth across Europe. Foreign exchange contributed 9 percentage points to reported international growth, while divestitures had a 3-percentage point negative impact. Divestitures reflect the contribution of our India operations to a joint venture in the fourth quarter of 2007.

For the six months ended June 30, 2008, worldwide advertising revenues increased $100 million, or 5%, to $2.221 billion. Domestic advertising revenue increased 4% versus the comparable period of 2007. International advertising revenues increased 11%, reflecting growth across Europe. Foreign exchange contributed 9 percentage points and the India divestiture had a 4-percentage point negative impact on reported international growth.

Affiliate Fees

Worldwide affiliate fees increased $70 million, or 12%, to $656 million in the second quarter. Domestic affiliate fees were up 11%, principally due to rate and subscriber increases across core channels as well as an increase in subscribers for digital channels. International affiliate fees increased 19% principally driven by subscriber growth, rate increases and new channels in Europe. Foreign exchange contributed 8 percentage points and the India divestiture had a 2-percentage point negative impact on international growth.

For the six months ended June 30, 2008, worldwide affiliate fees increased $141 million, or 12%, to $1.293 billion. Domestic affiliate growth increased 11% principally due to rate and subscriber increases across core channels as well as an increase in subscribers for digital channels. International affiliate fees increased 20% principally driven by subscriber growth, rate increases and new channels in Europe. Foreign exchange contributed 8 percentage points and the India divestiture had a 1-percentage point negative impact on international growth.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Worldwide ancillary revenues increased $118 million, or 62%, to $307 million in the second quarter of 2008, and $257 million, or 67%, to $639 million for the six months ended June 30, 2008. Domestic ancillary revenues for the quarter and six months were up 46% and 71%, respectively, primarily driven by sales of Rock Band, which was released in the fourth quarter of 2007. International ancillary revenues increased 94% and 58% for the quarter and six months, respectively, principally due to the international release of Rock Band. Foreign currency fluctuations contributed 5 and 4 percentage points to reported international growth in the quarter and six months ended June 30, 2008, respectively.

Expenses and Operating Income

Media Networks segment expenses increased $184 million, or 16%, to $1.371 billion in the second quarter of 2008, and $375 million, or 16%, to $2.694 billion in the six months ended June 30, 2008, primarily due to the distribution and other costs related to Rock Band, amortization of programming costs and other selling, general and administrative expenses.

Segment expenses consist of operating expenses, selling, general and administrative expenses and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of home entertainment products, including video games, and consumer products licensing and participation fees. Selling, general and administrative expenses consist primarily of employee compensation, marketing, professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation on fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Expenses and Operating Income	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Expenses:
Operating expenses	$764	$650	(18)%	$1,543	$1,236	(25)%
Selling, general & administrative	542	466	(16)	1,023	942	(9)
Depreciation & amortization	65	71	8	128	141	9

Total expenses	$1,371	$1,187	(16)%	$2,694	$2,319	(16)%

Operating income	$765	$735	4%	$1,459	$1,336	9%

Operating Expenses

Operating expenses increased $114 million, or 18% to $764 million, in the second quarter, including an $80 million, or 90%, increase in distribution and other expenses principally for costs related to Rock Band, including those associated with the launch of the game in Europe and on Nintendo’s Wii platform. Also contributing to the growth was a $34 million, or 6%, increase in production and programming costs.

Operating expenses increased $307 million, or 25%, to $1.543 billion, for the six months ended June 30, 2008 including a $214 million increase in distribution and other expenses principally for costs related to Rock Band, as well as a $93 million, or 9%, increase in production and programming costs.

Selling, General and Administrative Expenses

SG&A increased $76 million, or 16%, to $542 million in the second quarter as a result of higher employee compensation and marketing costs. The second quarter of 2007 included an $11 million restructuring charge related to the international and domestic operations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SG&A increased $81 million, or 9%, to $1.023 billion for the six months ended June 30, 2008, which includes higher employee compensation, marketing costs and professional services. The six months ended June 30, 2007 included the impact of $67 million of restructuring costs related to international and domestic operations.

Depreciation and Amortization

Depreciation and amortization decreased $6 million, or 8%, and $13 million, or 9%, for the quarter and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year. The decrease for both periods is principally due to lower amortization of intangible assets as certain subscriber agreements were fully amortized in 2007, offset by higher depreciation expense due to increased capital expenditures.

Operating Income

Operating income increased $30 million, or 4%, to $765 million in the second quarter, reflecting the impact of higher revenues and expenses as well as a 1-percentage point benefit related to the $11 million restructuring charge taken in the second quarter of 2007. Operating income grew $123 million, or 9%, to $1.459 billion for the six months ended June 30, 2008, including a 5-percentage point benefit related to the $67 million of restructuring charges taken in 2007.

Filmed Entertainment

The results of operations of our Filmed Entertainment segment are subject to fluctuations due to various factors, including the public’s response to our theatrical films and DVD releases, the number, timing and availability of releases and the amount and timing of print and advertising spending for films.

Worldwide revenues increased $460 million, or 35%, to $1.771 billion in the second quarter of 2008 and $582 million, or 25%, to $2.917 billion for the six months ended June 30, 2008, primarily due to the strong performance of our current year film slate and increased home entertainment third party distribution revenues, including our new CBS distribution agreement.

	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues by Component

Theatrical	$805	$437	84%	$1,052	$703	50%
Home entertainment	612	545	12	1,111	955	16
Television license fees	300	289	4	640	597	7
Ancillary	54	40	35	114	80	43

Total revenues by component	$1,771	$1,311	35%	$2,917	$2,335	25%

Revenues by Geography

Domestic	$944	$809	17%	$1,542	$1,389	11%
International	827	502	65	1,375	946	45

Total revenues by geography	$1,771	$1,311	35%	$2,917	$2,335	25%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Theatrical

Worldwide theatrical revenues increased $368 million, or 84%, to $805 million in the second quarter of 2008. Domestic theatrical revenues increased $175 million primarily due to the number of highly successful films released in the second quarter of 2008, including Marvel’s Iron Man and Indiana Jones and the Kingdom of the Crystal Skull. In the second quarter of 2008, we released 8 films as compared to 5 films in the second quarter of 2007. Partially offsetting the revenue growth was the impact of the timing of the release of DreamWorks Animation’s Kung Fu Panda in June 2008 versus Shrek the Third in May 2007. In addition, carry-over revenues from films released in the first quarter of 2008 were slightly lower than in the comparable period of 2007. International theatrical revenues increased $193 million driven primarily by the relative strength of our current quarter slate and strong carry-over revenues from first quarter releases.

Worldwide theatrical revenues increased $349 million, or 50%, to $1.052 billion for the six months ended June 30, 2008. Domestic theatrical revenues increased $135 million primarily due to the strong performance of our current film slate in relation to the comparable period of 2007. In the first six months of 2008, we released 14 films, most notably Iron Man, Indiana Jones and the Kingdom of the Crystal Skull and Kung Fu Panda as compared to 11 films released in the first six months of 2007, which included Shrek the Third. Partially offsetting the growth were lower revenues due to the timing of the release of Kung Fu Panda as compared to Shrek the Third in 2007 as well as lower carry-over revenues from films released in the fourth quarter of 2007 as compared to films released in the fourth quarter of 2006. International theatrical revenues increased $214 million driven primarily by the strength of our current year slate relative to the prior period.

Home Entertainment

Worldwide home entertainment revenues increased $67 million, or 12%, to $612 million in the second quarter. Domestic home entertainment revenues decreased $6 million primarily due to lower revenues from our current home entertainment releases, which included The Spiderwick Chronicles and Cloverfield. The decrease was partially offset by higher revenues from third-party distribution agreements. This includes our new CBS distribution agreement, for which we record gross revenues and expenses as principal in the arrangement. It also reflects increased revenues from our catalog titles, driven by the reissue of the first three Indiana Jones titles. International home entertainment revenues increased $73 million driven primarily by increases in third-party distribution revenues and revenues from catalog titles, driven by the reissue of the first three Indiana Jones titles.

Worldwide home entertainment revenues increased $156 million, or 16%, to $1.111 billion for the six months ended June 30, 2008. Domestic home entertainment revenues increased $40 million due to higher third-party distribution revenues, including the new CBS distribution agreement, and $29 million recognized in connection with the conclusion of an HD-DVD exclusivity arrangement. These increases were partially offset by a decrease in revenues from our current year releases, including DreamWorks Animation’s Bee Movie, Beowulf, The Spiderwick Chronicles and Cloverfield, as compared to our 2007 titles. International home entertainment revenues increased $116 million driven primarily by an increase in third-party distribution revenues and current year international releases.

Television License Fees

Worldwide television license fees increased $11 million, or 4%, to $300 million in the second quarter, and $43 million, or 7%, to $640 million for the six months ended June 30, 2008 primarily due to higher license fees resulting from the number and mix of available titles in international Pay TV (including pay per-view and video-on-demand) and international syndicated television. The growth was partially offset by lower network license fees.

Ancillary

Ancillary revenues increased $14 million, or 35%, to $54 million in the second quarter, and $34 million, or 43%, to $114 million for the six months ended June 30, 2008. The growth was principally driven by higher licensing and merchandising revenues from Transformers and digital transactions.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income/(Loss)

Filmed Entertainment segment expenses increased $396 million, or 31%, to $1.685 billion in the second quarter of 2008, and $473 million, or 20%, to $2.894 billion in the six months ended June 30, 2008. This growth primarily reflects higher feature film amortization and print and advertising expenses due to the number, mix and timing of film releases as well as other expenses related to our third-party distribution arrangements.

Segment expenses consist of operating expenses, selling, general and administrative expenses and depreciation and amortization. Operating expenses principally include the amortization of production costs of our released feature films, print and advertising expenses and other distribution costs. Selling, general and administrative expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles, including acquired distribution rights principally associated with the DreamWorks acquisition.

Expenses and Operating Income/(Loss)	Quarter Ended June 30,		Better/(Worse)	Six Months Ended June 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Expenses:
Operating expenses	$1,524	$1,163	(31)%	$2,600	$2,179	(19)%
Selling, general & administrative	135	103	(31)	243	197	(23)
Depreciation & amortization	26	23	(13)	51	45	(13)

Total expenses	$1,685	$1,289	(31)%	$2,894	$2,421	(20)%

Operating income (loss)	$86	$22	291%	$23	$(86)	NM

NM = not meaningful

Operating Expenses

Operating expenses increased $361 million, or 31%, to $1.524 billion in the second quarter. The growth was principally driven by a $201 million, or 36%, increase in distribution and other costs, principally print and advertising expenses due to the number, mix and timing of films released in the second quarter of 2008 as compared to 2007, including the impact of pre-release spending on Transformers, which was released in early July 2007. Feature film amortization increased $160 million, or 27%, due to a greater number and the mix of films, which included Indiana Jones and the Kingdom of the Crystal Skull and Iron Man in the current quarter as compared to Shrek the Third and Charlotte’s Web in the second quarter of 2007. Also included were higher expenses related to third-party distribution arrangements, including our CBS distribution agreement.

Operating expenses increased $421 million, or 19%, to $2.600 billion for the six months ended June 30, 2008, principally due to a $214 million, or 21%, increase in feature film amortization due to the increased number and mix of films released in the period. Distribution and other costs, principally print and advertising expenses, increased $207 million, or 18%, due to the number, mix and timing of films released, including the impact of pre-release spending on Transformers, which was released in early July 2007. Also included were higher expenses related to third-party distribution arrangements, including our CBS distribution agreement.

Selling, General and Administrative Expenses

SG&A increased $32 million, or 31%, to $135 million in the second quarter, and $46 million, or 23%, to $243 million for the six months ended June 30, 2008. The increase in both periods was primarily attributable to higher employee compensation.

Depreciation and Amortization

Depreciation and amortization increased $3 million, or 13%, to $26 million in the second quarter and $6 million, or 13%, to $51 million for the six months ended June 30, 2008 due to higher capital expenditures.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Income/(Loss)

Operating income increased $64 million to $86 million in the second quarter. Our increased profitability is principally due to the performance of our current quarter releases, in particular Iron Man, as well as the mix and timing of theatrical releases.

Operating income for the six months ended June 30, 2008 was $23 million, compared to an operating loss of $86 million for the first six months of 2007. This improvement was driven by the performance of our current film slate, the timing of theatrical releases and income recognized from the conclusion of our HD-DVD exclusivity agreement.

The Company anticipates difficult operating income comparisons at the Filmed Entertainment segment in the third quarter of 2008 compared to the same period in 2007, reflecting the strong performance of Transformers, which was released early in the third quarter of the prior year and for which a significant portion of the related print and advertising expenditures were incurred in the second quarter of that year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our access to capital markets, provide us adequate resources to fund ongoing operations including investment in programming and film productions, capital expenditures and new projects, including digital media, share repurchases and acquisitions.

Our principal uses of cash include the creation of new content, acquisitions of third party content, ongoing investments in our businesses, acquisitions of businesses and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Additionally, our cost to borrow is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our credit ratings remain unchanged from December 31, 2007.

We believe that our investment grade credit rating will provide us with adequate access to capital markets given our expected cash needs. Our $3.25 billion bank facility is subject to one principal financial covenant, interest coverage, which we met on June 30, 2008.

Cash Flows

Cash and cash equivalents decreased by $183 million for the six months ended June 30, 2008. The change in cash and cash equivalents was as follows:

Cash Flows	Six Months Ended June 30,
(in millions)	2008	2007
Cash provided by operations	$3	$805
Net cash flow (used in)/provided by investing activities	(234)	77
Net cash flow provided by/(used in) financing activities	42	(1,169)
Effect of exchange rate on cash	6	1

Decrease in cash and cash equivalents	$(183)	$(286)

Operating Activities

Cash provided by operations was $3 million in the six months ended June 30, 2008, a decrease of $802 million as compared to the same period in 2007. The decrease is primarily due to an acceleration of planned feature film production into the first six months of this year due to a possible Screen Actors’ Guild strike, increased investment in original and

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

acquired programming and the timing of certain payments. These payments related to programming, distribution and print and advertising expenditures, including higher costs associated with the launch of Rock Band in Europe and on Nintendo’s Wii platform, higher tax payments and a voluntary pension contribution made in the first quarter of 2008. The decrease was partially offset by increased receivable collections.

Investing Activities

Cash used in investing activities was $234 million in the six months ended June 30, 2008, compared with cash provided by investing activities of $77 million in 2007. In 2008, cash used in investing activities consisted of $182 million of capital expenditures, principally related to improvements to certain facilities, and a net $52 million related to business combinations and other investing activities. In 2007, cash from investing activities included $191 million received from the sale of MTV Network’s investment in Russia, partially offset by $81 million in capital expenditures and $33 million related to business combinations and other investments.

Financing Activities

Cash provided by financing activities was $42 million for the six months ending June 30, 2008, compared with cash used in financing activities of $1.169 billion in 2007. The cash provided during this period was driven by a net increase of $905 million in borrowings under our financing obligations, offset by $865 million of share repurchases. Cash used in financing activities in the six months ended June 30, 2007 includes $689 million of share repurchases and a $170 million payment related to the settlement of the special dividend to CBS Corporation.

Capital Resources

Capital Structure and Financing Obligations

At June 30, 2008, total financing obligations were $9.243 billion, an increase of $997 million, or 12%, from $8.246 billion at December 31, 2007. The increase in debt was primarily to support our share repurchases during the year. At June 30, 2008, the outstanding commercial paper had a weighted average interest rate of 3.03% and an average remaining life of less than 30 days. Our commercial paper and senior notes due in June 2009 are classified as non-current financing obligations as the Company has the intent and ability through utilization of its $3.25 billion revolving facility to refinance such obligations as long-term.

Stock Repurchase Program

As further discussed in our 2007 Annual Report, the Company is currently repurchasing shares of its Class B common stock under a $4.0 billion stock repurchase program. For the quarter and six months ended June 30, 2008, 10.8 million and 20.0 million shares were repurchased in the open market under this program for an aggregate purchase price of $395 million and $762 million, respectively. An additional 1.4 million and 2.6 million shares for the same periods were purchased under the agreement with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, and its wholly-owned subsidiary, NAIRI, Inc., for an aggregate purchase price of $51 million and $98 million for the quarter and six months ended June 30, 2008, respectively.

For the year through July 28, 2008, the Company acquired 24.4 million shares at a weighted average price per share of $37.34 for an aggregate purchase price of $912 million under the stock repurchase program, including shares purchased from NAI.

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

No change in our internal control over financial reporting occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information about our purchases under the program during the quarter ended June 30, 2008:

	Total Number of Shares Purchased[1] (thousands)	Average Price Paid per Share (dollars)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)
Month ended April 30, 2008:
Open market	2,705.9	$40.15	$1,976
NAIRI	349.0	40.18	$1,962
Month ended May 31, 2008:
Open market	3,805.5	38.48	$1,815
NAIRI	490.7	38.23	$1,796
Month ended June 30, 2008:
Open market	4,302.1	32.60	$1,656
NAIRI	554.4	32.59	$1,638

Total	12,207.6	$36.55

1All shares purchased under the $4.0 billion stock repurchase program noted above.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 5, 2008. The following matters were voted on at the meeting: (i) the election of 11 directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as our independent auditor for 2008.

(i)	The entire nominated board of directors was elected, and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
George S. Abrams	55,762,482	363,718
Philippe P. Dauman	55,996,574	129,626
Thomas E. Dooley	55,891,089	235,111
Alan C. Greenberg	56,033,286	92,914
Robert K. Kraft	56,042,650	83,550
Blythe J. McGarvie	56,055,233	70,967
Charles Phillips, Jr.	56,061,606	64,594
Shari Redstone	55,994,041	132,159
Sumner M. Redstone	55,986,950	139,250
Frederic V. Salerno	55,908,487	217,713
William Schwartz	56,039,524	86,676

(ii)	The appointment of PricewaterhouseCoopers LLP to serve as our independent auditor for 2008 was ratified, and the votes cast for, against or abstaining with respect to the matter were as follows:

For	Against	Abstentions
56,090,790	21,608	13,802

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: July 29, 2008	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: July 29, 2008	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.