Form 10-Q
period 2008-09-30
Viacom Inc.
filed 2008-11-03
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of October 15, 2008
Class A Common stock, par value $0.001 per share	57,361,987
Class B Common stock, par value $0.001 per share	556,163,825

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except earnings per share amounts)	2008	2007	2008	2007

Revenues	$3,408	$3,271	$10,382	$9,175
Expenses:
Operating	1,945	1,671	5,992	4,998
Selling, general and administrative	682	682	2,061	1,922
Depreciation and amortization	92	103	281	297

Total expenses	2,719	2,456	8,334	7,217

Operating income	689	815	2,048	1,958
Interest expense, net	(123)	(115)	(363)	(340)
Gain on sale of equity investment	—	—	—	151
Equity in (losses) earnings of investee companies	(32)	(1)	(48)	12
Other items, net	(23)	(7)	(38)	(52)

Earnings from continuing operations before provision for income taxes and minority interest	511	692	1,599	1,729

Provision for income taxes	(122)	(237)	(526)	(631)
Minority interest, net of tax	(4)	(5)	(12)	(13)

Net earnings from continuing operations	385	450	1,061	1,085
Discontinued operations, net of tax	16	191	17	193

Net earnings	$401	$641	$1,078	$1,278

Basic earnings per common share:
Earnings per share, continuing operations	$0.62	$0.67	$1.69	$1.59
Earnings per share, discontinued operations	$0.03	$0.29	$0.02	$0.28
Net earnings per share	$0.65	$0.96	$1.71	$1.87

Diluted earnings per common share:
Earnings per share, continuing operations	$0.62	$0.67	$1.68	$1.59
Earnings per share, discontinued operations	$0.03	$0.29	$0.03	$0.28
Net earnings per share	$0.65	$0.96	$1.71	$1.87

Weighted average number of common shares outstanding:
Basic	618.9	667.1	629.2	682.0
Diluted	619.3	668.2	630.1	683.5

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$525	$920
Receivables, net (includes retained interests in securitizations—see Note 6)	2,036	2,617
Inventory, net	1,002	727
Deferred tax assets, net	230	248
Prepaid and other assets	376	321

Total current assets	4,169	4,833
Property and equipment, net	1,217	1,196
Inventory, net	4,649	4,108
Goodwill	11,402	11,375
Intangibles, net	747	684
Other assets	631	708

Total assets	$22,815	$22,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$376	$497
Accrued expenses	1,164	1,563
Participants’ share and residuals	1,316	1,545
Program rights obligations	442	370
Deferred revenue	331	406
Financing obligations	133	187
Other liabilities	421	705

Total current liabilities	4,183	5,273

Financing obligations	8,819	8,059
Participants’ share and residuals	356	285
Program rights obligations	696	533
Deferred tax liabilities, net	148	105
Other liabilities	1,420	1,501
Minority interests	43	37

Commitments and contingencies (Note 12)

Stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common stock, par value $0.001, 5,000.0 authorized; 557.9 and 587.4 outstanding, respectively	1	1
Additional paid-in capital	8,155	8,079
Treasury stock	(5,577)	(4,502)
Retained earnings	4,485	3,407
Accumulated other comprehensive income	86	126

Total stockholders’ equity	7,150	7,111

Total liabilities and stockholders’ equity	$22,815	$22,904

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2008	2007

OPERATING ACTIVITIES
Net earnings	$1,078	$1,278
Discontinued operations, net of tax	(17)	(193)

Net earnings from continuing operations	1,061	1,085
Reconciling items:
Depreciation and amortization	281	297
Feature film and program amortization	3,185	2,485
Stock based compensation	70	64
Gain on sale of equity investment	—	(151)
Equity in investee companies and minority interest, net of distributions	87	29
Provision for deferred taxes	62	24
Operating assets and liabilities, net of acquisitions:
Receivables	550	334
Inventory, program rights and participations	(3,953)	(2,886)
Accounts payable and other current liabilities	(635)	(406)
Other, net	(101)	219
Discontinued operations, net	13	9

Cash provided by operations	620	1,103

INVESTING ACTIVITIES
Net cash used in business combinations	(227)	(13)
Business dispositions	—	191
Capital expenditures	(235)	(148)
Investments in and advances to equity affiliates and other, net	(66)	(34)
Discontinued operations, net	13	332

Net cash flow (used in)/provided by investing activities	(515)	328

FINANCING ACTIVITIES
Borrowings from banks	2,445	700
Repayments to banks	(1,695)	—
Commercial paper	(35)	(774)
Payment of other financing obligations	(83)	(49)
Special dividend to Former Viacom	—	(170)
Purchase of treasury stock	(1,111)	(1,550)
Exercise of stock options and other, net	1	80

Net cash flow used in financing activities	(478)	(1,763)

Effect of exchange rate changes on cash and cash equivalents	(22)	(1)

Net change in cash and cash equivalents	(395)	(333)
Cash and cash equivalents at beginning of period	920	706

Cash and cash equivalents at end of period	$525	$373

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company. Viacom engages audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. Through a combination of original and acquired programming and other entertainment content, the Media Networks brands are focused on providing content that appeals to key demographics attractive to advertisers and distributors on cable television, satellite, mobile and digital media platforms, and consumer products. The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s financial assets and liabilities reflected in the consolidated financial statements at fair value include marketable securities and other financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for other financial instruments is determined utilizing an income approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at September 30, 2008:

Financial Asset (Liability) (in millions)	September 30, 2008	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Marketable securities	$74	$74	$—	$—
Other financial instruments	(53)	—	—	(53)

Total	$21	$74	$—	$(53)

The $53 million of other financial instruments measured using significant unobservable inputs relates to the Company’s guarantee of debt on DW Funding LLC (“DW Funding”). The change in fair value during the reporting period is reflected as a component of Other items, net within the Company’s Consolidated Statements of Earnings. For the quarter and nine months ended September 30, 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statement of Earnings.

Discontinued Operations

Discontinued operations, net of tax, in 2008 principally reflects settlement adjustments arising from businesses previously sold. In July 2007, the Company completed the sale of Famous Music, which was reported as part of the Filmed Entertainment reporting segment prior to the sale, for $355 million, resulting in an after-tax gain in the third quarter of 2007 of $192 million. Discontinued operations, net of tax, in the nine months ended September 30, 2007 also includes the net operating results of Famous Music prior to its sale.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, defined benefit pension plan amortization, unrealized gains or losses on certain derivative financial instruments and unrealized gains and losses on investments in equity securities which are publicly traded.

Comprehensive Income	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Net earnings	$401	$641	$1,078	$1,278

Other comprehensive income:
Cash flow hedges	(4)	—	(5)	(1)
Translation adjustments	(60)	16	(39)	36
Unrealized gain on securities	1	2	2	2
Defined benefit pension plans	1	—	2	(1)

Comprehensive income	$339	$659	$1,038	$1,314

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) based upon the application of the treasury stock method.

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share:

Common Shares Outstanding	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Weighted average common shares outstanding, basic	618.9	667.1	629.2	682.0
Dilutive effect of stock options	—	1.0	0.2	1.1
Dilutive effect of restricted and performance share units	0.4	0.1	0.7	0.4

Weighted average common shares outstanding, diluted	619.3	668.2	630.1	683.5

For the quarter and nine months ended September 30, 2008 total stock options and share units for Class B common stock of 45.1 million and 43.6 million, respectively, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. For the quarter and nine months ended September 30, 2007, 38.9 million stock options and share units for Class B common stock were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

Reclassification

Certain amounts have been reclassified to conform to the 2008 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

FASB Staff Position FAS 133-1 and FIN 45-4

In September 2008, the FASB issued Staff Position on Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“the FSP”). The FSP requires disclosure of the current status of the payment/performance risk of guarantees. The FSP is effective for the Company beginning in the fourth quarter of 2008. The Company will include the relevant disclosures in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures related to how an entity uses derivative instruments, how derivatives are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and the related hedged items impact an entity’s financial statements. FAS 161 is effective for the Company beginning in 2009. The Company will include the relevant disclosures in its financial statements beginning with the first quarter of 2009.

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

NOTE 4. INVENTORY

Inventory, net of amortization, of the Company consists of the following:

Inventory, net (in millions)	September 30, 2008	December 31, 2007
Film Inventory:
Released, net of amortization	$999	$760
Completed, not yet released	129	268
In process and other	1,035	860

Total film inventory, net	2,163	1,888
Programming Inventory:
Original programming, net of amortization	1,362	1,303
Acquired program rights, net of amortization	1,767	1,424
Merchandise and other inventory	359	220

Total inventory, net	5,651	4,835
Less current portion	(1,002)	(727)

Total inventory, non-current, net	$4,649	$4,108

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 5. FINANCING OBLIGATIONS

Financing obligations of the Company consist of the following:

Financing Obligations (in millions)	September 30, 2008	December 31, 2007
Senior Notes and Debentures:
Senior notes due 2009, LIBOR + 0.35%	$750	$750
Senior notes due 2011, 5.750%	1,495	1,494
Senior notes due 2016, 6.250%	1,495	1,495
Senior notes due 2017, 6.125%	497	497
Senior debentures due 2036, 6.875%	1,734	1,733
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	147	170
Commercial paper	20	56
Credit facility	1,500	750
Capital lease and other obligations	316	303

Total financing obligations	8,952	8,246
Less current portion	(133)	(187)

Total financing obligations, non-current	$8,819	$8,059

At September 30, 2008, the total unamortized discount related to the fixed rate senior notes and debentures and the note payable was $31 million and $26 million, respectively.

At September 30, 2008, the outstanding commercial paper had a weighted average interest rate of 5.83% and an average remaining life of less than 30 days. The commercial paper and Senior Notes due in June 2009 are classified as non-current financing obligations as the Company has the intent and ability, through utilization of its $3.25 billion revolving facility due December 2010, to refinance such obligations. At September 30, 2008, the Company was in compliance with all covenants under the $3.25 billion credit facility.

NOTE 6. RECEIVABLES

Receivables, including securitizations, net were as follows:

Receivables, Including Securitizations, net (in millions)	September 30, 2008	December 31, 2007
Securitized pools of trade receivables	$1,468	$2,259
Interests in securitizations sold to third parties	(894)	(950)

Retained interests in securitizations	574	1,309
Receivables not subject to securitizations	1,565	1,410

Receivables, including retained interests in securitizations	2,139	2,719
Less allowance	(103)	(102)

Total receivables, including retained interests in securitizations, net	$2,036	$2,617

The financial cost of funding and the cash flow impact of the securitization programs to our operating cash flows are included in Note 13.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 7. STOCK REPURCHASE PROGRAM

As further discussed in our 2007 Annual Report, the Company is currently repurchasing shares of its Class B common stock under a $4.0 billion stock repurchase program. For the quarter and nine months ended September 30, 2008, 6.7 million and 26.7 million shares were repurchased in the open market under this program for an aggregate purchase price of $191 million and $953 million, respectively. An additional 0.9 million and 3.5 million shares for the same periods were purchased under the agreement (the “NAIRI Agreement”) with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, and its wholly-owned subsidiary, NAIRI, Inc., for an aggregate purchase price of $24 million and $122 million for the quarter and nine months ended September 30, 2008, respectively. A liability of $7 million and $24 million is accrued in the Company’s Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively, for the obligation to repurchase committed shares not yet settled at the balance sheet date.

Subsequent Event

On October 17, 2008, the NAIRI Agreement was terminated, effective as of October 10, 2008.

NOTE 8. RELATED PARTY TRANSACTIONS

NAI, through NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation and NAI also controls Midway Games, Inc. (“Midway”). Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the Vice Chair of the Board of Viacom and CBS Corporation, is President and a director of NAI, and is Chairman of Midway. Philippe Dauman, the Company’s President and Chief Executive Officer, and George Abrams, one of the Company’s directors, serve on the boards of both NAI and Viacom. Fred Salerno, one of the Company’s directors, serves on the boards of both Viacom and CBS Corporation.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended September 30, 2008 and 2007, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $31 million and $24 million, respectively.

NAI and Mr. Redstone own in the aggregate approximately 87% of the common stock of Midway. Midway places advertisements on Viacom’s cable networks and digital media assets from time to time. During each of the nine months ended September 30, 2008 and 2007, MTVN earned revenues from Midway of approximately $1 million. The Company believes that these transactions were no more or less favorable to it than it would have obtained from unrelated parties. The Company may continue to enter into these and other business transactions with Midway in the future.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Paramount recognizes revenues and expenses related to the distribution of certain television products into the home entertainment market on behalf of CBS. Effective January 1, 2008, Viacom entered into a new distribution agreement with CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount made an initial payment of $100 million to CBS during the first quarter of 2008. Paramount also recognizes revenue related to the lease of studio space to CBS and licensing of motion picture products to CBS. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments also place advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s consolidated financial statements:

Related Party Transactions	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Consolidated Statements of Earnings
Revenues	$155	$57	$362	$164
Operating expenses	$146	$57	$397	$190
Discontinued operations, net of tax	$—	$—	$—	$(5)

			September 30, 2008	December 31, 2007
Consolidated Balance Sheets
Accounts receivable			$80	$87
Other assets			17	22

Total due from CBS			$97	$109

Accounts payable			$6	$3
Participants’ share, residuals and royalties payable			140	177
Programming rights, current			89	98
Other liabilities			142	177

Total due to CBS			$377	$455

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

NOTE 9. STOCK BASED COMPENSATION

During the quarter ended September 30, 2008, no equity awards were granted. For the nine months ended September 30, 2008, the Company granted 4,747,973 stock options, 1,410,700 RSUs and 704,604 PSUs principally in connection with its annual grant under the Company’s Long-Term Management Incentive Plan.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Recognized in earnings:
Stock options	$11	$10	$29	$35
Restricted share units	10	9	24	21
Performance share units	7	3	17	8

Total compensation cost in earnings	$28	$22	$70	$64

Tax benefit recognized	$11	$8	$26	$23

Capitalized stock based compensation expense	$4	$3	$10	$8

Total unrecognized compensation cost related to unvested stock option awards and PSUs at September 30, 2008 is approximately $106 million and $50 million, respectively, and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years. Total unrecognized compensation cost related to RSUs at September 30, 2008 is approximately $92 million and is expected to be recognized over a weighted-average period of 2 years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost for the Company under Viacom’s defined benefit pension plans consists of the following:

Net Periodic Benefit Costs	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Service cost	$8	$9	$26	$26
Interest cost	9	8	26	23
Expected return on plan assets	(6)	(6)	(20)	(16)
Amounts amortized	—	1	2	2

Net periodic benefit costs	$11	$12	$34	$35

Contributions	$1	$40	$42	$41

Contributions in 2008 and 2007 each include $40 million of contributions to the Company’s funded plans. All remaining contributions during the periods presented relate to payments on unfunded plans to the extent benefits were paid, which generally occurs ratably over the year. After considering the funded status of the Company’s defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time. At December 31, 2007, the fair value of the Company’s pension plan assets was $313 million. As of October 30, 2008, the fair value of these assets has declined to $239 million, reflecting an approximately 30% decline in fair value due to the performance in the broader market which has been negatively affected by the continuing credit market crisis and poor stock market performance, as well as the effect of current year contributions and benefit payments.

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

Revenues	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Media Networks	$2,128	$1,999	$6,281	$5,654
Filmed Entertainment	1,309	1,305	4,226	3,640
Eliminations	(29)	(33)	(125)	(119)

Total revenues	$3,408	$3,271	$10,382	$9,175

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Operating Income/(Loss)	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Media Networks	$761	$796	$2,220	$2,132
Filmed Entertainment	(19)	72	4	(14)

Total segment operating income	742	868	2,224	2,118
Corporate expenses	(53)	(53)	(176)	(162)
Eliminations	—	—	—	2

Total operating income	689	815	2,048	1,958
Interest expense, net	(123)	(115)	(363)	(340)
Gain on sale of equity investment	—	—	—	151
Equity in (losses) earnings of investee companies	(32)	(1)	(48)	12
Other items, net	(23)	(7)	(38)	(52)

Earnings from continuing operations before provision for income taxes and minority interest	$511	$692	$1,599	$1,729

Total Assets (in millions)	September 30, 2008	December 31, 2007

Media Networks	$16,384	$15,713
Filmed Entertainment	6,117	6,194
Corporate/Eliminations	314	997

Total assets	$22,815	$22,904

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

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our investments, including principal and interest, of approximately $232 million at September 30, 2008 and has accrued a liability of $54 million in respect of such exposures. These guarantees principally relate to the Company’s investment in DW Funding, as more fully described in Note 4 of the 2007 Annual Report.

At September 30, 2008, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster and Famous Players, was $1.254 billion with a recorded liability of $245 million. Certain Blockbuster leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. Blockbuster’s indemnification obligations are secured by a $150 million letter of credit. Additionally, in connection with the separation, the Company agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players which Former Viacom sold in 2005.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Subsequent Event

In October 2008, the Blockbuster letter of credit was amended to reduce the required amount to $75 million, and at the same time Blockbuster assumed payment for the fee in connection with the letter of credit.

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

Former Viacom and NAI, and certain of their respective present and former officers and directors, are currently defendants in a state law action in the Court of Chancery of Delaware relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The plaintiff’s complaint in the Delaware action was dismissed in February 2008 and its appeal is pending argument in the Supreme Court of Delaware. A consolidated securities action and an ERISA action, each in the United States District Court for the Northern District of Texas and arising from the same facts as the Delaware action, were dismissed in September 2007 and September 2008, respectively. Plaintiffs did not appeal the dismissal of those actions and those matters are now concluded. Blockbuster has agreed to indemnify Former Viacom and its employees, officers and directors with respect to any liabilities arising out of any material untrue statements and omissions in those portions of the 2004 Prospectus-Offer to Exchange relating to the split-off that were provided by Blockbuster, and the Company has agreed to indemnify CBS Corporation for any losses arising from these lawsuits. The Company believes that the plaintiffs’ positions in these litigations are without merit and intends to continue to vigorously defend this lawsuit.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. In September 2008, the defendants’ motion to dismiss the Second Amended Complaint was denied. The defendants’ appeal of that ruling was also denied and the lawsuit is now in discovery. The Company believes the plaintiffs’ position is without merit and intends to vigorously defend this lawsuit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Cash paid for interest, net of amounts capitalized	$36	$41	$286	$278
Cash paid for income taxes	$205	$303	$644	$471

Receivable Securitization Arrangements			Nine Months Ended September 30,
(in millions)			2008	2007
Receivable interests sold to investors at beginning of the period			$950	$950
Proceeds from the sale of receivables			3,217	3,106
Cash interest paid			28	41
Cash remitted			(3,301)	(3,147)

Receivable interests sold to investors at end of the period			$894	$950

Interest Expense, net	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Interest expense	$(130)	$(119)	$(390)	$(356)
Interest income	7	4	27	16

Interest expense, net	$(123)	$(115)	$(363)	$(340)

Other Items, net	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Loss on securitization programs	$(7)	$(14)	$(22)	$(42)
Foreign exchange (loss)/gain	(16)	7	(4)	23
Impairment of minority investments	—	—	(12)	(36)
Other income	—	—	—	3

Other items, net	$(23)	$(7)	$(38)	$(52)

Business Combinations

In the third quarter of 2008, the Company paid $150 million, subject to adjustment, under an earn-out agreement related to the 2006 acquisition of Harmonix Music Systems Inc. (“Harmonix”), the developer of Rock Band, Guitar Hero and other gaming titles. In addition, the Company expects to have a final payment with respect to Harmonix 2008 performance due in 2009. The payment amount is based on financial results in excess of specific contractual targets against a defined gross profit metric. In light of the success of the Rock Band video game series, the final payment is expected to exceed this year’s payment.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Impairment of Investments

In the first quarter of 2008 and the second quarter of 2007, the Company recorded non-cash pre-tax impairment charges of $12 million and $36 million, respectively, related to minority investments which are accounted for under the cost method. The impairment charges are included in Other items, net in the Consolidated Statements of Earnings.

Gain on Sale of Equity Investment

In June 2007, the Company sold its non-controlling investment in MTV Russia, an international equity affiliate, for $192 million and recognized a pre-tax gain on the sale of $151 million.

Uncertain Tax Positions

During the third quarter of 2008, the Company effectively settled uncertain tax positions. As a result, $46 million of discrete tax benefits were recorded in the third quarter of 2008 as a component of the provision for income taxes. During the third quarter of 2007, $15 million of net discrete tax benefits were recorded, also principally as a result of effectively settled audits.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company. We engage audiences on television, motion picture and digital platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Logo®, Rock Band™, Nickelodeon® , Noggin®, Nick at Nite®, AddictingGames™, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land®, Atom™, Gametrailers™, BET®, Paramount Pictures® and Paramount Vantage™. Viacom’s global reach includes approximately 160 channels and 400 online properties in 160 countries and territories.

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

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and nine months ended September 30, 2008 compared to the quarter and nine months ended September 30, 2007.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and nine months ended September 30, 2008 compared to the quarter and nine months ended September 30, 2007.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and nine months ended September 30, 2008 and 2007.

Consolidated Results of Operations	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Revenues	$3,408	$3,271	4%	$10,382	$9,175	13%

Expenses:
Operating	1,945	1,671	(16)	5,992	4,998	(20)
Selling, general and administrative	682	682	—	2,061	1,922	(7)
Depreciation and amortization	92	103	11	281	297	5

Total expenses	2,719	2,456	(11)	8,334	7,217	(15)

Operating income	689	815	(15)	2,048	1,958	5

Interest expense, net	(123)	(115)	(7)	(363)	(340)	(7)
Gain on sale of equity investment	—	—	NM	—	151	NM
Equity in (losses) earnings of investee companies	(32)	(1)	NM	(48)	12	NM
Other items, net	(23)	(7)	NM	(38)	(52)	27

Earnings from continuing operations before provision for income taxes and minority interest	511	692	(26)	1,599	1,729	(8)

Provision for income taxes	(122)	(237)	49	(526)	(631)	17
Minority interest, net of tax	(4)	(5)	20	(12)	(13)	8

Net earnings from continuing operations	385	450	(14)	1,061	1,085	(2)
Discontinued operations, net of tax	16	191	NM	17	193	NM

Net earnings	$401	$641	(37)%	$1,078	$1,278	(16)%

NM = not meaningful

Revenues

Revenues increased $137 million, or 4%, to $3.408 billion in the third quarter of 2008. Media Networks segment revenues increased $129 million, or 6%, to $2.128 billion. Filmed Entertainment segment revenues increased $4 million to $1.309 billion. Revenues increased $1.207 billion, or 13%, to $10.382 billion in the nine months ended September 30, 2008. Media Networks segment revenues increased $627 million, or 11%, to $6.281 billion. Filmed Entertainment segment revenues increased $586 million, or 16%, to $4.226 billion. Factors contributing to changes in revenues are discussed in detail within the section Segment Results of Operations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables provide revenues by component for the quarter and nine months ended September 30, 2008 and 2007:

Revenues by Component	Quarter Ended September 30,		Better/(Worse)	Percentage of Total Revenues[1]
(in millions)	2008	2007	2008 vs. 2007	2008	2007
Advertising sales	$1,155	$1,180	(2)%	33%	35%
Feature film	1,247	1,241	—	36	38
Affiliate fees	660	589	12	19	18
Ancillary	375	294	28	12	9
Eliminations	(29)	(33)	NM	—	—

Total revenues by component	$3,408	$3,271	4%	100%	100%

NM = not meaningful

[1]

For purposes of determining the percentage of total revenues, we have allocated eliminations of $18 million, $10 million and $1 million for the quarter ended September 30, 2008 to advertising sales, feature film and ancillary revenues, respectively, and eliminations of $20 million, $9 million and $4 million for the quarter ended September 30, 2007 to advertising sales, feature films and ancillary revenues, respectively.

Revenues by Component	Nine Months Ended September 30,		Better/(Worse)	Percentage of Total Revenues[1]
(in millions)	2008	2007	2008 vs. 2007	2008	2007
Advertising sales	$3,376	$3,301	2%	32%	35%
Feature film	4,050	3,496	16	39	38
Affiliate fees	1,953	1,741	12	19	19
Ancillary	1,128	756	49	10	8
Eliminations	(125)	(119)	NM	—	—

Total revenues by component	$10,382	$9,175	13%	100%	100%

NM = not meaningful

[1]

For purposes of determining the percentage of total revenues, we have allocated eliminations of $90 million, $30 million and $5 million for the nine months ended September 30, 2008 to advertising sales, feature film and ancillary revenues, respectively, and eliminations of $69 million, $37 million and $13 million for the nine months ended September 30, 2007 to advertising sales, feature films and ancillary revenues, respectively.

Expenses and Operating Income

Operating Expenses

Operating expenses increased $274 million, or 16%, to $1.945 billion in the third quarter. Distribution and other costs increased $146 million, or 27%, to $691 million in the third quarter principally due to manufacturing and music royalty costs associated with the Rock Band video game series, including the domestic release of Rock Band 2 on Microsoft’s Xbox platform in September 2008, as well as other expenses related to our third-party distribution arrangements. Production and programming expenditures increased $128 million, or 11%, to $1.254 billion primarily related to higher costs associated with feature film amortization, including our third-party distribution agreements, and acquired and original programming.

Operating expenses increased $994 million, or 20%, to $5.992 billion for the nine months ended September 30, 2008. Distribution and other costs increased $514 million, or 28%, to $2.374 billion, principally due to the higher costs associated with Rock Band, increased expenses related to our third-party distribution arrangements and the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

number, mix and timing of films. Production and programming expenditures increased $480 million, or 15% to $3.618 billion principally driven by feature film amortization due to the costs associated with our third-party home entertainment distribution arrangements, the number, timing and mix of releases in 2008 versus 2007, as well as higher costs related to original and acquired programming.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) remained flat at $682 million in the third quarter of 2008. A decrease in variable employee compensation costs was offset by increases in Rock Band marketing costs and research services. SG&A in the third quarter of 2007 included restructuring costs of $3 million in the Media Networks segment for international and domestic operations. Corporate SG&A decreased by $1 million.

SG&A increased $139 million, or 7%, to $2.061 billion for the nine months ended September 30, 2008. The increase is primarily related to higher employee compensation expense, marketing costs and research and professional services. SG&A for the nine months ended September 30, 2007 includes $70 million of restructuring costs in the Media Networks segment for international and domestic operations. Corporate SG&A increased $11 million, principally related to increased legal fees associated with litigation and employee costs.

Depreciation and Amortization

Depreciation and amortization decreased $11 million and $16 million for the quarter and nine months ended September 30, 2008, respectively, versus the same periods for 2007. These decreases are primarily due to lower intangible asset amortization in the Media Networks segment resulting from certain subscriber agreements that were fully amortized in 2007, partially offset by increased depreciation due to higher capital expenditures.

Each component of operating expenses is discussed in greater detail within the section Segment Results of Operations.

Operating Income/(Loss)

Operating income decreased $126 million, or 15%, to $689 million in the third quarter. Media Networks operating income decreased by $35 million, or 4%. Filmed Entertainment reported an operating loss of $19 million, a decrease of $91 million compared with the $72 million of profit for the same period in 2007.

Operating income increased $90 million, or 5%, to $2.048 billion in the nine months ended September 30, 2008. Media Networks operating income increased by $88 million, or 4%. Filmed Entertainment operating income was $4 million, an $18 million increase over the $14 million operating loss for the same period in 2007.

Interest Expense, Net

For the quarter and nine months ended September 30, 2008, interest expense, net, increased $8 million and $23 million to $123 million and $363 million, respectively, due to higher average debt outstanding. The increased indebtedness was partially offset by a lower average interest rate on our mix of obligations, which was driven by lower rates on our variable rate debt.

Gain on Sale of Equity Investment

In June 2007, the Company sold MTV Networks’ investment in Russia for $191 million and recognized a pre-tax gain on the sale of $151 million.

Equity in (Losses) Earnings of Investee Companies

Equity in losses of investee companies was $32 million in the third quarter of 2008 compared to $1 million in the comparable period of 2007. For the nine months ended September 30, 2008, equity losses were $48 million

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

compared to $12 million of earnings in the first nine months of 2007. The increases in equity losses in the quarter and nine months ended September 30, 2008 are primarily due to our share of the losses associated with our investments in Rhapsody America and a digital satellite provider in the Middle East.

Other Items, Net

Other items, net, reflects expenses of $23 million and $38 million for the quarter and nine months ended September 30, 2008, respectively, compared with $7 million and $52 million for the quarter and nine months ended September 30, 2007, respectively. The increase in other expenses in the third quarter is principally due to current quarter foreign exchange losses partially offset by lower current quarter costs associated with our receivables securitization programs resulting from lower interest rates. For the nine months ended September 30, 2008, the decrease in other expenses was due to a decrease of $24 million in non-cash impairment charges, as well as reduced costs associated with our securitization program, partially offset by current year foreign exchange losses.

Provision for Income Taxes

The provision for income taxes was $122 million in the quarter and $526 million for the nine months ended September 30, 2008. The effective income tax rate was 23.9% and 32.9% for the quarter and nine months ended September 30, 2008, respectively, as compared to 34.2% and 36.5% for the comparable periods of 2007. The reduction in the effective tax rate in 2008 is principally due to discrete tax benefits of $46 million recognized in the quarter and nine months ended September 30, 2008, compared with net discrete tax benefits of $15 million in the quarter and nine months ended September 30, 2007. The discrete tax benefits in both years were principally the result of effectively settled audits. The reduction in the effective tax rate in 2008 was also favorably impacted by income tax benefits associated with a greater forecasted mix of earnings in international markets where tax rates are lower than the U.S. statutory tax rate and tax deductions related to qualified production activities.

Minority Interest, Net of Tax

Minority interest expense, net of tax, was $4 million and $12 million for the quarter and nine months ended September 30, 2008, respectively.

Discontinued Operations, Net of Tax

In 2008, discontinued operations, net of tax, principally reflects settlement adjustments to businesses previously sold. The third quarter and nine months ended September 30, 2007 reflect the $192 million gain on the sale of Famous Music in July 2007 as well as the net operating results prior to the sale.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SEGMENT RESULTS OF OPERATIONS

The following table presents revenues, expenses and operating income by reporting segment for the quarter and nine months ended September 30, 2008 and 2007. Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by Filmed Entertainment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Segment Results of Operations	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues
Media Networks	$2,128	$1,999	6%	$6,281	$5,654	11%
Filmed Entertainment	1,309	1,305	—	4,226	3,640	16
Eliminations	(29)	(33)	NM	(125)	(119)	NM

Total revenues	3,408	3,271	4	10,382	9,175	13

Expenses
Media Networks	1,367	1,203	(14)	4,061	3,522	(15)
Filmed Entertainment	1,328	1,233	(8)	4,222	3,654	(16)

Total segment expenses	2,695	2,436	(11)	8,283	7,176	(15)
Corporate	53	53	—	176	162	(9)
Eliminations	(29)	(33)	NM	(125)	(121)	NM

Total expenses	2,719	2,456	(11)	8,334	7,217	(15)

Operating income/(loss)
Media Networks	761	796	(4)	2,220	2,132	4
Filmed Entertainment	(19)	72	NM	4	(14)	NM

Total segment operating income	742	868	(15)	2,224	2,118	5
Corporate expenses	(53)	(53)	—	(176)	(162)	(9)
Eliminations	—	—	NM	—	2	NM

Total operating income	$689	$815	(15)%	$2,048	$1,958	5%

NM = not meaningful

Media Networks

Media Networks segment revenue growth depends on the increase of advertising revenues, affiliate fees and consumer products sales which we expect will be driven by the popularity of our programming and other entertainment content as well as the increased availability of our content on new distribution platforms and our ability to monetize our multiplatform presence. Our advertising revenues may fluctuate due to viewership of our programs and advertisements, the mix and availability of programming and entertainment content, the overall strength of the advertising market and seasonal variations, with the highest revenues typically generated in the fourth quarter. Growth also depends on the demand for our properties to generate license fees, including those used by licensees in their commercial products sold at retail.

Worldwide revenues increased $129 million, or 6%, to $2.128 billion in the third quarter of 2008, and $627 million, or 11%, to $6.281 billion in the nine months ended September 30, 2008, primarily due to sales of the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Rock Band video game series and rate and subscriber increases in affiliate fees. Domestic revenues increased 4% and 9% in the quarter and nine months ended September 30, 2008, respectively, while international revenues increased 18% and 22% in the same periods. Foreign exchange contributed 2 percentage points and 6 percentage points to international growth in the quarter and nine months ended September 30, 2008.

	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues by Component

Advertising	$1,155	$1,180	(2)%	$3,376	$3,301	2%
Affiliate fees	660	589	12	1,953	1,741	12
Ancillary	313	230	36	952	612	56

Total revenues by component	$2,128	$1,999	6%	$6,281	$5,654	11%

Revenues by Geography

Domestic	$1,766	$1,693	4%	$5,243	$4,805	9%
International	362	306	18	1,038	849	22

Total revenues by geography	$2,128	$1,999	6%	$6,281	$5,654	11%

Advertising

Worldwide advertising revenues decreased $25 million, or 2%, to $1.155 billion in the third quarter. Domestic advertising revenue decreased 3% versus the comparable period of 2007, reflecting continuing softness in the overall advertising market, as well as ratings challenges at certain of our channels. International advertising revenues increased 8%, reflecting growth across Europe. Foreign exchange contributed 3 percentage points to reported international growth, while divestitures had a 4-percentage point negative impact. Divestitures reflect the contribution of our India operations to a joint venture which occurred in the fourth quarter of 2007. In light of the uncertainties surrounding the current downturn in global economic conditions, we anticipate that such economic conditions may continue to put pressure on advertising growth rates domestically and internationally.

For the nine months ended September 30, 2008, worldwide advertising revenues increased $75 million, or 2%, to $3.376 billion. Domestic advertising revenue increased 1% versus the comparable period of 2007. International advertising revenues increased 10%, reflecting growth across Europe. Foreign exchange contributed 7 percentage points and the India divestiture had a 4-percentage point negative impact on reported international growth.

Affiliate Fees

Worldwide affiliate fees increased $71 million, or 12%, to $660 million in the third quarter. Domestic affiliate fees were up 13%, principally due to rate and subscriber increases across core channels as well as an increase in subscribers for digital channels. International affiliate fees increased 8% principally driven by subscriber growth and rate increases. Foreign exchange contributed 3 percentage points and the India divestiture had a 1-percentage point negative impact on reported international growth.

For the nine months ended September 30, 2008, worldwide affiliate fees increased $212 million, or 12%, to $1.953 billion. Domestic affiliate growth increased 11% principally due to rate and subscriber increases across core channels as well as an increase in subscribers for digital channels. International affiliate fees increased 16% principally driven by subscriber growth, rate increases and new channels in Europe. Foreign exchange contributed 6-percentage points and the India divestiture had a 1-percentage point negative impact on reported international growth.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Worldwide ancillary revenues increased $83 million, or 36%, to $313 million in the third quarter of 2008, and $340 million, or 56%, to $952 million for the nine months ended September 30, 2008. Domestic ancillary revenues for the quarter and nine months were up 28% and 55%, respectively, primarily driven by sales of Rock Band, including the domestic release of Rock Band 2 on Microsoft’s Xbox platform in September 2008, partially offset by declines in consumer products and home entertainment revenues. International ancillary revenues increased 58% for both the quarter and nine months principally due to international sales of Rock Band. Foreign currency fluctuations contributed 2 and 3 percentage points to reported international growth in the quarter and nine months ended September 30, 2008, respectively.

Expenses and Operating Income

Media Networks segment expenses increased $164 million, or 14%, to $1.367 billion in the third quarter of 2008, and $539 million, or 15%, to $4.061 billion in the nine months ended September 30, 2008, primarily due to manufacturing and music royalty costs related to Rock Band, amortization of programming costs and selling, general and administrative expenses.

Segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of video games and home entertainment products, and consumer products licensing and participation fees. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Expenses and Operating Income	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Expenses:
Operating expenses	$784	$617	(27)%	$2,327	$1,853	(26)%
Selling, general & administrative	523	514	(2)	1,546	1,456	(6)
Depreciation & amortization	60	72	17	188	213	12

Total expenses	$1,367	$1,203	(14)%	$4,061	$3,522	(15)%

Operating income	$761	$796	(4)%	$2,220	$2,132	4%

Operating Expenses

Operating expenses increased $167 million, or 27%, to $784 million in the third quarter. Distribution and other expenses increased $115 million principally for manufacturing and music royalty costs related to Rock Band, including costs associated with the domestic launch of Rock Band 2 on Microsoft’s Xbox platform in September 2008. Production and programming costs increased $52 million, or 10%.

Operating expenses increased $474 million, or 26%, to $2.327 billion, for the nine months ended September 30, 2008 including a $291 million, or 93%, increase in distribution and other expenses principally for costs related to Rock Band. Also contributing was an increase in production and programming costs of $183 million, or 12%.

Selling, General and Administrative Expenses

SG&A increased $9 million, or 2%, to $523 million in the third quarter as a result of Rock Band marketing costs and research services, partially offset by lower variable employee compensation. The third quarter of 2007 included a $3 million restructuring charge related to the international and domestic operations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

SG&A increased $90 million, or 6%, to $1.546 billion for the nine months ended September 30, 2008, which includes higher employee compensation, marketing costs and research and professional services. The nine months ended September 30, 2007 included the impact of $70 million of restructuring costs related to international and domestic operations.

Depreciation and Amortization

Depreciation and amortization decreased $12 million, or 17%, and $25 million, or 12%, for the quarter and nine months ended September 30, 2008, respectively, compared with the same periods in the prior year. The decrease for both periods is principally due to lower amortization of intangible assets as certain subscriber agreements were fully amortized in 2007, partially offset by higher depreciation expense due to increased capital expenditures.

Operating Income

Operating income decreased $35 million, or 4%, to $761 million in the third quarter, reflecting the impact of lower advertising and consumer products revenues and higher expenses. Operating income grew $88 million, or 4%, to $2.220 billion for the nine months ended September 30, 2008, including a 3-percentage point benefit related to the $70 million of restructuring charges taken in 2007.

Filmed Entertainment

The results of operations of our Filmed Entertainment segment are subject to fluctuations due to various factors, including the public’s response to our theatrical films and DVD releases, the number, timing and availability of releases and the amount and timing of print and advertising spending for films.

Worldwide revenues were relatively flat in the third quarter of 2008 at $1.309 billion compared with $1.305 billion in the third quarter of 2007. Increases in home entertainment third-party distribution revenues, including the September 2008 release of Marvel’s Iron Man and our new CBS distribution agreement, and television license fees were offset by a decrease in theatrical revenues. Theatrical revenues in the third quarter of 2007 included the release of Transformers, for which there was no comparable release in the third quarter of 2008. For the nine months ended September 30, 2008, revenue increased $586 million, or 16% to $4.226 billion, primarily due to the increased home entertainment third-party distribution revenues as well as the strong performance of our current year film slate. Domestic revenues increased 4% and 9% in the quarter and nine months ended September 30, 2008, respectively, while international revenues decreased 4% and increased 25% in the same periods.

	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues by Component

Theatrical	$312	$490	(36)%	$1,364	$1,193	14%
Home entertainment	593	457	30	1,704	1,412	21
Television license fees	342	294	16	982	891	10
Ancillary	62	64	(3)	176	144	22

Total revenues by component	$1,309	$1,305	—	$4,226	$3,640	16%

Revenues by Geography

Domestic	$675	$647	4%	$2,217	$2,036	9%
International	634	658	(4)	2,009	1,604	25

Total revenues by geography	$1,309	$1,305	—	$4,226	$3,640	16%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Theatrical

Worldwide theatrical revenues decreased $178 million, or 36%, to $312 million in the third quarter of 2008. Domestic and international theatrical revenues decreased $85 million and $93 million, respectively, reflecting the difficult comparison against the strong performance of Transformers, which was released early in the third quarter of 2007, for which there was no comparable release in the current quarter. The decrease in international revenues in the current quarter was partially offset by strong carryover revenues from our second quarter releases, including Indiana Jones and the Kingdom of the Crystal Skull and DreamWorks Animation’s Kung Fu Panda. Current quarter releases included Tropic Thunder and Eagle Eye.

Worldwide theatrical revenues increased $171 million, or 14%, to $1.364 billion for the nine months ended September 30, 2008. Domestic theatrical revenues increased $50 million primarily due to Indiana Jones and the Kingdom of the Crystal Skull, Iron Man and Kung Fu Panda in the current year compared with Transformers and DreamWorks Animation’s Shrek the Third in the prior year. In the first nine months of 2008, we released 19 films compared with 16 films released in the first nine months of 2007. International theatrical revenues increased $121 million also driven primarily by the strength of our current year slate relative to the prior period.

Home Entertainment

Worldwide home entertainment revenues increased $136 million, or 30%, to $593 million in the third quarter. Domestic home entertainment revenues increased $99 million primarily due to increased revenues from third-party distribution agreements, including the September 2008 release of Iron Man and our new CBS distribution agreement, for which we record gross revenues and expenses as principal in the arrangement. These increases were partially offset by a decrease in revenues generated from other current titles and catalog. International home entertainment revenues increased $37 million also driven primarily by an increase in third-party distribution revenues.

Worldwide home entertainment revenues increased $292 million, or 21%, to $1.704 billion for the nine months ended September 30, 2008. Domestic home entertainment revenues increased $139 million due to higher third-party distribution revenues, including the release of Iron Man, the new CBS distribution agreement and $29 million recognized in connection with the conclusion of an HD-DVD exclusivity arrangement. International home entertainment revenues increased $153 million, also driven primarily by an increase in third-party distribution revenues.

Television License Fees

Worldwide television license fees increased $48 million, or 16%, to $342 million in the third quarter primarily due to higher license fees resulting from the number and mix of available titles in the domestic and international Pay TV, network and syndicated television markets. For the nine months ended September 30, 2008, fees increased $91 million, or 10%, to $982 million driven principally by the growth in the international markets.

Ancillary

Ancillary revenues decreased $2 million, or 3%, to $62 million in the third quarter, due to lower merchandising revenues as compared with the third quarter of 2007, which included a higher volume of sales related to Transformers, partially offset by increased studio rental revenues. Ancillary revenues for the nine months ended September 30, 2008 increased $32 million, or 22%, to $176 million principally driven by higher licensing and merchandising revenues from Transformers and digital revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses and Operating Income/(Loss)

Filmed Entertainment segment expenses increased $95 million, or 8%, to $1.328 billion in the third quarter of 2008, and $568 million, or 16%, to $4.222 billion in the nine months ended September 30, 2008. The increased expense primarily reflects higher feature film amortization due to the mix and timing of film releases and print and advertising expenses, as well as other expenses related to our third-party distribution arrangements. For the nine months ended September 30, 2008, the increase was also driven by a greater number of film releases.

Segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization. Operating expenses principally include the amortization of production costs of our released feature films, print and advertising expenses and other distribution costs. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles.

Expenses and Operating Income/(Loss)	Quarter Ended September 30,		Better/(Worse)	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Expenses:
Operating expenses	$1,190	$1,087	(9)%	$3,790	$3,266	(16)%
Selling, general & administrative	111	119	7	354	316	(12)
Depreciation & amortization	27	27	—	78	72	(8)

Total expenses	$1,328	$1,233	(8)%	$4,222	$3,654	(16)%

Operating income/(loss)	$(19)	$72	NM	$4	$(14)	NM

NM = not meaningful

Operating Expenses

Operating expenses increased $103 million, or 9%, to $1.190 billion in the third quarter. This increase was principally driven by a $90 million, or 15%, increase in feature film amortization principally due to higher amortization related to third-party distribution arrangements, including our CBS distribution agreement. Distribution and other costs, principally print and advertising expenses, increased $13 million, or 3%, due to increased home video distribution expenses related to Iron Man and other third-party distribution arrangements, including our CBS distribution agreement, partially offset by a decrease in theatrical print and advertising expenses due to the mix and timing of films released in 2008 as compared to the same period in 2007.

Operating expenses increased $524 million, or 16%, to $3.790 billion for the nine months ended September 30, 2008, principally due to a $304 million, or 19%, increase in feature film amortization due to the increased amortization related to third-party home entertainment distribution arrangements as well as the number, mix and timing of films released in the period, primarily Indiana Jones and the Kingdom of the Crystal Skull and Iron Man. Distribution and other costs, principally print and advertising expenses, increased $220 million, or 13%, due to increased distribution expenses related to third-party distribution arrangements and the number, mix and timing of films.

Selling, General and Administrative Expenses

SG&A decreased $8 million, or 7%, to $111 million in the third quarter, primarily related to lower variable employee compensation. For the nine months ended September 30, 2008, SG&A increased $38 million, or 12%, to $354 million primarily attributable to higher employee compensation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Depreciation and Amortization

Depreciation and amortization remained flat at $27 million in the quarter and increased $6 million, or 8%, to $78 million for the nine months ended September 30, 2008.

Operating Income/(Loss)

An operating loss of $19 million was reported in the third quarter compared with a profit of $72 million in 2007 reflecting the difficult comparison against the strong performance of Transformers in the third quarter of 2007 and for which a significant portion of the related print and advertising expenditures were incurred in the second quarter of that year, as well as the number and timing of our current quarter releases.

Operating income for the nine months ended September 30, 2008 was $4 million, compared with an operating loss of $14 million for the first nine months of 2007. This improvement was driven by the number, timing and mix of films released and income recognized from the conclusion of our HD-DVD exclusivity agreement.

LIQUIDITY AND CAPITAL RESOURCES

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

Our principal uses of cash include the creation of new content, acquisitions of third-party content, ongoing investments in our businesses, acquisitions of businesses and share repurchases. We also use cash for interest and tax payments. We manage share repurchases and acquisitions with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Additionally, our cost to borrow is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our credit ratings remain unchanged from December 31, 2007.

At September 30, 2008, borrowings of $1.50 billion were outstanding on our $3.25 billion bank facility. Although capital markets have been adversely affected by recent problems in the worldwide financial system, we believe that our existing bank facility and investment grade credit rating will provide us with adequate access to funding given our expected cash needs. However, the cost of this funding may be higher than experienced in recent periods. Our bank facility is subject to one principal financial covenant, which requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x. As of September 30, 2008, it was approximately 7.0x.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash Flows

Cash and cash equivalents decreased by $395 million for the nine months ended September 30, 2008. The change in cash and cash equivalents was as follows:

Cash Flows	Nine Months Ended September 30,
(in millions)	2008	2007
Cash provided by operations	$620	$1,103
Net cash flow (used in)/provided by investing activities	(515)	328
Net cash flow used in financing activities	(478)	(1,763)
Effect of exchange rate on cash	(22)	(1)

Decrease in cash and cash equivalents	$(395)	$(333)

Operating Activities

Cash provided by operations was $620 million in the nine months ended September 30, 2008, a decrease of $483 million compared with the same period in 2007. The decrease is primarily due to the acceleration of feature film production into the first half of the year in anticipation of a possible Screen Actors’ Guild strike, increased investment in original and acquired programming and the timing of certain payments. These payments related to programming, distribution and print and advertising expenditures, including higher costs associated with Rock Band, and higher tax payments.

Investing Activities

Cash used in investing activities was $515 million in the nine months ended September 30, 2008, compared with cash provided by investing activities of $328 million in 2007. In 2008, cash used in investing activities consisted of $235 million of capital expenditures, principally related to improvements to certain facilities, and a net $280 million related to business combinations and other investing activities, including a $150 million earn-out payment related to our 2006 acquisition of Harmonix and $66 million of investments in and advances to equity affiliates. In addition, we expect to have a final payment with respect to Harmonix 2008 performance due in 2009. The payment amount is based on financial results in excess of specific contractual targets against a defined gross profit metric. In light of the success of the Rock Band video game series, the final payment is expected to exceed this year’s payment. In 2007, cash from investing activities included $191 million received from the sale of MTV Network’s investment in Russia and $332 million from the sale of Famous Music, partially offset by $148 million in capital expenditures and a net $47 million related to business combinations and other investing activities.

Financing Activities

Cash used in financing activities was $478 million for the nine months ending September 30, 2008, compared to $1.763 billion in 2007. The cash utilized during this period was principally driven by $1.111 billion of share repurchases, partially offset by an increase of $750 million in borrowings under our credit facility. Cash used in financing activities in the nine months ended September 30, 2007 included $1.550 billion of share repurchases and a $170 million payment related to the settlement of the special dividend to CBS Corporation.

Capital Resources

Capital Structure and Financing Obligations

At September 30, 2008, total financing obligations were $8.952 billion, an increase of $706 million, or 9%, over $8.246 billion at December 31, 2007. The increase in debt was primarily to support our share repurchases during the year. At September 30, 2008, the outstanding commercial paper had a weighted average interest rate of 5.83% and an average remaining life of less than 30 days. Our commercial paper and senior notes due in June

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

2009 are classified as non-current financing obligations as the Company has the intent and ability through utilization of its $3.25 billion revolving facility to refinance such obligations.

Stock Repurchase Program

As further discussed in our 2007 Annual Report, the Company is currently repurchasing shares of its Class B common stock under a $4.0 billion stock repurchase program. For the quarter and nine months ended September 30, 2008, 6.7 million and 26.7 million shares were repurchased in the open market under this program for an aggregate purchase price of $191 million and $953 million, respectively. An additional 0.9 million and 3.5 million shares for the same periods were purchased under the agreement (the “NAIRI Agreement”) with National Amusements, Inc. (“NAI”), the Company’s controlling stockholder, and its wholly-owned subsidiary, NAIRI, Inc., for an aggregate purchase price of $24 million and $122 million for the quarter and nine months ended September 30, 2008, respectively.

Subsequent Event

On October 17, 2008, the NAIRI Agreement was terminated, effective as of October 10, 2008.

For the year through October 31, 2008, the Company acquired 32.7 million shares at a weighted average price per share of $34.38 for an aggregate purchase price of $1.124 billion under the stock repurchase program, including shares purchased from NAI.

OTHER MATTERS

Related Party Transactions

The Company, in the normal course of business, enters into transactions with related parties, including companies owned by or affiliated with CBS Corporation. For additional information, see Note 8 to the consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: advertising market conditions; the public acceptance of and ratings for our feature films, programs, digital services, games and other content, as well as related advertisements; competition for advertising dollars; technological developments and their effect in our markets and on consumer behavior; fluctuations in our results due to the timing, mix and availability of our programming, films and other content; changes in the Federal communications laws and regulations; the impact of piracy; the impact of increased scale in parties involved in the distribution and aggregation of our products and program services to consumers and advertisers; the impact of union activity; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally, including the current downturn in global economic conditions and possible domestic recession; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2007 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2007 Annual Report, including the update below, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our business or future results.

Global Economic Conditions May Continue to Impact our Business.

The second half of 2008 has seen a rapid softening of the economy and tightening of the credit and insurance markets. The continuation, or worsening, of domestic and global economic conditions could adversely affect our revenues. Consumers and prospective advertisers may change their spending priorities, which could reduce our advertising and ancillary revenues and negatively impact the performance of our motion pictures and home entertainment releases. In addition, current conditions in the credit markets, if they persist, could limit the Company’s flexibility to pursue share buybacks and other opportunities, and our expenses could increase if the volatility in the credit and insurance markets results in an increase in interest rates on bank financings and prices on insurance products. Our results of operations may be negatively affected as a result.

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

Subsequent Event

On October 17, 2008, the NAIRI Agreement was terminated, effective as of October 10, 2008.

The following table provides information about our purchases under the program during the quarter ended September 30, 2008:

	Total Number of Shares Purchased[1] (thousands)	Average Price Paid per Share (dollars)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)
Month ended July 31, 2008:
Open market	1,874.1	$29.47	$1,583
NAIRI	241.5	28.91	$1,576
Month ended August 31, 2008:
Open market	2,688.5	29.01	$1,498
NAIRI	346.5	28.99	$1,488
Month ended September 30, 2008:
Open market	2,153.3	26.66	$1,430
NAIRI	277.5	26.55	$1,423

Total	7,581.4	$28.36

1 All shares purchased under the $4.0 billion stock repurchase program noted above.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: November 3, 2008	By:	/S/ THOMAS E. DOOLEY
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: November 3, 2008	By:	/S/ JAMES W. BARGE
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.