Form 10-K
period 2008-12-31
Viacom Inc.
filed 2009-02-12
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of the close of business on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were 57,362,613 shares of the registrant’s Class A common stock, par value $0.001 per share, and 565,353,499 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2008 was approximately $322.4 million (based upon the closing price of $30.61 per share as reported by the New York Stock Exchange on June 30, 2008). The aggregate market value of Class B common stock held by non-affiliates as of June 30, 2008 was approximately $16.5 billion (based upon the closing price of $30.54 per share as reported by the New York Stock Exchange on June 30, 2008).

As of January 31, 2009, 57,362,086 shares of our Class A common stock and 548,945,967 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2009 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”) (Portion of Item 5) (Part III).

PART I

Item 1. Business.

Viacom is a leading global entertainment content company. We engage audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands. We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Media Networks

Our Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, distributors and retailers. We create and acquire programming and other content for distribution to our audiences how and where they want to view and interact with it: on television, the Internet, mobile devices, video games and a variety of consumer products. MTV Networks reaches over 578 million households worldwide via its approximately 165 channels and multiplatform properties, which include MTV: Music Television® , MTV2®, mtvU®, MTV Tr3s®, VH1®, VH1 Classic™, CMT®: Country Music Television™, Logo®, Nickelodeon®, Nick at Nite®, Noggin®, The N®, Nicktoons®, Neopets® , COMEDY CENTRAL® , Spike TV® and TV Land™, among others. MTV Networks also has a growing video game business that includes the successful Rock Band® franchise and casual gaming websites such as Addictinggames.com and Shockwave.com. BET Networks is a leading provider of entertainment, music, news and public affairs television programming targeted to the African-American audience and can be seen in the United States, Canada, the Caribbean, the United Kingdom and sub-Saharan Africa.

Filmed Entertainment

The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures®, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™ brands. The Filmed Entertainment segment will also continue to release a number of pictures under the DreamWorks™ brand. Paramount Pictures has been a leading producer and distributor of motion pictures since 1912 and has a library consisting of approximately 3,500 motion pictures and a small number of television programs. It also acquires films for distribution and has distribution relationships with DreamWorks Animation and Marvel. Paramount also distributes motion pictures and other entertainment content on DVD, television, digital and other platforms in the United States and internationally, and is expanding its presence in the games business.

Our Media Networks segment derives revenues principally from advertising sales, affiliate fees and ancillary revenues. Revenues from the Filmed Entertainment segment are generated primarily from the theatrical release and/or distribution of motion pictures, sale of home entertainment products such as DVDs, and licensing motion pictures and other content to pay and basic cable television, broadcast television, syndicated television and digital media outlets. Revenues from the Media Networks segment accounted for 60%, 60% and 64% of our revenues for 2008, 2007 and 2006, respectively, and revenues from the Filmed Entertainment segment accounted for 41%, 41% and 37% of our revenues for those periods, respectively, with elimination of intercompany revenues being (1)%, (1)% and (1)%, respectively. We generated approximately 71% of our total revenues in 2008 from domestic operations, 73% in 2007 and 76% in 2006, with 29%, 27% and 24%, respectively, generated internationally. In 2008, our total international revenues were $4.254 billion, of which 64% was generated in Europe.

2008 Restructuring

To better align our organization and cost structure with current economic conditions, we undertook a strategic review of our businesses in the fourth quarter of 2008 which resulted in a reduction in our workforce by 890 positions and write-downs of certain programming and other assets. These actions resulted in aggregate pre-tax restructuring and other charges of $454 million, of which approximately $80 million relates to severance actions and the remainder relates primarily to the write-down of programming and other assets. See Note 15 to the Consolidated Financial Statements for additional information.

Corporate Information

We were organized as a Delaware corporation in 2005 and our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information on our website is not intended to be incorporated into this annual report.

Business Strategy

We produce and distribute television programming, motion pictures and other entertainment content under some of the world’s best known entertainment brands, many of which are household names worldwide. Our focus is on our audience, providing them the entertainment they want to experience, how and when they want to experience it. Key elements of our strategy include:

•

expanding and enhancing our brands worldwide through the creation and acquisition of hit programming, new channels, successful motion pictures and other forms of entertainment, including additional video game offerings;

•	strengthening our relationships with our advertising, cable, satellite, online and mobile partners, as we work together to develop new ways of serving our audiences;

•	the continued expansion and monetization of our online and mobile entertainment experiences;

•

rationalizing our motion picture slate in terms of the number and type of films produced, focusing in particular on franchise properties, as well as associated marketing approaches, and capitalizing on international production and distribution and global digital opportunities; and

•	continued operational discipline throughout our organization to generate efficiencies and effectively execute our strategy.

In connection with these efforts, we are committed to fostering a creative and diverse culture, which will enable us to continue to develop unique and cutting-edge content for our audiences and maintain our position as a market leader.

MEDIA NETWORKS

Our media networks, MTV Networks and BET Networks, operate their program services, websites and other digital media services in the United States and abroad. Our Media Networks segment generates revenues principally from three sources: (i) the sale of advertising time on our program services and digital properties, (ii) the receipt of affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include the creation and publishing of video games and other interactive products, home entertainment sales of our programming, the licensing of our content to third parties and the licensing of our brands and properties for consumer products. In 2008, advertising revenues, affiliate fees and ancillary revenues were approximately 54%, 30% and 16%, respectively, of total revenues for the Media Networks segment.

Advertising Revenues

The advertising revenues generated by each program service depend on the number of households subscribing to the service, household and viewership demographics and ratings as determined by third party research companies such as The Nielsen Company (US), LLC (“Nielsen”). Our media networks properties target key audiences considered particularly attractive to advertisers. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET programming targets African-American audiences.

The advertising industry modified the way it measures ratings in 2008 by moving to commercial ratings, which measure audience size for a commercial. Commercial ratings are measured on a “C3” basis, which counts the number of viewers that watch the commercial live or via playback during the three days following the live broadcast. In 2008, the majority of our guaranteed deals were sold on the C3 metric. We regularly evaluate the structure, content and volume of our advertising spots, and throughout 2008 took measures that resulted in improved audience retention.

In 2008, domestic and global economic conditions worsened significantly, which had a rapid, negative effect on the advertising market, weakening the businesses of partners who purchase advertising on our networks and reducing their spending on advertising generally. Current economic conditions have adversely affected our advertising revenues and such effect could continue or worsen. Our advertising revenues may also fluctuate due to the ratings of our channels (including the timing and success of new programs) and seasonal variations, typically being highest in the fourth quarter.

Some of our program services experienced ratings declines in 2008, which, coupled with economic conditions, caused our domestic advertising revenue to decline. Ratings challenges could reduce the amount of advertising revenue we receive and negatively affect our results of operations, and our expenses may increase moderately as we invest in new programming.

Our digital revenue is derived from a combination of advertising and sponsorships. Our Media Networks segment operates approximately 400 digital media properties around the world, including websites, WAP sites, broadband services and virtual worlds, and during the fourth quarter of 2008, we collectively averaged approximately 89 million unique visitors per month. Our on-air programming drives traffic to our digital properties and vice versa, allowing convergent, or cross-platform, advertising sales. MTV Networks also syndicates ad-supported long-form and short-form video content to select online destinations which creates additional opportunities for audiences to interact with our content online, ultimately driving viewership back to our core channels and digital properties. Our Flux platform, which allows users to connect, share and interact with content and other users across a network of websites, expands user experiences and creates a seamless connection between our sites, as well as content and communities from all over the Internet.

Affiliate Fees

Revenues from affiliate fees are negotiated with individual cable and satellite television operators, mobile and online networks and other distributors, generally resulting in multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of affiliate fee revenue. The amount of the fee we receive is determined in part by the number of subscribers to and success of the programming offered by our program services. We engage in negotiations with our cable and satellite affiliate partners on a rolling basis. We are exploring ways to build stronger and more expansive multi-media partnerships with the various distributors of our content that maximize the value of our content for us, our audience and our affiliate partners, such as increased and customized content offerings for video-on-demand and Internet distribution with our cable and satellite partners. We also receive e-commerce revenues from our digital operations.

Ancillary Revenues

Our ancillary revenues are principally derived from the creation and publishing of video games and other interactive products, sales of home entertainment products such as DVDs, content licensing and licensing for consumer products.

In connection with our 2006 acquisition of Harmonix Music Systems, Inc. (“Harmonix”), we expanded our operations to include the creation, marketing and publishing of video games and other interactive products. Following our launch of Rock Band in 2007, we released Rock Band 2 on the Xbox 360®, PlayStation®2 and PLAYSTATION®3 platforms and both Rock Band and Rock Band 2 on the Nintendo Wii platform in 2008. We also expanded into international markets such as Italy, Sweden and Spain. The Rock Band series of games allows players to experience music in a new way, by playing as part of a virtual band using drum, bass/lead guitar and microphone peripherals. Rock Band gamers can download songs spanning all genres of rock, which provides another source of ancillary revenue for us. Electronic Arts co-manufactures, co-markets and distributes Rock Band for us in exchange for certain fees. We also continue to receive royalties from third party sales of certain related games and products, including Guitar Hero, which is published by Activision, and are exploring additional digital applications for our games. Revenues from our video game business are dependent on consumer acceptance of our games and related offerings and may fluctuate.

We distribute our programming in the home entertainment market through the sale and rental of DVDs, video-on-demand, download-to-own and download-to-rent services. We also license our television programs and the concepts and/or formats of such programs to third parties for licensing fees and royalties. For example, TV Land’s new reality series She’s Got The Look has been licensed in over 65 countries worldwide. We also have a worldwide consumer products licensing business, which licenses popular characters from our programs, such as those featured in SpongeBob SquarePants, The Backyardigans, Dora the Explorer, Neopets and South Park, in connection with merchandising, video games and publishing worldwide. We generally are paid a royalty based upon a percentage of the licensee’s wholesale revenues, with an advance and/or guarantee against future expected royalties. Licensing revenue may vary from period to period depending on the popularity of the program available for license in a particular period and the popularity of licensed products among consumers.

Strategic Relationships

Our Media Networks properties have forged a number of strategic relationships with other leading companies:

•

We distribute content through online syndication partners including AOL, MySpace, Hulu, Bebo, Comcast’s Fancast, Joost, MSN, Dailymotion and Veoh, and mobile partners including AT&T, Verizon Wireless and Sprint Nextel.

•

We have arrangements with download-to-own services, including Apple’s iTunes, Amazon, Sony’s PlayStation and Microsoft’s Xbox 360, to make various Media Networks programs available for purchase online.

•

We have a strategic alliance with Microsoft under which, among other things, Microsoft licenses certain content from us on a non-exclusive basis for use on Microsoft properties such as MSN and Xbox, purchases certain specified amounts and types of advertising from us, and will provide its proprietary online advertising serving solution to us. Microsoft also distributes downloadable content for Rock Band.

•	We have entered into a relationship with Electronic Arts for the co-manufacturing, co-marketing and distribution of our Rock Band franchise.

•

Nickelodeon has partnered with DreamWorks Animation to create animated television series based on popular DreamWorks Animation theatrical motion pictures. The first series, Penguins, which is based on the penguins from Madagascar, is scheduled to air in early 2009. Nickelodeon is also working with Sony Music on music-based television programming for its target audiences.

Media Networks Properties

MTV Networks is principally comprised of four groups based on target audience, similarity of programming and other factors: the Music and Logo Group, the Kids and Family Group, the Entertainment Group and International. BET Networks’ businesses include BET, BET International and BET.com, among other properties. Information about our key media networks properties is discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen, the Internet user data is according to comScore Media Metrix (U.S. data only unless otherwise indicated) and the video stream data is based on internal tracking. International reach statistics are derived from internal data coupled with external sources when available.

Music and Logo Group

The Music and Logo Group includes our music-oriented program services and digital properties, which generally provide youth-oriented programming targeting the 18-24 and 18-34 demographics, the Harmonix and MTV Games video game operations, and Logo, our channel for the lesbian, gay, bisexual and transgender audience. Some of our key brands in this group include:

MTV: Music Television

•        MTV is a leading multimedia destination offering a diverse line-up of original programming, music videos, news and commentary, and awards shows, among other programs. MTV’s programming covers everything from music, fashion, lifestyle and sports to attitudes, politics, news and trends. MTV was named the Best Global Pure Media Brand for the ninth year in a row, according to the 2008 Business Week/Interbrand “Best Global Brands” Study.

•        Programming highlights in 2008 included new original programming such as Randy Jackson Presents: America’s Best Dance Crew, From Gs to Gents and Paris Hilton’s: My New BFF, as well as returning favorites such as the VMAs, the MTV Movie Awards, The Hills, The Real World, Run’s House and A Shot At Love 2 with Tila Tequila. MTV operates numerous online destinations, communities and virtual worlds, delivers and creates content for its robust MTV mobile platform, has interests in home video, radio syndication, recorded music, publishing and consumer products.

•        MTV reached approximately 97 million domestic television households as of December 31, 2008. Worldwide, MTV reached more than 660 million households in 162 countries and territories as of December 31, 2008 via its channels and branded program blocks shown on third party broadcasters.

MTV Digital

•        MTV.com is an ad-supported online/broadband service featuring entertainment and pop culture content, including music, music videos and performances, news and interviews, movies, casual games, ringtones, and links to MTV shows and specials. Its Flux platform allows users to connect, share and interact with content and other users across a network of websites.

•        VMTV.com features MTV’s various virtual worlds, which allow users to shop, watch videos, start their own bands, create their own clothing and enjoy in-world appearances by MTV cast members and musical guests.

•        In the fourth quarter of 2008, MTV.com averaged approximately 8 million monthly unique visitors and 67 million video streams each month.

MTV2

•        MTV2 is a music-oriented network featuring music videos, long form music programs, exclusive access to interviews with bands and groundbreaking music before it hits mainstream, as well as a line-up of irreverent, lifestyle and cross-platform programming.

•        Programming highlights in 2008 were driven by MTV series including Randy Jackson Presents: America’s Best Dance Crew, Run’s House and Bam’s Unholy Union, as well as various Action Sports Tour events.

•        MTV2 reached approximately 75 million domestic television households as of December 31, 2008.

mtvU

•        mtvU is an on-air, online, wireless and on-campus network created by and for the college audience. Distributing its content via satellite 24 hours a day to over 750 campuses and through cable, mobile and other outlets, mtvU is the largest and most comprehensive multiplatform channel for college students.

•        mtvU also owns and operates websites dedicated to matters of interest to college students and college communities, including www.mtvu.com and www.RateMyProfessors.com, a network of college newspaper websites referred to as the College Media Network, and a network of local online guides to life around campus known as Campus Daily Guide.

MTV Tr3s

•        This bi-cultural entertainment destination showcases the fusion of Latin and American music, cultures and languages. MTV Tr3s is available in over half of domestic Hispanic television households. MTV Mobile also launched MTV Tr3s Mobile as a separate linear video channel with Verizon Wireless in March 2008.

•        MTV Tr3s reached approximately 7 million Hispanic households and approximately 36 million domestic television households as of December 31, 2008.

VH1

•        VH1’s variety of original and acquired programming primarily focuses on music, artists and pop culture through its series, specials and live events. VH1 operates numerous online destinations, creates content for its mobile platform and has interests in home video, publishing and consumer products.

•        Programming highlights in 2008 included new original programming such as I Love Money, Brooke Knows Best and I Want to Work for Diddy, as well as returning favorites Rock of Love 2 with Bret Michaels, Celebrity Rehab with Dr. Drew and Scott Baio is 46 … and Pregnant.

•        VH1 reached approximately 97 million domestic television households as of December 31, 2008.

VH1 Classic

•        VH1 Classic features music videos and concert footage from the 1970s, 1980s and 1990s, as well as other music-themed programs, including compilation shows, documentaries, movies and full length concerts.

•        Programming highlights in 2008 included Rush Hashanah, AC/DC Day, VH1 Classic Celebrates Dylan, VH1 Classic’s All Time Top Ten and VH1 Classic’s One-Hit Wonders.

•        VH1 Classic reached approximately 54 million domestic television households as of December 31, 2008.

VH1 Digital

•       VH1 Digital, which includes VH1.com, VH1Classic.com, VH1 Mobile, VH1 Games and targeted websites such as BestWeekEver.TV, brings users music and pop-culture content, live events and performances, exclusive celebrity interviews, news, original series, online games and extensive broadband video, including thousands of music videos.

•       In the fourth quarter of 2008, VH1.com averaged approximately 3.7 million monthly unique visitors and 19 million video streams each month.

CMT: Country Music Television and CMT.com

•       CMT is the top-rated country music network in the United States, carrying original country-music related programming, specials, live concerts and events and music videos. CMT.com features the largest collection of country music videos online and is an authority in country music, news, events and awards shows.

•       Programming highlights in 2008 included new original programming such as Gone Country, Can You Duet and My Big Redneck Wedding, returning favorites CMT Music Awards, CMT Crossroads, Coyote Ugly, Dallas Cowboy Cheerleaders and Country Fried Home Videos. Beer for My Horses released theatrically and on DVD and the motion picture.

•       CMT reached approximately 88 million domestic television households as of December 31, 2008. In the fourth quarter of 2008, CMT.com averaged approximately 2.3 million monthly unique visitors and 9.5 million video streams each month.

Logo

•       Logo features lesbian and gay-themed feature films, documentary series, newscasts tailored for the lesbian, gay, bisexual and transgender (“LGBT”) community, and original shows and specials. Logo’s family of websites, including LOGOonline.com, Afterellen.com, Afterelton.com, Downelink.com and 365Gay.com feature a large library of mainstream LGBT-themed streaming video as well as original shows, podcasts, news, blogs and other entertainment that have made it a leading destination for this audience.

•       Programming highlights in 2008 included the hit original film Noah’s Arc: Jumping the Broom, original programs such as Sordid Lives: The Series, Shirts & Skins, Gimme Sugar and The Big Gay Sketch Show, and acquired programs such as Queer as Folk and The L Word.

•       Logo reached approximately 36 million domestic television households as of December 31, 2008 according to internal data.

Harmonix and MTV Games

•       Harmonix is one of the world’s leading developers of music-based games, including our Rock Band franchise and such games as Guitar Hero, Frequency, Amplitude and the Karaoke Revolution series. In 2008, Rock Band and Rock Band 2 sold over 3.8 million bundles, 1.5 million units of standalone software and 900,000 units of standalone hardware domestically. In 2008, players downloaded over 30 million songs via Xbox Live and the PlayStation Network. Harmonix and MTV Games continue to forge partnerships with legendary musicians and bands to provide content for its video games, including a groundbreaking video game featuring the music of The Beatles, which is expected to be released in 2009.

•       MTV Games is dedicated to creating, marketing and publishing high-quality, innovative interactive products that are relevant to the MTV audience and deepen their connection to MTV’s core content. MTV Games publishes the Rock Band series of games.

Other key properties of the Music and Logo Group include MTV Films, MTV’s motion picture brand, under which Paramount released Stop-Loss and How She Move in 2008; and Palladia, a music-centric high definition television channel (formerly MHD).

Kids and Family Group

The Kids and Family Group provides high-quality entertainment and educational programs, websites and broadband services targeted to kids ages 2-17 and their families. Some of our key properties in this group include:

Nickelodeon and Nick at Nite

•        Nickelodeon has been the number one rated basic cable network for 14 years according to Nielsen. Nickelodeon and the Nick Jr. programming block feature original programming for kids during daytime hours. Nickelodeon produces and distributes television programming worldwide, has a global consumer products business and is a leading developer of digital content for kids. Programming highlights in 2008 included new original programming such as The Mighty B! and Tru Jackson, VP, as well as returning favorites SpongeBob SquarePants, iCarly and The Fairly OddParents. Nick Jr. favorites include Dora the Explorer, The Backyardigans, The Wonder Pets, Blue’s Clues and Go, Diego, Go!.

•        Nick at Nite airs during the evening hours and overnight and features classic sitcoms as well as family friendly original programming. Programming highlights in 2008 included George Lopez, Home Improvement and Family Matters.

•        Nickelodeon and Nick at Nite reached approximately 98 million domestic television households as of December 31, 2008. Worldwide, Nickelodeon can be seen in approximately 400 million households in 147 territories as of December 31, 2008 via its channels and branded program blocks shown on third party broadcasters.

Noggin

•        Noggin is a commercial-free, educational channel for preschoolers that launched as a stand-alone channel in January 2008, having previously been shown only during the daytime hours with The N showing at night. Noggin.com features games, videos, educational and other content for preschoolers.

•        Noggin programming highlights in 2008 included a mix of original Noggin programming such as Pinky Dinky Doo, Toot & Puddle, Jack’s Big Music Show and Max & Ruby as well as licensed Nick Jr. programs.

•        Noggin reached approximately 69 million domestic television households as of December 31, 2008.

The N

•        The N features programming targeting teens and the issues they face. It was separated from Noggin in January 2008. The-N.com has a family of websites with games, videos and quizzes, including Quizilla.com.

•        Programming highlights in 2008 included Queen Bees, Instant Star, Degrassi and That 70s Show.

•        The N reached approximately 66 million domestic television households as of December 31, 2008.

NICKTOONS

•        NICKTOONS is one of the leading cartoon destinations for kids and animation lovers.

•        Programming highlights in 2008 included the Nicktoons Network Animation Festival, Speed Racer, Making Fiends and Three Delivery.

•        NICKTOONS reached approximately 53 million domestic television households as of December 31, 2008.

Neopets.com

•        Neopets is an online youth-focused virtual world that allows members to create and take care of virtual pets. It also offers games, auctions, trades and messaging.

•        Neopets has approximately 53 million members, and in the fourth quarter of 2008, it averaged approximately 2.5 million monthly unique visitors and 675,000 video streams each month.

Nick.com and TurboNick

•        Nick.com is the destination for all things Nickelodeon, including TurboNick, its broadband video platform. Nick.com features video streaming of content from Nickelodeon and Nick Jr., customized playlists, content in multiple languages and the ability to search the broad Nickelodeon content library. Nick.com also features games and videos powered by TurboNick and Nickelodeon-branded and original environments.

•        In the fourth quarter of 2008, Nick.com and NickJr.com averaged 9.2 million and 6 million monthly unique visitors, respectively, and TurboNick had an average of 93 million video streams each month.

Nickelodeon Kids and Family Games

•        Nickelodeon Kids and Family Games features a network of gaming websites offering games from classic arcade games and puzzles to sports games and free flash games, and includes the company’s dedicated casual games sites Shockwave.com and AddictingGames.com.

•        In the fourth quarter of 2008, Nickelodeon’s portfolio of gaming sites averaged 22.9 million monthly unique visitors, and had approximately 20 billion game plays in 2008.

Other Kids and Family Group properties include Nick Jr. Video and The Click, which are the broadband services of Nick Jr. and The N, respectively; Nickelodeon Movies, Nickelodeon’s motion picture brand, under which Paramount released The Spiderwick Chronicles in 2008 and Hotel for Dogs in January 2009; and the website ParentsConnect.com, which provides information and discussion boards for parents on local events for kids, health and development, activities and resources, among other things. In addition, Nickelodeon licenses its brands for hotels, cruises, live tours and other recreational outlets.

Entertainment Group

The Entertainment Group produces and distributes programming and online content and games that generally target adult and male audiences. Some of our key properties in this group include:

COMEDY CENTRAL

•        COMEDY CENTRAL is television’s only all-comedy network and is a consistent top rated cable network among all adults ages 18-49 according to Nielsen. COMEDY CENTRAL also offers original programming via a variety of websites including comedycentral.com and individual sites for popular programs, other online destinations such as iTunes, Microsoft Xbox, Hulu and Fancast and all major mobile carriers. COMEDY CENTRAL’s content is on-air, online and on-the-go, giving its audience access to the world of comedy wherever they go. It also has interests in home video, recorded comedy and a live comedy touring business.

•        Programming highlights in 2008 included the Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, The Colbert Report and South Park, as well as hits like Indecision 2008! coverage, Jeff Dunham’s Very Special Christmas Special, The Sarah Silverman Program, RENO 911! and Chocolate News starring David Alan Grier.

•        COMEDY CENTRAL reached approximately 97 million domestic television households as of December 31, 2008.

Comedycentral.com

•        Comedycentral.com is a broadband video platform featuring behind-the-scenes footage, exclusive video clips, TV shows and series, games and comedy performances from COMEDY CENTRAL. Other COMEDY CENTRAL online properties include thedailyshow.com and Colbertnation.com, the official fan sites of The Daily Show with Jon Stewart and The Colbert Report, Jokes.com, the largest stand-up comedy library online, and Southparkstudios.com, a joint venture in which COMEDY CENTRAL owns a 51% interest, which is the official South Park website, featuring the latest in South Park news and content.

•        In the fourth quarter of 2008, COMEDY CENTRAL’s online properties averaged 5 million monthly unique visitors and 72 million video streams each month.

Spike TV

•        Spike TV targets men 18-34 and 18-49 by featuring a mix of original and acquired programming, specials, live events and movies. Spike has a relationship with UFC: Ultimate Fighting Championship to air its events as the exclusive cable home for the sport.

•        Programming highlights in 2008 included The Ultimate Fighter, TNA iMPACT, DEA, Pros vs. Joes and Spike’s Video Game Awards. Spike also aired the broadcast premier of Star Wars III: Revenge of the Sith as part of a series featuring all six Star Wars films.

•        Spike TV reached approximately 98 million domestic television households as of December 31, 2008.

SPIKE.com

•        Spike.com is one of the leading video entertainment destinations targeting men ages 18-34, with original and user-generated video and content, including short films, TV clips, music videos and action sports.

•        In the fourth quarter of 2008, Spike.com averaged approximately 3.2 million monthly unique visitors and 13 million video streams each month.

TV Land

•        TV Land offers a mix of original programming, classic TV shows and iconic movies, all designed to appeal to the entertainment needs and attitudes of adults in their 40s and 50s. TV Land expanded its offerings of original programming in 2008, creating TV Land PRIME, a block of primetime programming specifically targeting this demographic.

•        Programming highlights in 2008 included the new original programs High School Reunion and She’s Got The Look, as well as returning favorites such as The Andy Griffith Show and M*A*S*H. New acquired programs such as Third Rock From The Sun, Extreme Makeover: Home Edition and The Cosby Show also joined the network this year.

•        TV Land reached approximately 96 million domestic television households as of December 31, 2008.

Other Entertainment Group properties include Atom.com, a broadband service for original short films and online video clips; AddictingClips.com, which houses entertaining original and user-generated video clips; and GameTrailers.com, which produces broadcast quality video content for video games.

MTV Networks International

Worldwide, MTV Networks’ operations reached over 660 million households in 162 countries via its program services and branded program blocks as of December 31, 2008. MTV Networks International owns and operates, participates in as a joint venturer, and/or licenses to third parties to operate over 120 program services, including extensions of our multimedia brands MTV, VH1, Nickelodeon and COMEDY CENTRAL, and program services created specifically for international and/or non-English speaking audiences such as TMF (The Music Factory), Paramount Comedy, Game One, The Box and VIVA, among others. MTVN International also operates or licenses its brands for more than 130 online properties internationally. Most of the MTVN International program services are regionally customized for the particular viewers through the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks’ operations in Europe, Latin America and Asia represent its largest international presence.

We strategically pursue the development, licensing and acquisition of program services in international markets and engage in the syndication and distribution of consumer products. Our Viacom 18 joint venture in India includes television, film and digital media content across numerous brands as well as consumer products. In July 2008, it launched Colors, a new Hindi-language general entertainment channel, and is expected to launch additional niche channels and digital content in the future.

We continue to focus on efficiently expanding our international presence by ensuring that we have the appropriate forms of ownership interests in our properties worldwide. This involves concentrating our resources in the regions and on the demographics that offer the greatest growth opportunity for our brands, such as Germany, India and the United Kingdom, and entering into licensing arrangements in other regions that can be best exploited by our partners. In Europe, we launched MTVNHD, a 24-hour English language high definition service dedicated to music and kids. MTVNHD is now available in 11 European countries and has expanded to Mexico, with plans for further expansion in Latin America. In the Middle East, we launched Nickelodeon Arabia through an existing long-term licensing arrangement between MTVN International and TECOM Investments’ media unit, Arab Media Group. We also expanded our Eastern European presence, increased our ownership interest in Nickelodeon Australia, and plan to continue to expand our brands in various regions, including launch of COMEDYCENTRAL channels in Sweden and New Zealand in 2009.

BET Networks

BET Networks owns and operates program services, including its flagship BET® channel and the BET Digital Networks—BETJ™ , BET Gospel® and BET Hip Hop®.

•	BET Networks is the nation’s leading television network providing entertainment, music, news and public affairs programming targeted to the African-American audience. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET; BETJ, which is devoted primarily to jazz, R&B and neo-soul music; BET Gospel, which focuses on gospel music and spiritual programming; and BET Hip Hop, which features hip hop music programming and performances.
•	BET continues to expand its slate of original programming and launched six new original series in 2008. Programming highlights included Brothers to Brutha, Somebodies, The Truth With Jeff Johnson and Comic View: One Mic Stand.
•	BET reached approximately 89 million domestic television households as of December 31, 2008. According to internal data, BETJ reached approximately 29 million domestic television households, and BET Gospel and BET Hip Hop reached 2 million and 250,000 domestic television households, respectively.

•	BET International licenses BET content on multiple platforms, including 24-hour BET branded networks, BET branded program blocks, and BET branded broadband and mobile offerings to serve consumers of black culture globally. BET International is focused on expanding the distribution of BET original programming into international markets, and in 2008, launched a BET channel in the United Kingdom and began making BET programming available on multiple platforms in 29 countries in sub-Saharan Africa.
•	Worldwide, BET can be seen in approximately 100 million households as of December 31, 2008 via its channels and branded program blocks shown on third party broadcasters.

•	BET.com is a leading online destination for African-Americans and offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services.
•	In the fourth quarter of 2008, BET.com averaged approximately 2.1 million monthly unique visitors.

Other BET Networks properties include its broadband website, BET on Blast, which features music videos, news, interviews, third party licensed content and other content from BET’s cable networks; and BET Mobile, which provides ringtones, games, social networking and other content for cellular phones and digital services such as video-on-demand and digital downloading.

Media Networks Competition

MTV Networks and BET Networks compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. MTV Networks generally competes with other widely distributed cable networks such as TBS, TNT, Discovery, ESPN, SciFi, FX, Lifetime and USA Network, the broadcast television networks and digital properties such as MySpace, YouTube and Hulu. Each programming service also competes for audience share with competitors’ programming services that target the same audience. For example, Nickelodeon and its related properties compete for younger viewers with several of The Walt Disney Company’s properties and with Time Warner’s Cartoon Network. Similarly, BET Networks competes with African-American oriented shows on cable and broadcast networks including TV One and online properties such as Blackplanet.com and AOL Blackvoices. We also compete with other cable networks for affiliate fees derived from distribution agreements with cable television operators, satellite operators and other distributors. Our networks also compete with other content creators for actors, writers, producers and other creative talent and for new show ideas and the acquisition of popular programming. MTV Networks also releases several video game titles on both console and PC platforms that compete with titles released by major video game publishers such as Activision and Electronic Arts.

FILMED ENTERTAINMENT

The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. In addition, the Filmed Entertainment segment will continue to release a number of pictures under the DreamWorks brand. Paramount also acquires films for distribution, has distribution and fulfillment services agreements with DreamWorks Animation SKG, Inc. and has distribution agreements with MVL Productions LLC (“Marvel”) and DW Funding LLC, the owner of the DreamWorks live-action film library. In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically in the U.S. and internationally, followed by their release on DVDs, video-on-demand, pay and basic cable television, broadcast television and syndicated television (the “distribution windows”), digital media outlets, and, in some cases, other exhibitors such as airlines and hotels.

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release of motion pictures, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion pictures we release theatrically and certain other programming, including content we distribute on behalf of third parties such as CBS Corporation and (iii) license fees paid worldwide by third parties for exhibition rights on various media. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of its content on digital platforms. In 2008, theatrical revenues, home entertainment revenues, license fees and ancillary revenues were approximately 29%, 45%, 22% and 4%, respectively, of total revenues for the Filmed Entertainment segment.

In choosing films to produce, we aim to create a carefully balanced film slate that represents a variety of genres, styles and levels of investment—with the goal of creating entertainment for both niche audiences and worldwide appeal. In October 2008, Paramount announced that it would rationalize its film slate in order to compete more effectively. Beginning in 2009, we expect that the Filmed Entertainment segment will release up to 20 films per year domestically, including approximately 16 films produced or acquired by Paramount or DW Studios L.L.C. (formerly DreamWorks L.L.C.) and two to four films produced by DreamWorks Animation and Marvel. Paramount is also focused on continuing to improve market position and profitability through the development of franchise films, the expansion of film acquisition and production operations internationally, and the diversification of revenue streams, such as making library product available online to own or rent.

Each motion picture is a separate and distinct product with its profitability dependent upon many factors, among which public response and cost are of fundamental importance. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the fourth quarter. Competition from other motion pictures released around the same time and/or for audience leisure time generally may affect revenues, particularly in an economic recession.

The costs associated with producing, marketing and distributing a motion picture can be significant, and can also cause our results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other exhibition windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability may not be realized until well after a film’s theatrical release, if at all. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. Historically, we have entered into film financing arrangements under which third parties participate in the financing of the production costs of a film or slate of films typically in exchange for a partial copyright interest. We also have agreements with third parties, including other studios, to co-finance certain of our motion pictures.

Paramount’s home entertainment group is responsible for the worldwide sales, marketing and distribution of DVDs for films distributed by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties, including CBS Corporation. Paramount’s made-for-home entertainment production group, Paramount Famous Productions, develops and produces feature length prequels, sequels and remakes based on the Paramount library. It plans to develop two to three made-for-DVD movies per year, and its first DVD release, Without a Paddle: Nature’s Calling, was in January 2009.

Films produced and/or distributed by Paramount or DW Studios are licensed to pay and basic cable television, broadcast television and syndication worldwide. Paramount also licenses its brands for consumer products, themed restaurants, live stage plays, film clip licensing and theme parks. Revenues are typically derived from royalties based on the licensee’s revenues, with an advance and/or guarantee against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.

Paramount also distributes films and other content to consumers through digital platforms. This includes offering certain motion picture titles for sale and rent through third party online destinations, as well as offering motion picture images, ring tones and games for sale through Paramount’s direct mobile movie site, wap.paramount.mlogic3g.com. Paramount is expanding its presence in the games business with its 2008 acquisition of Screenlife, LLC, maker of the movie trivia game “Scene It” and other DVD games.

Motion Picture Production and Distribution

•        Theatrical Production and Distribution. The Filmed Entertainment segment produces, acquires, finances and distributes motion pictures under its well-known brands Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies, will continue to release a number of motion pictures under the DreamWorks brand, and has distribution relationships with DreamWorks Animation and Marvel. In 2008, the Filmed Entertainment segment theatrically released in domestic and/or international markets Indiana Jones and the Kingdom of the Crystal Skull, The Curious Case of Benjamin Button, Tropic Thunder, Eagle Eye, Cloverfield, The Spiderwick Chronicles and Revolutionary Road, among others, receiving 20 Academy Award® nominations. Paramount also distributed Marvel’s Iron Man and DreamWorks Animation’s Kung Fu Panda and Madagascar: Escape 2 Africa, which collectively received 3 Academy Award nominations. Its 2009 slate is expected to include Star Trek, Transformers: Revenge of the Fallen and G.I. Joe: The Rise of the Cobra, among others.

•        Paramount has an extensive library consisting of approximately 1,100 motion picture titles produced by Paramount and acquired rights to approximately 2,400 additional motion pictures and a small number of television programs. The library includes many Academy Award winners such as Titanic, Braveheart, Forrest Gump, An Inconvenient Truth, There Will Be Blood and such classics as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, as well as successful franchises such as Indiana Jones, Transformers (a sequel is expected in 2009), Star Trek (the next installment is expected in 2009), The Godfather and Mission: Impossible.

•        Home Entertainment and Digital Distribution. The Filmed Entertainment segment distributes its theatrical motion pictures, library product and non-theatrical releases on DVD, Blu-ray, video-on-demand and digital platforms such as iTunes, and Xbox Live. Key home entertainment releases in 2008 included Marvel’s Iron Man, Indiana Jones and the Kingdom of the Crystal Skull, Tropic Thunder, Eagle Eye and DreamWorks Animation’s Kung Fu Panda and Bee Movie. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central, BET, DW Funding, CBS Corporation and select PBS programs.

•        Television Licensing. Paramount licenses the films it releases to pay-per-view, pay and basic cable television, broadcast television and syndication worldwide. 2008 licenses included Transformers, DreamWorks Animation’s Shrek the Third and Bee Movie, Beowulf and Stardust, among others, for television exhibition.

Domestic and International Distribution

In domestic markets, Paramount performs its own marketing and distribution services for theatrical and home entertainment releases. In the domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States on or after January 1, 1998 have been exhibited by Showtime Networks, which is owned by CBS Corporation, for certain windows. This agreement applies to films theatrically released through December 2007. Beginning in the fall of 2009, qualifying Paramount, Paramount Vantage or Paramount Classics titles released theatrically on or after January 1, 2008, as well as titles theatrically released by MGM, United Artists and Lionsgate on or after January 1, 2009, and various other library product and television series, will be exhibited on epix, a new premium pay television channel and video-on-demand service to be launched by our joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lionsgate. Certain DreamWorks (including DW Studios) and DreamWorks Animation films are subject to a similar output arrangement under an agreement between DW Studios and Home Box Office (HBO). Paramount also distributes films domestically in the other distribution windows such as DVD, video-on-demand, basic cable and broadcast television and on various digital platforms, such as iTunes and Xbox Live.

In international markets, through 2006, Paramount, through its international affiliates, generally distributed its motion pictures for theatrical release through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. In January 2007, Paramount and Universal began theatrical self-distribution in 15 key countries that were separated from UIP’s distribution business, with each party taking over the UIP operating entity in designated countries. Paramount and Universal each had the option to continue a transitional distribution arrangement with the other party in those countries and the parties have negotiated an extension of certain of these arrangements. Paramount set up its own distribution operations in Japan and Spain in 2008, as well as in Germany in January 2009. In five territories Paramount will continue to distribute through Universal, and in two additional territories, Paramount will handle distribution of Universal’s motion pictures. The UIP joint venture continues to operate in certain other territories. These self-distribution activities represent a significant expansion of Paramount’s international presence, and it intends to continue to expand internationally through increased direct distribution and acquisition of local content.

Key Agreements

In connection with the acquisition of DreamWorks in January 2006, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to, and home video fulfillment services for, the animated films produced by DreamWorks Animation, for which Paramount receives certain fees. The output term of the agreement expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances.

Also in connection with the acquisition of DreamWorks, we acquired a live-action film library consisting of 59 films released through September 16, 2005. In May 2006, we sold a controlling interest in DW Funding, the owner of the DreamWorks live-action film library. Paramount and its international affiliates retained the exclusive distribution rights to the live-action film library for a five-year period, which is renewable under certain circumstances, for which Paramount receives distribution fees. We retained a minority equity interest in DW Funding and have certain rights and obligations to reacquire the library at the end of the five-year term.

In September 2008, Paramount and Marvel extended their distribution agreement under which Paramount distributed Marvel’s Iron Man in 2008. Under the agreement, Paramount will distribute Marvel’s next four to six self-produced feature films on a worldwide basis, including theatrical distribution in most foreign territories previously serviced by Marvel through local distribution entities, in exchange for distribution fees.

In October 2008, Viacom, Paramount, DW Studios and the DreamWorks principals Steven Spielberg, David Geffen and Stacey Snider reached an agreement for the departure of those individuals from DW Studios. Pursuant to the agreement, the DreamWorks principals’ new company acquired certain projects in development, which Paramount has the option to co-finance and co-distribute. Our subsidiary, DW Studios, retained all other projects and retains the rights to motion pictures released prior to the departure of the DreamWorks principals, other than the live-action film library owned by DW Funding. Mr. Spielberg will continue to produce the Transformers franchise for Paramount, as well as collaborate on certain other DW Studios and Paramount films.

Filmed Entertainment Competition

Our Filmed Entertainment segment competes for audiences for its motion pictures and other entertainment content with the other major studios such as Disney, Fox, Sony Pictures, Universal and Warner Bros., as well as independent film producers. Our competitive position primarily depends on the number and quality of the films produced, their distribution and marketing success, and public response. We also compete to obtain creative talent, including actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Our motion picture brands also compete with these studios and other producers of entertainment content for distribution of their products through the various distribution windows and on digital platforms.

SOCIAL RESPONSIBILITY

Viacom’s social responsibility commitment leverages the power of its brands and the strength of its audience relationships to encourage action on a variety of pro-social issues that are important to our employees, audiences, partners and shareholders alike. Our social responsibility efforts are spearheaded by our Corporate Responsibility Council, which seeks to provide company-wide guidance and support to the variety of pro-social causes supported by our brands and individual program services. Our businesses fuel social change through our foundations and individual campaigns, such as:

•	BET’s Rap-It-Up: raising AIDS/HIV awareness;

•	Comedy Central’s Address the Mess: raising awareness surrounding environmental issues;

•	MTV’s Choose or Lose and Nickelodeon’s Kids Pick the President: multiplatform initiatives to educate and engage young people about the election;

•	Think.mtv.com: a multi-media youth activism platform that houses MTV’s pro-social campaigns. On November 7, 2008, think.mtv.com won the Public and Community Service Emmy Award;

•	mtvU’s Peabody Award-winning Half of Us: encouraging public dialogue by college students on mental health issues;

•

Nickelodeon’s Worldwide Day of Play: an annual event in which Nickelodeon goes off the air for a day and hosts thousands of events internationally encouraging kids and their families to adopt healthy lifestyles;

•	Nick at Nite’s Family Table: encouraging parents and kids to share meals (TV-free) together;

•	Noggin’s Get Ready to Read: building early literacy skills in preschoolers;

•	VH1’s Save the Music Foundation: restoring instrumental music education in America’s public schools;

•	Paramount Pictures’ Neighborhood Schools Support Program: providing financial and volunteer support to community schools;

•	Paramount’s Friday Readers Program: encouraging reading through employees who read to school kids Fridays at lunch;

•	Paramount’s AIDS Walk and Feeding the Homebound Program: promoting HIV/AIDS awareness and providing meals to those affected by HIV/AIDS and other illnesses;

•	Viacom’s The Big Green Help: encouraging kids to make Earth-friendly and energy-saving choices; and

•	Viacom’s annual Viacommunity Day: employees company-wide engage in a day of public service activities.

We also believe it is important to promote socially responsible business practices both within Viacom and by our business partners. Our Global Business Practices Statement (formerly Business Conduct Statement) and Supplier Compliance Policy are posted in the “corporate governance” section of our website www.viacom.com. We also require that certain partners, such as licensees in our consumer products business, agree to a Code of Conduct as a condition to our doing business with them.

More information about our social responsibility initiatives is available at www.viacom.com “corporate responsibility.”

REGULATION

Our businesses are subject to and affected by regulations of U.S. federal, state and local governmental authorities, and our international operations are subject to laws and regulations of local countries and pan-national bodies such as the European Union. The laws, rules, regulations, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the relevant statutes, rules and regulations. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting our businesses.

Intellectual Property

We are fundamentally a content company, and the protection of our brands and entertainment content, and the laws affecting our intellectual property, are of significant importance to us. See the section entitled “Intellectual Property” below for more information on our brands.

Copyright Law and Content

In the United States, under current law, the copyright term for authored works is the life of the author plus 70 years. For works-made-for-hire, the copyright term is the shorter of 95 years from first publication or 120 years from creation.

Piracy

Unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of entertainment content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. In addition, piracy of motion pictures through unauthorized distribution on DVDs and other platforms continues to present challenges for our industry.

The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring notable online destinations that distribute our content, and participating in various industry-wide enforcement initiatives, education and public relations programs and legislative activity on a worldwide basis. One promising area of enforcement activity is to work with network operators, such as Internet service providers, to take action against users who distribute our content without authorization.

In October 2008, the Prioritizing Resources and Organization for Intellectual Property Act of 2007 (the “PRO-IP Act”) was signed into law in the United States. The PRO-IP Act increases both civil and criminal penalties for counterfeiting and piracy of intellectual property associated with works of music and film, among other things; provides enhanced resources to law enforcement agencies for enforcing intellectual property rights; criminalizes the exportation of counterfeited goods; and creates an “Intellectual Property Enforcement Representative,” a cabinet-level position appointed by the Senate responsible for issuing enforcement policy to, and coordinating the efforts of, U.S. departments and agencies and coordinating the preparation of a plan to reduce counterfeit and infringing goods in the domestic and international supply chain. We strongly support this law and believe it will aid our efforts to appropriately protect our content.

While many legal protections exist to combat piracy, laws domestically and internationally continue to evolve and it is likely that we will continue to expend substantial resources to appropriately protect our content. The repeal or weakening of laws intended to combat piracy and protect intellectual property could make it more difficult for us to adequately protect our intellectual property, negatively impacting its value and further increasing the costs of enforcing our rights.

Media Networks

Music Royalties

MTV Networks and BET Networks currently obtain content for their cable networks, websites and other properties from record labels, music publishers, independent producers and artists. We have entered into global music video licensing agreements with the major record companies and major music publishers and into global or regional license agreements with certain independent record companies. MTV Networks and BET Networks also obtain certain rights to some of their content, such as performance rights of song composers and rights to non-interactive digital transmission of recordings, pursuant to licenses from performing rights organizations such as ASCAP and BMI and through statutory compulsory licenses established by the Digital Millennium Copyright Act, as amended. The performing rights royalties payable to ASCAP and BMI are either negotiated or set by statutory Rate Courts. Royalties for the compulsory licenses are established periodically by Copyright Arbitration Royalty Panels.

Programming Distribution

Some policymakers maintain that cable television operators should be required by law to offer programming to subscribers on a network-by-network, or “à la carte,” basis or provide specific program tiers such as those providing only family appropriate programming. In 2004, the FCC’s Media Bureau released a report which concluded that à la carte regulation would tend to decrease programming diversity and would not be in consumers’ best interests; however, it released a subsequent report in 2006 that found that à la carte regulation might benefit some consumers. The issue has been a key item of interest for certain members of the FCC and it is uncertain whether it will remain an area of focus. The FCC is also currently reviewing whether companies that own multiple cable networks should be required to enter into affiliation agreements with cable television operators and other distributors on an “unbundled” or network-by-network basis and forego tiering and distribution requirements, including those contained in our existing affiliation agreements. The requirement to unbundle our program services, or a prohibition on tiering and subscriber guarantees, could reduce distribution of certain of our program services, perhaps significantly. It could also lead to reduced viewership on some or all of our networks and increased marketing expenses, negatively affecting our revenues from advertising and affiliate fees and our results of operations.

Children’s Programming

Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. Recently, some U.S. policymakers have sought limitations on food and beverage advertising during such programming. In November 2006, the UK Office of Communications (OFCOM) restricted television ads for foods and drinks high in fat, salt and sugar in and around children’s programming (children aged four to nine); an expansion of the definition of

“children” to include persons aged four to fifteen, which affects our non-children oriented channels; application to all OFCOM-licensed channels regardless of the country in which their target audience is located; and bans on celebrity and licensed character ads for certain products targeted at primary school children. Implementation of the measures commenced in March 2007 and, for dedicated children’s channels whose ability to replace lost revenues from food and drink advertisers is harder to achieve, was phased-in until January 1, 2009, when full implementation was required. OFCOM is actively monitoring the impact of the restrictions.

Various other laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online.

Indecency

Some policymakers support the extension of indecency rules applicable to over-the-air television broadcasters to cover cable and satellite programming. If such an extension occurred and was not found to be unconstitutional, our content could be subject to additional regulation. The Supreme Court has included on its docket for 2009 several indecency-related matters which may affect the law in this area.

Program Access

Under the Communications Act of 1934, vertically integrated cable programmers are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. The FCC’s “program access” rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable television operators. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator in whole or in part under the FCC’s program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. Our wholly owned program services are not currently subject to the program access rules. Our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected if we were to become subject to the program access rules.

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, video games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of ours: Viacom®, MTV Networks®, MTV: Music Television®, VH1®, CMT®: Country Music Television™, MTV Games™, Rock Band®, Harmonix®, Logo®, Nickelodeon®, Nick at Nite®, Nick Jr.®, Noggin®, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land™, MTVN International™, TMF™, VIVA™, BET Networks™, BET®, BETJ™, BET.com®, BET Mobile®, Paramount Pictures®, Paramount Vantage™, Paramount Classics™ and other domestic and international program services and digital properties. As a result, domestic and foreign laws and enforcement efforts protecting intellectual property rights are important to us, and we actively enforce our intellectual property rights against infringements.

EMPLOYEES AND LABOR MATTERS

At December 31, 2008, we employed approximately 11,500 full-time and part-time employees worldwide. We also had approximately 500 freelance employees on our payroll as of December 31, 2008, and use many other freelance and temporary employees in the ordinary course of our business.

We engage the services of writers, directors, actors and other employees who are subject to collective bargaining agreements. In 2008, we reached new three-year agreements with the Writers Guild of America, the American Federation of Television and Radio Employees (AFTRA), the International Alliance of Theatrical and Stage Employees (IATSE) and the Directors Guild of America. The collective bargaining agreement with the Screen

Actors Guild expired on June 30, 2008 and a new agreement has not yet been reached. A strike or labor dispute with the Screen Actors Guild could shut down production of feature films and television programs. Although we have taken steps to minimize the impact of a labor dispute and accelerated production of certain films and programs, an extended dispute could disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by reporting segment and geographic area for the three years ended December 31, 2008 is set forth in Note 20 to our consolidated financial statements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements, and other information with the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at www.viacom.com (under “investor relations”) as soon as reasonably practicable after the reports are filed with the SEC. These documents are also available on the SEC’s website at www.sec.gov.

On July 1, 2008, we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. We have also filed with this annual report as Exhibits 31.1 and 31.2 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Risks Related to our Business

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008, and the outlook for the economy in 2009 is uncertain. This slowing of the economy has increased unemployment and reduced the financial capacity of consumers, thereby slowing consumer spending on the products we sell and license and weakening the businesses of partners who purchase advertising on our networks and their spending on advertising generally. In addition, we depend on the financial markets for access to capital, as do our business partners such as cable and satellite operators, retailers, theater operators, games publishers and others. Limited or expensive access to capital could make it more difficult for these partners to do business with us, or to do business generally, which could adversely affect our businesses. Current conditions in the credit and equity markets, if they persist, could also increase our financing costs and limit our financial flexibility. The continuation, or worsening, of domestic and global economic conditions could continue to adversely affect our businesses and results of operations.

Our Success is Dependent upon Audience Acceptance of our Programming, Motion Pictures, Games and Other Entertainment Content, which is Difficult to Predict

The production and distribution of programming, motion pictures, games and other entertainment content are inherently risky businesses because the revenues we derive from various sources depend primarily on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. The success of our programming, motion pictures, games and other content also depends upon the quality and acceptance of competing entertainment content, including other offerings available or released into the marketplace at or near the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution, and growing competition for consumer discretionary spending, the level of which may decrease as a result of the global economic crisis, may also affect the audience for our content.

In our Media Networks business, our advertising revenues typically are a product of audience size and pricing, which reflect market conditions. In 2008, some of our program services experienced declines in audience size. Those trends could continue at those or other networks and reduce the amount of advertising revenue we receive, which could negatively affect our results of operations. In addition, the advertising industry modified the way it measures ratings in 2008 by moving to commercial ratings, which measure audience size for a commercial. Commercial ratings are measured on a “C3” basis, which counts the number of viewers that watch the commercial live or via playback during the three days following the live broadcast. In 2008, the majority of our guaranteed advertising deals were sold on the C3 metric. This is a different way of measuring viewership, and failure to attract audiences to the commercials that air during our programs may negatively impact our advertising revenue. Our advertising revenues may also fluctuate due to the ratings of our channels (including the timing and success of new programs), and are typically highest in the fourth quarter. Low audience ratings could also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential. In addition, our expenses may increase moderately as we invest in new programming, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditure.

In our Filmed Entertainment business, the theatrical performance of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as DVD and Blu-ray sales, television licenses and sales of licensed consumer products. A poor theatrical performance may also negatively affect our negotiating strength with theater chains, distributors and retailers, resulting in lower revenues and less desirable product promotion.

The accounting for the expenses we incur in connection with our programming and motion pictures requires that we make judgments about the potential success and useful life of the program or motion picture. If our estimates prove to be incorrect, we may be forced to accelerate our recognition of the expense and/or write-down the value of the asset. For example, we estimate the ultimate revenues of a motion picture before it is released based on a number of factors. Upon a film’s initial domestic theatrical release and performance, we update our estimate of ultimate revenues based on actual results. If it is not received favorably, we may reduce our estimate of ultimate revenues, thereby accelerating the amortization of capitalized film costs. Similarly, if we determine it is no longer advantageous for us to air a program on our networks, we would accelerate our amortization of the program.

Consequently, public acceptance of our programming, motion pictures, games and other entertainment content is core to our business and has the ability to affect all of our revenue streams and the timing of certain expenses. A reduction in the popularity of our content could have a significant, adverse effect on our results of operations.

We Must Respond to and Capitalize on Rapid Changes in Consumer Behavior Resulting from New Technologies and Distribution Platforms in Order to Remain Competitive and Exploit New Opportunities

Technology in the online and mobile arenas continues to evolve rapidly. We must adapt to changing consumer behavior driven by technological advances such as the direct connection of television to the Internet, high definition (Blu-ray) packaged media, video-on-demand, increased mobility of content and a desire for more short form, user-generated and interactive content. Changing consumer behavior may impact our traditional distribution methods, for example, by reducing viewership of our programming, the demand for DVD product or pay television subscriptions and/or the desire to see motion pictures in theaters. The domestic DVD market has softened recently, particularly in the second half of 2008. This trend may continue in 2009, and continued declines may adversely affect our home entertainment revenues and profitability. In addition, consumers are increasingly viewing content from the Internet on their televisions and on handheld or portable devices, and watching it on a time-delayed basis. We must continue to adapt our content to these viewership habits. Technologies which enable users to fast-forward or skip advertisements may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot adapt to the changing lifestyles and preferences of our target audiences and capitalize on technological advances with favorable business models, there could be a negative effect on our business.

Increased Costs for Programming, Motion Pictures and Other Content May Adversely Affect Our Profits

In our Media Networks segment, we have historically produced a significant amount of original programming and intend to continue to invest in this area. We also acquire programming, such as motion pictures and television series, from other television production companies and studios and pay a license fee in connection with the acquired rights. Our investments in original and acquired programming are significant, and may not be recouped when the program is broadcast or distributed, therefore leading to decreased profitability or potential write-downs.

The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which have been increasing. In particular, the “tentpole” motion pictures that we release generally have higher costs than the other films released during the year. A “tentpole” film’s underperformance theatrically can significantly affect our revenues and profitability, and negatively affect the revenues we receive from other distribution platforms.

An increase in content acquisition costs could also affect our profits. For example, we license music and music videos for exhibition on our cable networks, websites and other content outlets from record companies in exchange for cash or advertising time or for promotional consideration. We have entered into global music video licensing agreements with the major record companies and major music publishers and into global or regional license agreements with certain independent record companies. We also license various other music rights from record companies, music publishers, performing rights societies and others. There can be no assurance that we will be able to obtain license renewals or additional license agreements from these sources, or that favorable terms will be available.

Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Motion Pictures and Seasonal Factors

Our revenues and operating results fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content. For example, results may increase or decrease during a particular period due to differences in the number of films released compared to the corresponding period in the prior year. Our operating results also fluctuate due to the timing of the recognition of production and marketing expenses, which are typically largely incurred prior to the release of motion pictures and home entertainment product, with the recognition of related revenues in later periods. In addition, the success of our individual mix of titles may vary period over period, causing our operating results to fluctuate.

Our business also has experienced and is expected to continue to experience some seasonality due to, among other things, seasonal advertising patterns and seasonal influences on audiences’ viewing habits and attendance. Typically, our revenue from advertising increases in the fourth quarter due to the holiday season, among other factors, and revenue from motion pictures increases in the summer, around holidays and in the fourth quarter. The effects of these variances make it difficult to estimate future operating results based on the results of any specific quarter.

Piracy of Our Entertainment Content, Including Digital Piracy and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming and Motion Pictures and Adversely Affect Our Business and Profitability

The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company and piracy of our brands, motion pictures and DVDs, programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Piracy is particularly prevalent in many parts of the world that lack effective enforcement of copyright and technical protective measures similar to existing law in the United States. Piracy is also a challenge domestically, and the interpretation of copyright laws as applied to our content remains in flux. Piracy and other unauthorized uses of content are made easier by technological advances allowing the conversion of motion pictures, programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized reproduction, distribution or display of our content over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of entertainment content by either ignoring or interfering with the content’s security features and copyrighted status is a threat to our ability to protect our creative works and to recoup or profit from the expense incurred to create such works. Unauthorized use of our entertainment content may have an adverse effect on our business because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. These efforts to prevent the unauthorized use of our content may affect our profitability, and may not be successful in reducing piracy.

The Loss of Affiliation Agreements, or Renewal on Less Favorable Terms, Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon our affiliation agreements with cable television operators, satellite operators, mobile networks and other distributors for the distribution of our program services. We have agreements in place with the major distributors, some of which expire over the next several years and we expect to renegotiate on a rolling basis. There can be no assurance that these affiliation agreements will be renewed in the future on terms, including pricing, acceptable to us. The loss of a significant number of these arrangements or the loss of carriage on the most widely available programming tiers could reduce the distribution of our program services and decrease the potential audience for our programs, which would adversely affect our advertising and affiliate fee revenues. In addition, further consolidation among cable and satellite operators and increased vertical integration of such distributors into the cable or broadcast television businesses could adversely affect our ability to negotiate favorable terms for distribution of our program services.

Furthermore, we recently announced the creation of epix, our joint venture with MGM Studios and Lionsgate to release our motion pictures in the pay television distribution window. If epix is not successful in securing affiliate relationships and subscribers, our revenues from this distribution window could be negatively affected, and we may not be able to secure pay television distribution for our motion pictures on favorable terms with another distributor.

Our Video Game Business Has a Short Operating History and is Subject to Additional Risks

In connection with our 2006 acquisition of Harmonix, we significantly expanded our involvement in video and online games, including Rock Band. The video game industry experienced softness in 2008 which we saw reflected in our sales of these games. Our games are distributed on several platforms, and for each platform, there are a variety of controllers and packages available. Greater than anticipated returns, increases in manufacturing or distribution costs, and/or mismatches between forecasted and actual sales will have an adverse effect on the profitability of this business and affect our results of operations. Further, the video game business is generally subject to the risk of intellectual property litigation, in particular patent litigation, and there are three patent cases pending against us related to console video games. Although we believe we will prevail in these litigations, litigation is expensive and the outcome of litigation is inherently uncertain. The failure to resolve litigation on satisfactory terms could result in higher costs or the inability to sell one or more products.

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

Our Obligations Related to Guarantees and Litigation Could Adversely Impact Our Financial Condition

We have both recorded and potential liabilities and costs related to discontinued operations and former businesses, including, among other things, potential liabilities to landlords if Blockbuster Inc. should default on certain store leases or if Famous Players Inc. should default on certain theater leases. Blockbuster’s stock price has recently declined considerably and its senior debt is rated CCC by S&P and Caa2 by Moody’s. In addition, in connection with the sale of the DreamWorks live-action film library to DW Funding in 2006, we retained a 49% minority equity interest in DW Funding and guarantee certain debt of DW Funding. We are subject to a put option at the then current fair market value of DW Funding, commencing nine months prior to the fifth anniversary of the sale. We also have a corresponding call option exercisable at fair market value. To the extent the current fair value at the option closing date is insufficient to repay certain indebtedness, including any unpaid interest, of DW Funding guaranteed by us, we would be required to pay the difference. In addition, in connection with our joint ventures, we have made certain investments and have future funding obligations, which may not be recouped until well after our initial investment, if at all. We are also involved in pending and threatened litigation from time to time, the outcome of which is inherently uncertain and difficult to predict. We cannot assure you that our reserves and/or letters of credit are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these or new liabilities may affect us. Therefore, there can be no assurance that these liabilities will not have an adverse effect on our financial condition.

Risks Related to our Industry

Changes in Advertising Markets Generally Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could significantly adversely affect our revenues and operating results in any given period. Declines can be caused by the economic prospects of specific advertisers or industries, or the economy in general, causing advertisers to alter their spending priorities based on these or other factors. Recent domestic and global economic conditions have caused a weakness in advertising expenditures by companies in many sectors of the economy. Changes in the advertising industry, such as the introduction of commercial ratings in 2008, can also affect our advertising revenues.

In addition, advertising revenues may be affected by increasing competition for the leisure time of audiences, including shifts in spending toward online and mobile outlets and away from more traditional media, or toward new ways of purchasing advertising, such as through advertising exchanges. For example, we and other cable network owners may provide advertising inventory on our networks to cable television operators, satellite operators and other intermediaries who resell that inventory in competition with us.

In addition, political, social or technological change may result in a reduction of various sectors’ advertising expenditures. For example, Federal legislators and regulators could impose additional limitations on advertising to children in an effort to combat childhood obesity and unhealthy eating or for other reasons, or impose limitations on product placement and other program sponsorship arrangements. Any reduction in advertising expenditures could have an adverse effect on our revenues and results of operations.

Our Businesses Operate in Highly Competitive Industries

Participants in the cable networks, motion picture, digital and video game industries depend on consumer acceptance of content, appeal to advertisers and solid distribution relationships. Competition for viewers, advertising and distribution is intense and comes from broadcast television, cable networks, online and mobile properties, movie studios and independent film producers and distributors, local, regional and national newspapers, video gaming sites and other media that compete for audiences, and from pirated content. In particular, a portion of the advertising on websites and mobile outlets is derived from traditional cable network advertisers. In addition, our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our ability to compete successfully depends on a number of factors, including our ability to provide high quality and popular entertainment content, adapt to new technologies and distribution platforms and achieve widespread distribution. Distribution capacity may become increasingly limited as broadcasters transition to digital formats, especially if “must carry” regulations are extended to channels beyond the broadcaster’s primary channel. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and affiliate revenues. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Requirements that Cable Television Operators Offer Programming on an à la Carte or Tiered Basis May Decrease the Distribution of Program Services and Affect Our Results of Operations

Certain policymakers maintain that cable television operators should be required to offer programming to subscribers on a network-by-network, or à la carte, basis or to provide programming tiers designed specifically for certain audiences, such as family tiers. In response, certain cable television operators and other distributors have introduced tiers to their customers that may or may not include some or all of our networks. The FCC is also reviewing whether companies that own cable networks should be required to enter into affiliation agreements with cable television operators and other distributors on an “unbundled” or network-by-network basis. A purported industry class action litigation has been filed alleging damages and seeking relief related to claimed impermissible bundling of networks by cable and satellite operators, the Company and other programmers. The unbundling or tiering of our program services by cable television operators or other distributors, including a decision not to include some or all of our networks in a tier, or a requirement that we enter into affiliation agreements on a network-by-network basis, could reduce distribution of certain of our program services, perhaps significantly. It could also lead to reduced viewership on some or all of our networks and increased marketing expenses, negatively affecting our revenues from advertising and affiliate fees and our results of operations.

Changes in U.S. or Foreign Communications Laws, Laws Affecting Intellectual Property Rights or Other Regulations May Have an Adverse Effect on Our Business

The multichannel video programming and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection and consumer protection, among others. For example, various laws and regulations are intended to protect the interests of children, including limits on the amount and content of commercial material that may be shown, restrictions on children’s advertising and measures designed to protect the privacy of minors.

In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties. For example, some policymakers support the extension of indecency rules applicable to over-the-air broadcasters to cover cable and satellite programming. Other domestic and international regulators, including OFCOM in the United Kingdom, support additional limitations on food and beverage advertising to children. Our business could be affected, potentially materially, by any such new laws, regulations and policies. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices.

In addition, the repeal or weakening of laws intended to combat piracy and protect intellectual property could make it more difficult for us to adequately protect our intellectual property, negatively impacting its value and increasing the costs of enforcing our rights. Similarly, changes in regulations imposed by governments in other jurisdictions in which we, or entities in which we have an interest, operate could adversely affect our business, results of operations and ability to expand these operations beyond their current scope.

We Could Be Adversely Affected by Strikes and Other Union Activity

We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. The Screen Actors Guild collective bargaining agreement which covers actors who perform in our motion pictures and television programs expired on June 30, 2008, and a new agreement has not yet been reached. We are currently working under the terms and conditions of the expired agreement, and the Screen Actor’s Guild continues to have the option of seeking a strike authorization from its members. Such a labor dispute may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs.

Political and Economic Risks Associated with Our Businesses Could Harm Our Financial Condition

Our businesses operate and have customers worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, currency exchange controls and/or fluctuations, tariffs or other trade barriers, longer payment cycles and, in some markets, increased risk of political instability. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively which may cause results to fluctuate. Furthermore, some foreign markets where we operate may be even more adversely affected by current economic conditions than the United States. We also may incur substantial expense as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

Risks Related to Our Controlling Stockholder and Conflicts of Interest

Sales of Additional Shares of Common Stock by National Amusements Could Adversely Affect the Stock Price

National Amusements (“NAI”), through its beneficial ownership of our Class A common stock, has voting control of Viacom. NAI disclosed in October 2008 that it sold approximately $233 million in the aggregate of shares of Viacom and CBS Corporation non-voting common stock in connection with requirements under its credit facilities. NAI also announced that it was in constructive negotiations with its lenders regarding such facilities and outstanding notes. Although NAI stated in October that it did not intend to sell any additional shares, there can be no assurance that NAI at some future time will not sell additional shares of our stock, which could adversely affect our share price.

Through Its Voting Control of Viacom, NAI is in a Position to Control Actions that Require Stockholder Approval

Sumner M. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder, and Shari Redstone, the President and a director of NAI, serves as the non-executive Vice Chair of our Board of Directors. In addition, Philippe Dauman, our President and Chief Executive Officer, is a director of NAI, and George Abrams, one of our directors, is a director of NAI.

Mr. Dauman has presently recused himself from activity as an NAI board member. In addition, NAI’s board of directors has created a special committee that does not include Mr. Redstone or Mr. Dauman in order to consider issues that may be perceived to create a conflict between their responsibilities to Viacom and to NAI. Similarly, our Board of Directors has acted by independent directors when appropriate to address such issues.

Nevertheless, NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change in control. The interests of NAI may not be the same as yours, and you will be unable to affect the outcome of our corporate actions for so long as NAI retains voting control. You will be reliant on our independent directors to represent your interests.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

Both Viacom and CBS Corporation are controlled by NAI. Mr. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and the Executive Chairman and Founder of CBS Corporation. Ms. Redstone, the President and a director of NAI, serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS Corporation. Mr. Dauman and Mr. Abrams are directors of NAI, and Frederic Salerno, one of our directors, is also a director of CBS Corporation.

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

Our certificate of incorporation and the CBS Corporation certificate of incorporation both contain provisions related to corporate opportunities that may be of interest to us and to CBS Corporation. Our certificate of incorporation provides that in the event that a director, officer or controlling stockholder of ours who is also a director, officer or controlling stockholder of CBS Corporation acquires knowledge of a potential corporate opportunity for both Viacom and CBS Corporation, such director, officer or controlling stockholder may present such opportunity to us or CBS Corporation or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to us and our stockholders. In addition, our certificate of incorporation provides that we renounce any interest in any such opportunity presented to CBS Corporation and, similarly, the CBS Corporation certificate of incorporation provides that CBS Corporation renounce any interest in any such opportunity presented to us. These provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.

Our Business and Other Businesses Which Are Controlled By Sumner Redstone, Including CBS Corporation, Are and Will Continue to Be Attributable to Each Other for Certain Regulatory Purposes Which May Limit Business Opportunities or Impose Additional Costs

So long as we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, such as National Amusements, Inc. (“NAI”) and NAIRI, Inc., which are also controlled by Mr. Redstone, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us or impose additional costs.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

In addition to the properties described below, we own and lease office, studio, production and warehouse space, broadcast, antenna and satellite transmission facilities throughout the United States and around the world for our businesses. We consider our properties adequate for our present needs.

Viacom

•

Our world headquarters is located at 1515 Broadway, New York, New York, where we rent approximately 1.4 million square feet for executive, administrative and business offices for the Company and certain of our operating divisions. The lease runs through May 2015, with three renewal options based on market rates at the time of renewal for five years each thereafter.

MTV Networks

•

In addition to occupying space at 1515 Broadway in New York, MTVN occupies the following major office facilities: (a) approximately 400,000 square feet at 345 Hudson Street, New York, New York, through 2022, (b) approximately 278,000 square feet at 1540 Broadway, New York, New York, through 2021, and (c) approximately 225,000 square feet at three facilities in Santa Monica, California, under leases that expire between 2011 and 2016. MTVN’s Network Operation Center is located in Hauppauge, New York, and contains approximately 65,000 square feet of floor space on approximately 9 acres of land.

•	The Nickelodeon Animation Studio in Burbank, California, contains approximately 107,000 square feet of studio and office space, under leases that expire in 2013.

•	CMT’s headquarters are located in Nashville, Tennessee, where it occupies approximately 86,000 square feet of space for its executive, administrative and business offices and its studios.

•

Internationally, MTVN occupies (i) approximately 176,000 square feet of space in Berlin through leases expiring between 2014 and 2017, (ii) approximately 80,000 square feet of space at its owned Hawley Crescent facility in London and (iii) approximately 54,000 square feet of office space leased at 180 Oxford Street in London.

BET Networks

•

BET Networks’ headquarters at One BET Plaza in Washington, D.C. contains approximately 230,000 square feet of office and studio space, the majority of which is leased through 2013 and the balance of which is owned.

Paramount

•

Paramount owns the Paramount Pictures Studio situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1,850,000 square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities, and other ancillary uses.

•

Paramount Pictures International’s main offices are located in London, where it leases approximately 51,000 square feet of space used for executive, administrative and business offices and a cinema through 2017.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. In September 2008, the defendants’ motion to dismiss the Second Amended Complaint was denied and the lawsuit is now in discovery. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Concluded Litigation

Former Viacom and NAI, and certain of their respective present and former officers and directors, were defendants in a state law action in the Court of Chancery of Delaware relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The plaintiff’s complaint in the Delaware action was dismissed in February 2008 and its appeal was argued before the Supreme Court of Delaware, which affirmed the dismissal in January 2009. Two other lawsuits arising from the same facts as the Delaware action were dismissed in 2007 and 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	85	Executive Chairman of the Board and Founder
James W. Barge	53	Executive Vice President, Controller, Tax and Treasury
Philippe P. Dauman	54	President and Chief Executive Officer; Director
Thomas E. Dooley	52	Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer; Director
Carl D. Folta	51	Executive Vice President, Corporate Communications
Michael D. Fricklas	49	Executive Vice President, General Counsel and Secretary
DeDe Lea	44	Executive Vice President, Government Relations
Denise White	54	Executive Vice President, Human Resources and Administration

Information about each person who serves as an executive officer of our company is set forth below.

Sumner M. Redstone	Mr. Redstone is our Founder and has served as the Executive Chairman of our Board of Directors since January 1, 2006. He also serves as Executive Chairman of the Board of CBS Corporation. He was Chief Executive Officer of Former Viacom from 1996 to 2005 and Chairman of the Board of Former Viacom since 1987. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

James W. Barge	Mr. Barge has been our Executive Vice President, Tax and Treasury since January 2008 and our Controller since March 2008. Prior to joining the Company, Mr. Barge served as Senior Vice President, Controller and principal accounting officer of Time Warner Inc. since mid-2002. He previously held various financial positions with Time Warner Inc. since first joining the company in 1995. Mr. Barge is a member of the board of directors of Scholastic Corporation.

Philippe P. Dauman

Mr. Dauman has been our President and Chief Executive Officer since September 2006 and joined our Board of Directors as of January 1, 2006, having previously served as a director of Former Viacom since 1987. Prior to joining Viacom, he was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September

2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman, member of its Executive Committee and Executive Vice President, General Counsel and Secretary. Mr. Dauman is also a director of National Amusements, Inc. and of Lafarge S.A.

Thomas E. Dooley	Mr. Dooley has been our Senior Executive Vice President and Chief Administrative Officer since September 2006, our Chief Financial Officer since January 1, 2007 and joined our Board as of January 1, 2006. Prior to joining Viacom, he was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman, member of its Executive Committee, and Executive Vice President, Finance, Corporate Development and Communications. Mr. Dooley is a member of the Board of Directors of Sapphire Industrials Corp.

Carl D. Folta	Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he had served as Executive Vice President, Office of the Chairman since January 1, 2006. Previously, he was Executive Vice President, Corporate Relations of Former Viacom since November 2004, having served in various corporate relations positions since April 1994. Mr. Folta held various communications positions at Paramount Communications Inc., a predecessor, from 1984 to 1994.

Michael D. Fricklas	Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom since May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Former Viacom in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

DeDe Lea	Ms. Lea has been our Executive Vice President, Government Relations since January 1, 2006. Previously, she was Executive Vice President, Government Relations of Former Viacom since September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Denise White	Ms. White has been our Executive Vice President, Human Resources and Administration since October 2007. Previously, she was General Manager at Microsoft’s Entertainment and Devices Division, having first joined Microsoft in 1990. Prior to Microsoft, Ms. White was a human resources leader with Pan American World Airways and owned a human resources consulting firm.

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

	Sales Price
	Low	High
Class A common stock – 2008
1st Quarter	$37.18	$42.58
2nd Quarter	$30.18	$41.14
3rd Quarter	$23.66	$31.16
4th Quarter	$13.09	$25.06

Class B common stock – 2008
1st Quarter	$36.40	$42.57
2nd Quarter	$30.02	$41.10
3rd Quarter	$23.44	$31.11
4th Quarter	$11.96	$25.01

Class A common stock – 2007
1st Quarter	$38.56	$42.53
2nd Quarter	$40.08	$44.95
3rd Quarter	$37.12	$43.00
4th Quarter	$38.26	$44.83

Class B common stock – 2007
1st Quarter	$38.52	$42.51
2nd Quarter	$40.04	$44.92
3rd Quarter	$37.05	$42.98
4th Quarter	$38.23	$44.79

We do not currently anticipate paying dividends on our Class A common stock or Class B common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors that our Board of Directors deems relevant.

As of January 31, 2009, there were 2,045 record holders of our Class A common stock and 32,141 record holders of our Class B common stock.

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

The performance graph assumes $100 invested on January 1, 2006 in each of our Class A common stock, Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for each calendar quarter through the calendar year ended December 31, 2008.

Total Cumulative Stockholder Return

for the Semi-Annual Periods Ended December 31, 2008, 2007 and 2006

	1/1/2006	6/30/2006	12/31/2006	6/30/2007	12/31/2007	6/30/2008	12/31/2008
Class A Common	100.00	89.88	102.53	104.00	109.95	76.53	50.30
Class B Common	100.00	87.10	99.71	101.17	106.73	74.22	46.32
S&P 500	100.00	101.76	113.62	120.43	117.63	102.54	72.36
Peer Group	100.00	113.06	132.01	131.77	120.48	102.34	72.24

Share Repurchases

From June 23, 2007 to December 31, 2008, we repurchased shares of our Class B common stock under a $4.0 billion stock repurchase program which we announced on May 30, 2007. From January 2006 until June 22, 2007, we repurchased shares under a $3.0 billion stock repurchase program. In connection with the programs, we entered into an agreement with National Amusements Inc. (“NAI”) and NAIRI Inc. (the “NAIRI Agreement”) pursuant to which we agreed to buy from NAI and NAIRI, and they agreed to sell to us, a number of shares of our Class B common stock each month such that the ownership percentage of our Class A common stock and Class B common stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of our purchase of shares under the program. The NAIRI Agreement was terminated in October 2008. Since December 31, 2008, we have not purchased any shares under our stock repurchase program, but may resume purchases in the future based on a variety of factors.

The following table provides information about our purchases of equity securities under our $4.0 billion stock repurchase program and the NAIRI Agreement during the quarter ended December 31, 2008:

	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (dollars)	Approximate Dollar Value of Shares that May Yet be Purchased Under Program (millions)

Month ended October 31, 2008:
Open market	2,363.0	$20.09	$1,376
NAIRI (through 10/10/08)	98.3	$22.68	$1,373
Month ended November 30, 2008:
Open market	2,700.0	$16.35	$1,329
Month ended December 31, 2008:
Open market	3,300.0	$16.51	$1,275

Total	8,461.3	$17.53

Equity Compensation Plan Information

Information required by this item is contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the three years ended December 31, 2008 and the Consolidated Balance Sheet data at December 31, 2008 and 2007 should be read in conjunction with the audited financial statements and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (“MD&A”) and other financial information presented elsewhere in this annual report. 2008 results are affected by $454 million of restructuring and other charges taken in the fourth quarter of 2008, as explained more fully in the MD&A in the section entitled “Factors Affecting Comparability”. The selected Consolidated Statement of Earnings data for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheet data at December 31, 2006, 2005 and 2004 have been derived from audited financial statements not included herein.

CONSOLIDATED STATEMENT OF EARNINGS DATA

(in millions, except earnings per share amounts)

	Year Ended December 31,(1)
	2008	2007	2006	2005(2)	2004(2)

Revenues	$14,625	$13,423	$11,361	$9,520	$8,051
Operating income	$2,523	$2,936	$2,767	$2,359	$2,272
Net earnings from continuing operations	$1,233	$1,630	$1,567	$1,300	$1,386
Net earnings from continuing operations per common share:
Basic	$1.97	$2.42	$2.19	$1.73	$1.84
Diluted	$1.97	$2.41	$2.19	$1.73	$1.84
Weighted average number of common shares outstanding:
Basic	624.7	674.1	715.2	751.6	751.6
Diluted	625.4	675.6	716.2	751.6	751.6

CONSOLIDATED BALANCE SHEET DATA

(in millions)

	December 31,(1)
	2008	2007	2006	2005(2)	2004(2)

Total assets	$22,487	$22,904	$21,797	$19,116	$18,441
Total debt	$8,002	$8,246	$7,648	$5,758	$—
Total stockholders’ equity	$7,033	$7,111	$7,166	$7,788	$13,465

(1)	Discontinued operations includes settlement adjustments and the impact of businesses previously sold, including our sale of Famous Music in 2007, Former Viacom’s sale of Famous Players Inc., a Canadian-based theater chain, in 2005, and the split-off of Blockbuster Inc. in 2004. Famous Music, Famous Players and Blockbuster Inc. have been presented as discontinued operations for all periods presented.
(2)	The selected Consolidated Statement of Earnings data for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheet data at December 31, 2005 and 2004 are presented on a carve-out basis and reflect the results of operations and financial position of our businesses when they were a part of Former Viacom. The consolidated financial information as of and for the years ended December 31, 2005 and 2004 may not necessarily reflect what our results of operations and financial position would have been had we been a separate, stand-alone company. For example, the indebtedness of Former Viacom, other than capital lease obligations, was not assumed by us; therefore, debt service cost is not reflected in the Consolidated Statement of Earnings data for these periods. The Consolidated Statement of Earnings data includes allocations of Former Viacom corporate expenses and Paramount corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, as well as depreciation and amortization on allocated costs, to reflect the utilization of such shared services and assets by us. Management believes the methodologies used to allocate charges for the services described above are reasonable. The assets and liabilities of Former Viacom assigned to us pursuant to the terms of the separation are accounted for at the historical book values of such assets and liabilities.

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

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

Page
• Overview. The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations. In addition, we provide a discussion of items affecting the comparability of our financial statements.	40

• Results of Operations. The results of operations section provides an analysis of our results on a consolidated basis and our reportable operating segment results for the three years ended December 31, 2008.	43

• Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three years ended December 31, 2008 and of our outstanding debt and commitments existing at December 31, 2008.	61

• Market Risk. We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage exposure to these and other market risks.	67

• Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	68

• Recent Pronouncements. The recent pronouncements section provides a discussion of recently issued accounting pronouncements yet to be adopted, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.	73

• Other Matters. The other matters section provides a discussion of legal matters, related party transactions and provisions of the various separation related agreements still relevant as of December 31, 2008.	73

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OVERVIEW

Summary

We are a leading global entertainment content company. We engage audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands, including MTV: Music Television®, MTV2®, mtvU®, MTV Tr3s®, VH1®, VH1 Classic™, CMT®: Country Music Television™, Logo®, Rock Band®, Nickelodeon®, Nick at Nite®, Noggin®, The N®, Nicktoons®, Neopets® , COMEDY CENTRAL®, Spike TV® and TV Land™, BET®, Paramount Pictures®, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment.

Media Networks

Our Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, distributors and retailers. We create and acquire programming and other content for distribution to our audiences how and where they want to view and interact with it: on television, the Internet, mobile devices, video games and a variety of consumer products. Our leading Media Networks properties reach over 578 million households worldwide via our multiplatform properties, operating in 162 countries and territories. We have approximately 165 channels, more than 400 digital media properties and a global consumer licensing business. MTV Networks (“MTVN”) also has a growing video game business that includes the successful Rock Band® franchise and casual gaming websites such as Addictinggames.com and Shockwave.com.

Our Media Networks segment operates its program services, websites and other digital media services in the United States and abroad and generates revenues principally from three sources: (i) the sale of advertising time on our program services and digital properties, (ii) the receipt of affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include the creation and publishing of video games and other interactive products, home entertainment sales of our programming, the licensing of our content to third parties and the licensing of our brands and properties for consumer products.

Our Media Networks properties target key audiences considered particularly attractive to advertisers. The advertising industry modified the way it measures ratings in 2008 by moving to commercial ratings, which measure audience size for a commercial. Commercial ratings are measured on a “C3” basis, which counts the number of viewers that watch the commercial live or via playback during the three days following the live broadcast. In 2008, the majority of our guaranteed deals were sold on the C3 metric. We regularly evaluate the structure, content and volume of our advertising spots, and throughout 2008 took measures that resulted in improved audience retention.

In 2008, domestic and global economic conditions worsened significantly, which had a rapid, negative effect on the advertising market, weakening the businesses of partners who purchase advertising on our networks and reducing their spending on advertising generally. Current economic conditions have adversely affected our advertising revenues and such effect could continue or worsen. Our advertising revenues may also fluctuate due to the ratings of our channels (including the timing and success of new programs) and seasonal variations, typically being highest in the fourth quarter.

Some of our program services experienced ratings declines in 2008, which, coupled with economic conditions, caused our domestic advertising revenue to decline. Ratings challenges could reduce the amount of advertising revenue we receive and negatively affect our results of operations, and our expenses may increase moderately as we invest in new programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues from affiliate fees are negotiated with individual cable and satellite television operators, mobile and online networks and other distributors, generally resulting in multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of affiliate fee revenues. The amount of the fee we receive is determined in part by the number of subscribers to and success of the programming offered by our program services. We engage in negotiations with our cable and satellite affiliate partners on a rolling basis.

Our ancillary revenues are principally derived from the creation and publishing of video games, such as from sales of the Rock Band franchise, Guitar Hero royalties and other interactive products, sales of home entertainment products such as DVDs, content licensing and licensing for consumer products, including licensing of popular characters from our programs such as those featured in SpongeBob SquarePants, The Backyardigans, Dora the Explorer, Neopets and South Park in connection with merchandising, video games and publishing worldwide.

Media Networks segment revenue growth depends on the continued increase of advertising revenues and affiliate fees through our efforts to expand and enhance our brands worldwide with hit programming, new channels and other forms of entertainment and, in part, by the increased availability of our content on various distribution platforms. We continue to invest organically and through select acquisitions and investments in digital media and other assets that are attractive to our consumers and we seek to increase our revenues by expanding our audiences and strengthening our relationships with our advertising, cable, satellite, mobile and online partners to serve those audiences. Growth also depends on the continued success and expansion of our Rock Band franchise and other games that we develop, as well as continued demand for our brands in the home entertainment, television licensing and consumer products marketplaces.

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of video games and home entertainment products, and consumer products licensing and participation fees. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Filmed Entertainment

The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films, and Nickelodeon Movies brands. In addition, we will continue to release a number of pictures under the DreamWorks brand. We also acquire films for distribution and have distribution relationships with DreamWorks Animation SKG, Inc., MVL Productions LLC (“Marvel”), and DW Funding LLC, the owner of the DreamWorks live-action film library. In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically in the U.S. and internationally, followed by their release on DVDs, video-on-demand, pay and basic cable television, broadcast television and syndicated television (the “distribution windows”), digital media outlets, and, in some cases, other exhibitors such as airlines and hotels. Paramount has an extensive library consisting of approximately 1,100 motion picture titles produced by Paramount and acquired rights to approximately 2,400 additional motion pictures and a small number of television programs.

In 2008, the Filmed Entertainment segment theatrically released in domestic and/or international markets Indiana Jones and the Kingdom of the Crystal Skull, The Curious Case of Benjamin Button, Tropic Thunder, Eagle Eye, Cloverfield, The Spiderwick Chronicles and Revolutionary Road, among others. Paramount also distributed Marvel’s Iron Man and DreamWorks Animation’s Kung Fu Panda and Madagascar: Escape 2 Africa.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

In connection with the acquisition of DreamWorks in January 2006, we acquired a live-action film library (the “live-action library”) consisting of 59 films released through September 16, 2005. In May 2006, we sold a controlling interest in DW Funding and entered into an agreement for the exclusive distribution rights to the library for a five-year period, renewable under certain circumstances, for which Paramount receives distribution fees. We retained a minority interest in DW Funding and have certain rights and obligations to reacquire the library at the end of the five-year term. Paramount also has distribution agreements with third parties, including a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation (the “DWA agreements”), for which Paramount receives certain fees. The output term of the agreement expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. In October 2008, Viacom, Paramount, DW Studios L.L.C. (formerly, DreamWorks L.L.C.) and the DreamWorks principals Steven Spielberg, David Geffen and Stacey Snider reached an agreement for the departure of those individuals from DW Studios. Pursuant to the agreement, the DreamWorks principals’ new company acquired certain projects in development, which Paramount has the option to co-finance and co-distribute. Our subsidiary, DW Studios, retained all other projects and retains the rights to motion pictures released prior to the departure of the DreamWorks principals, other than the live-action library owned by DW Funding.

In September 2008, Paramount and Marvel extended their distribution agreement under which Paramount distributed Marvel’s Iron Man in 2008. Under the agreement, Paramount will distribute Marvel’s next four to six self-produced feature films on a worldwide basis, including theatrical distribution in most foreign territories previously serviced by Marvel through local distribution entities, in exchange for distribution fees.

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release of motion pictures, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion pictures we release theatrically and certain other programming, including products we distribute on behalf of third parties such as CBS Corporation and (iii) license fees paid worldwide by third parties for exhibition rights on various media.

Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the fourth quarter. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Paramount’s home entertainment group is responsible for the worldwide sales, marketing and distribution of DVDs for films distributed by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties, including CBS Corporation. The domestic DVD market has softened recently, particularly in the second half of 2008. This trend may continue in 2009, and continued declines may adversely affect our home entertainment revenues and profitability. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of content on digital platforms.

In choosing films to produce, we aim to create a carefully balanced film slate that represents a variety of genres, styles, and levels of investment—with the goal of creating entertainment for both niche audiences and worldwide appeal. In October 2008, Paramount announced that it would rationalize its film slate in order to compete more effectively. Beginning in 2009, we expect that the Filmed Entertainment segment will release up to 20 films per year domestically including approximately 16 films produced or acquired by Paramount or DW Studios and two to four films produced by DreamWorks Animation and Marvel. Paramount is also focused on continuing to improve market position and profitability through the development of franchise films, the expansion of film acquisition and production operations internationally, and the diversification of revenue streams, such as making library product available online to own or rent.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment segment expenses consist of operating expenses, SG&A and depreciation and amortization. Operating expenses principally include the amortization of production costs of our released feature films (including participations accrued under our third-party distribution arrangements), print and advertising expenses and other distribution costs. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other exhibition windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release, if at all. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. Historically, we have entered into film financing arrangements under which third parties participate in the financing of the production costs of a film or slate of films typically in exchange for a partial copyright interest. We also have agreements with third parties, including other studios, to co-finance certain of our motion pictures.

Competition

All of our businesses operate in highly competitive industries. Our Media Networks businesses generally compete with other widely distributed cable networks, the broadcast television networks and digital properties for advertising revenue, audience share and, in the case of cable networks, affiliate fees. Our Filmed Entertainment businesses generally compete for audiences with other major motion picture studios such as Disney, Fox, Sony Pictures, Universal and Warner Bros., as well as independent film producers. Competition from these sources, other entertainment offerings and/or for audience leisure time generally may affect revenues, particularly in an economic recession.

The Separation from CBS Corporation

On December 31, 2005, we became a stand-alone public company in connection with our separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation. In accordance with the terms of the Separation Agreement, as more fully described below, in December 2005 we paid a preliminary special dividend to Former Viacom of $5.400 billion. In 2006 and 2007, we made further payments of $206 million and $170 million, respectively, to CBS Corporation in final resolution of the adjustments.

RESULTS OF OPERATIONS

Factors Affecting Comparability

The consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect our results of operations, financial position and cash flows reported in accordance with U.S. generally accepted accounting principles. Results for the aforementioned periods, as further discussed below, have been affected by certain items which affect comparability between periods.

Restructuring and Other Charges

To better align our organization and cost structure with current economic conditions, we undertook a strategic review of our businesses in the fourth quarter of 2008 which resulted in an aggregate of $454 million of restructuring and other charges. In addition to broad adverse economic conditions, the fourth quarter strategic review considered the emergence of sustained softness in the advertising market and ratings issues at certain channels in the Media Networks segment, and the Filmed Entertainment segment’s decision to reduce its future film slate. As a result of these initiatives we expect to save approximately $200 million in 2009.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The December 2008 restructuring plan included workforce reductions of 890 positions across our domestic and international operations and resulted in an associated restructuring charge of $103 million. The charge includes $80 million for severance, principally consisting of one-time benefits for terminated employees, and $23 million related to lease termination costs. The plan was substantially completed in 2008 and is expected to involve cash payments of approximately $92 million, a majority of which is expected to be paid in the first half of 2009.

In conjunction with the strategic review, we also assessed the effectiveness of our programming and motion pictures not yet released. As a result of the assessment, the Media Networks segment recorded a charge of $286 million principally related to management’s decision to cease use of certain acquired and original programming which was no longer achieving desired audience levels and/or branding objectives. The charge reflects the acceleration of amortization of such programming into the fourth quarter consistent with the decision to discontinue airing of the respective programs subsequent to the fourth quarter of 2008. The Filmed Entertainment segment recorded a charge of $19 million primarily related to pre-release write downs related to certain completed but not yet released films produced under the Paramount Vantage label. As a result of the restructuring, management changed its release strategy for these films, resulting in future revenue estimates falling below their cost.

In addition to the above, $32 million of impairment charges were taken related primarily to finite-lived broadcast licenses in the Media Networks segment. One of the licenses was abandoned due to a change in strategy of distribution in a foreign territory and others became impaired due to a sustained deterioration in the advertising markets that supported the broadcast licenses. The Filmed Entertainment segment also incurred $14 million of charges principally related to the abandonment of certain film development rights.

The following table presents the components of the 2008 restructuring and other charges by segment:

2008 Restructuring and Other Charges (in millions)	Media Networks	Filmed Entertainment	Corporate	Total

Severance and lease termination costs	$ 71	$29	$ 3	$103
Programming and film inventory	286	19	—	305
Asset impairments and other	32	14	—	46

Total	$389	$62	$ 3	$454

The components of the 2008 restructuring and other charges are included in the Consolidated Statement of Earnings as follows:

2008 Restructuring and Other Charges (in millions)	Operating	Selling, General and Administrative	Depreciation and Amortization	Total

Severance and lease termination costs	$ —	$94	$ 9	$103
Programming and film inventory	305	—	—	305
Asset impairments and other	14	—	32	46

Total	$319	$94	$41	$454

In addition, we recorded $77 million and $98 million of restructuring charges in 2007 and 2006, respectively. See Note 15 to our Consolidated Financial Statements for additional information regarding these actions.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Discontinued Operations

In 2008, discontinued operations, net of tax, principally reflects settlement adjustments to businesses previously sold. Discontinued operations in 2007 primarily reflects the $192 million gain on the sale of Famous Music in July 2007 and its net operating results prior to the sale.

2008 vs. 2007

Our summary consolidated results of operations are presented below for the years ended December 31, 2008 and 2007.

Consolidated Results of Operations

	Year Ended December 31,		Better/(Worse)
(in millions)	2008	2007	$	%

Revenues	$14,625	$13,423	$ 1,202	9%
Expenses:
Operating	8,787	7,431	(1,356)	(18)
Selling, general and administrative	2,910	2,663	(247)	(9)
Depreciation and amortization	405	393	(12)	(3)

Total expenses	12,102	10,487	(1,615)	(15)
Operating income	2,523	2,936	(413)	(14)
Interest expense, net	(482)	(464)	(18)	(4)
Gain on sale of equity investment	—	151	(151)	NM
Equity in (losses) earnings of investee companies	(74)	—	(74)	NM
Other items, net	(112)	(43)	(69)	NM

Earnings from continuing operations	1,855	2,580	(725)	(28)
Provision for income taxes	(605)	(929)	324	35
Minority interest, net of tax	(17)	(21)	4	19

Net earnings from continuing operations	1,233	1,630	(397)	(24)
Discontinued operations, net of tax	18	208	(190)	(91)

Net earnings	$ 1,251	$ 1,838	$ (587)	(32)%

NM	= not meaningful

Revenues

Revenues for the year ended December 31, 2008 increased $1.202 billion, or 9%, to $14.625 billion. The increase in revenues is primarily driven by a $518 million increase in feature film revenues due to the mix of films released in the current year, as well as revenues recognized in connection with third-party distribution arrangements, a $381 million increase in ancillary revenues related to a full year of sales of the Rock Band video game series and a $281 million increase in affiliate revenues due to rate and subscriber increases. Advertising revenue growth, particularly domestically, was affected by softness in the overall advertising market as well as ratings challenges at certain of our channels.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following table presents our revenues by component:

Revenues by Component (in millions)	Year Ended December 31,		Better/(Worse)
	2008	2007	$	%

Advertising	$ 4,722	$ 4,690	$ 32	1%
Feature film	5,771	5,253	518	10
Affiliate fees	2,620	2,339	281	12
Ancillary	1,676	1,295	381	29
Eliminations(1)	(164)	(154)	(10)	NM

Total revenues by component	$14,625	$13,423	$1,202	9%

NM = not meaningful

(1)	Eliminations of $118 million, $38 million and $8 million in 2008 relate to advertising sales, feature film and ancillary revenues, respectively, and eliminations of $92 million, $48 million and $14 million in 2007 related to advertising sales, feature film and ancillary revenues, respectively.

We generated 29% of our total consolidated revenues from international markets in 2008 as compared to 27% in 2007. Our principal international businesses are in Europe, of which the United Kingdom and Germany together accounted for approximately 48% and 49% of total European revenues for the years ended December 31, 2008 and 2007, respectively. The following table presents our revenues by geographic area in both total dollar values and as a percentage of total revenues:

Revenues by Geographic Area (in millions)	Year Ended December 31,		Percent of Total Revenues
	2008	2007	2008	2007

United States	$10,371	$ 9,743	71%	73%
Europe	2,728	2,319	19	17
All other	1,526	1,361	10	10

Total revenues by geographic area	$14,625	$13,423	100%	100%

Expenses and Operating Income

Operating Expenses

In 2008, operating expenses increased $1.356 billion, or 18%, to $8.787 billion. Production and programming expenditures increased $880 million, or 20%, to $5.385 billion, including $319 million, or 7 percentage points, related to the restructuring and other charges. The remaining $561 million increase was principally driven by higher participation costs, principally related to Marvel’s Iron Man and our new home entertainment distribution arrangement with CBS Corporation, feature film amortization due to the mix of film releases, and higher costs related to acquired and original programming. Distribution and other costs increased $476 million, or 16%, to $3.402 billion, principally due to higher costs associated with Rock Band and increased expenses related to our third-party distribution arrangements. For films we distribute on behalf of Marvel, DreamWorks Animation and DW Funding, we expense print and advertising costs as incurred and typically recover such costs following the theatrical release. We also record gross revenue and expenses as principal in these arrangements and in our home entertainment distribution arrangement with CBS Corporation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $247 million, or 9%, to $2.910 billion in 2008, which includes $94 million related to the restructuring and other charges. SG&A for the year ended December 31, 2007 includes $77 million of restructuring costs in the Media Networks segment for international and domestic operations. The net impact of these charges was a $17 million increase in SG&A, or 1 percentage point on reported growth. The remaining increase of $230 million was primarily related to higher employee compensation expense, marketing costs, technology costs and research and professional services.

Depreciation and Amortization

Depreciation and amortization expense increased $12 million, or 3%, in 2008, including $41 million related to the restructuring and other charges. These charges and increased depreciation due to higher capital expenditures were partially offset by lower intangible asset amortization in the Media Networks segment resulting from certain subscriber agreements that were fully amortized in 2007.

Operating Income

Operating income decreased $413 million, or 14%, to $2.523 billion in 2008. In the current year, we recorded $454 million related to the restructuring and other charges. Media Networks recorded $77 million of restructuring costs in 2007. The net impact of these charges was a $377 million, or 13-percentage point impact on reported operating income. The remaining $36 million decrease reflects modest decreases at the Media Networks and Filmed Entertainment segments and a $15 million, or 7%, increase in corporate expenses, including increased litigation-related costs and $3 million related to the restructuring and other charges.

Interest Expense, Net

Interest expense, net includes costs related to our debt, capital lease and other obligations. In 2008, interest expense, net increased $18 million from 2007 due to higher average debt outstanding partially offset by a lower average interest rate on our mix of obligations, which was driven by lower rates on our variable rate debt.

Gain on Sale of Equity Investment

In 2007, we sold MTV Networks’ investment in Russia for $191 million and recognized a pre-tax gain on the sale of $151 million.

Equity in (Losses) Earnings of Investee Companies

Equity in losses of investee companies was $74 million in 2008. The equity losses are primarily due to our share of the losses associated with our investments in Rhapsody America, which was acquired in the third quarter of 2007, and a digital satellite T.V. distributor in the Middle East. In 2009, we expect equity losses to increase primarily related to our investment in Viacom 18.

Other Items, Net

Other items, net reflects expenses of $112 million in 2008, compared with $43 million in 2007. The $69 million increase in expenses is principally due to an increase of $92 million in net foreign exchange losses in the current year due to the strengthening of the U.S. Dollar partially offset by $21 million of lower costs associated with our receivables securitization programs resulting from lower interest rates and a $9 million decrease in non-cash investment impairment charges in the current year.

Provision for Income Taxes

In 2008, the provision for income tax was $605 million. The effective income tax rate was 32.6%, as compared to 36.0% in 2007. The reduction in the effective tax rate in 2008 is principally due to discrete tax benefits of $55 million, partially offset by incremental taxes on our restructuring and other charges, for a net 2.8 percentage- point impact, recognized in 2008, compared with net discrete tax benefits of $15 million, or 0.6 percentage

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

points, in 2007. The discrete tax benefits in both years were principally due to reserve releases resulting from effectively settled audits. The reduction in the effective tax rate in 2008 was also favorably impacted by income tax benefits associated with a greater mix of earnings in international markets where tax rates are lower than the U.S. statutory tax rate.

Minority Interest, Net of Tax

Minority interest expense, net of tax, which represents ownership held by third parties of certain consolidated entities, was $17 million and $21 million for 2008 and 2007, respectively.

Net Earnings from Continuing Operations

Net earnings from continuing operations decreased $397 million, or 24%, principally due to the 14% decrease in operating income, combined with the absence of the $151 million pre-tax gain on the 2007 sale of MTV Networks’ investment in Russia, the $74 million increase in equity losses from investee companies, and the $69 million increase in other expenses driven by the $92 million increase in net foreign exchange losses, partially offset by the reduction in the effective tax rate.

Discontinued Operations, Net of Tax

In 2008, discontinued operations, net of tax, principally reflects settlement adjustments to businesses previously sold. Discontinued operations in 2007 primarily reflects the $192 million gain on the sale of Famous Music in July 2007 and its net operating results prior to the sale.

Net Earnings

Net earnings decreased $587 million, or 32%, principally due to the $397 million decrease in net earnings from continuing operations and the absence of the $192 million gain on the 2007 sale of Famous Music.

Segment Results of Operations

Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Media Networks

	Year Ended December 31,		Better/(Worse)
(in millions)	2008	2007	$	%

Revenues by Component
Advertising	$4,722	$4,690	$ 32	1%
Affiliate fees	2,620	2,339	281	12
Ancillary	1,414	1,072	342	32

Total revenues by component	$8,756	$8,101	$ 655	8%

Expenses
Operating	$3,576	$2,763	$(813)	(29)%
Selling, general and administrative	2,177	2,014	(163)	(8)
Depreciation and amortization	274	276	2	1

Total expenses	$6,027	$5,053	$(974)	(19)%

Operating income	$2,729	$3,048	$(319)	(10)%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Worldwide revenues increased $655 million, or 8%, in 2008 to $8.756 billion, primarily due to sales of the Rock Band video game series and rate and subscriber increases in affiliate fees. Domestic revenues increased to $7.292 billion in 2008 from $6.852 billion in 2007, an increase of $440 million, or 6%. International revenues increased to $1.464 billion in 2008 from $1.249 billion in 2007, an increase of $215 million, or 17%.

Advertising

In 2008, worldwide advertising revenues increased $32 million, or 1%, to $4.722 billion. Domestic advertising revenue decreased $3 million, essentially flat year-over-year. During 2008, we experienced softness in the overall advertising market, particularly in the second half of the year, as well as ratings challenges at certain channels. International advertising revenues increased $35 million, or 6%, reflecting growth across Europe. Foreign exchange and the contribution of our India operations to a joint venture negatively impacted reported international growth by 1-percentage point and 3-percentage points, respectively. In light of the uncertainties surrounding the current downturn in global economic conditions, we anticipate that such economic conditions may continue to put pressure on advertising growth rates domestically and internationally.

Affiliate Fees

Worldwide affiliate fees increased $281 million, or 12%, to $2.620 billion in 2008. Domestic affiliate growth increased 12% principally due to rate and subscriber increases across core channels, an increase in subscribers for digital channels and increased mobile affiliate revenues. International affiliate fees increased 11% principally driven by new contracts and subscriber growth across Europe and Latin America, partially offset by rate and subscriber decreases in the UK.

Ancillary

Worldwide ancillary revenues increased $342 million, or 32%, to $1.414 billion in 2008. Domestic ancillary revenues were up 26%, primarily driven by a full year of sales of Rock Band, including the domestic release of Rock Band 2, partially offset by revenue declines from home entertainment, consumer products and Guitar Hero royalties. International ancillary revenues increased 50% principally due to international sales of Rock Band and television licensing fees.

Expenses and Operating Income

Media Networks segment expenses increased $974 million, or 19%, to $6.027 billion in 2008. Included in 2008 expenses is $389 million related to the restructuring and other charges as further described above. Expenses in 2007 included restructuring charges of $77 million. The net impact of restructuring and other charges is a $312 million increase in expenses, or 6 percentage points. The remaining increase of $662 million was primarily due to Rock Band’s higher manufacturing costs, software amortization, marketing costs, royalty costs and participations, as well as amortization of programming costs and higher employee compensation expense.

Operating Expenses

Operating expenses increased $813 million, or 29%, to $3.576 billion in 2008. Production and programming costs increased $453 million, or 21%, primarily related to acquired and original programming amortization. 2008 production and programming costs included $286 million, or 13 percentage points, attributable to the restructuring and other charges. The remaining $167 million, or 8 percentage points, reflects increased programming investment, principally in acquired programming. Distribution and other expenses increased $360 million, principally for manufacturing costs, software amortization, and royalty and participations costs related to Rock Band, including costs associated with the launch of Rock Band 2.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

SG&A increased $163 million, or 8%, to $2.177 billion in 2008, including $65 million of costs related to the restructuring and other charges. 2007 included $77 million of restructuring costs. The net impact of these charges was a $12 million favorable variance, which was more than offset by higher marketing costs, employee compensation expense, technology costs and research and professional services.

Depreciation and Amortization

Depreciation and amortization decreased $2 million in 2008. 2008 includes $38 million related to the restructuring and other charges, which was more than offset by the lower amortization of intangible assets, as certain subscriber agreements were fully amortized in 2007, and lower capital lease depreciation expense resulting from transponder lease expirations.

Operating Income

Operating income decreased $319 million, or 10%, to $2.729 billion in 2008, principally due to the net $312 million impact of restructuring and other charges. The remaining $7 million decrease reflects operating income from strong affiliate fee growth which was more than offset by the impact of the advertising revenue softness and losses associated with Rock Band.

Filmed Entertainment

	Year Ended December 31,		Better/(Worse)
(in millions)	2008	2007	$	%

Revenues by Component
Theatrical	$1,714	$1,466	$ 248	17%
Home entertainment	2,724	2,493	231	9
Television license fees	1,333	1,294	39	3
Ancillary	262	223	39	17

Total revenues by component	$6,033	$5,476	$ 557	10%

Expenses
Operating	$5,377	$4,826	$(551)	(11)%
Selling, general & administrative	522	448	(74)	(17)
Depreciation & amortization	108	99	(9)	(9)

Total expenses	$6,007	$5,373	$(634)	(12)%

Operating income	$ 26	$ 103	$ (77)	(75)%

Revenues

Worldwide revenues increased $557 million, or 10%, to $6.033 billion in 2008. The increase is primarily due to growth in theatrical revenues reflecting the mix of our current year film slate and in home entertainment third-party distribution revenues, including our new CBS distribution agreement. Domestic revenues increased to $3.242 billion in 2008 from $3.045 billion in 2007, an increase of $197 million, or 6%. International revenues increased to $2.791 billion in 2008 from $2.431 billion in 2007, an increase of $360 million, or 15%.

Theatrical

Worldwide theatrical revenues increased $248 million, or 17%, to $1.714 billion for the year ended December 31, 2008. Domestic theatrical revenues increased $66 million primarily due to the mix of films released in the current year, including Indiana Jones and the Kingdom of the Crystal Skull, Marvel’s Iron Man, and DreamWorks Animation’s Kung Fu Panda and Madagascar 2: Escape to Africa, compared with DreamWorks Animation’s Shrek the Third and

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Bee Movie and our release of Transformers in the prior year. Iron Man was the first Marvel film that we distributed. International theatrical revenues increased $182 million also driven primarily by the mix of films released in the current year compared to the prior period.

The table below lists theatrical releases by title, by year, and sorted by release date, for the years ended December 31, 2008 and 2007.

2008	2007

First Quarter Releases

Cloverfield (Jan)	Freedom Writers (Jan)
How She Move (Jan)	Norbit (Feb)
Strange Wilderness (Feb)	Reno 911: Miami (Feb)
The Eye (Feb)	Black Snake Moan (Mar)
The Spiderwick Chronicles (Feb)	Zodiac (Mar)
Drillbit Taylor (Mar)	Shooter (Mar)
Stop Loss (Mar)	Blades of Glory (Mar)

Second Quarter Releases

Shine A Light (Apr)	Disturbia (Apr)
The Ruins (Apr)	Year of the Dog (Apr)
Son of Rambow (May)	Next (Apr)
Indiana Jones and the Kingdom of the Crystal Skull (May)	A Mighty Heart (Jun)
Foot Fist Way (May)
Love Guru (Jun)

Third Quarter Releases

American Teen (Jul)	Transformers (Jul)
Tropic Thunder (Aug)	An Arctic Tale (Jul)
Ghost Town (Sep)	Hot Rod (Aug)
The Duchess (Sep)	Stardust (Aug)
Eagle Eye (Sep)	Into the Wild (Sep)

Fourth Quarter Releases

The Curious Case of Benjamin Button (Dec)	The Heartbreak Kid (Oct)
Revolutionary Road (Dec)	Things We Lost in the Fire (Oct)
Defiance (Dec)	Beowulf (Nov)
Margot at the Wedding (Nov)
Kite Runner (Dec)
Sweeney Todd: The Demon Barber of Fleet Street (Dec)
There Will Be Blood (Dec)
No Country for Old Men (Dec)

DreamWorks Animation Releases

Kung Fu Panda (Jun)	Shrek the Third (May)
Madagascar 2: Escape to Africa (Nov)	Bee Movie (Nov)

Marvel Entertainment Releases

Iron Man (May)

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Home Entertainment

Worldwide home entertainment revenues increased $231 million, or 9%, to $2.724 billion in 2008. Domestic home entertainment revenues increased $164 million due to higher third-party distribution revenues, including our new CBS distribution agreement for which we record gross revenues and expenses as principal in the arrangement, and the release of Iron Man, for which there was no comparable title in the prior year. These increases were partially offset by a decrease in revenues from other titles relative to the prior year. Other titles released in 2008 included Kung Fu Panda and Indiana Jones and the Kingdom of the Crystal Skull, compared with Transformers and Shrek the Third released in 2007. International home entertainment revenues increased $67 million, also driven primarily by the increase in third-party distribution revenues, including from the release of Iron Man, partially offset by a decrease in revenues from other titles relative to the prior year. The domestic DVD market has softened recently, particularly in the second half of 2008. This trend may continue in 2009, which may adversely affect our home entertainment revenues and profitability.

Television License Fees

Worldwide television license fees increased $39 million, or 3%, to $1.333 billion in 2008. The increase was primarily due to an increase in international markets driven by pay television and syndicated television partially offset by decreases in domestic pay and broadcast television due to the mix of available titles.

Ancillary

Ancillary revenues for the year ended December 31, 2008 increased $39 million principally driven by higher digital revenues and licensing and merchandising revenues, primarily in connection with Transformers.

Expenses and Operating Income

Filmed Entertainment segment expenses increased $634 million, or 12%, to $6.007 billion for the year ended December 31, 2008. The increase in expenses primarily reflects higher feature film participation costs, principally due to Iron Man, film amortization due to the mix of film releases, print and advertising expenses related to our third-party distribution arrangements, and the impact of the restructuring and other charges as further described above.

Operating Expenses

Year-over-year operating expenses are impacted by the mix of film releases during a particular year. Operating expenses increased $551 million, or 11%, to $5.377 billion in 2008 including $33 million, or 1 percentage point, related to the restructuring and other charges. The remaining increase is attributable to a $409 million, or 17%, increase in feature film costs, principally participations related to Iron Man and film amortization, as well as a $109 million, or 4%, increase in distribution and other costs, principally related to third-party distribution arrangements.

Selling, General and Administrative Expenses

SG&A increased $74 million, or 17%, to $522 million in 2008 including $29 million, or 6 percentage points, of severance and other costs related to the restructuring and other charges. The remaining increase is principally due to higher employee compensation.

Depreciation and Amortization Expense

Depreciation and amortization increased by $9 million in 2008 due to additional capital expenditures.

Operating Income

Operating income decreased $77 million, or 75%, to $26 million in 2008. This decline was driven by $62 million related to the restructuring and other charges and decreased home entertainment catalog performance.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

2007 vs. 2006

Our summary consolidated results of operations are presented below for the years ended December 31, 2007 and 2006.

Consolidated Results of Operations

	Year Ended December 31,		Better/(Worse)
(in millions)	2007	2006	$	%
Revenues	$13,423	$11,361	$ 2,062	18%
Expenses:
Operating	7,431	5,963	(1,468)	(25)
Selling, general and administrative	2,663	2,266	(397)	(18)
Depreciation and amortization	393	365	(28)	(8)

Total expenses	10,487	8,594	(1,893)	(22)
Operating income	2,936	2,767	169	6
Interest expense, net	(464)	(442)	(22)	(5)
Gain on sale of equity investment	151	—	151	NM
Equity in earnings of investee companies	—	10	(10)	NM
Other items, net	(43)	(14)	(29)	NM

Earnings from continuing operations	2,580	2,321	259	11
Provision for income taxes	(929)	(740)	(189)	(26)
Minority interest, net of tax	(21)	(14)	(7)	(50)

Net earnings from continuing operations	1,630	1,567	63	4
Discontinued operations, net of tax	208	25	183	NM

Net earnings	$ 1,838	$ 1,592	$ 246	15%

NM = not meaningful

Revenues

Revenues in 2007 increased $2.062 billion, or 18%, to $13.423 billion. Media Networks segment revenues increased $860 million, or 12%, to $8.101 billion. Net acquisitions (defined as acquisitions net of dispositions) in our Media Networks segment contributed net incremental revenues of $92 million. A detailed description of the 2006 and 2007 transactions included in net acquisitions is contained in the Media Networks segment section. Filmed Entertainment segment revenues increased $1.202 billion, or 28%, to $5.476 billion, including $101 million in incremental revenues for the month of January 2007 from the acquisition of DreamWorks, which closed on January 31, 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables present our revenues by component in both total dollar values and as a percentage of total revenues:

Revenues by Component (in millions)	Year Ended December 31,		Better/(Worse)
	2007	2006	$	%

Advertising	$ 4,690	$ 4,346	$ 344	8%
Feature film	5,253	4,104	1,149	28
Affiliate fees	2,339	2,050	289	14
Ancillary	1,295	1,015	280	28
Eliminations(1)	(154)	(154)	—	NM

Total revenues by component	$13,423	$11,361	$2,062	18%

(1)	Eliminations of $92 million, $48 million and $14 million in 2007 related to advertising sales, feature film and ancillary revenues, respectively and eliminations of $74 million, $51 million and $29 million in 2006 related to advertising sales, feature film and ancillary revenues, respectively.

We generated 27% of our total consolidated revenues from international markets in 2007 as compared to 24% in 2006. International net acquisitions by the Media Networks segment contributed $5 million and $77 million of incremental revenue during 2007 and 2006, respectively, principally in Europe. Our principal international businesses are in Europe, of which the United Kingdom and Germany accounted for approximately 49% and 54% of total European revenues in 2007 and 2006, respectively.

Revenues by Geographic Area (in millions)	Year Ended December 31,		Percent of Total
	2007	2006	2007	2006

United States	$ 9,743	$ 8,641	73%	76%
Europe	2,319	1,700	17	15
All other	1,361	1,020	10	9

Total revenues by geographic area	$13,423	$11,361	100%	100%

Expenses and Operating Income

Operating Expenses

In 2007, operating expenses increased $1.468 billion, or 25%, to $7.431 billion. Production and programming expenditures increased $609 million, or 16%, to $4.505 billion principally driven by increased film amortization in our Filmed Entertainment segment. The increase in feature film amortization was primarily attributable to the release of Shrek the Third and Transformers and the number and timing of other theatrical releases. Programming costs, the largest operating expense of our Media Networks segment, also increased, primarily as a result of continued investment in original and acquired programming. Distribution and other expenses increased $859 million, or 42%, to $2.926 billion, primarily due to higher print and advertising expenditures in our Filmed Entertainment segment reflecting the increased number of theatrical and home entertainment releases during the year, including Shrek the Third and Transformers, and timing of those releases. In addition, a full year of operating activity from DreamWorks and the related distribution activities for DreamWorks Animation and DW Funding added to distribution expenses for the period. Increased distribution expenses in our Media Networks segment reflect costs associated with the release of Rock Band and increased home entertainment distribution costs.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative Expenses

SG&A expenses were up $397 million, or 18%, to $2.663 billion in 2007 primarily due to higher employee compensation expense, including cash and equity-based incentive compensation, the full year impact of net acquisitions, the impact of foreign exchange, increased legal fees and bad debt expenses, and costs associated with new business initiatives. Incremental restructuring charges of $62 million related to restructuring actions at MTVN were substantially offset by the impact of the $73 million net compensation charge taken in 2006 in connection with executive management changes.

Depreciation and Amortization

Depreciation and amortization expense increased $28 million, or 8%, in 2007 principally as a result of an increase in depreciation on current-year fixed asset additions. Additionally, we experienced an increase in intangible asset amortization expense resulting from a full year of amortization on 2006 acquisitions, particularly DreamWorks by the Filmed Entertainment segment.

Operating Income

Operating income increased $169 million, or 6%, in 2007 to $2.936 billion. Media Networks operating income increased 5% or $144 million with the 12% increase in revenues partially offset by a 17% growth in expenses, principally compensation-related costs, including restructuring charges of $77 million in 2007 versus $15 million in 2006, programming costs and costs associated with Rock Band. Filmed Entertainment operating income decreased by $29 million, or 22%, principally due to higher distribution-related costs, principally print and advertising, and higher feature film amortization related to a greater number of film releases during the year, as well as costs associated with new business initiatives. The increase in Filmed Entertainment expenses was partially offset by increased revenues on certain 2007 releases, in particular Transformers and Shrek the Third, and revenues from prior year releases. Corporate expenses declined $50 million largely due to the net compensation charge of $73 million recorded in 2006, partially offset by increased equity compensation and legal expenses.

Interest Expense, Net

In 2007, interest expense, net increased $22 million from the prior year due to an increase in interest rates reflecting the impact of the fixed-rate debt issuances during 2006 and 2007, which more than offset the decrease in average debt outstanding. The decrease in average debt outstanding resulted principally from the use of cash flow provided by operations and proceeds received from dispositions during 2007 of $555 million to repay indebtedness.

Gain on Sale of Equity Investment

In 2007, we sold MTV Networks’ investment in Russia for $191 million and recognized a pre-tax gain on the sale of $151 million.

Equity in Earnings of Investee Companies

Equity in earnings of investee companies decreased by $10 million in 2007. In the third quarter of 2007, we began recognizing our share of the losses from Rhapsody America.

Other Items, Net

Other items, net in 2007 reflected net expenses of $43 million principally arising from losses on securitization programs, as well as a $36 million impairment charge related to a minority investment accounted for under the cost method, partially offset by foreign exchange gains.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provision for Income Taxes

For 2007, we recorded income tax expense of $929 million on pre-tax earnings of $2.580 billion resulting in an effective tax rate of 36.0% compared to 31.9% in 2006. The increase in our effective tax rate was principally due to $15 million, or 0.6 percentage points of discrete tax benefits recognized in 2007 versus $142 million, or 6.1 percentage points, in 2006. The discrete tax benefits in both years were principally the result of audit settlements. Excluding the impact of the discrete tax benefits, the reduction in the effective tax rate was principally due to incremental tax benefits associated with qualified production activities and a higher mix of international profits in markets where income is taxed at rates lower than the U.S. statutory rate and lower state taxes.

Minority Interest, Net of Tax

Minority interest expense, net of tax, was $21 million and $14 million in 2007 and 2006, respectively. The increase in expense was primarily attributable to the consolidation of Nick UK and MTV Japan, as well as normal operating increases.

Net Earnings from Continuing Operations

Net earnings from continuing operations increased $63 million, or 4%, principally due to the 6% increase in operating income and the $151 million pre-tax gain on the sale of MTV Networks’ investment in Russia, partially offset by the increase in the effective tax rate.

Discontinued Operations, Net of Tax

Earnings from discontinued operations in 2007 principally reflect the gain recorded in connection with the sale of Famous Music. In 2006, discontinued operations include the release of tax reserves resulting from audit settlements related to discontinued businesses, including Blockbuster Inc., which was split off from Former Viacom in 2004.

Net Earnings

Net earnings increased $246 million, or 15%, principally due to the $63 million increase in net earnings from continuing operations and the gain on the sale of Famous Music.

Segment Results of Operations

Media Networks

	Year Ended December 31,		Better/(Worse)
(in millions)	2007	2006	$	%
Revenues by Component
Advertising	$4,690	$4,346	$ 344	8%
Affiliate fees	2,339	2,050	289	14
Ancillary	1,072	845	227	27

Total revenues by component	$8,101	$7,241	$ 860	12%

Expenses
Operating	$2,763	$2,457	$(306)	(12)%
Selling, general and administrative	2,014	1,610	(404)	(25)
Depreciation and amortization	276	270	(6)	(2)

Total expenses	$5,053	$4,337	$(716)	(17)%

Operating income	$3,048	$2,904	$ 144	5%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

During 2007, we invested $15 million in acquisitions, none of which had a significant impact on 2007 operating results.

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

The transactions discussed above (the “net acquisitions”) impact the comparability of our results over the periods presented and contributed $92 million of net revenue growth in 2007. Therefore, the impact of net acquisitions is referenced throughout the discussion. Net acquisition impact represents amounts included in reported results for which the acquired or disposed entity was not also consolidated in the comparable period.

Revenues

Worldwide revenues increased $860 million, or 12%, in 2007 to $8.101 billion, led by an 8% increase in advertising revenues. Affiliate fees and ancillary revenues were up 14% and 27%, respectively. Domestic revenues increased to $6.852 billion in 2007 from $6.183 billion in 2006, an increase of $669 million, or 11%. International revenues increased to $1.249 billion in 2007 from $1.058 billion in 2006, an increase of $191 million, or 18%. Net acquisitions, as further discussed above, contributed $92 million to revenue growth.

Advertising

Worldwide advertising revenues were up 8% to $4.690 billion in 2007. Net acquisitions contributed 1 percentage point of reported growth. Domestic advertising revenues increased 6% versus 2006 driven by Spike TV, VH1, MTV, COMEDY CENTRAL and digital properties. International advertising revenues increased 23% primarily due to the full year impact of the 2006 acquisitions of controlling interests in Nick UK, MTV Japan and MTV Poland. In addition, international revenues benefited from strong European performance, driven by monetization of ratings strength, and foreign currency benefits, which contributed 9 percentage points of international growth, partially offset by declines in Southeast Asia due to the licensing of certain previously owned and operated channels.

Affiliate Fees

Worldwide affiliate fees increased 14% to $2.339 billion in 2007. The full year impact of international consolidations contributed 2 percentage points of total reported growth. Domestic affiliate fees grew 11% principally as a result of higher rates. International affiliate fees increased 30% driven principally by the consolidation of Nick UK, MTV Japan and MTV Poland, foreign exchange benefits of 8 percentage points, new channel launches and subscriber growth in certain European markets.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Worldwide ancillary revenues increased 27% in 2007 to $1.072 billion. Domestic ancillary revenues for the year were up 42% driven by sales of the Rock Band video game released in the fourth quarter of 2007, royalties earned on video games, including the Guitar Hero series, higher digital revenues and increased television license fees. These increases were partially offset by lower home video revenues due to a lower number of video releases. In 2006, home video revenues benefited from the release of Chappelle’s Show: The Lost Episodes. International ancillary revenues decreased 4% during the year principally due to the fourth quarter 2006 disposition of an international production operation partially offset by higher consumer products licensing and the contribution of the international consolidations. Foreign exchange contributed 3 percentage points of international growth.

Expenses and Operating Income

Media Networks segment expenses increased $716 million, or 17%, to $5.053 billion in 2007 primarily due to increased employee compensation costs and distribution expenses associated with the fourth quarter 2007 release of Rock Band.

Operating Expenses

In 2007, total operating expenses increased $306 million due primarily to an increase in distribution expenses, including costs related to Rock Band, which was released in the fourth quarter of 2007 and increased production and programming costs, principally programming amortization. The increase in programming amortization reflects both acquired programming, particularly on Spike TV and Nick at Nite, and original programming, particularly on MTV.

Selling, General and Administrative Expenses

In 2007, SG&A increased $404 million to $2.014 billion primarily due to increased employee compensation costs, including incentive compensation, incremental restructuring charges of $62 million, the impact of foreign exchange, higher facilities costs, the full year impact of net acquisitions, increases in legal expenses and bad debt expenses and the impact of the 2006 gain resulting from the sale of distribution rights in Europe.

Depreciation and Amortization

Depreciation and amortization increased $6 million in 2007 principally due to the amortization of intangibles associated with 2006 acquisitions.

Operating Income

Operating income grew 5% to $3.048 billion in 2007 compared to the prior year due to a 12% increase in revenues partially offset by a 17% increase in expenses, including restructuring charges of $77 million in 2007 versus $15 million in 2006. Net acquisitions contributed $11 million to operating income, primarily due to the acquisition of Harmonix and the consolidation of Nick UK partially offset by the disposition of an international production operation in 2006.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

	Year Ended December 31,		Better/(Worse)
(in millions)	2007	2006	$	%
Revenues by Component
Theatrical	$1,466	$ 866	$ 600	69%
Home entertainment	2,493	2,116	377	18
Television license fees	1,294	1,122	172	15
Ancillary	223	170	53	31

Total revenues by component	$5,476	$4,274	$ 1,202	28%

Expenses
Operating	$4,826	$3,660	$(1,166)	(32)%
Selling, general & administrative	448	400	(48)	(12)
Depreciation & amortization	99	82	(17)	(21)

Total expenses	5,373	4,142	(1,231)	(30)%

Operating income	$ 103	$ 132	$ (29)	(22)%

The acquisition of DreamWorks and the commencement of distribution of activities for DreamWorks Animation and the live-action library films on January 31, 2006 impact the comparability of our results of operations over the periods presented. The results of operations for DreamWorks have been included in the Filmed Entertainment segment beginning February 1, 2006.

Worldwide revenues increased $1.202 billion, or 28%, in 2007 to $5.476 billion. The increase in 2007 is primarily due to the number and mix of releases, including the performance of Transformers and Shrek the Third, both released in 2007. The remaining increase is driven by the acquisition of DreamWorks and the related DWA agreements, contributing incremental revenues of $101 million in January 2007. In 2006, the DreamWorks acquisition contributed revenues of $1.359 billion. Domestic revenues increased to $3.045 billion in 2007 from $2.613 billion in 2006, an increase of $432 million, or 17%. International revenues increased to $2.431 billion in 2007 from $1.661 billion in 2006, an increase of $770 million, or 46%.

Theatrical

Worldwide theatrical revenues in 2007 increased $600 million, or 69%, to $1.466 billion. We released twenty-six films during 2007 compared to nineteen films in 2006. Domestic revenues increased $271 million primarily due to the number and mix of theatrical releases, particularly the performance of Transformers released in 2007 compared to Mission: Impossible III in 2006. Distribution of DreamWorks Animation’s Shrek the Third and Bee Movie contributed incremental revenues of $118 million compared to Over the Hedge and Flushed Away distributed in 2006. International revenues increased $329 million due principally to our release of Transformers and distribution of Shrek the Third, which contributed a combined $197 million of incremental revenues over 2006 releases Mission: Impossible III and Over the Hedge.

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

Home Entertainment

Worldwide home entertainment revenues in 2007 increased $377 million, or 18%, to $2.493 billion. Domestic home entertainment revenues increased $66 million to $1.469 billion due primarily to higher revenues on current year releases, including Transformers and DreamWorks Animation’s Shrek the Third, as well as a year-over-year increase in titles released, partially offset by lower revenues generated from prior year releases and catalog revenues. International home entertainment revenues increased $312 million to $1.024 billion, also reflecting the performance of Transformers and Shrek the Third and higher revenues from prior year releases, including Flushed Away and World Trade Center.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Television License Fees

Worldwide television license fees in 2007 increased $172 million, or 15%, to $1.294 billion. The DreamWorks acquisition contributed $31 million of incremental revenue in January 2007. The remaining increase is primarily attributable to an increase in international syndicated license fees and networks license fees, partially offset by a decline in pay television revenues. These fluctuations were due to the timing and mix of products available.

Ancillary

Ancillary revenues in 2007 increased $53 million, or 31%, to $223 million primarily due to higher licensing and merchandising revenues, principally related to Transformers, and higher digital revenues.

Expenses and Operating Income

Filmed Entertainment segment expenses increased $1.231 billion, or 30%, to $5.373 billion for the year ended December 31, 2007 primarily due to higher print and advertising expenses as well as feature film amortization due to the number and mix of film releases.

Operating Expenses

In 2007, operating expenses increased $1.166 billion, or 32%, to $4.826 billion. The increase principally reflects higher distribution-related costs of $654 million primarily due to print and advertising costs, and higher feature film amortization expense of $518 million, primarily attributable to the release of Shrek the Third and Transformers, as well as the increased number of theatrical releases during the year and timing of those releases.

Selling, General and Administrative Expenses

SG&A increased $48 million, or 12%, to $448 million in 2007 primarily attributable to costs associated with new business initiatives.

Depreciation and Amortization Expense

Depreciation and amortization increased by $17 million in 2007 resulting from a full year of amortization attributable to the acquisition of DreamWorks as well as higher depreciation of fixed assets.

Operating Income

Operating income decreased by $29 million in 2007 principally due to higher distribution-related costs, principally print and advertising, and higher feature film amortization related to a greater number of film releases during the year, as well as costs associated with new business initiatives. The increase in expenses in 2007 was partially offset by increased revenues on certain 2007 releases, in particular Transformers and Shrek the Third, and revenues from prior year releases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our credit facility and access to capital markets, provide us adequate resources to fund our ongoing operations including investment in programming and film productions, capital expenditures, new projects and acquisitions. Our principal uses of cash include the creation of new content, acquisitions of third-party content, ongoing investments in our businesses and acquisitions of businesses. We also use cash for interest and tax payments and discretionary share repurchases. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Although capital markets have been adversely affected by recent problems in the worldwide financial system, we believe that our existing bank facility and investment grade credit rating will provide us with adequate access to funding given our expected cash needs. In the current capital markets, the cost of any additional borrowings is likely to be higher than our existing borrowing costs as experienced in recent periods. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our bank facility is subject to one principal financial covenant which requires our interest coverage, calculated as operating income before depreciation and amortization divided by interest expense (both as defined by the credit agreement), for the most recent four consecutive fiscal quarters to be at least 3.0x. As of December 31, 2008, it was approximately 7.0x.

The table below summarizes our credit ratings as of December 31, 2008:

	Long-term	Short-term	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poors	BBB	A-2	Negative
Fitch Ratings	BBB	F-2	Stable

Historically we have entered into film financing arrangements that involve the sale of a partial copyright interest in a film to third-party investors. Since the investors typically have the risks and rewards of ownership proportionate to their ownership in the film, we generally record the amounts received for the sale of copyright interest as a reduction of the cost of the film and related cash flows are reflected in net cash flow from operating activities. We also have agreements with third parties, including other studios, to co-finance certain of our motion pictures.

Cash Flows

Cash and cash equivalents decreased by $128 million for the year ended December 31, 2008, and increased $214 million for the year ended December 31, 2007. The change in cash and cash equivalents was attributable to the following:

	Year Ended December 31,
Cash Flows (in millions)	2008	2007	2006

Cash provided by operations	$ 2,036	$ 1,776	$ 2,270
Net cash flow (used in) / from investing activities	(571)	248	(933)
Net cash flow used in financing activities	(1,555)	(1,831)	(1,013)
Effect of exchange rates on cash and cash equivalents	(38)	21	21

(Decrease)/Increase in cash and cash equivalents	$ (128)	$ 214	$ 345

Operating Activities

Cash provided by operations was $2.036 billion for the year ended December 31, 2008, an increase of $260 million compared with 2007. The increase is primarily due to increased receivables collections and decreased income tax payments of $85 million, partially offset by higher participation payments associated with our current year film slate and higher spending on programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising time is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable and satellite television operators. We have payment terms of generally ninety days or less and our current days sales outstanding for the Media Networks segment, calculated as net accounts receivable divided by net revenues, multiplied by 360, was 50 days for 2008, an improvement of 7 days as compared to 2007. We continue our focus on lowering our days sales outstanding. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases. Our cash flow from operations tends to fluctuate seasonally as a result of the timing of cash payments and collections, typically being highest in the fourth quarter.

Cash provided by operating activities of $1.776 billion for the year ended December 31, 2007 decreased $494 million versus 2006. The net decrease was principally due to a decrease in cash flows from receivables, primarily attributable to the $500 million increase in our securitization facilities in 2006, higher investment in original and acquired programming, and an increase of $186 million in cash taxes paid, including taxes on gains of disposed operations, partially offset by increased net earnings from continuing operations.

Investing Activities

Cash used in investing activities was $571 million for the year ended December 31, 2008 compared with cash from investing activities of $248 million in 2007. In 2008, cash used in investing activities includes $288 million of capital expenditures, principally related to improvements to certain new and existing facilities (including approximately $100 million related to New York real estate facilities), and a net $225 million related to business combinations, which includes a $150 million earn-out payment related to our 2006 acquisition of Harmonix, and $71 million of investments in and advances to equity affiliates.

In general, our segments require relatively low levels of capital expenditures in relation to our annual cash flow from operations which contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.

In 2007, cash from investing activities was $248 million and included $191 million received from the sale of MTV Networks’ investments in Russia and $352 million from the sale of Famous Music, partially offset by $237 million in capital expenditures and a net $70 million related to business combinations and investments in and advances to equity affiliates.

Financing Activities

Cash used in financing activities was $1.555 billion for the year ended December 31, 2008, compared with $1.831 billion in 2007. The cash utilized during this period was principally driven by $1.266 billion of share repurchases and net payments of $280 million on the outstanding balances related to our credit facility, commercial paper and other long-term debt obligations.

Cash used in 2007 for financing activities was $1.831 billion, including $2.134 billion of share repurchases. During 2007, we raised fixed rate debt of $745 million through the issuance of Senior Notes and Debentures and borrowed $750 million of bank debt under our revolving credit facility. These proceeds were used to repay $1.038 billion of commercial paper. Additionally, in 2007, we paid a final amount of $170 million related to the special dividend to CBS Corporation.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Commitments and Contingencies

Our commitments not recorded on the balance sheet primarily consist of programming and talent arrangements, operating lease arrangements, purchase obligations for goods and services and future funding commitments to joint ventures. See the section entitled Off-Balance Sheet Arrangements for additional information on these obligations.

In the normal course of our business, we provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification agreement. Further, we may from time to time agree to pay additional consideration to the sellers of a business depending on the performance of the business during a period following the closing.

Guarantees

We guarantee debt on certain of our unconsolidated investments, including principal and interest, of approximately $242 million at December 31, 2008 and have accrued a liability of $55 million in respect of such exposures. Our guarantees principally relate to our investment in DW Funding, as more fully described in Note 5 to the Consolidated Financial Statements.

At December 31, 2008, our aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster Inc. (“Blockbuster”) and Famous Players, was $1.003 billion with a recorded liability of $245 million, reflecting the estimated fair value of the guarantees at their inception, including certain assumed renewals, which may or may not occur. Based on our consideration of financial information available to us, the lessees’ performance in meeting their lease obligations, the underlying economic factors impacting the lessees’ business models and where applicable, letters of credit on our behalf, we believe that our accrual is sufficient to meet any future obligations. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. In the third quarter of 2008, we and Blockbuster agreed to reduce the amount of Blockbuster’s letters of credit, which secure Blockbuster’s indemnification obligations, from $150 million to $75 million. At December 31, 2008, $90 million of letters of credit were still in place. Additionally, in connection with the separation, we agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players which Former Viacom sold in 2005.

Finally, we have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at December 31, 2008 were $148 million and are not recorded on the balance sheet.

Contingent Consideration on Acquisitions

In October 2006, we acquired Harmonix, the developer of Guitar Hero and other music gaming titles, for initial cash consideration of $175 million. The acquisition agreement provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric through 2008, former Harmonix shareholders are eligible for incremental earn-out payments with respect to the years ended December 31, 2007 and December 31, 2008. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The 2008 earn-out payment, payable in 2009, will depend on the final assessment of performance and is expected to be less than the 2007 earn-out payment.

Legal Matters

See the section entitled Other Matters.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Capital Resources

Capital Structure and Debt

At December 31, 2008, total debt was $8.002 billion, a decrease of $244 million, or 3%, from $8.246 billion at December 31, 2007. The decrease in debt reflects our increased cash from operations.

	December 31,
(in millions)	2008	2007

Senior notes and debentures	$6,970	$6,967
Note payable	136	170
Credit facility	650	750
Commercial paper	—	56
Capital leases and other obligations	246	303

Total debt	$8,002	$8,246

Senior Notes and Debentures

In October 2007, we sold $500 million aggregate principal amount of 6.125% Senior Notes due 2017 at a price equal to 99.286% of the principal amount and $250 million aggregate principal amount of 6.750% Senior Debentures due 2037 at a price equal to 99.275% of the principal amount. The total discount on the sale of these instruments was $5 million. We used the total cash proceeds, net of discount and offering expenses, of $740 million to repay amounts outstanding under our revolving credit facility and our commercial paper program. The $750 million Senior Notes due in June 2009 are classified as long-term debt as we have the intent and ability, through utilization of our $3.25 billion revolving facility due December 2010, to refinance this debt. There are no other senior notes or debentures maturing in 2009.

Note Payable

In 2007, we contributed a $230 million non-interest bearing note payable ($190 million discounted at a rate of 5.8% with quarterly principal payments fully amortizing in 2013) and certain assets related to MTVN’s URGE digital music service for a 49% stake in Rhapsody America LLC, a newly formed venture with RealNetworks, Inc. At December 31, 2008, the total remaining principal balance on the note was $161 million, including an unamortized discount of $25 million.

Credit Facility

At December 31, 2008 and 2007, we had a single $3.25 billion revolving facility due December 2010. The primary purpose of the facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under the revolving facility are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on our senior unsecured credit rating. A facility fee is paid based on the total amount of the commitments. In addition, we may borrow in certain foreign currencies up to specified limits under the revolving facility.

The credit facility contains typical covenants for an investment grade company. The principal financial covenant requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at December 31, 2008. As of December 31, 2008, it was approximately 7.0x.

Commercial Paper

At December 31, 2008, we have no commercial paper outstanding. At December 31, 2007, the outstanding commercial paper had a weighted average interest rate of 5.95% and an average remaining life of less than 30

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

days. We typically classify commercial paper as long-term debt as we have the intent and ability through utilization of our $3.25 billion revolving facility due December 2010 to refinance this facility.

Our scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2008 were as follows:

Maturities of Long-Term Debt Excluding Capital Leases (in millions)	2009	2010	2011	2012	2013	2014- thereafter

Long-term debt	$815	$715	$1,531	$—	$73	$4,750

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities, our credit facility and future access to capital markets. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us. There are no provisions in any of our material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in our debt ratings, except in the case of our Senior Notes due 2017 and Senior Debentures due 2037, which provide for possible acceleration in the event of a change in control under certain specific circumstances coupled with ratings downgrades due to the change in control.

Securitization Facilities

We securitize certain receivables because historically the securitization of certain assets has been a source of lower cost funding compared to our other borrowings and diversifies our obligations among different markets and investors. We have been able to realize cost efficiencies under these arrangements since the assets securing the financing are generally held by a legally separate, wholly owned, bankruptcy-remote special purpose entity (“SPE”) that provides investors with direct security in the assets. In the future, the cost of funding under these arrangements may increase due to the adverse conditions in the worldwide financial markets and there is no guarantee that our existing arrangements will be renewed at the current existing terms or level of funding.

In general, we sell, on a revolving nonrecourse basis, a percentage ownership interest in certain of our accounts receivable (the “Pooled Receivables”), which are short term in nature, through SPEs to third-party conduits sponsored by financial institutions. As consideration for Pooled Receivables sold through the securitization facilities, we receive cash and retained interests. The retained interests are included in Receivables, net on the accompanying Consolidated Balance Sheets. The retained interests may become uncollectible. In addition, we are the servicer of the receivables on behalf of the SPEs, for which we are paid a fee. The servicing fee has not been material to any period presented. The terms of the revolving securitization arrangements require that the Pooled Receivables meet certain performance ratios. At December 31, 2008 and 2007, we were in compliance with the required ratios, or have obtained the necessary waivers, under the receivable securitization programs. During 2006, we increased our total capacity under the facilities by $500 million to $950 million and utilized the proceeds to pay down outstanding commercial paper.

Stock Repurchase Program

For the year ended December 31, 2008, 35.1 million shares were repurchased in the open market under our $4.0 billion stock repurchase program for an aggregate purchase of $1.099 billion and an additional 3.6 million shares were purchased under the NAIRI Agreement with National Amusements, Inc., which was terminated in October 2008, for an aggregate purchase price of $124 million. Since December 31, 2008, we have not purchased any shares under our stock repurchase program, but may resume purchases in the future based on a variety of factors.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and funding commitments to joint ventures.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

At December 31, 2008, our significant contractual obligations, including payments due by period, were as follows:

(in millions)	Total	2009	2010	2011	2012	2013	2014 - thereafter

Off-balance Sheet Arrangements
Programming and talent commitments(1)	$1,191	$ 358	$207	$ 183	$174	$189	$ 80
Operating leases(2)	$1,169	$ 183	$149	$ 140	$134	$126	$ 437
Purchase obligations(3)	$ 559	$ 363	$125	$ 34	$ 16	$ 11	$ 10

Balance Sheet Arrangements
Capital lease obligations(4)	$ 212	$ 50	$ 38	$ 29	$ 25	$ 11	$ 59
Long-term debt	$7,884	$ 815	$715	$1,531	$ —	$ 73	$4,750
Interest payments	$7,414	$ 406	$399	$ 356	$313	$313	$5,627
Other long-term obligations(5)	$3,214	$2,043	$504	$ 369	$206	$ 92	$ —

(1)	Programming and talent commitments primarily include $989 million relating to cable programming and feature film production and acquisitions and $202 million for talent contracts.
(2)	Includes long-term non-cancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.
(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)	Includes capital leases for satellite transponders.
(5)	Other long-term obligations consist of participations, residuals, programming obligations and contingent consideration for acquisitions.

Note: Not included in the amounts above are payments which may result from our unfunded defined benefit pension and other postretirement benefits of $429 million, unrecognized tax benefits of $462 million, including interest and penalties, $235 million of funding commitments to joint ventures and interest payments to be made under our credit facility, which expires in 2010, and payments made under guarantees, if any. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. We do expect to make contributions of approximately $100 million in 2009 to our pension plans.

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

Foreign Exchange Risk

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. In 2008 we recognized a foreign exchange loss of $50 million compared to a foreign exchange gain of $42 million in 2007, for a net unfavorable variance of $92 million. The increase in foreign exchange losses in 2008 is primarily due to the strengthening of the U.S. Dollar against foreign currencies we operate in. In 2006, we incurred a foreign exchange gain of $17 million.

In order to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the Japanese Yen, and the Canadian Dollar, foreign currency forward contracts are used. The change in fair value of the non-designated contracts is included in current period earnings as part of Other items, net. Additionally, from time to time we designate forward contracts to hedge future production costs as cash flow hedges or a hedge of the foreign currency exposure of a net investment in a foreign operation. We manage the use of foreign exchange derivatives centrally.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

At December 31, 2008, the notional value of all foreign exchange contracts was $3 million which related to the hedging of future production costs. At December 31, 2007, the notional value of all foreign exchange contracts was $127 million, of which $26 million related to the hedging of future production costs. The remaining $101 million represented economic hedges of underlying foreign currency balances and expected foreign currency net cash flows and investment hedges.

Interest Rate Risk

A portion of our interest expense is exposed to movements in short-term rates. Interest rate hedges may be used to modify this exposure. As of December 31, 2008 and 2007, there were no interest rate hedges outstanding. During 2007 and 2006, we entered into $350 million and $2.350 billion, respectively, notional amount of interest rate hedges to reduce the variability of cash flows attributable to changes in the benchmark interest rate of future debt issuances. We terminated these hedges during the same years resulting in net cash proceeds to us of approximately $1 million and $88 million, respectively.

We have variable-rate debt that had an outstanding balance of $1.400 billion as of December 31, 2008. Based on our variable-rate obligations outstanding at December 31, 2008, a 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $14 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since most of our cash balance of $792 million is invested in variable-rate interest earning assets, we would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Viacom has issued Senior Notes and Debentures that, at December 31, 2008, had an outstanding balance of $6.970 billion and an estimated fair value of $5.900 billion. A 1% increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the Senior Notes and Debentures by approximately $328 million and $377 million, respectively.

Credit Risk

We continually monitor our positions with, and credit quality of, our customers and the financial institutions which are counterparties to our financial instrument agreements. We are exposed to credit loss in the event of nonpayment by our customers and nonperformance by the counterparties to our financial instrument agreements. However, we do not anticipate nonperformance by the counterparties to our financial instrument agreements and we believe our allowance for doubtful accounts is sufficient to cover any anticipated nonpayment by our customers.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Film Accounting

Revenue Recognition

Revenue we earn in connection with the exhibition of feature films by our Filmed Entertainment segment is recognized in accordance with Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). Our Filmed Entertainment segment principally earns revenue from the exhibition of feature film content based upon theatrical exhibition, home entertainment and various television markets (e.g., network, pay, syndication, basic cable). We recognize revenue from theatrical distribution of motion pictures upon exhibition. We recognize revenue from home entertainment product sales, net of anticipated returns, including rebates and other incentives, upon the later of delivery or the date that these products are made widely available for sale by retailers. We recognize revenue from the licensing of feature films and original programming for exhibition in television markets upon availability for airing by the licensee. We recognize revenue for video-on-demand and similar pay-per-view arrangements as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Original Production and Film Costs

We capitalize original production, including original programming and feature film costs, on a title-specific basis, as Inventory in the Consolidated Balance Sheets. We use an individual-forecast-computation method to amortize the costs over the applicable title’s life cycle based upon the ratio of current period and total gross revenues (“ultimate revenues”) for each title. We expense print and advertising costs as they are incurred and expense manufacturing costs, such as DVD manufacturing costs, on a unit-specific basis when we recognize the related revenue.

In accordance with SOP 00-2, our estimate of ultimate revenues for feature films includes revenues from all sources that will be earned within ten years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. Prior to the release of a feature film and throughout its life, we estimate the ultimate revenues based on the historical performance of similar content, as well as incorporating factors of the content itself, including, but not limited to, the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. We believe the most sensitive factor affecting our estimate of ultimate revenues for feature films is domestic theatrical exhibition, as subsequent markets have historically exhibited a high correlation to domestic theatrical performance.

For original programming, each program’s costs are amortized on a straight-line basis over its estimated period of use, depending on genre and historical experience, beginning with the month of initial exhibition.

The estimate of ultimate revenues impacts the timing of original production cost amortization. Upon a film’s initial release we update our estimate of ultimate revenues based on expected future and actual results. If, in our judgment, we do not believe that the amount is recoverable, we may reduce our estimate of ultimate revenues, thereby accelerating the amortization of capitalized costs. In addition, we use the individual-film-forecast computation method to determine whether or not the capitalized costs are impaired. If we believe that the release of our content will not or has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value.

Acquired Programming Rights

The accounting for acquired program rights is addressed by the Financial Accounting Standards Board (“FASB”) in Statement No. 63, Financial Reporting by Broadcasters (“FAS 63”). Under the provisions of FAS 63, a

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

licensee reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted by the licensee and the programming is available for airing. We record the transaction using the gross liability provision. The asset is amortized to operating expenses over the greater of straight line amortization or actual number of plays over the estimated periods revenues are generated, commencing upon availability. Determining factors used in estimating the useful life of programming includes the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.

Revenue Recognition

Gross versus Net Revenue Recognition

We earn and recognize revenues where we act as distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether we act as the principal or agent in the transaction. To the extent we act as the principal in a transaction, we report revenues on a gross basis. In concluding on whether or not we act as principal, we follow the guidance set forth by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). The determination of whether we act as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.

Our most significant arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation and the distribution agreements with Marvel, DW Funding and CBS Corporation. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis in accordance with EITF 99-19. Prior to January 1, 2008, we were not primary obligor under the distribution agreement with CBS Corporation then in effect, and therefore revenues were accounted for on a net basis.

Multiple Element Arrangements

The accounting for multiple element arrangements related to our video game products that include hardware, software and service components, requires significant judgment. Where a video game provides limited online features at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we recognize revenue ratably over an estimated service period. This evaluation is performed for each software product that is released.

The accounting for other multiple element arrangements, such as bundled advertising services, requires significant judgment. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Sales Returns, Allowances and Uncollectible Accounts

Revenue allowances are recorded to adjust amounts originally invoiced to the estimated net realizable value in accordance with revenue recognition guidance set forth in FASB Statement No. 48, Revenue Recognition When Right of Return Exists. Upon the sale of home entertainment, video game and other products to wholesalers and retailers, we record a reduction of revenue for the impact of estimated customer future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we analyze historical return activity, current economic trends and changes in customer demand and acceptance of our products. Based on this information, we reserve a percentage of each dollar of product revenue when we provide a customer with the right of return.

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns for home entertainment and video game products would have a $44 million impact on our total revenue. Our sales return allowance totaled $829 million and $706 million at December 31, 2008 and 2007, respectively.

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectibility. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts for trade accounts receivables would have a $24 million impact on our operating results. Our allowance for uncollectible accounts totaled $99 million and $102 million at December 31, 2008 and 2007, respectively.

Provision for Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). See Notes 1 and 16 to our Consolidated Financial Statements.

As a global entertainment content company, we are subject to income taxes in the United States and foreign jurisdictions where we have operations. Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions, as well as the tax characteristics of our income. In determining our tax rates on a jurisdiction basis, we are required to make judgments on the need to record deferred tax assets and liabilities, including the recoverability of deferred tax assets. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized based on our estimates of future taxable income. Additionally, in evaluating uncertain tax positions in accordance with FIN 48 we make determination of the application of complex tax rules, regulations and practices. We evaluate our uncertain tax positions quarterly based on many factors including, but not limited to, new facts, changes in tax law and information received from regulators. A change in any one of the factors could change an existing uncertain tax position, resulting in the recognition of an additional charge or tax benefit to our tax provision in the period. As such, going forward, our effective tax rate may fluctuate. Additionally, our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. The resolution of audit issues and tax positions taken may take extended periods of time due to examinations by tax authorities and statutes of limitations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

During 2008, 2007 and 2006, we effectively settled various uncertain tax positions. As a result, our 2008, 2007 and 2006 provision for income taxes includes $55 million, $15 million and $142 million of net discrete tax benefits. A 1% change in our effective rate, excluding discrete items, would result in additional tax expense of approximately $19 million in 2008.

Undistributed earnings of our foreign subsidiaries are permanently reinvested outside the United States and, therefore, no U.S. taxes have been provided thereon.

Fair Value Measurements

The performance of fair value measurements is an integral part of the preparation of financial statements in accordance with generally accepted accounting principles. Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants to sell or transfer such an asset or liability. Selection of the appropriate valuation technique, as well as determination of assumptions, risks and estimates used by market participants in pricing the asset or liability requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and certain liabilities. Either instance would have an impact on both our Consolidated Balance Sheet and Consolidated Statement of Earnings.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill and Indefinite-Lived Intangible Assets. On an annual basis the test for goodwill impairment is performed using a two-step process, unless there is a triggering event, in which case a test would be performed sooner. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, our reporting units are consistent with its operating segments, in all material respects. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Our indefinite lived intangibles are primarily related to trademarks and FCC licenses. The impairment test for these intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology commonly referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

Our impairment analysis, which is performed annually during the fourth quarter did not result in an impairment charge for goodwill or indefinite lived intangible assets in the years presented.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. In 2008, we recorded an impairment charge of $32 million related to certain intangibles in connection with the restructuring and related activities. In 2007 and 2006, there was no impairment of finite-lived intangible assets.

RECENT PRONOUNCEMENTS

Refer to Note 3 to our Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. In September 2008, the defendants’ motion to dismiss the Second Amended Complaint was denied. The defendants’ appeal of that ruling was also denied and the lawsuit is now in discovery. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Concluded Litigation

Former Viacom and NAI, and certain of their respective present and former officers and directors, were defendants in a state law action in the Court of Chancery of Delaware relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The plaintiff’s complaint in the Delaware action was dismissed in February 2008 and its appeal was argued before the Supreme Court of Delaware, which affirmed the dismissal in January 2009. Two other lawsuits arising from the same facts as the Delaware action were dismissed in 2007 and 2008.

Related Parties

NAI, through NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. NAI also held a controlling interest in Midway Games, Inc. (“Midway”) until November 28, 2008. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI and the Vice Chair of the Board of Viacom and CBS Corporation. Philippe Dauman, our President and Chief Executive Officer, and George Abrams, one of our directors, serve on the boards of both NAI and Viacom. Fred Salerno, one of our directors, serves on the boards of both Viacom and CBS Corporation. See the “Risk Factors” section for additional information on our relationship with NAI.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount. During the years ended December 31, 2008, 2007 and 2006, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $36 million, $36 million and $14 million, respectively.

In connection with our stock repurchase programs, in 2008 and 2007, respectively, we purchased 3.6 million and 6.0 million shares under the NAIRI Agreement for aggregate purchase prices of $124 million and $246 million, respectively.

For information on NAI’s participation in our stock repurchase program, see the section entitled Capital Resources—Stock Repurchase Program.

Viacom and CBS Corporation Related Party Transactions

We, in the normal course of business, are involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenue and expense by Viacom. Transactions with CBS, through the normal course of business, are settled in cash.

Paramount distributes certain television products into the home entertainment market on behalf of CBS. Effective January 1, 2008, Viacom entered into a new distribution agreement with CBS under which revenue and expenses are recorded on a gross basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount made initial payments of $100 million to CBS during each of the first quarters of 2008 and 2009. Paramount also leases studio space to CBS and licensed motion picture products to CBS that were released by us through December 31, 2007. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of our segments also place advertisements with CBS.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following table summarizes the transactions with CBS as included in our consolidated financial statements:

	Year Ended December 31,
(in millions)	2008	2007	2006

Consolidated Statements of Earnings
Revenues	$506	$244	$257
Operating expenses	$561	$185	$167
Discontinued operations	$ —	$ (5)	$ (3)

	December 31,
	2008	2007
Consolidated Balance Sheets
Accounts receivable	$ 61	$ 87
Other assets	16	22

Total due from CBS Corporation	$ 77	$109

Accounts payable	$ 6	$ 3
Participants’ share, residuals and royalties payable	160	177
Programming rights, current	156	98
Other liabilities	255	177

Total due to CBS Corporation	$577	$455

Special Dividend to Former Viacom

In accordance with the terms of the Separation Agreement, in December 2005 we paid a preliminary special dividend to Former Viacom of $5.400 billion which was subject to adjustment. In 2006 and 2007, we made further payments of $206 million and $170 million, respectively, to CBS Corporation in final resolution of the adjustments.

401(k) Plan Transactions

Following the separation, some participants in the Viacom 401(k) Plan continued to be invested in CBS Corporation Class A and Class B common stock. In 2007, CBS Corporation purchased the shares of CBS Corporation Class A and Class B common stock from the Viacom 401(k) Plan for total proceeds of $30 million.

Similarly, some participants in the 401(k) plans sponsored by CBS Corporation continued to be invested in Viacom Class A and Class B common stock following the separation. In 2007, we purchased the shares of Viacom Class A and Class B common stock from the CBS-sponsored 401(k) plans for an aggregate amount of $120 million.

Separation Agreement with CBS Corporation

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

(continued)

In connection with the separation, we and CBS Corporation entered into the Separation Agreement as well as certain other agreements to govern the terms of the separation and certain of the ongoing relationships between CBS Corporation and us after the separation. These agreements include a Transition Services Agreement and a Tax Matters Agreement. These related party arrangements are more fully described below.

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

Employee Matters. The Separation Agreement allocated liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement and welfare benefit obligations. In general, the Separation Agreement provides that, following the separation, Viacom is responsible for all employment and benefit- related obligations and liabilities related to current employees who work for Viacom immediately following the separation, Former Viacom employees who most recently worked for other businesses and operations that became part of Viacom immediately following the separation, Former Viacom employees who most recently worked for certain other businesses and operations that were sold or discontinued prior to the separation, and certain other former employees of Former Viacom as set forth in the Separation Agreement (and, in each case, their dependents and beneficiaries). Liability for benefit-related obligations and liabilities of former employees of Former Viacom who most recently worked for the Former Viacom corporate office or the Paramount Pictures corporate office (other than those who accepted a post-separation position with CBS Corporation or Viacom) and certain corporate office employees who will remain employed by CBS Corporation and provide transition services following the separation is shared equally by Viacom and CBS Corporation.

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

In addition, neither Viacom, any subsidiary of Viacom or any person controlled by Viacom nor CBS Corporation, or subsidiary of CBS Corporation or any person controlled by CBS Corporation will own or acquire an interest in a cable television operator if such ownership would subject the other company to any U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors to which it is not then subject. These restrictions will terminate for each company on the earliest of (i) the fourth anniversary of the separation, or 12/31/09, (2) the date on which none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS Corporation and Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the separation.

Tax Matters Agreement with CBS Corporation

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

Other Related Party Transactions

In the normal course of business, we are involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities as more fully described in Note 5 to our Consolidated Financial Statements. These related party transactions principally relate to the provision of advertising services, licensing of film and programming content and the distribution of films for which the impact on our Consolidated Financial Statements is as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Consolidated Statements of Earnings
Revenues	$408	$484	$398
Operating expenses	$249	$393	$280

	December 31,
	2008	2007
Consolidated Balance Sheets
Accounts receivable	$ 88	$ 39

Accounts payable	$ 25	$ 18
Participants’ share, residuals and royalties payable	58	96
Other liabilities	55	54
Long-term debt	136	170

Total due to other related parties	$274	$338

All other related party transactions, including with Midway, are not material in the periods presented.

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

Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of December 31, 2008, Viacom maintained effective internal control over financial reporting.

The assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2007, the Company changed the manner in which it accounts for uncertain tax positions. Additionally, as also discussed in Note 1, as of December 31, 2006, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 11, 2009

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
(in millions, except earnings per share amounts)	2008	2007	2006
Revenues	$14,625	$13,423	$11,361
Expenses:
Operating	8,787	7,431	5,963
Selling, general and administrative	2,910	2,663	2,266
Depreciation and amortization	405	393	365

Total expenses	12,102	10,487	8,594

Operating income	2,523	2,936	2,767
Interest expense, net	(482)	(464)	(442)
Gain on sale of equity investment	—	151	—
Equity in (losses) earnings of investee companies	(74)	—	10
Other items, net	(112)	(43)	(14)

Earnings from continuing operations	1,855	2,580	2,321
Provision for income taxes	(605)	(929)	(740)
Minority interest, net of tax	(17)	(21)	(14)

Net earnings from continuing operations	1,233	1,630	1,567
Discontinued operations, net of tax	18	208	25

Net earnings	$ 1,251	$ 1,838	$ 1,592

Basic earnings per common share:
Earnings per share, continuing operations	$ 1.97	$ 2.42	$ 2.19
Earnings per share, discontinued operations	$ 0.03	$ 0.31	$ 0.04
Net earnings per share	$ 2.00	$ 2.73	$ 2.23

Diluted earnings per common share:
Earnings per share, continuing operations	$ 1.97	$ 2.41	$ 2.19
Earnings per share, discontinued operations	$ 0.03	$ 0.31	$ 0.03
Net earnings per share	$ 2.00	$ 2.72	$ 2.22

Weighted average number of common shares outstanding:
Basic	624.7	674.1	715.2
Diluted	625.4	675.6	716.2

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except par value)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 792	$ 920
Receivables, net (includes retained interests in securitizations – see Note 10)	2,271	2,617
Inventory, net	881	727
Deferred tax assets, net	203	248
Prepaid and other assets	355	321

Total current assets	4,502	4,833
Property and equipment, net	1,145	1,196
Inventory, net	4,133	4,108
Goodwill	11,470	11,375
Intangibles, net	674	684
Other assets	563	708

Total assets	$22,487	$22,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 574	$ 497
Accrued expenses	1,304	1,563
Participants’ share and residuals	1,537	1,545
Program rights obligations	384	370
Deferred revenue	442	406
Current portion of long-term debt	105	187
Other liabilities	496	705

Total current liabilities	4,842	5,273
Long-term debt	7,897	8,059
Participants’ share and residuals	488	285
Program rights obligations	621	533
Deferred tax liabilities, net	12	105
Other liabilities	1,556	1,501
Minority interests	38	37

Commitments and contingencies (Note 18)

Stockholders’ equity:
Class A Common Stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common Stock, par value $0.001, 5,000.0 authorized; 549.4 and 587.4 outstanding, respectively	1	1
Additional paid-in capital	8,186	8,079
Treasury stock	(5,725)	(4,502)
Retained earnings	4,658	3,407
Accumulated other comprehensive (loss) income	(87)	126

Total stockholders’ equity	7,033	7,111

Total liabilities and stockholders’ equity	$22,487	$22,904

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net earnings	$ 1,251	$ 1,838	$ 1,592
Discontinued operations, net of tax	(18)	(208)	(25)

Net earnings from continuing operations	1,233	1,630	1,567
Reconciling items:
Depreciation and amortization	405	393	365
Feature film and program amortization	4,808	3,747	2,725
Securitization facilities	—	—	500
Stock-based compensation	99	86	80
Gain on sale of equity investment	—	(151)	—
Equity in investee companies and minority interest, net of distributions	120	47	31
Provision for deferred taxes	14	33	153
Operating assets and liabilities, net of acquisitions:
Receivables	279	(329)	(78)
Inventory, program rights and participations	(4,731)	(3,809)	(2,789)
Accounts payable and other current liabilities	(278)	(36)	(406)
Other, net	74	156	94
Discontinued operations, net	13	9	28

Cash provided by operations	2,036	1,776	2,270

INVESTING ACTIVITIES
Net cash used in business combinations	(225)	(15)	(1,416)
Business dispositions	—	194	701
Capital expenditures	(288)	(237)	(209)
Investments in and advances to equity affiliates and other, net	(71)	(55)	(8)
Discontinued operations, net	13	361	(1)

Net cash flow (used in)/provided by investing activities	(571)	248	(933)

FINANCING ACTIVITIES
Borrowings from banks	2,845	750	2,911
Repayments to banks	(2,945)	—	(8,316)
Senior notes and debentures, net of discount	—	745	6,163
Commercial paper	(56)	(1,038)	1,094
Payment of other financing obligations	(124)	(81)	(718)
Proceeds from cash flow hedge	—	1	88
Special dividend to Former Viacom	—	(170)	(206)
Net receipts with CBS Corporation	—	—	254
Purchase of treasury stock	(1,266)	(2,134)	(2,318)
Exercise of stock options and other, net	(9)	96	35

Net cash flow used in financing activities	(1,555)	(1,831)	(1,013)

Effect of exchange rate changes on cash and cash equivalents	(38)	21	21

Net change in cash and cash equivalents	(128)	214	345
Cash and cash equivalents at beginning of period	920	706	361

Cash and cash equivalents at end of period	$ 792	$ 920	$ 706

See accompanying notes to consolidated financial statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in millions)	Common Stock Issued (shares)	Common Stock/ Additional Paid-in Capital	Common Stock Held in Treasury (shares)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2005(1)	751.6	$7,838	—	$ —	$ —	$ (50)	$ 7,788
Net earnings	—	—	—	—	1,592	—	1,592
Translation adjustments	—	—	—	—	—	72	72
Unrealized gain on securities	—	—	—	—	—	1	1
Cash flow hedges	—	—	—	—	—	50	50
Minimum pension adjustment	—	—	—	—	—	12	12

Comprehensive income							1,727
Compensation expense	—	87	—	—	—	—	87
Exercise of stock options, and other	1.9	45	—	—	—	—	45
Purchase of treasury stock	—	—	(60.3)	(2,345)	—	—	(2,345)
Adoption of FAS 158	—	—	—	—	—	(39)	(39)
Special dividend to Former Viacom	—	(376)	—	—	—	—	(376)
Net contributions to CBS Corporation	—	274	—	—	—	—	274
Adoption of SAB No. 108	—	5	—	—	—	—	5

Balance at December 31, 2006	753.5	7,873	(60.3)	(2,345)	1,592	46	7,166
Net earnings	—	—	—	—	1,838	—	1,838
Translation adjustments	—	—	—	—	—	69	69
Unrealized loss on securities	—	—	—	—	—	(3)	(3)
Cash flow hedges	—	—	—	—	—	(2)	(2)
Defined benefit pension plans	—	—	—	—	—	16	16

Comprehensive income							1,918
Compensation expense	—	97	—	—	—	—	97
Exercise of stock options, and other	4.1	110	—	—	—	—	110
Purchase of treasury stock	—	—	(52.5)	(2,157)	—	—	(2,157)
Adoption of FIN 48	—	—	—	—	(23)	—	(23)

Balance at December 31, 2007	757.6	8,080	(112.8)	(4,502)	3,407	126	7,111
Net earnings	—	—	—	—	1,251	—	1,251
Translation adjustments	—	—	—	—	—	(90)	(90)
Cash flow hedges	—	—	—	—	—	(4)	(4)
Defined benefit pension plans	—	—	—	—	—	(119)	(119)

Comprehensive income							1,038
Compensation expense	—	113	—	—	—	—	113
Exercise of stock options, and other	0.7	(6)	—	—	—	—	(6)
Purchase of treasury stock	—	—	(38.7)	(1,223)	—	—	(1,223)

Balance at December 31, 2008	758.3	$8,187	(151.5)	$(5,725)	$4,658	$ (87)	$ 7,033

(1)	In connection with the separation from CBS Corporation, the Company issued 65.7 million shares of Class A common stock with par value of $0.001 and 685.9 million shares of Class B common stock with par value of $0.001. Stockholders’ equity amounts prior to separation were classified as Invested Capital.

See accompanying notes to consolidated financial statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company. Viacom engages audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. The Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. The Filmed Entertainment segment will also continue to release a number of pictures under the DreamWorks brand. It also acquires films for distribution and has distribution relationships with DreamWorks Animation and Marvel.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized a $9 million increase in unrecognized income tax benefits, primarily related to state income tax matters, along with $14 million of related potential interest and penalties. The items were recorded as Other liabilities—noncurrent with a corresponding reduction to Retained earnings.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Prior to the Company’s application of the guidance in SAB 108, the Company used the roll-over method for quantifying financial statement misstatements. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of any prior year misstatements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

		Origination Period of Misstatement(1)
	Adjustment at January 1, 2006	Year ended December 31,		2003 and Prior
(in millions)		2005	2004
Media Networks(2)	$ 32	$(16)	$ (2)	$ 50
Filmed Entertainment(3)	(59)	(11)	(21)	(27)

(Increase)/decrease in operating income	(27)	(27)	(23)	23
Provision for income taxes	22	10	9	3

(Increase)/decrease in net earnings	$ —	$(17)	$(14)	$ 26

Increase to stockholders’ equity	$ (5)

(1)	The Company quantified these errors under the roll-over method and concluded that they were immaterial, individually and in the aggregate.
(2)	The adjustment for Media Networks is in respect of ratings guarantees provided to advertisers on the Company’s Media Networks and amounts accrued for marketing cost in excess of actual cost incurred. Prior to 2006, the Company’s policy was to record a liability for amounts due to advertisers only for amounts in excess of a de minimis threshold. The cumulative pre-tax impact for this item is the correction of a $48 million overstatement of revenue and a corresponding understatement of deferred revenue. Partially offsetting the operating impact of the revenue adjustment described above is the correction of a $16 million cumulative overstatement of operating expenses and a corresponding overstatement of accrued marketing expenses.
(3)	The Filmed Entertainment pre-tax adjustment represents amounts accrued for marketing and manufacturing costs in excess of actual costs incurred. The cumulative impact of the adjustment was a correction of an overstatement of operating expenses of $59 million with a corresponding overstatement of accrued marketing expenses of $33 million and a $26 million understatement of inventory for product previously sold.

Statement No. 158

In September 2006, the FASB issued Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”), effective December 31, 2006. FAS 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Upon adoption, the Company recorded a pre-tax reduction to Accumulated other comprehensive (loss) income of $64 million ($39 million after tax) representing the difference between the funded status of the plans based on the projected benefit obligation and the amounts recorded on the Company’s Consolidated Balance Sheet as of December 31, 2006. For additional information regarding the adoption of FAS 158, please refer to Note 14.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Separation from Former Viacom

On December 31, 2005, the Company became a stand-alone public entity in connection with the separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation. References in these financial statements to CBS Corporation mean CBS Corporation and its consolidated subsidiaries, unless the context requires otherwise. Prior to the separation, the Company was a wholly-owned subsidiary of Former Viacom, with its business generally comprising the “Cable Networks” and “Entertainment” segments of Former Viacom. In connection with the merger and the separation, each share of Former Viacom Class A common stock was converted into the right to receive 0.5 of a share of Viacom Class A common stock and 0.5 of a share of CBS Corporation Class A common stock. Similarly, each share of Former Viacom Class B common stock was converted into the right to receive 0.5 of a share of Viacom Class B common stock and 0.5 of a share of CBS Corporation Class B common stock. Holders of Viacom Class A and Class B common stock received cash in lieu of fractional shares.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Viacom Inc., its subsidiaries and variable interest entities (VIEs), as defined in FASB Interpretation (“FIN”) No. 46 (as revised), Variable Interest Entities (“FIN 46(R)”), where the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Disclosure regarding the Company’s participation in VIEs is included in Note 5. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Equity in (losses) earnings of investee companies. Related party transactions between the Company and CBS Corporation, National Amusements Inc., (“NAI”) and Midway Games, Inc. (“Midway”) have not been eliminated.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments, including the evaluation of multiple element arrangements that can have a significant impact on the timing and amount of revenue the Company reports.

Advertising Revenues

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

Feature Film Revenues

Revenue in connection with the exhibition of feature films by the Filmed Entertainment segment is accounted for in accordance with Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). Revenue is recognized from theatrical distribution of motion pictures upon exhibition. For home entertainment product revenue, including sales to wholesalers and retailers, revenue is recognized on the later of the shipment or the date that those products are made widely available for sale by retailers. Revenue from the licensing of feature films and original programming for exhibition in television markets is recognized upon availability for telecasting by the licensee. Revenue for video-on-demand and similar pay-per-view arrangements are recognized as the feature films are exhibited based on end-customer purchases as reported by the distributor.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Affiliate Fees

Affiliate fees are recognized by the Media Networks segment as the service is provided to cable television operators, direct-to-home satellite operators and other distributors.

Ancillary Revenues

Video game product revenues are evaluated under SOP 97-2, Software Revenue Recognition. Where a video game provides limited online features at no additional cost to the consumer, the Company generally considers such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, the Company recognizes revenue ratably over an estimated service period. This evaluation is performed for each software product that is released.

Licensing associated with consumer products is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees. Revenue for online transactions, such as electronic downloads of films, programming or product add-ons is recognized when the fee is paid by the online customer to purchase the content, the Company is notified by the online retailer that the product has been downloaded and all other revenue recognition criteria are met. Ancillary online subscription revenues are generally recognized on a straight-line basis over the service period.

Sales Returns & Allowances

The Company records a provision for sales returns and allowances, including price protection incentives, at the time of sale based upon an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the product and point-of-sale data available from certain retailers.

Inventory

Inventories related to theatrical and cable content (which include direct production costs, production overhead, acquisition costs and theatrical development costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized and estimated liabilities for residuals and participations are accrued for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. The Company has entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

The cost of theatrical development projects is amortized over a three-year period unless they are abandoned earlier, in which case these projects are written down to their estimated net realizable value in the period the decision to abandon the project is determined. The Company has a rigorous greenlight process designed to manage the risk of loss or abandonment. Programming development costs are expensed unless a project is greenlit for production.

The Company acquires rights to programming and produces programming to exhibit on its media networks which is also included as a component of Inventory, net. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and related costs and obligations are recorded when the license period has begun, and when the program is accepted and available for airing.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Merchandising and other inventories are valued at the lower of cost or market value. Cost is determined using the average cost method. Obsolescence reserves are based on estimates of future product demand.

Gross versus Net Revenue Recognition

The Company earns and recognizes revenues as a distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether the Company acts as the principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. In concluding on whether or not the Company acts as principal, the guidance set forth by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) is followed. The determination of whether the Company acts as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement.

The Company’s most significant arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. (“DreamWorks Animation” and collectively, the “DWA agreements”) and the distribution agreements with MVL Productions L.L.C. (“Marvel”), DW Funding LLC (“DW Funding”) and CBS Corporation. Under the terms of these agreements, the Company is generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company generally retains a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis in accordance with EITF 99-19.

Advertising Expense

The Company expenses advertising costs, including advertising costs for feature films, as incurred in accordance with SOP 93-7 Reporting Advertising Costs and SOP 00-2. The Company incurred total advertising expenses of $1.662 billion in 2008, $1.628 billion in 2007 and $1.201 billion in 2006.

Business Combinations and Intangible Assets Including Goodwill

The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair value at the date of acquisition.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range from 3 to 15 years.

Impairment

Amortizable intangible assets and other long-lived assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, written down to fair value. In 2008, the Company recorded an impairment charge of $32 million related to certain finite-lived intangibles. See Note 15 for additional information. Goodwill and indefinite-lived intangible assets are tested annually for impairment, or sooner when circumstances indicate impairment may exist, using a fair value approach at the reporting unit level for goodwill. A reporting unit is the operating segment, or a business which is one level below that operating segment. For all periods presented, the Company’s reporting units are consistent with its operating segments, in all material respects. No impairment of goodwill or indefinite-lived intangible assets has been identified during the periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, defined benefit pension plan amortization, unrealized gains or losses on certain derivative financial instruments, and unrealized gains and losses on certain investments in securities which are publicly traded.

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of stock options, restricted share units (RSUs) and performance share units (PSUs) based upon the application of the treasury stock method.

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share:

Common Shares Outstanding	Year Ended December 31,
(in millions)	2008	2007	2006

Weighted average common shares outstanding, basic	624.7	674.1	715.2
Dilutive effect of stock options	0.2	1.0	0.9
Dilutive effect of RSUs and PSUs	0.5	0.5	0.1

Weighted average common shares outstanding, dilutive	625.4	675.6	716.2

In the aggregate, total stock options, RSUs and PSUs for Class B common stock of 43.9 million, 39.1 million and 41.9 million were excluded from the calculation of diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006, respectively, because their inclusion would have been anti-dilutive.

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

Uncertain tax positions are recorded based on a cumulative probability assessment if it is more likely than not – a more than 50 percent chance – that the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. Interest and penalties related to uncertain tax positions are included in income tax expense. Liabilities for uncertain tax positions are classified as current or long term liabilities in the Consolidated Balance Sheets based on when they are expected to be paid.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Software Development Costs

The Company capitalizes qualifying software development costs, principally in connection with its video game products, incurred after technological feasibility is established in accordance with FASB Statement No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Costs are not capitalized until the underlying product development is substantially complete, which generally includes the development of a working model.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. In accordance with FASB Statement No. 123(R), Share-Based Payment, the Company utilizes the long-form method for calculating the historical pool of windfall tax benefits and excludes the impact of pro-forma deferred tax assets on partially and fully vested awards at adoption date for purposes of calculating assumed proceeds under the treasury stock method for diluted earnings per share.

Securitizations

The Company sells to investors on a revolving non-recourse basis a percentage ownership interest in certain accounts receivable through wholly-owned special purpose entities. The receivable securitization programs are accounted for as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company retains interests in the trade accounts

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

receivable that have not been sold to investors, and these retained interests are included in the Consolidated Balance Sheets under the caption Receivables, net. The retained interests in the receivables are shown at amounts expected to be collected by the Company, and such carrying value approximates the fair value of the Company’s retained interests. Under the securitization arrangements, the Company absorbs credit risk on the entire pool of accounts receivable which underlie the securitization up to the level of its retained interest. The Company’s historical level of charges for credit risk related to receivables has not been material to the Company’s financial position or results of operations.

Viacom is compensated for its services in the collection and administration of the securitized receivables. No servicing asset or liability has been recorded because the fees received for servicing the receivables approximates the related costs. Losses on the sale of receivables represent the financial cost of funding under the securitization programs and are included in Other items, net.

Investments

The Company’s investments primarily consist of investments in affiliates and other investments. Investments in affiliates, over which the Company has a significant influence, but not a controlling interest, are accounted for using the equity method. Other investments in equity securities are carried at fair value, to the extent readily determinable, with unrealized gains and losses recorded in other comprehensive income, and at cost where fair value is not readily determinable. The Company monitors its investments for impairment at least annually and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based on qualitative and quantitative information. The Company’s investments are included in Other assets in the Consolidated Balance Sheets. Impairment charges of $27 million and $36 million are reflected within Other items, net in the Consolidated Statements of Earnings for 2008 and 2007, respectively.

Guarantees

The Company follows the recognition provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) for guarantees. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. See Note 18 for additional information.

Restructuring Costs

The Company accounts for restructuring costs pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). Under FAS 146, a liability is recognized when the costs are incurred and such costs are initially recorded at fair value. See Note 15 for additional information.

Derivative Financial Instruments

Derivative financial instruments are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Under FAS 133, all derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings as part of Other items, net. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive (loss) income and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings. The Company does not hold or enter into financial instruments for speculative trading purposes.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Significant Risks and Uncertanities

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008, and the outlook for the economy in 2009 is uncertain. This slowing of the economy has increased unemployment and reduced the financial capacity of consumers, thereby slowing consumer spending on the products the Company sells and licenses and weakening the businesses of customers who purchase advertising on the Company’s networks and their spending on advertising generally.

As a result of these macroeconomic factors, it would be reasonably possible that the continued worsening of the Company’s domestic and global economic conditions could change a number of estimates and assumptions which are significant to the underlying amounts included in the financial statements.

The Company depends on the financial markets for access to capital, as do its business partners such as cable and satellite operators, retailers, theater operators, games publishers and others. Limited or expensive access to capital could make it more difficult for these partners to do business with the Company, or to do business generally, which could adversely affect the Company’s businesses. Current conditions in the credit and equity markets, if they persist, could also increase the Company’s financing costs and limit its flexibility to pursue share repurchases and other strategic opportunities.

Reclassification

Certain amounts have been reclassified to conform to the 2008 presentation.

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

Statement No. 141(R)

In December 2007, the FASB issued FAS 141(R), Business Combinations, which provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS 141(R) will be effective for all business combinations consummated beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions. Costs associated with uncompleted acquisitions as of December 31, 2008 have been expensed.

Statement No. 160

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will adopt FAS 160 effective beginning January 1, 2009 via retrospective application of the presentation and disclosure requirements. Any impact to net earnings attributable to the parent company is limited to the extent of any future acquisitions or dispositions involving a noncontrolling interest shareholder.

Statement No. 157

In September 2006, the FASB finalized Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements, however, it does not require any new fair value measurements. Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants to sell or transfer such an asset or liability. The provisions of FAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. There was no measurement impact as a result of the adoption of FAS 157. The Company’s financial assets and liabilities reflected in the consolidated financial statements at fair value include marketable securities and other financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for other financial instruments are determined utilizing an income approach. See Note 9 for additional information.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has applied the provisions of FASB Staff Position FAS 157-2 —Effective Date of FASB Statement No. 157 and delayed the effective date of FAS 157 until January 1, 2009. The Company’s non-financial assets and non-financial liabilities include long-lived assets held and used, goodwill and intangible assets. The Company does not believe the adoption of FAS 157 for periodically evaluating its non-financial assets and non-financial liabilities will have a significant impact on its consolidated financial statements.

NOTE 4. ACQUISITIONS

DreamWorks L.L.C.

On January 31, 2006, the Company completed the acquisition of DreamWorks L.L.C. (“DreamWorks”), a leading producer of live-action motion pictures and television programming. The total consideration of $1.53 billion, net of cash acquired of $257 million, consisted of $1.11 billion of cash paid, $657 million of assumed note payables and preferred interest and $23 million of stock-based compensation and transaction costs. The preferred interest assumed was repurchased and cancelled prior to March 31, 2006 and the assumed notes payable were repaid prior to June 30, 2006.

The table below provides a summary of purchase price allocations as of the acquisition date:

(in millions)	Amount	Average Life

Film inventories, including live-action library	$1,094	10 years
Distribution and fulfillment services	280	8 years
Trademarks	13	6 years
Output agreements	7	7 years
Working capital deficit, net	(160)
Goodwill	295

Total purchase price, net of cash acquired	$1,529

The results of operations for DreamWorks are included in the Filmed Entertainment segment beginning February 1, 2006. The following unaudited pro forma financial information presents the combined results of operations of the Company and DreamWorks as if the acquisition had occurred as of January 1, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of what the Company’s consolidated net earnings would have been had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated net earnings:

(in millions, except per share amounts)	December 31, 2006

Revenues	$11,554
Net earnings from continuing operations	$ 1,565
Net earnings	$ 1,590

Net earnings per common share:
Basic	$ 2.22
Diluted	$ 2.22

Sale of DreamWorks Live-Action Film Library

Among the assets acquired with the purchase of DreamWorks was a live-action film library consisting of 59 films released through September 16, 2005. In May 2006, the Company sold a 51% controlling interest in DW Funding, the entity which owns the live-action library, to Soros Strategic Partners LP (“Soros”) and Dune Entertainment II LLC (“Dune”). The Company received $675 million net proceeds, after considering closing

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

adjustments, which was principally utilized to repay notes acquired as part of the DreamWorks acquisition. No gain or loss was recognized in connection with the sale of the controlling interest in DW Funding as the sale of the live-action film library was contemplated at the time of the DreamWorks acquisition. The Company retained a 49% minority equity interest in DW Funding and has certain rights and obligations to reacquire the library nine months prior to the fifth anniversary of the date of sale or August 2010. Specifically, the Company is subject to a put option where it can be required to repurchase the 51% interest of DW Funding it does not own at fair market value. The Company also has a corresponding fair market value call option. In connection with the sale of DW Funding, the Company also guaranteed certain debt of DW Funding. See Note 5 and Note 18 for additional information.

In connection with the sale of the controlling interest in DW Funding, Paramount and its international affiliates retained the exclusive distribution rights to previously released DreamWorks films for a five-year period, renewable under certain circumstances, for which Paramount receives distribution fees.

Other Business Combinations

In 2008 and 2007, the Company invested $225 million and $15 million in acquisitions, respectively. Included in the 2008 amount is $150 million for an earn-out payment related to the Company’s acquisition of Harmonix Music Systems Inc. (“Harmonix”).

In October 2006, the Company acquired Harmonix, the developer of Guitar Hero and other music gaming titles for an initial payment of $175 million. The acquisition agreement provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric through 2008, former Harmonix shareholders are eligible for incremental earn-out payments with respect to the years ended December 31, 2007 and December 31, 2008. In 2008, the Company paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The 2008 earn-out payment, payable in 2009, will depend on the final assessment of performance and is expected to be less than the 2007 earn-out payment.

During 2006, the Company also acquired additional interests in four entities previously accounted for under the equity method of accounting. All additional interests were acquired for aggregate cash consideration, net of cash acquired, of $100 million. The Company began consolidating such interests upon acquisition of each respective controlling interest within its Media Networks segment.

The pro forma impact of these and other business combinations completed during each of the years ended December 31, 2008, 2007 and 2006, either individually or in the aggregate, were not material to the Company.

NOTE 5. INVESTMENTS

At December 31, 2008 and 2007, the Company had equity method investments totaling $238 million and $266 million, respectively, which are included in Other assets in the Consolidated Balance Sheets. In August 2007, the Company contributed a $230 million non-interest bearing note payable and certain assets related to MTV’s URGE digital music service for a 49% stake in Rhapsody America LLC, a newly formed venture with RealNetworks, Inc. In November 2007, the Company established a joint venture (“Viacom 18”) with Network18 Fincap Limited (“Network18”), a leading entertainment and media company in India, through the Company’s contribution of its existing MTV Networks’ India operations, with cash and other consideration contributed to the venture by Network18.

During 2007, the Company sold its non-controlling investment in MTV Russia, an international equity affiliate, for $191 million and recognized a pre-tax gain on the sale of $151 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Investments in Variable Interest Entities

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets to expand the reach of its brands, develop new programming and/or distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a variable interest entity. In determining whether the Company is the primary beneficiary pursuant to FIN 46(R) of those variable interest entities, it considers quantitative and qualitative factors as further described below.

Unconsolidated Variable Interest Entities

The Company has a number of unconsolidated investments in which it holds a non-controlling ownership interest. These arrangements are typically entered into with strategic partners and contain the following governance provisions: (i) the funding of the venture is provided by the equity holders pro rata based on their ownership interest; (ii) the investments are initially funded to meet short-term working capital requirements with funding commitments provided by the partners to fund future operating needs; (iii) commercial arrangements between the Company, the venture and other related parties are negotiated between the parties and are believed to be at market rates; and (iv) voting rights are consistent with the equity holders’ rights and obligations to share in the profits and losses of the variable interest entity. In connection with these investment arrangements the Company does not hold a majority of the equity interest, it does not absorb a majority of the expected losses or residual returns, and therefore does not qualify as the primary beneficiary. Accordingly, these investments are accounted for under the equity method of accounting and are included in Other assets in the Consolidated Balance Sheets. In these arrangements, the Company’s risk of loss is typically limited to its carrying value and future funding commitments.

As discussed in Note 4 above, the Company acquired 100% of DreamWorks on January 31, 2006. Included as part of such acquisition was a live-action film library which was legally owned by DW Funding, a wholly owned subsidiary of DreamWorks. In May 2006, the Company sold a 51% controlling interest in DW Funding to Soros Strategic Partners LP (“Soros”) and Dune Entertainment II LLC (“Dune”), and retained a 49% interest. The Company acquired DreamWorks with the intention of selling the live-action film library close to or concurrently with the closing of the acquisition, but ultimately, the buyers sought terms which called for the Company to retain an interest in the film library. In connection with the sale, DW Funding entered into senior borrowings with a third party and mezzanine financings with Soros and Dune, the proceeds of which were utilized to fund the cash paid to the Company for the sale of its controlling interest in DW Funding. As further described in Note 18, the Company has guaranteed certain mezzanine financing of DW Funding provided by Soros and Dune. Based upon the level of equity investment at risk, the Company determined that DW Funding was a variable interest entity as defined within FIN 46(R). In order to assess whether the Company would absorb the majority of expected losses, the Company quantitatively computed the expected losses to be absorbed by each of the variable interest holders and determined that the variable interest which it held, including the debt guaranteed, would not result in the Company absorbing the majority of expected losses of DW Funding. Based on the quantitative analysis and after considering qualitative factors including the nature and purpose of the transaction, the Company determined it was not the primary beneficiary of DW Funding. As a result, the Company accounts for its investment under the equity method of accounting.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2008, in addition to the Company’s aggregate investment carrying value in VIEs of $180 million, it has future contractual funding commitments of $235 million as well as $53 million recorded for its guarantee related to DW Funding. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions is further described in Note 17.

Consolidated Variable Interest Entities

In April 2008, MTV Networks’ Hispanic oriented cable network MTV Tr3s acquired an interest in a television broadcaster to expand its reach to Hispanic audiences in the Los Angeles and other southwest markets where the target company held broadcast licenses. The Company acquired a 33% non-voting equity interest in the broadcaster and has certain rights and funding obligations related to its investment, including the guarantee of third-party bank debt. The Company has determined that it is the primary beneficiary as it will absorb the majority of losses through its equity interest and via its guarantee of third-party bank debt. Accordingly, the Company consolidates the entity. As of December 31, 2008, there are $103 million of assets and $78 million of liabilities in respect of this entity included within the Company’s Consolidated Balance Sheet. The impact of the operating results of this consolidated variable interest entity was not significant to the Company’s revenues, expenses or operating income for the year ended December 31, 2008.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

For the years ended December 31, 2008 and 2007, the changes in the book value of goodwill by segment were as follows:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total

Balance at December 31, 2006	$9,494	$1,643	$11,137
Additions	4	—	4
Purchase price adjustments	236	(49)	187
Foreign currency translation	47	—	47

Balance at December 31, 2007	9,781	1,594	11,375
Additions	21	31	52
Purchase price adjustments	40	—	40
Foreign currency translation	3	—	3

Balance at December 31, 2008	$9,845	$1,625	$11,470

Goodwill increased by $95 million and $238 million during 2008 and 2007, respectively. The Media Networks purchase price adjustments in both years principally reflect the accrual of contingent consideration related to the Harmonix acquisition, which is further described in Note 4 above.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangibles

The following table details the Company’s intangible asset balances by major asset classes:

Intangibles (in millions)	December 31,
	2008	2007

Finite lived intangible assets:
Subscriber agreements	$ 61	$ 56
Film distribution and fulfillment services	344	343
Other intangible assets	359	368

Total finite lived intangible assets	764	767
Less accumulated amortization	(303)	(220)

Finite lived intangible assets, net	$ 461	$ 547

Trademarks and other, indefinite lived	213	137

Total intangibles, net	$ 674	$ 684

Amortization expense relating to intangible assets was $141 million in 2008, $143 million in 2007, and $135 million in 2006. The 2008 expense includes an impairment charge of $32 million related to certain intangibles in the Media Networks segment. See Note 15 for additional information. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization at December 31, 2008 to be as follows for each of the next five years:

Amortization of Intangibles (in millions)	2009	2010	2011	2012	2013

Amortization expense	$ 108	$ 105	$ 86	$ 58	$ 51

NOTE 7. INVENTORY

Inventory (in millions)	December 31,
	2008	2007

Film Inventory:
Released, net of amortization	$ 840	$ 760
Completed, not yet released	263	268
In process and other	826	860

Total film inventory, net	1,929	1,888

Programming Inventory:
Original programming, net of amortization	1,253	1,303
Acquired program rights, net of amortization	1,474	1,424
Merchandise and other inventory, net of allowance of $119 and $107	358	220

Total inventory, net	5,014	4,835
Less current portion of inventory, net	(881)	(727)

Total inventory-noncurrent, net	$4,133	$4,108

The Company expects to amortize approximately $1.166 billion of original programming and film inventory, including released and completed but not yet released during the year ending December 31, 2009 using the individual-film-forecast computation method. In addition, the Company expects to amortize 80% of unamortized released original programming and film inventory, excluding acquired film libraries, at December 31, 2008 within the next three years. As of December 31, 2008, unamortized film libraries of approximately $70 million remain to be amortized on a straight-line basis over an average remaining life of five years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	December 31,
	2008	2007
Senior Notes and Debentures:
Senior notes due 2009, 3 month LIBOR + 0.35%, reset quarterly	$ 750	$ 750
Senior notes due 2011, 5.750%	1,496	1,494
Senior notes due 2016, 6.250%	1,495	1,495
Senior notes due 2017, 6.125%	497	497
Senior debentures due 2036, 6.875%	1,734	1,733
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	136	170
Commercial paper	—	56
Credit facility	650	750
Capital leases and other obligations	246	303

Total long-term debt	8,002	8,246
Less current portion of long-term debt	(105)	(187)

Total non-current portion of long-term debt	$7,897	$8,059

Senior Notes and Debentures

In October 2007, the Company sold $500 million aggregate principal amount of 6.125% Senior Notes due 2017 at a price equal to 99.286% of the principal amount and $250 million aggregate principal amount of 6.750% Senior Debentures due 2037 at a price equal to 99.275% of the principal amount. The total discount on the sale of these instruments was $5 million. The Company used the total cash proceeds, net of discount and offering expenses, of $740 million to repay amounts outstanding under its revolving credit facility and its commercial paper program. The Senior Notes due 2017 and the Senior Debentures due 2037 provide for a possible acceleration of the obligation in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. The Senior Notes due in June 2009 are classified as long-term debt as the Company has the intent and ability, through utilization of its $3.25 billion revolving facility due December 2010, which is further described below, to refinance this debt.

At December 31, 2008 and 2007, the total unamortized discount related to the fixed rate Senior Notes and Debentures was $30 million and $33 million, respectively. Based on the level of interest rates prevailing at December 31, 2008, the carrying value of the Company’s Senior Notes and Debentures exceeded its fair market value by $1.070 billion.

Note Payable

In 2007, the Company issued a $230 million non-interest bearing note payable ($190 million, discounted at a rate of 5.8% with quarterly principal payments fully amortizing in 2013) related to its investment in Rhapsody America, LLC, a newly formed venture with RealNetworks, Inc. At December 31, 2008, the total remaining principal balance on the note was $161 million, including an unamortized discount of $25 million.

Commercial Paper

At December 31, 2008, the Company had no commercial paper outstanding. At December 31, 2007, the outstanding commercial paper had a weighted average interest rate of 5.95% and a weighted average maturity of less than 30 days. The Company typically classifies commercial paper as long-term debt as the Company has the intent and ability through utilization of the $3.25 billion revolving facility due December 2010 to refinance this facility.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Credit Facility

At December 31, 2008 and 2007, the Company had a single $3.25 billion revolving facility due December 2010. The primary purpose of the facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under the revolving facility are determined at the time of each borrowing and are based generally on the LIBOR plus a margin based on the senior unsecured credit rating of the Company. A facility fee is paid based on the total amount of the commitments. In addition, the Company may borrow in certain foreign currencies up to specified limits under the revolving facility.

The credit facility contains typical covenants for an investment grade company. The principal financial covenant requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which it met at December 31, 2008. As of December 31, 2008, it was approximately 7.0x.

The Company’s scheduled maturities of long-term debt at face value, excluding capital leases, outstanding at December 31, 2008 were as follows:

Maturities of Long-term Debt Excluding Capital Leases (in millions)	2009	2010	2011	2012	2013	2014 — Thereafter

Long-term debt	$815	$715	$1,531	$—	$73	$4,750

NOTE 9. FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company conducts business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Foreign currency forward contracts are used to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the Japanese Yen and the Canadian Dollar. The change in fair value of the non-designated contracts is included in current period earnings as part of Other items, net. Additionally, from time to time the Company designates forward contracts to hedge future production costs as cash flow hedges or a hedge of the foreign currency exposure of a net investment in a foreign operation. The Company manages the use of foreign exchange derivatives centrally.

At December 31, 2008, the notional value of all foreign exchange contracts was $3 million which related to the hedging of future production costs. At December 31, 2007, the notional value of all foreign exchange contracts was $127 million, of which $26 million related to the hedging of future production costs. The remaining $101 million represented economic hedges of underlying foreign currency balances and expected foreign currency net cash flows and investment hedges.

A portion of the Company’s interest expense is exposed to movements in short-term rates. Interest rate hedges may be used to modify this exposure at the discretion of the Company. As of December 31, 2008 and 2007, there were no interest rate hedges outstanding. During 2007 and 2006, the Company had entered into $350 million and $2.350 billion, respectively, notional amount of interest rate hedges to reduce the variability of cash flows attributable to changes in the benchmark interest rate of future debt issuances. The Company terminated the hedges during the same years, resulting in cash proceeds to the Company of approximately $1 million and $88 million, respectively that was principally recorded as a component of other comprehensive income, net of tax. At December 31, 2008 and 2007, $44 million and $48 million, respectively, is included in Accumulated other comprehensive (loss) income and is being recognized as a reduction of interest expense, net over the life of the related senior notes and debentures.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2008:

Financial Asset (Liability) (in millions)	December 31, 2008	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Marketable securities	$ 56	$56	$—	$ —
Other financial instruments	(53)	—	—	(53)

Total	$ 3	$56	$—	$(53)

The $53 million financial instrument measured using significant unobservable inputs relates to the Company’s guarantee of certain debt of DW Funding as more fully described in Note 18. The change in fair value during the reporting period is reflected as a component of Other items, net within the Company’s Consolidated Statements of Earnings. During 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statement of Earnings.

NOTE 10. RECEIVABLES

At December 31, 2008 and 2007 Receivables, net (including retained interests in securitizations) were as follows:

Receivables, Net (Including Retained Interests in Securitizations) (in millions)	December 31,
	2008	2007

Securitized pools of trade receivables	$2,348	$2,259
Interests in securitizations sold to third parties	(950)	(950)

Retained interests in securitizations	1,398	1,309
Receivables not subject to securitizations	972	1,410

Receivables, including retained interests in securitizations	2,370	2,719
Less allowance	(99)	(102)

Total receivables, net	$2,271	$2,617

The terms of the revolving securitization arrangements require that the receivable pools meet certain performance ratios. At December 31, 2008 and 2007 the Company was in compliance with the required ratios, or has obtained the necessary waivers, under the receivable securitization programs. The financial cost of funding and the cash flow impact of the securitization programs to the Company’s operating cash flows are included in Note 19.

The Company does not believe its receivables represent significant concentrations of credit risk at December 31, 2008, due to the wide variety of customers, markets and geographic areas from which the Company derives its revenue. While the Company is exposed to credit loss in the event of nonpayment by its customers, the Company believes its allowance for doubtful accounts is sufficient to cover any anticipated nonpayment by customers.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock

The Viacom Board of Directors has the power to issue shares of authorized but unissued Class A common stock and Class B common stock without further stockholder action, subject to the requirements of applicable law and stock exchanges. Viacom’s certificate of incorporation authorizes 375 million shares of Class A common stock and 5 billion shares of Class B common stock. The number of authorized shares of Class A common stock and Class B common stock could be increased with the approval of the stockholders of a majority of the outstanding shares of Class A common stock and without any action by the holders of shares of Class B common stock.

The following is a description of the material terms of Viacom’s capital stock. The following description is not meant to be complete and is qualified by reference to Viacom’s certificate of incorporation and bylaws and Delaware General Corporation Law.

Voting Rights—Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock do not have any voting rights, except as required by Delaware law. Generally, all matters to be voted on by Viacom stockholders must be approved by a majority of the aggregate voting power of the shares of Class A common stock present in person or represented by proxy, except as required by Delaware law.

Dividends—Stockholders of Class A common stock and Class B common stock will share ratably in any cash dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock. Viacom does not currently pay a cash dividend, and any decision to pay a cash dividend in the future will be at the discretion of the Board of Directors and will depend on many factors.

Conversion—So long as there are 5,000 shares of Class A common stock outstanding, each share of Class A common stock will be convertible at the option of the holder of such share into one share of Class B common stock.

Liquidation Rights—In the event of liquidation, dissolution or winding-up of Viacom, all stockholders of common stock, regardless of class, will be entitled to share ratably in any assets available for distributions to stockholders of shares of Viacom common stock subject to the preferential rights of any outstanding preferred stock.

Split, Subdivisions or Combination—In the event of a split, subdivision or combination of the outstanding shares of Class A common stock or Class B common stock, the outstanding shares of the other class of common stock will be divided proportionally.

Preemptive Rights—Shares of Class A common stock and Class B common stock do not entitle a stockholder to any preemptive rights enabling a stockholder to subscribe for or receive shares of stock of any class or any other securities convertible into shares of stock of any class of Viacom.

Preferred Stock

The Company’s capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At December 31, 2008 and 2007, none of the 25 million authorized shares of the preferred stock are issued and outstanding.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Comprehensive Income (Loss)

Total changes in stockholders’ equity are included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The pre-tax and after-tax components of Other comprehensive income (loss) are as follows:

Other Comprehensive Income (Loss) (in millions)	Pre-Tax	Tax	After-Tax

Year ended December 31, 2006

Translation adjustments	$ 72	$ —	$ 72
Unrealized gain (loss) on securities	2	(1)	1
Cash flow hedges	82	(32)	50
Minimum pension adjustment	20	(8)	12

	$ 176	$(41)	$ 135

Year ended December 31, 2007

Translation adjustments	$ 69	$ —	$ 69
Unrealized gain (loss) on securities	(5)	2	(3)
Cash flow hedges	(3)	1	(2)
Defined benefit pension plans	29	(13)	16

	$ 90	$(10)	$ 80

Year ended December 31, 2008

Translation adjustments	$ (90)	$ —	$ (90)
Unrealized gain (loss) on securities	(1)	1	—
Cash flow hedges	(6)	2	(4)
Defined benefit pension plans	(194)	75	(119)

	$(291)	$ 78	$(213)

The components of Accumulated other comprehensive (loss) income are as follows:

Accumulated Other Comprehensive (Loss) Income (in millions)	December 31,
	2008	2007	2006

Translation adjustments	$ 24	$114	$ 45
Unrealized (loss) gain on securities	(2)	(2)	1
Cash flow hedges	44	48	50
Pension and post retirement related amounts(1)	(153)	(34)	(50)

	$ (87)	$126	$ 46

(1)	See Note 14 for additional information.

NOTE 12. STOCK REPURCHASE PROGRAM

From June 23, 2007 to December 31, 2008, the Company repurchased shares of its Class B common stock under a $4.0 billion stock repurchase program. From January 2006 until June 22, 2007, the Company repurchased shares under a $3.0 billion stock repurchase program. In connection with the programs, the Company entered into an agreement with NAI and NAIRI (the “NAIRI Agreement”) pursuant to which the Company agreed to buy from NAI and NAIRI, and they agreed to sell to the Company, a number of shares of its Class B common stock each month such that the ownership percentage of its Class A common stock and Class B common stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of the Company’s

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

purchase of shares under the program. The NAIRI Agreement was terminated in October 2008. Since December 31, 2008, the Company has not purchased any shares under its stock repurchase program, but may resume purchases in the future based on a variety of factors.

For the year ended December 31, 2008, 35.1 million shares were repurchased in the open market under the $4.0 billion program for an aggregate purchase of $1.099 billion and an additional 3.6 million shares were purchased under the NAIRI Agreement with NAI for an aggregate purchase price of $124 million. A liability of $24 million was accrued in the Company’s Consolidated Balance Sheet at December 31, 2007 for the obligation to repurchase committed shares not yet settled at the balance sheet date.

NOTE 13. STOCK BASED COMPENSATION

The Company’s 2006 Long-Term Management Incentive Plan (the “LTMIP”) provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), unrestricted shares of Class B Common Stock, phantom shares, dividend equivalents, performance awards (including performance share units (“PSUs”)) and other awards, or a combination of any of the above. In addition, the Company’s director equity plans provide for automatic grants of stock options and RSUs to outside directors each year.

The Company has primarily granted stock options and RSUs to employees. Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. RSUs typically vest ratably over a four-year period from the date of the grant. In 2007, the Company began granting PSUs to its most senior executives with the target number of PSUs granted to each executive representing the right to receive one share of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of the Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for the measurement period, in which case the executive would receive a percentage of the target award.

Conversion in the Separation

In connection with the separation, all outstanding unexercised options to purchase shares of Former Viacom Class B common stock and all outstanding RSUs of Former Viacom Class B common stock held by an individual who was an employee or director of Former Viacom immediately prior to the effective date and became an employee or director of Viacom immediately following the separation were converted into options to purchase shares of Viacom Class B common stock and RSUs of Viacom Class B common stock, respectively. The Former Viacom stock options were converted in a manner designed to preserve their intrinsic value, in each case determined immediately prior to the separation, and the Former Viacom RSUs were converted in a manner designed to preserve their value. To accomplish this, adjustments were made to the number of stock options and the option exercise prices, and the number of RSUs. The conversion of Former Viacom stock options and RSUs to stock options and RSUs of the Company did not require the recognition of compensation expense as the value of the respective awards remained unchanged.

Upon the exercise of a stock option award or the vesting of RSUs, Class B Common Shares are issued from authorized but unissued shares or from treasury stock. At December 31, 2008, the Company had 151.5 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

grants as of December 31, 2008 and December 31, 2007 approximated 40.9 million and 32.8 million, respectively, assuming that PSU awards are paid at target.

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

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense (in millions)	Year Ended December 31,
	2008	2007	2006

Recognized in earnings:
Stock options	$42	$46	$57
Restricted share units	34	29	23
Performance share units	23	11	—

Total compensation cost in earnings	$99	$86	$80

Tax benefit recognized	$37	$33	$30
Capitalized stock based compensation expense	$14	$11	$ 7

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of volatility is principally based upon implied volatilities from traded options. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date:

	Year Ended December 31,
Key Assumptions	2008	2007	2006
Weighted average fair value of grants	$11.50	$12.20	$9.88
Weighted average assumptions:
Expected stock price volatility	30.3%	20.9%	24.2%
Expected term of options (in years)	5.0	4.7	4.0
Risk-free interest rate	3.3%	4.8%	4.9%
Expected dividend yield	—	—	—

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information about the Company’s stock option transactions:

	2008		2007		2006
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at the beginning of the year	43,741.5	$49.69	48,316.8	$48.77	41,423.1	$51.22
Granted	4,748.0	35.28	4,269.6	43.85	10,849.9	36.92
Exercised	(115.0)	23.83	(3,698.6)	28.17	(1,628.1)	28.09
Forfeited or expired	(6,355.7)	49.54	(5,146.3)	51.67	(2,328.1)	51.65

Outstanding at the end of the year	42,018.8	$48.15	43,741.5	$49.69	48,316.8	$48.77

Exercisable at the end of the year	31,144.6	$51.44	33,435.5	$52.24	35,259.2	$52.45

The weighted average remaining contractual life of stock options outstanding and exercisable, respectively, at December 31, 2008 is 4 years and 3 years. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 is $0. Stock options granted for the year ended December 31, 2006 include approximately 685,300 options issued in connection with the DreamWorks acquisition.

The following table summarizes information relating to stock option exercises during the periods presented:

Stock Option Exercises (in millions)	Year Ended December 31,
	2008	2007	2006

Proceeds from stock option exercises	$3	$104	$46
Intrinsic value	$2	$ 51	$16
Tax benefit	$1	$ 17	$ 6

Total unrecognized compensation cost related to unvested stock option awards at December 31, 2008 is approximately $89 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years.

Restricted Share Units

The following table summarizes activity relating to the Company’s RSUs:

	2008		2007		2006
Restricted Share Units (number of options in thousands)	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value

Unvested at the beginning of the year	2,582.2	$40.46	2,393.4	$38.75	1,050.6	$46.24
Granted	1,410.7	35.31	1,112.1	43.52	1,975.5	35.59
Vested	(846.0)	40.72	(620.9)	39.86	(477.4)	42.79
Forfeited	(267.1)	39.42	(302.4)	40.54	(155.3)	36.75

Unvested at the end of the year	2,879.8	$37.95	2,582.2	$40.46	2,393.4	$38.75

The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at December 31, 2008 is 1 year and $55 million, respectively. At December 31, 2008, 69,219 RSUs were vested and deferred with a weighted average grant date fair value of $46.20 and an aggregate intrinsic value of $1 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In May 2006, the Company made a non-recurring award under the LTMIP of 752,300 RSUs subject to performance and/or market conditions with time vesting to its senior executives. The grant date discounted fair value for the RSUs subject to both market and performance conditions was computed using a Monte Carlo model. The grant date fair value for RSUs subject to performance conditions and time vesting is the underlying share price on the date of grant. Compensation cost is being recognized over the requisite service period and includes the impact of the one-time performance goal that has already been met.

The fair value of RSUs vested during the years ended December 31, 2008, 2007 and 2006 was $29 million, $29 million and $14 million, respectively. Total unrecognized compensation cost related to RSUs at December 31, 2008 is approximately $77 million and is expected to be recognized over a weighted-average period of 2 years.

Performance Share Units

The grant date fair value for the PSUs subject to the market and performance condition indicated earlier in this note with time vesting is computed using a Monte Carlo model to estimate the total return ranking of Viacom among the S&P 500 Index companies on the date of grant over the performance periods. Compensation cost assumes all performance goals will be met and is being recognized as the requisite service period is fulfilled.

The following table summarizes activity relating to the Company’s PSUs:

	2008		2007
Performance Share Units (number of shares in thousands)	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value

Unvested at the beginning of the year	635.5	$65.19	—	$ —
Granted	704.6	57.82	638.5	65.13
Vested	(2.5)	51.59	(0.2)	51.59
Forfeited	(19.2)	46.21	(2.8)	51.59

Unvested at the end of the year	1,318.4	$61.56	635.5	$65.19

The total weighted average contractual life and aggregate intrinsic value of nonvested PSUs at December 31, 2008 is 2 years and $25 million, respectively. The fair value of PSUs vested during the years ended December 31, 2008 and 2007 was not material. Total unrecognized compensation cost related to PSUs at December 31, 2008 is approximately $42 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years.

Other Share Based Payments

In September 2006, the Company announced that it had entered into an amended employment agreement with the Executive Chairman of the Board of Directors and Founder. As part of the agreement, $9 million of deferred compensation balance that was principally invested in a stable value fund was converted into stock option equivalents. The stock option equivalents have an exercise price of $37.55, equal to the closing price of the Class B shares on September 27, 2006, vest in equal annual installments over four years, have a term of eight years and will be settled upon exercise in cash. Accordingly, value will only be realized to the extent the price of the Class B shares is higher than the exercise price at the time the stock option equivalents are exercised. As a result of the conversion, the Company has reversed the previously accrued deferred compensation liability as a component of selling, general and administrative expenses for the year ended December 31, 2006. The Company will recognize compensation expense over the vesting period utilizing the fair value of the stock option equivalents measured at each reporting date in accordance with FAS 123(R). Compensation relating to the stock option equivalents of $3 million of income and $3 million of expenses is included in the results of operations for the years ended December 31, 2008 and 2007, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

FAS 158, adopted as of December 31, 2006, requires the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post-employment benefit plans on the balance sheet. Overfunded plans are recognized as assets and, correspondingly, underfunded plans are recognized as liabilities. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of Accumulated other comprehensive (loss) income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Additional minimum pension liabilities (“AML”) and related intangible assets were also derecognized upon adoption of the new standards.

The following table summarizes the effect of required changes in the AML as of December 31, 2006 prior to the adoption of FAS 158, as well as the impact of the initial adoption of FAS 158:

(in millions)	December 31, 2006 prior to AML and FAS 158 Adjustment	Net AML Adjustments	FAS 158 Adjustment	December 31, 2006 Adjusted

Other assets	$ 569	$ (4)	$ —	$ 565
Deferred tax liabilities, net	$ 172	$ 8	$(25)	$ 155
Other liabilities – noncurrent	$1,318	$(23)	$ 64	$1,359
Accumulated other comprehensive income	$ 73	$ 12	$(39)	$ 46

A December 31st measurement date is used for all pension and other postretirement benefit plans. The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension and postretirement benefit plans:

	Year Ended December 31,
Change in Benefit Obligation (in millions)	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
Benefit obligation, beginning of period	$535	$512	$10	$11

Service cost	35	34	1	1
Interest cost	34	30	1	1
Actuarial loss/(gain)	55	(33)	1	(2)
Benefits paid	(10)	(9)	(1)	(1)
Cumulative translation adjustments	(1)	1	—	—

Benefit obligation, end of period	$648	$535	$12	$10

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Year Ended December 31,
Change in Plan Assets	2008	2007	2008	2007
(in millions)	Pension Benefits		Postretirement Benefits
Fair value of plan assets, beginning of period	$ 312	$265	$—	$—

Actual return on plan assets	(114)	12	—	—
Employer contributions	44	43	1	1
Benefits paid	(10)	(9)	(1)	(1)
Cumulative translation adjustments	(1)	1	—	—

Fair value of plan assets, end of period	$ 231	$312	$—	$—

	December 31,
Funded status	2008	2007	2008		2007
(in millions)	Pension Benefits		Postretirement Benefits

Funded status(1)	$(417)	$(223)		$(12)		$(10)

(1)	These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.

Additional Information

Accumulated Benefit Obligation

The Company’s pension plans have an accumulated benefit obligation in excess of plan assets as set forth below:

Accumulated Benefit Obligation	December 31,
(in millions)	2008	2007

Projected benefit obligation	$648	$535
Accumulated benefit obligation	$553	$466
Fair value of plan assets	$231	$312

Net Periodic Benefit Costs

Net periodic benefit cost for the Company under Viacom’s pension and postretirement benefit plans consists of the following:

	Year Ended December 31,
Net Periodic Benefit Costs	2008	2007	2006	2008	2007	2006
(in millions)	Pension Benefits			Postretirement Benefits

Service cost	$ 35	$ 34	$ 32	$1	$1	$1
Interest cost	34	30	28	1	1	1
Expected return on plan assets	(27)	(21)	(17)	—	—	—
Recognized actuarial loss	3	3	6	—	—	—

Total periodic benefit costs	$ 45	$ 46	$ 49	$2	$2	$2

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The items not yet recognized as a component of net periodic pension cost are:

	Year Ended December 31,
Unrecognized Pension Cost (in millions)	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits

Unrecognized prior service cost	$ 1	$ 1	$—	$—
Unrecognized actuarial loss	246	53	1	—

Total	$247	$54	$ 1	$—

The amounts recognized in Other comprehensive loss during the year are:

	Year Ended December 31,
Other Comprehensive Loss	2008	2008
(in millions)	Pension Benefits	Postretirement Benefits

Net actuarial loss	$196	$ 1
Recognized actuarial loss	(3)	—

Total loss recognized in other comprehensive income (before tax effects)	$193	$ 1

The amounts in Accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

(in millions)	Pension	Postretirement	Total

Actuarial loss	$21	$—	$21

	Year Ended December 31,
	2008	2007	2008	2007
Key Assumptions	Pension Benefits		Postretirement Benefits

Weighted-average assumptions – benefit obligations
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Weighted-average assumptions – net periodic costs
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $2 million on 2008 pension expense and would change the projected benefit obligation by approximately $20 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $1 million on pension expense.

The following assumptions were also used in accounting for postretirement benefits:

Key Assumptions for Postretirement Benefits	2008	2007

Projected health care cost trend rate for participants age 65 and below	9.00%	9.00%
Projected health care cost trend rate for participants above age 65	10.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved for participants age 65 and below	2017	2016
Year ultimate trend rate is achieved for participants above age 65	2019	2018

Although not expected to be significant to the Company’s Consolidated Financial Statements, the assumed health care cost trend rates could have a significant effect on the specific amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would not have any significant impact on the Company’s total service interest cost and accumulated postretirement benefit obligation.

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

The percentage of asset allocations of the Company’s pension plans at December 31, 2008 and 2007, by asset category were as follows:

Asset Allocations of Pension Plans	December 31,
	2008	2007

Equity securities	61%	66%
Debt securities	39	33
Cash and other	—	1

Total	100%	100%

Viacom Class B common stock represents approximately 2.2% and 3.8% of the plan assets fair values at December 31, 2008 and 2007, respectively.

Future Benefit Payments and Contributions

The estimated future benefit payments are as follows:

Future Benefit Payments (in millions)	2009	2010	2011	2012	2013	2014 – 2018

Pension benefits	$12	$13	$14	$17	$18	$128
Postretirement benefits	$ 1	$ 1	$ 1	$ 1	$ 1	$ 6

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company expects to contribute approximately $100 million to the pension plans in 2009.

Other Pension Plans

Certain employees of the Company under collective bargaining agreements participate in union-sponsored multi-employer plans to which Viacom is obligated to contribute. These plans provide pension and health and welfare benefits. The contributions to these plans were $3 million and $5 million in 2008 and 2007, respectively. In addition, Viacom has defined contribution plans for the benefit of substantially all the Company’s employees meeting certain eligibility requirements. Viacom and Former Viacom contributions to such plans were $18 million, $17 million and $15 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15. RESTRUCTURING AND OTHER CHARGES

To better align the Company’s organization and cost structure with current economic conditions, the Company undertook a strategic review of its businesses in the fourth quarter of 2008 which resulted in an aggregate of $454 million of restructuring and other charges. In addition to broad adverse economic conditions, the fourth quarter strategic review considered the emergence of sustained softness in the advertising market and ratings issues at certain channels in the Media Networks segment, and the Filmed Entertainment segment’s decision to reduce its future film slate.

The December 2008 restructuring plan included workforce reductions of 890 positions across its domestic and international operations and resulted in an associated restructuring charge of $103 million. The charge includes $80 million for severance, principally consisting of one-time benefits for terminated employees and $23 million related to lease termination costs. The plan was substantially completed in 2008 and is expected to involve cash payments of approximately $92 million, of which $7 million was paid in 2008. At December 31, 2008, the remaining liability is $85 million.

In conjunction with the strategic review, the Company also assessed the effectiveness of its programming and motion pictures not yet released. As a result of the assessment, the Media Networks segment recorded a charge of $286 million principally related to management’s decision to cease use of certain acquired and original programming which was no longer achieving desired audience levels and/or branding objectives. The charge reflects the acceleration of amortization of such programming into the fourth quarter consistent with the decision to discontinue airing of the respective programs subsequent to the fourth quarter of 2008. The Filmed Entertainment segment recorded a charge of $19 million primarily related to pre-release write downs related to certain completed but not yet released films produced under the Paramount Vantage label. As a result of the restructuring, management changed its release strategy for these films, resulting in future revenue estimates falling below their cost.

In addition to the above, $32 million of impairment charges were taken related primarily to finite-lived broadcast licenses in the Media Networks segment. One of the licenses was abandoned due to a change in strategy of distribution in a foreign territory and others became impaired due to a sustained deterioration in the advertising markets that supported the broadcast licenses. The fair value of these licenses was determined utilizing a discounted cash flow income approach model. The Filmed Entertainment segment also incurred $14 million of charges principally related to the abandonment of certain film development rights.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the 2008 restructuring and other charges by segment are as follows:

2008 Restructuring and Other Charges (in millions)	Media Networks	Filmed Entertainment	Corporate	Total

Severance and lease termination costs	$ 71	$29	$3	$103
Programming and film inventory	286	19	—	305
Asset impairments and other	32	14	—	46

Total	$389	$62	$3	$454

The components of the 2008 restructuring and other charges are included in the Consolidated Statement of Earnings as follows:

2008 Restructuring and Other Charges (in millions)	Operating	Selling, General and Administrative	Depreciation and Amortization	Total

Severance and lease termination costs	$ —	$94	$ 9	$103
Programming and film inventory	305	—	—	305
Asset impairments and other	14	—	32	46

Total	$319	$94	$41	$454

In the first quarter of 2007, MTV Networks commenced restructuring actions affecting its domestic and international operations. Restructuring charges, principally severance, of $77 million were incurred for the year ended December 31, 2007, and have been included within selling, general and administrative expenses. During 2008, approximately $18 million was paid out under the plan and the remaining liability is $3 million as of December 31, 2008.

During 2006, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer resigned. As a result, and in accordance with the terms of their employment and separation agreements, the Company incurred aggregate separation charges of approximately $72 million with respect to the resignation of the President and Chief Executive Officer, including $10 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted and $11 million, including $2 million of stock based compensation as a result of the accelerated vesting of equity awards previously granted, with respect to the resignation of the Executive Vice President and Chief Financial Officer. These charges, net, have been included within Corporate in Selling, general and administrative expenses. Also in 2006, severance charges of $15 million were incurred in the Media Networks segment as a result of the restructuring of certain international operations. During 2008, approximately $13 million was paid out under the plan with a remaining liability of $11 million at December 31, 2008.

Payments of $7 million were made in 2008 related to plans initiated prior to 2006, and adjustments to amounts accrued associated with such plans resulted in revisions of $(3) million to the initial charge, with a remaining liability of $6 million at December 31, 2008.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The restructuring charges gave rise to certain future liabilities, the components of which are detailed below for the three years ended December 31, 2008:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
Balance at December 31, 2005	$ 52	$ 23	$ —	$ 75
Additions	15	—	83	98
Severance payments	(26)	(22)	(3)	(51)
Lease payments	(1)	—	—	(1)
Other payments	(5)	—	—	(5)
Revisions to initial estimates	(6)	(1)	—	(7)

Balance at December 31, 2006	29	—	80	109
Additions	77	—	—	77
Severance payments	(59)	—	(47)	(106)
Lease payments	(3)	—	—	(3)
Other payments	(7)	—	(9)	(16)

Balance at December 31, 2007	37	—	24	61
Additions	65	27	—	92
Severance payments	(28)	(4)	(13)	(45)
Revisions to initial estimates	(3)	—	—	(3)

Balance at December 31, 2008	$ 71	$ 23	$ 11	$105

NOTE 16. INCOME TAXES

Earnings from continuing operations before provision for income taxes consists of the following:

Pre-tax Earnings from Continuing Operations (in millions)	Year Ended December 31,
	2008	2007	2006

United States	$1,451	$2,143	$1,980
International	404	437	341

Pre-tax earnings from continuing operations	$1,855	$2,580	$2,321

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations (in millions)	Year Ended December 31,
	2008	2007	2006

Current Provision for Taxes on Income:
Federal	$328	$621	$436
State and local	96	129	80
International	167	146	71

Total current provision for income taxes	591	896	587
Deferred provision for income taxes	14	33	153

Provision for income taxes	$605	$929	$740

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended December 31,
Effective Tax Rate	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.4	3.5	3.8
Effect of international operations	(3.8)	(1.6)	(0.4)
Audit settlements	(2.4)	(0.6)	(6.1)
All other, net	0.4	(0.3)	(0.4)

Effective tax rate, continuing operations	32.6%	36.0%	31.9%

During 2008, 2007 and 2006, the Company effectively settled certain tax positions resulting in the release of tax reserves of $55 million, $15 million and $142 million, respectively, and served to reduce the provision for income taxes for those years.

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	December 31,
	2008	2007

Deferred Tax Assets:
Provision for expense and losses	$458	$427
Postretirement and other employee benefits	238	248
Tax credit and loss carryforwards	133	154
All other	198	108

Total deferred tax assets	1,027	937
Valuation allowance	(108)	(126)

Total deferred tax assets, net	$919	$811

Deferred Tax Liabilities:
Property, equipment and intangible assets	$(626)	$(578)
All other	(102)	(90)

Total deferred tax liabilities	(728)	(668)

Deferred taxes, net	$191	$143

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets. During 2008 and 2007, the Company reduced $18 million and $8 million, respectively, of valuation allowances primarily attributable to loss carryforwards resulting from utilizations and certain other adjustments.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2008 and 2007, respectively, the deferred tax assets and liabilities included as a component of the Company’s Consolidated Balance Sheets were as follows:

Deferred Tax Assets (in millions)	December 31,
	2008	2007

Current deferred tax assets, net	$203	$ 248
Noncurrent deferred tax liabilities, net	(12)	(105)

Deferred tax assets, net	$191	$ 143

U.S. federal tax attribute carryforwards at December 31, 2008, consist primarily of approximately $87 million of acquired tax loss carryforwards. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in 2019. In addition, the Company has approximately $181 million of tax losses in various foreign jurisdictions that are primarily from countries with unlimited carry forward periods and $117 million of tax losses that expire in the years 2009 through 2016.

As of December 31, 2008, the Company has not made any provision for income taxes on approximately $846 million of unremitted earnings of the Company’s international subsidiaries. These earnings are intended to be permanently reinvested outside the U.S.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended December 31,
	2008	2007

Balance at beginning of the period	$342	$314
Gross additions based on tax positions related to the current year	57	31
Gross additions for tax positions of prior years	22	61
Gross reductions for tax positions of prior years	(70)	(53)
Expiration of the statute of limitation	—	(11)

Balance at end of the period	$351	$342

As enumerated in the table above, the Company had $351 million and $342 million of unrecognized tax benefits for the years ended December 31, 2008 and 2007, respectively. The total amount of unrecognized tax benefits at December 31, 2008, that if recognized would favorably affect the effective tax rate is approximately $300 million.

As discussed in Note 2, the Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. The Company recognized $17 million and $7 million of interest and penalties as a component of income tax expense for the years ended December 31, 2008 and 2007, respectively. The Company has accruals of $111 million and $94 million related to interest and penalties recorded as a component of Other liabilities current and non-current for the years ended December 31, 2008 and 2007, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For jurisdictions in which tax filings are prepared, with few exceptions, the Company is no longer subject to income tax examinations by state, local or international tax authorities for years through 2000, and by the IRS for years through 2003. For years ending on or prior to December 31, 2005, the Company filed a consolidated tax return with CBS Corporation. The IRS commenced its examination of the Viacom and CBS Corporation U.S. consolidated tax returns for 2004 and 2005 in the fourth quarter of 2006. In connection with the separation and pursuant to the terms of the Tax Matters Agreement, Viacom and CBS Corporation agreed to each be financially responsible for 50% of any potential liabilities that arose in 2005 or earlier, to the extent such potential liabilities were not directly attributable to their respective business operations. As such, Viacom does not control the manner or timing of resolution of potential liabilities that may pertain to CBS Corporation. The Company also received communication in December 2008 of the IRS’ intention to begin its examination of the Company’s 2006 and 2007 U.S. consolidated federal income tax returns in the first quarter of 2009. Tax authorities are also conducting examinations of Viacom subsidiaries in various international jurisdictions, such as the United Kingdom and various states, including New York. Due to potential resolution of unrecognized tax disputes involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $170 million of unrecognized tax benefits may occur within 12 months, some of which, depending on the nature of the settlement may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

NOTE 17. RELATED PARTY TRANSACTIONS

NAI, through NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. NAI also held a controlling interest in Midway until November 28, 2008. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI and the Vice Chair of the Board of Viacom and CBS Corporation. Philippe Dauman, the Company’s President and Chief Executive Officer, and George Abrams, one of the Company’s directors, serve on the boards of both NAI and Viacom. Fred Salerno, one of the Company’s directors, serves on the board of both Viacom and CBS Corporation.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended December 31, 2008, 2007 and 2006, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $36 million, $36 million, and $14 million, respectively.

For information on NAI and NAIRI’s participation in the Company’s stock repurchase program through October 10, 2008, see Note 12.

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenue and expense by Viacom. Transactions with CBS, through the normal course of business, are settled in cash.

Paramount distributes certain television products into the home entertainment market on behalf of CBS. Effective January 1, 2008, Viacom entered into a new distribution agreement with CBS under which revenue and expenses are recorded on a gross basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount made initial payments of $100 million to CBS during each of the first quarters of 2008 and 2009. Paramount also leases studio space to CBS and licensed motion picture products released before January 1, 2008 to CBS. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments place advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2008	2007	2006
Consolidated Statements of Earnings
Revenues	$506	$244	$257
Operating expenses	$561	$185	$167
Discontinued operations	$ —	$ (5)	$ (3)

	December 31,
	2008	2007
Consolidated Balance Sheets
Accounts receivable	$ 61	$ 87
Other assets	16	22

Total due from CBS Corporation	$ 77	$109

Accounts payable	$ 6	$ 3
Participants’ share, residuals and royalties payable	160	177
Programming rights, current	156	98
Other liabilities	255	177

Total due to CBS Corporation	$577	$455

Separation Related Agreements with CBS Corporation

In accordance with the terms of the Separation Agreement, in December 2005, the Company paid a preliminary special dividend to Former Viacom of $5.400 billion subject to adjustment. In 2006 and 2007, the Company made further payments of $206 million and $170 million, respectively, to CBS Corporation in final resolution of the adjustments.

Upon completion of the combined federal income tax return of Former Viacom in 2006, the Company received $159 million of cash from CBS Corporation, representing the Company’s share of tax overpayments made by Former Viacom during 2005 and established $41 million of deferred tax benefits primarily related to the timing of tax deductions for separation costs incurred. The Company has reflected $188 million of cash proceeds and future tax deductions to be taken as additional paid-in capital in 2006. In addition to the aforementioned matters, there were other related party adjustments with Former Viacom in 2006 pertaining to the separation which were reflected as a net capital contribution from CBS Corporation of $87 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

401(k) Plan Transactions

Following the separation, some participants in the Viacom 401(k) Plan continued to be invested in CBS Corporation Class A and Class B common stock. In 2007, CBS Corporation purchased the shares of CBS Corporation Class A and Class B common stock from the Viacom 401(k) Plan for total proceeds of $30 million.

Similarly, some participants in the 401(k) plans sponsored by CBS Corporation continued to be invested in Viacom Class A and Class B common stock following the separation. In 2007, the Company purchased the shares of Viacom Class A and Class B common stock from the CBS-sponsored 401(k) plans for an aggregate amount of $120 million.

Other Related Party Transactions

In the normal course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities as more fully described in Note 5. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and the distribution of films for which the impact on the Company’s Consolidated Financial Statements is as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006
Consolidated Statements of Earnings
Revenues	$408	$484	$398
Operating expenses	$249	$393	$280

	December 31,
	2008	2007
Consolidated Balance Sheets
Accounts receivable	$ 88	$ 39

Accounts payable	$ 25	$ 18
Participants’ share, residuals and royalties payable	58	96
Other liabilities	55	54
Long-term debt	136	170

Total due to other related parties	$274	$338

All other related party transactions, including with Midway, are not material in the periods presented.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments

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

Programming and talent commitments of the Company not recorded on the balance sheet, which aggregate approximately $1.191 billion as of December 31, 2008, included $989 million relating to cable programming, feature film production and feature film acquisitions, and $202 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business. At December 31, 2008, the Company had recorded, on the balance sheet, programming commitments of $1.005 billion. Amounts expected to

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

be paid over the next five years are as follows: $384 million, $292 million, $204 million, $88 million and $37 million.

The Company has long-term noncancelable operating and capital lease commitments for office space and equipment, transponders, studio facilities and vehicles. At December 31, 2008, minimum rental payments under noncancelable leases are as follows:

Noncancelable Lease Commitments (in millions)	Capital	Operating
2009	$ 50	$ 183
2010	38	149
2011	29	140
2012	25	134
2013	11	126
2014 and thereafter	59	437

Total minimum payments	$212	$1,169

Amounts representing interest	(39)

Total	$173

Future minimum operating lease payments have been reduced by future minimum sublease income of $26 million. Rent expense amounted to $184 million in 2008, $175 million in 2007 and $161 million in 2006.

The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $559 million as of December 31, 2008.

The Company has obligations to pay contingent consideration for certain acquisitions and is subject to a put option in respect of DW Funding which is further described in Note 4. Additionally, the Company has future funding commitments related to certain equity investments as more fully described in Note 5.

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our unconsolidated investments, including principal and interest, of approximately $242 million at December 31, 2008 and has accrued a liability of $55 million in respect of such exposures. The Company’s guarantees principally relate to its investment in DW Funding, as more fully described in Note 5. At December 31, 2008, the fair value of the Company’s guarantee in DW Funding approximates $53 million and is reflected as a component of Other liabilities—noncurrent in the Consolidated Balance Sheets.

At December 31, 2008, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Blockbuster Inc. (“Blockbuster”) and Famous Players, was $1.003 billion with a recorded liability of $245 million, reflecting the estimated fair value of the guarantees at their inception, including certain assumed renewals, which may or may not occur. Based on the Company’s consideration of financial information available to it, the lessees’ performance in meeting their lease obligations, the underlying economic factors impacting the lessees’ business models and where applicable, letters of credit on the Company’s behalf, the Company believes its accrual is sufficient to meet any future obligations. Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. In the third quarter of 2008, the Company and Blockbuster agreed to reduce the amount of Blockbuster’s letters of credit, which secure Blockbuster’s indemnification

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

obligations, from $150 million to $75 million. At December 31, 2008, $90 million of letters of credit were still in place. Additionally, in connection with the separation, the Company agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players which Former Viacom sold in 2005.

Finally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at December 31, 2008 were $148 million and are not recorded on the balance sheet.

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

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. In September 2008, the defendants’ motion to dismiss the Second Amended Complaint was denied. The defendants’ appeal of that ruling was also denied and the lawsuit is now in discovery. The Company believes the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Concluded Litigation

Former Viacom and NAI, and certain of their respective present and former officers and directors, were defendants in a state law action in the Court of Chancery of Delaware relating to the 2004 split-off of Blockbuster from Former Viacom pursuant to an exchange offer. The plaintiff’s complaint in the Delaware action was dismissed in February 2008 and its appeal was argued before the Supreme Court of Delaware, which affirmed the dismissal in January 2009. Two other lawsuits arising from the same facts as the Delaware action were dismissed in 2007 and 2008.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 19. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

	Year Ended December 31,
Supplemental Cash Flow Information (in millions)	2008	2007	2006
Cash paid for interest(1)	$495	$ 469	$ 433
Cash paid for income taxes(1)	$741	$ 826	$ 640

Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$10	$ —	$ 19
Investments with joint ventures, including note payable, net of discount	$4	$ 190	$ —

Acquisitions:
Fair value of assets acquired	$176	$ 15	$ 3,117
Fair value of liabilities assumed	(90)	—	(1,685)
Minority interests	(11)	—	(16)

Cash paid, net of cash acquired(2)	$75	$ 15	$ 1,416

Receivable Securitization Arrangements:
Receivable interests sold to investors at beginning of the period	$950	$ 950	$ 450
Increase in securitization programs	—	—	500
Proceeds from the sale of receivables	3,946	3,841	2,288
Cash interest paid	36	55	24
Cash remitted	(3,982)	(3,896)	(2,312)

Receivable interests sold to investors at end of the period	$950	$ 950	$ 950

(1)	Amounts also include cash payments for discontinued operations.
(2)	Excludes a $150 million earn-out payment in 2008. See Note 4 for additional information.

Cash paid for taxes for the year ended December 31, 2006 does not include $159 million received from CBS Corporation in respect of the Company’s 2005 federal tax refund.

Interest Expense, net (in millions)	Year Ended December 31,
	2008	2007	2006
Interest expense	$(514)	$(487)	$(471)
Interest income	32	23	29

Interest expense, net	$(482)	$(464)	$(442)

Other Items, net (in millions)	Year Ended December 31,
	2008	2007	2006
Loss on securitization programs	$ (34)	$(55)	$(32)
Foreign exchange (loss) gain	(50)	42	17
Impairment of minority investments	(27)	(36)	—
Other (loss) income	(1)	6	1

Other items, net	$(112)	$(43)	$(14)

NOTE 20. REPORTING SEGMENTS

The following tables set forth the Company’s financial performance by reporting segment. The Company’s reporting segments have been determined in accordance with the Company’s internal management structure. The Company manages its operations through two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the consolidated financial statements is included within eliminations in the table below. Operating income is used as the measure of segment profit performance.

Revenues by Segment (in millions)	Year Ended December 31,
	2008	2007	2006
Media Networks	$ 8,756	$ 8,101	$ 7,241
Filmed Entertainment	6,033	5,476	4,274
Eliminations	(164)	(154)	(154)

Total revenues	$14,625	$13,423	$11,361

Operating Income and Earnings from Continuing Operations (in millions)	Year Ended December 31,
	2008	2007	2006
Media Networks	$2,729	$3,048	$2,904
Filmed Entertainment	26	103	132

Total segment operating income	2,755	3,151	3,036
Corporate expenses	(234)	(219)	(269)
Eliminations	2	4	—

Operating income	2,523	2,936	2,767
Interest expense, net	(482)	(464)	(442)
Gain on sale of equity investment	—	151	—
Equity in (losses) earnings of investee companies	(74)	—	10
Other items, net	(112)	(43)	(14)

Earnings from continuing operations	$1,855	$2,580	$2,321

Depreciation and Amortization and Total Assets (in millions)	Depreciation and Amortization			Total Assets
	Year Ended December 31,			December 31,
	2008	2007	2006	2008	2007
Media Networks	$274	$276	$270	$15,784	$15,713
Filmed Entertainment	108	99	82	6,001	6,194
Corporate/Eliminations	23	18	13	702	997

Total	$405	$393	$365	$22,487	$22,904

Capital Expenditures (in millions)	Year Ended December 31,
	2008	2007	2006
Media Networks	$208	$132	$137
Filmed Entertainment	78	82	57
Corporate	2	23	15

Total capital expenditures	$288	$237	$209

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Information regarding the Company’s revenues by component is as follows:

Revenues by Component (in millions)	Year Ended December 31,
	2008	2007	2006
Advertising	$ 4,722	$ 4,690	$ 4,346
Feature film	5,771	5,253	4,104
Affiliate fees	2,620	2,339	2,050
Ancillary	1,676	1,295	1,015
Eliminations	(164)	(154)	(154)

Total revenues	$14,625	$13,423	$11,361

Information regarding the Company’s operations by geographic area is as follows:

Operations by Geographic Area (in millions)	Revenues(1)			Long-lived assets(2)
	Year Ended December 31,			December 31,
	2008	2007	2006	2008	2007
United States	$10,371	$ 9,743	$ 8,641	$16,241	$16,027
Europe	2,728	2,319	1,700	1,044	1,505
All other	1,526	1,361	1,020	442	197

Total	$14,625	$13,423	$11,361	$17,727	$17,729

(1)	Revenue classifications are based on customers’ locations.
(2)	Reflects total assets less current assets, deferred tax assets and investments.

Transactions within the Company between geographic areas are not significant.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 21. DISCONTINUED OPERATIONS

Discontinued operations, net of tax, in 2008 principally reflects settlement adjustments arising from businesses previously sold. In July 2007, the Company completed the sale of Famous Music for $355 million, which was previously included in the Filmed Entertainment reporting segment. Following the sale, the Company’s continuing involvement with Famous Music is limited to certain license and distribution agreements that are not considered significant. The following table sets forth the Company’s net gain (loss) attributable to Famous Music and adjustments to previously disposed businesses, including Famous Players and Blockbuster, which are presented as discontinued operations in the consolidated financial statements for all periods presented:

Discontinued Operations (in millions)	Famous Music	All Other	Total
Year ended December 31, 2008
Pre-tax gain on disposal of discontinued operations	$ 3	$20	$ 23
Income tax expense	(1)	(4)	(5)

Net income from discontinued operations	$ 2	$16	$ 18

Year ended December 31, 2007
Revenues from discontinued operations	$ 72	$—	$ 72

Pre-tax income from discontinued operations	$ 3	$—	$ 3
Gain on disposal of discontinued operations	320	22	342

Income from discontinued operations (before taxes)	323	22	345
Income tax expense	(125)	(12)	(137)

Net income from discontinued operations	$198	$10	$208

Year ended December 31, 2006
Revenues from discontinued operations	$105	$—	$105

Pre-tax income (loss) from discontinued operations	$ 4	$—	$ 4
Loss on disposal of discontinued operations	—	(20)	(20)
Income tax (expense) benefit	(1)	42	41

Net income from discontinued operations	$ 3	$22	$ 25

NOTE 22. PROPERTY AND EQUIPMENT

Property and Equipment (in millions)	December 31,		Estimated Life (in years)
	2008	2007
Land	$ 245	$ 245	—
Buildings	313	294	20 to 40
Capital leases	362	581	3 to 15
Equipment and other	1,635	1,534	3 to 15

Property and equipment	2,555	2,654
Less accumulated depreciation	(1,410)	(1,458)

Property and equipment, net	$ 1,145	$1,196

Depreciation expense, including capitalized lease amortization, was $264 million in 2008, $250 million in 2007 and $230 million in 2006. Amortization expense related to capital leases was $48 million in 2008, $64 million in 2007 and $61 million in 2006. Accumulated amortization of capital leases was $222 million at December 31, 2008 and $329 million at December 31, 2007.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 23. QUARTERLY FINANCIAL DATA (unaudited):

2008 (in millions, except per share information)	First	Second	Third	Fourth	Full Year
Revenues	$3,117	$3,857	$3,408	$4,243	$14,625
Operating income	$ 567	$ 792	$ 689	$ 475	$ 2,523
Net earnings from continuing operations	$ 270	$ 406	$ 385	$ 172	$ 1,233
Net earnings	$ 270	$ 407	$ 401	$ 173	$ 1,251
Basic net earnings per share, continuing operations	$ 0.42	$ 0.65	$ 0.62	$ 0.28	$ 1.97
Diluted net earnings per share, continuing operations	$ 0.42	$ 0.64	$ 0.62	$ 0.28	$ 1.97
Basic net earnings per share	$ 0.42	$ 0.65	$ 0.65	$ 0.28	$ 2.00
Diluted net earnings per share	$ 0.42	$ 0.65	$ 0.65	$ 0.28	$ 2.00

2007(1) (in millions, except per share information)	First	Second	Third	Fourth	Full Year
Revenues	$2,718	$3,186	$3,271	$4,248	$13,423
Operating income	$ 441	$ 702	$ 815	$ 978	$ 2,936
Net earnings from continuing operations	$ 202	$ 433	$ 450	$ 545	$ 1,630
Net earnings	$ 203	$ 434	$ 641	$ 560	$ 1,838
Basic net earnings per share, continuing operations	$ 0.29	$ 0.63	$ 0.67	$ 0.84	$ 2.42
Diluted net earnings per share, continuing operations	$ 0.29	$ 0.63	$ 0.67	$ 0.83	$ 2.41
Basic net earnings per share	$ 0.29	$ 0.63	$ 0.96	$ 0.86	$ 2.73
Diluted net earnings per share	$ 0.29	$ 0.63	$ 0.96	$ 0.86	$ 2.72

(1)	Amounts for all periods presented have been adjusted for discontinued operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 80.

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 81.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is (i) contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts	134

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3. Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 135.

(b)	Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 135.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ PHILIPPE P. DAUMAN
Philippe P. Dauman
President and Chief Executive Officer

Date: February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILIPPE P. DAUMAN	President and Chief Executive Officer; Director	February 12, 2009
Philippe P. Dauman

/s/ THOMAS E. DOOLEY Thomas E. Dooley	Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer; Director	February 12, 2009

/s/ JAMES W. BARGE James W. Barge	Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)	February 12, 2009

* Sumner M. Redstone	Executive Chairman of the Board and Founder	February 12, 2009

* Shari Redstone	Vice Chair of the Board	February 12, 2009

*	Director	February 12, 2009
George S. Abrams

*	Director	February 12, 2009
Alan C. Greenberg

*	Director	February 12, 2009
Robert K. Kraft

Signature	Title	Date

*	Director	February 12, 2009
Blythe J. McGarvie

*	Director	February 12, 2009
Charles E. Phillips, Jr.

*	Director	February 12, 2009
Frederic V. Salerno

*	Director	February 12, 2009
William Schwartz

*By:	/s/ MICHAEL D. FRICKLAS	February 12, 2009
Michael D. Fricklas
Attorney-in-Fact for the Directors

Item 15(a).

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Acquired	Additions-expense and other	Deductions	End of period
Year ended December 31, 2008:
Allowance for doubtful accounts	$102	$ —	$ 33	$ (36)	$ 99
Sales returns and allowances	$706	$ —	$1,451	$(1,328)	$829
Inventory obsolescence reserves	$107	$ —	$ 40	$ (28)	$119

Year ended December 31, 2007:
Allowance for doubtful accounts	$143	$ —	$ 13	$ (54)	$102
Sales returns and allowances	$563	$ —	$1,210	$(1,067)	$706
Inventory obsolescence reserves	$106	$ —	$ 13	$ (12)	$107

Year ended December 31, 2006:
Allowance for doubtful accounts	$139	$ 13	$ 51	$ (60)	$143
Sales returns and allowances	$404	$243	$ 738	$ (822)	$563
Inventory obsolescence reserves	$ 82	$ —	$ 26	$ (2)	$106

Item 15(b).

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

3.2	Amended and Restated Bylaws of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

4.1	Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.2	First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5. 75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3	Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

4.4	Third Supplemental Indenture, dated as of December 13, 2006, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 19, 2006) (File No . 001-32686).

4.5	Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes and Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No . 001-32686).

10.1	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.2	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

10.3	$6.0 Billion Term Loan Credit Agreement, dated as of December 8, 2005, among New Viacom Corp., the Lenders named therein, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 14, 2005) (File No. 001-32686).

10.4	$3.25 Billion Five-Year Credit Agreement, dated as of December 8, 2005, among New Viacom Corp., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of New Viacom Corp. filed December 14, 2005) (File No. 001-32686).

Exhibit No.	Description of Exhibit
10.5*	Termination Agreement, effective as of October 10, 2008, among Viacom Inc., NAIRI, Inc. and National Amusements, Inc., terminating the Agreement dated as of December 21, 2005 between New Viacom Corp., National Amusements, Inc. and NAIRI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 23, 2005), as amended by First Amendment dated as of June 20, 2007 among Viacom Inc. (formerly known as New Viacom Corp.), NAIRI, Inc. and National Amusements, Inc. (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed June 26, 2007) (Commission File No. 001-32686).

10.6	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.7	Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.8	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.9	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.10	Viacom Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.11*	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated December 2, 2008.**

10.12*	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated December 2, 2008.**

10.12.1	Form of LTMIP Award Certificate (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.12.2	Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.12.3	Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.12.4	Form of Terms and Conditions to the Performance Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.13*	Viacom Excess Pension Plan, as amended and restated January 1, 2009.**

10.14*	Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009.**

10.15*	Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009.**

10.16	Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.17	Employment Agreement between Viacom Inc. and Philippe P. Dauman, dated September 5, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.18	Employment Agreement between Viacom Inc. and Thomas E. Dooley, dated September 5, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed September 7, 2006) (File No. 001-32686).**

10.19	Employment Agreement between Former Viacom and Michael D. Fricklas, dated as of May 1, 2000 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2000), as amended by Amendment dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended March 31, 2003) (File No. 001-09553), as further amended by Letter Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed April 15, 2005) (File No. 001-09553), each assigned to Viacom Inc., and as further amended by Amendment to Employment Agreement between Viacom Inc. and Michael D. Fricklas dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended March 31, 2007) (File No. 001-09553).**

10.20*	Employment Agreement between Viacom Inc. and Denise White, dated as of September 24, 2007.**

10.21	Employment Agreement between Viacom Inc. and Jacques Tortoroli, dated January 1, 2006 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Viacom Inc. filed February 28, 2008) (File No. 001-32686).**

10.22	Separation Agreement between Viacom Inc. and Thomas E. Freston, dated October 16, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed October 18, 2006) (File No. 001-32686).**

10.23	Separation Agreement between Viacom Inc. and Michael J. Dolan, dated December 6, 2006 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed December 8, 2006) (File No. 001-32686).**

10.24	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

21.1*	Subsidiaries of Viacom Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.

24.1*	Powers of Attorney.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.