Form 10-Q
period 2009-03-31
Viacom Inc.
filed 2009-04-30
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posed on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2009
Class A Common stock, par value $0.001 per share	57,363,496
Class B Common stock, par value $0.001 per share	549,077,750

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,
(in millions, except earnings per share amounts)	2009	2008

Revenues	$2,905	$3,117
Expenses:
Operating	1,748	1,809
Selling, general and administrative	633	649
Depreciation and amortization	82	92

Total expenses	2,463	2,550

Operating income	442	567
Interest expense, net	(109)	(117)
Equity in losses of investee companies	(33)	(6)
Other items, net	(19)	(3)

Earnings before provision for income taxes	281	441
Provision for income taxes	(101)	(167)

Net earnings (Viacom and noncontrolling interests)	180	274
Less: Net earnings attributable to noncontrolling interests	(3)	(4)

Net earnings attributable to Viacom	$177	$270

Earnings per share attributable to Viacom:
Basic	$0.29	$0.42
Diluted	$0.29	$0.42

Weighted average number of common shares outstanding:
Basic	606.8	639.6
Diluted	607.1	641.0

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$259	$792
Receivables, net (including retained interests in securitizations—see Note 7)	1,573	2,271
Inventory, net	923	881
Deferred tax assets, net	205	203
Prepaid and other assets	380	355

Total current assets	3,340	4,502
Property and equipment, net	1,080	1,145
Inventory, net	4,216	4,133
Goodwill	11,457	11,470
Intangibles, net	638	674
Other assets	549	563

Total assets	$21,280	$22,487

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$262	$574
Accrued expenses	1,041	1,304
Participants’ share and residuals	1,249	1,537
Program rights obligations	449	384
Deferred revenue	461	442
Current portion of long-term debt	103	105
Other liabilities	505	496

Total current liabilities	4,070	4,842
Long-term debt	7,267	7,897
Participants’ share and residuals	478	488
Program rights obligations	612	621
Deferred tax liabilities, net	54	12
Other liabilities	1,597	1,556
Redeemable noncontrolling interest	145	148

Commitments and contingencies (Note 12)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common stock, par value $0.001, 5,000.0 authorized; 549.5 and 549.4 outstanding, respectively	1	1
Additional paid-in capital	8,207	8,186
Treasury stock	(5,725)	(5,725)
Retained earnings	4,673	4,496
Accumulated other comprehensive loss	(114)	(49)

Total Viacom stockholders’ equity	7,042	6,909
Noncontrolling interests	15	14

Total equity	7,057	6,923

Total liabilities and equity	$21,280	$22,487

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in millions)	2009	2008

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$180	$274
Reconciling items:
Depreciation and amortization	82	92
Feature film and program amortization	910	902
Stock-based compensation	22	20
Equity in investee companies, net of distributions	35	17
Provision for deferred taxes	34	(9)
Operating assets and liabilities, net of acquisitions:
Receivables	669	777
Inventory, program rights and participations	(1,278)	(1,346)
Accounts payable and other current liabilities	(484)	(508)
Other, net	(20)	(128)

Cash provided by operations	150	91

INVESTING ACTIVITIES
Net cash used in business combinations	—	(8)
Capital expenditures	(14)	(88)
Investments in and advances to equity affiliates and other, net	(40)	(9)

Net cash flow used in investing activities	(54)	(105)

FINANCING ACTIVITIES
Borrowings from banks	600	1,100
Repayments to banks	(1,150)	(800)
Repayment of Senior Notes	(51)	—
Commercial paper	—	62
Payment of other financing obligations	(12)	(31)
Purchase of treasury stock	(8)	(429)
Distributions to noncontrolling interests	(1)	—

Net cash flow used in financing activities	(622)	(98)

Effect of exchange rate changes on cash and cash equivalents	(7)	4

Net change in cash and cash equivalents	(533)	(108)
Cash and cash equivalents at beginning of period	792	920

Cash and cash equivalents at end of period	$259	$812

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Viacom Stockholders
(in millions)	Common Stock Issued (shares)	Common Stock/ APIC	Common Stock Held in Treasury (shares)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
December 31, 2008	758.3	$8,187	(151.5)	$(5,725)	$4,496	$(49)	$14	$6,923
Net earnings					177		2	179
Change in redemption value of put option						3	—	3
Translation adjustments						(72)	—	(72)
Unrealized loss on securities						(1)	—	(1)
Cash flow hedges						(1)	—	(1)
Defined benefit pension plans						6	—	6

Comprehensive income*							2	114
Dividends to noncontrolling interests							(1)	(1)
Compensation expense		25						25
Restricted shares issued, other	0.1	(4)						(4)

March 31, 2009	758.4	$8,208	(151.5)	$(5,725)	$4,673	$(114)	$15	$7,057

*Comprehensive income attributable to Viacom stockholders was $112 million.

	Viacom Stockholders
(in millions)	Common Stock Issued (shares)	Common Stock/ APIC	Common Stock Held in Treasury (shares)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
December 31, 2007 (as previously reported)	757.6	$8,080	(112.8)	$(4,502)	$3,407	$126	$8	$7,119
Adoption of EITF D-98					(188)	(12)		(200)

December 31, 2007 (as adjusted)	757.6	$8,080	(112.8)	$(4,502)	$3,219	$114	$8	$6,919
Net earnings					270		2	272
Change in redemption value of put option						(1)	—	(1)
Translation adjustments						30	—	30
Unrealized loss on securities						—	—	—
Cash flow hedges						—	—	—
Defined benefit pension plans						—	—	—

Comprehensive income*							2	301
Dividends to noncontrolling interests							(1)	(1)
Compensation expense		23						23
Exercise of stock options, and other	0.2	(1)						(1)
Purchase of treasury stock			(10.4)	(414)				(414)

March 31, 2008	757.8	$8,102	(123.2)	$(4,916)	$3,489	$143	$9	$6,827

*Comprehensive income attributable to Viacom stockholders was $299 million.

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company. Viacom engages audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. The Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. The Filmed Entertainment segment will also continue to release a number of pictures under the DreamWorks brand. It also acquires films for distribution and has various film distribution arrangements with third parties.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Prior to January 1, 2009 the foreign operations of the Filmed Entertainment segment were consolidated using the US Dollar as the functional currency as the majority of the cash inflows and outflows of these subsidiaries were denominated in US Dollars. Due to changes in the terms and conditions of significant operating arrangements at the Filmed Entertainment segment, effective January 1, 2009 the majority of the cash inflows and outflows of these foreign operations are now denominated in local currency. Accordingly, substantially all of the Company’s foreign operations are consolidated using the local currency as the functional currency. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 12, 2009 (the “2008 Annual Report”).

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

Accounting Changes

Statement No. 160

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

subsidiary. The Company has adopted FAS 160 beginning January 1, 2009 via retrospective application of the presentation and disclosure requirements.

The Company adopted Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), in conjunction with its adoption of FAS 160. This standard is applicable for all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. The Company is currently subject to a redeemable put option for an international subsidiary which expires in 2011 and for which redemption value equals fair value as of March 31, 2009. At March 31, 2009 and December 31, 2008, the redemption value of the put was approximately $145 million and $148 million, respectively, and is reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interest. The retrospective impact of applying EITF D-98 was a reduction to opening Retained earnings of $188 million and a reduction to Accumulated other comprehensive (loss) income of $12 million as of December 31, 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing Net Earnings Attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) based upon the application of the treasury stock method. Anti-dilutive common shares were excluded from the calculation of diluted earnings per common share.

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,
(in millions)	2009	2008
Weighted average common shares outstanding, basic	606.8	639.6
Dilutive effect of stock options	—	0.5
Dilutive effect of RSUs and PSUs	0.3	0.9

Weighted average common shares outstanding, diluted	607.1	641.0

Anti-dilutive common shares	44.9	38.8

Reclassification

Certain amounts have been reclassified to conform to the 2009 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

FSP 157-4

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company will apply the disclosure provisions as appropriate in future filings.

FSP 107-1 and APB 28-1

In April 2009, the FASB issued Staff Position No.107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company will apply the disclosure provisions as appropriate in future filings.

NOTE 4. INVENTORY

Inventory (in millions)	March 31, 2009	December 31, 2008
Film Inventory:
Released, net of amortization	$836	$840
Completed, not yet released	223	263
In process and other	904	826

Total film inventory, net	1,963	1,929
Programming Inventory:
Original programming, net of amortization	1,284	1,253
Acquired program rights, net of amortization	1,570	1,474
Merchandise and other inventory, net of allowance of $130 and $119	322	358

Total inventory, net	5,139	5,014
Less current portion of inventory, net	(923)	(881)

Total non-current inventory, net	$4,216	$4,133

NOTE 5. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	March 31, 2009	December 31, 2008
Senior Notes and Debentures:
Senior notes due 2009, 3 month LIBOR + 0.35%, reset quarterly	$698	$750
Senior notes due 2011, 5.750%	1,496	1,496
Senior notes due 2016, 6.250%	1,495	1,495
Senior notes due 2017, 6.125%	497	497
Senior debentures due 2036, 6.875%	1,734	1,734
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	117	136
Credit facility	100	650
Capital lease and other obligations	235	246

Total long-term debt	7,370	8,002
Less current portion of long-term debt	(103)	(105)

Total non-current portion of long-term debt	$7,267	$7,897

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At March 31, 2009, the total unamortized discount related to the fixed rate Senior Notes and Debentures and the note payable was $30 million and $20 million, respectively. During March 2009, the Company repurchased $52 million of the Senior Notes due June 16, 2009. The remaining Senior Notes due June 16, 2009 are classified as non-current long-term debt as the Company has the intent and ability, through utilization of its $3.25 billion revolving credit facility due December 2010, to refinance this debt. The credit facility contains typical covenants for an investment grade company. The principal financial covenant requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which it met at March 31, 2009. As of March 31, 2009, it was approximately 7.0x.

NOTE 6. FINANCIAL INSTRUMENTS

The Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value include marketable securities and other financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for other financial instruments is determined utilizing an income approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2009:

Financial Asset (Liability) (in millions)	March 31, 2009	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Marketable securities	$50	$50	$—	$—
Other financial instruments	(53)	—	—	(53)

Total	$(3)	$50	$—	$(53)

The $53 million other financial instruments measured using significant unobservable inputs relates to the Company’s guarantee of certain debt of DW Funding LLC (“DW Funding”) which is more fully described in Note 12. The change in fair value during the reporting period is reflected as a component of Other items, net within the Company’s Consolidated Statements of Earnings. For the quarters ended March 31, 2009 and 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statements of Earnings.

NOTE 7. RECEIVABLES

Receivables, net (including retained interests in securitizations) were as follows:

Receivables, net (including retained interests in securitizations) (in millions)	March 31, 2009	December 31, 2008
Securitized pools of trade receivables	$1,645	$2,348
Interests in securitizations sold to third parties	(945)	(950)

Retained interests in securitizations	700	1,398
Receivables not subject to securitizations	970	972

Receivables, including retained interests in securitizations	1,670	2,370
Less allowance	(97)	(99)

Total receivables, net	$1,573	$2,271

The financial cost of funding and the cash flow impact of the securitization programs to the Company’s operating cash flows are included in Note 13.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 8. STOCK BASED COMPENSATION

During the quarter ended March 31, 2009, the Company granted 25,368 stock options, 29,824 RSUs and 780,543 PSUs. The Company’s annual Long Term Management Incentive Plan (“LTMIP”) grant is expected to occur in the second quarter of 2009.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended March 31,
(in millions)	2009	2008
Recognized in earnings:
Stock options	$6	$8
Restricted share units	7	7
Performance share units	9	5

Total compensation cost in earnings	$22	$20

Tax benefit recognized	$8	$7
Capitalized stock based compensation expense	$3	$3

Total unrecognized compensation cost related to unvested stock option awards and PSUs at March 31, 2009 is approximately $78 million and $62 million, respectively, and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years for each award. Total unrecognized compensation cost related to RSUs at March 31, 2009 is approximately $68 million and is expected to be recognized over a weighted-average period of 2 years.

NOTE 9. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit cost and contributions for the Company under its defined benefit pension plans consists of the following:

Net Periodic Benefit Costs & Contributions	Quarter Ended March 31,
(in millions)	2009	2008
Service cost	$10	$9
Interest cost	10	9
Expected return on plan assets	(6)	(7)
Recognized actuarial loss	5	—

Net periodic benefit costs	$19	$11

Contributions	$1	$41

Contributions in 2008 include $40 million of payments to the Company’s domestic funded defined benefit plan. Remaining contributions relate to payments on unfunded plans to the extent benefits were paid. After considering the funded status of the Company’s defined benefit plans, minimum required contributions, movements in

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time.

NOTE 10. RESTRUCTURING

The Company’s restructuring liabilities as of March 31, 2009 by reporting segment are as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
December 31, 2008	$71	$23	$11	$105
Severance payments	(27)	(6)	(3)	(36)
Lease payments	(3)	—	—	(3)
Revisions to initial estimates	—	(2)	—	(2)

March 31, 2009	$41	$15	$8	$64

As of December 31, 2008, the Company had recorded $105 million of restructuring liabilities, $85 million of which were related to the restructuring plan in the fourth quarter of 2008, as further described in Note 15 of the 2008 Annual Report. There have been no significant changes to the plan. Included in the current quarter payments is $8 million related to restructuring initiatives prior to 2008. As of March 31, 2009, $4 million of Media Networks and $8 million of Corporate severance obligations related to these initiatives are included in the $64 million restructuring liability.

NOTE 11. RELATED PARTY TRANSACTIONS

National Amusements, Inc. (“NAI”), through its wholly-owned subsidiary, NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI and the Vice Chair of the Board of Viacom and CBS Corporation. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS Corporation. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Mr. Dauman has presently recused himself from activity as an NAI board member with respect to all matters relating to the restructuring of NAI’s indebtedness. Transactions between Viacom and related parties are overseen by the Company’s Governance and Nominating Committee.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the three months ended March 31, 2009 and 2008, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $6 million and $5 million, respectively.

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenues and expenses by Viacom. Transactions with CBS, through the normal course of business, are settled in cash.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Paramount distributes certain television products into the home entertainment market on behalf of CBS. In connection with this agreement, Paramount made payments of $100 million to CBS during the first quarters of 2009 and 2008. Paramount also leases studio space to CBS and licensed motion picture products released before January 1, 2008 to CBS. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments place advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended March 31,
(in millions)	2009	2008

Consolidated Statements of Earnings
Revenues	$79	$87
Operating expenses	$113	$112

	March 31, 2009	December 31, 2008
Consolidated Balance Sheets
Accounts receivable	$56	$61
Other assets	3	16

Total due from CBS	$59	$77

Accounts payable	$5	$6
Participants’ share, residuals and royalties payable	184	160
Programming rights, current	156	156
Other liabilities	213	255

Total due to CBS	$558	$577

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Related Party Transactions

In the normal course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities as more fully described in Note 13. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and the distribution of films for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended March 31,
(in millions)	2009	2008

Consolidated Statements of Earnings
Revenues	$108	$109
Operating expenses	$65	$77

	March 31, 2009	December 31, 2008
Consolidated Balance Sheets
Accounts receivable	$117	$88

Accounts payable	$49	$25
Participants’ share, residuals and royalties payable	33	58
Other liabilities	56	55
Long-term debt	117	136

Total due to other related parties	$255	$274

All other related party transactions are not material in the periods presented.

NOTE 12. COMMITMENTS AND CONTINGENCIES

As more fully described in Note 18 of the 2008 Annual Report, the Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, contingent consideration for acquisitions and future funding commitments related to certain equity investments, including a put option in respect of DW Funding. Additionally, as described in Note 1, the Company is subject to a redeemable put option with respect to an international subsidiary which expires in 2011 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our unconsolidated investments, including principal and interest, of approximately $236 million (including $204 million relating to DW Funding) at March 31, 2009 and has accrued a liability of $55 million in respect of such exposures. At March 31, 2009, the fair value of the Company’s guarantee in DW Funding approximates $53 million and is reflected as a component of Other liabilities—noncurrent in the Consolidated Balance Sheet.

At March 31, 2009, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Famous Players and Blockbuster Inc. (“Blockbuster”), was $916 million (including $130 million attributable to Blockbuster) with a recorded liability of $245 million, reflecting the estimated fair value of the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

guarantees at their inception, including certain assumed renewals, which may or may not occur. Based on the Company’s consideration of financial information available to it, the lessees’ performance in meeting their lease obligations, the underlying economic factors impacting the lessees’ business models and where applicable, letters of credit on the Company’s behalf, the Company believes its accruals are sufficient to meet any future obligations. As more fully described in the 2008 Annual Report, under the terms of its separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation, Blockbuster has agreed to indemnify Former Viacom with respect to any amount paid under these guarantees. Blockbuster’s indemnification obligations are secured by $75 million in letters of credit. Additionally, in connection with the separation, the Company agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players which Former Viacom sold in 2005.

Legal Matters

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, the Company believes that the legal matters described below and other litigation to which the Company is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows.

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief, and the lawsuit is currently in discovery.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ First Amended Complaint. The plaintiffs subsequently filed a Second Amended Complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. In September 2008, the defendants’ motion to dismiss the Second Amended Complaint was denied. Proceedings have been stayed pending plaintiffs’ announced intention to file a further amended complaint and defendants’ intention to move to dismiss that complaint. The Company believes the plaintiffs’ position in this litigation is without merit and intends to continue to vigorously defend this lawsuit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended March 31,
(in millions)	2009	2008

Cash paid for interest	$23	$37
Cash paid for income taxes	$63	$144

Receivable Securitization Arrangements:
Receivable interests sold to investors at beginning of the period	$950	$950
Proceeds from the sale of receivables	1,231	1,248
Cash interest paid	8	12
Cash remitted	(1,244)	(1,260)

Receivable interests sold to investors at end of the period	$945	$950

Interest Expense, net	Quarter Ended March 31,
(in millions)	2009	2008

Interest expense	$(112)	$(128)
Interest income	3	11

Interest expense, net	$(109)	$(117)

Other Items, net	Quarter Ended March 31,
(in millions)	2009	2008

Loss on securitization programs	$(6)	$(9)
Foreign exchange (loss) gain	(13)	18
Impairment of minority investment	—	(12)

Other items, net	$(19)	$(3)

Investments in Variable Interest Entities

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide the ability to enter new markets to expand the reach of its brands, develop new programming and/or distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a variable interest entity (“VIE”). The Company’s investments in unconsolidated and consolidated VIEs are further described in Note 5 of the 2008 Annual Report.

Unconsolidated Variable Interest Entities

At March 31, 2009, in addition to the Company’s aggregate investment carrying value in VIEs of $173 million, it has future contractual funding commitments of $202 million as well as $53 million recorded for its guarantee related to DW Funding. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 11 and Note 12.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Consolidated Variable Interest Entities

As of March 31, 2009, there are $103 million of assets and $78 million of liabilities included within the Company’s Consolidated Balance Sheet in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The impact of the operating results of this consolidated variable interest entity was not significant to the Company’s revenues, expenses or operating income for the quarter ended March 31, 2009.

NOTE 14. REPORTING SEGMENTS

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

Revenues by Segment	Quarter Ended March 31,
(in millions)	2009	2008
Media Networks	$1,865	$2,017
Filmed Entertainment	1,087	1,146
Eliminations	(47)	(46)

Total revenues	$2,905	$3,117

Operating Income (Loss)	Quarter Ended March 31,
(in millions)	2009	2008
Media Networks	$629	$694
Filmed Entertainment	(123)	(63)

Total segment operating income	506	631
Corporate expenses	(61)	(64)
Eliminations	(3)	—

Total operating income	442	567
Interest expense, net	(109)	(117)
Equity in losses of investee companies	(33)	(6)
Other items, net	(19)	(3)

Earnings before provision for income taxes	$281	$441

Total Assets	March 31,	December 31,
(in millions)	2009	2008
Media Networks	$15,533	$15,784
Filmed Entertainment	5,496	6,001
Corporate/Eliminations	251	702

Total assets	$21,280	$22,487

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company. We engage audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands, including MTV: Music Television®, MTV2®, mtvU®, MTV Tr3s®, VH1®, VH1 Classic™, CMT®: Country Music Television™, Logo®, Rock Band®, Nickelodeon®, Nick at Nite®, Noggin®, The N®, Nicktoons®, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land™, BET®, Paramount Pictures®, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™. Viacom’s global reach includes approximately 170 channels and 400 online properties in 162 countries and territories.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2009 presentation.

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 and an update on our indebtedness.

Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarters ended March 31, 2009 and 2008.

Consolidated Results of Operations (in millions)	Quarter Ended March 31,		Better/(Worse)
	2009	2008	$	%
Revenues	$2,905	$3,117	$(212)	(7)%

Expenses:
Operating	1,748	1,809	61	3
Selling, general, and administrative	633	649	16	2
Depreciation and amortization	82	92	10	11

Total expenses	2,463	2,550	87	3

Operating income	442	567	(125)	(22)
Interest expense, net	(109)	(117)	8	7
Equity in losses of investee companies	(33)	(6)	(27)	NM
Other items, net	(19)	(3)	(16)	NM

Earnings before provision for income taxes	281	441	(160)	(36)

Provision for income taxes	(101)	(167)	66	40

Net earnings (Viacom and noncontrolling interests)	180	274	(94)	(34)
Less: Net earnings attributable to noncontrolling interests	(3)	(4)	1	25

Net earnings attributable to Viacom	$177	$270	$(93)	(34)%

NM = not meaningful

Revenues

Revenues decreased $212 million, or 7%, to $2.905 billion in the first quarter of 2009. This decline is primarily driven by lower ancillary revenues, continued softness in the overall advertising market, and decreased home entertainment and television license revenues, partially offset by an increase in affiliate fee and theatrical revenues. Foreign exchange contributed 4 percentage points to the decline in worldwide revenue.

The following table presents our revenues by component:

Revenues by Component (in millions)	Quarter Ended March 31,		Better/(Worse)
	2009	2008	$	%
Advertising sales	$936	$1,048	$(112)	(11)%
Feature film	1,043	1,086	(43)	(4)
Affiliate fees	720	637	83	13
Ancillary	253	392	(139)	(35)
Eliminations*	(47)	(46)	(1)	NM

Total revenues by component	$2,905	$3,117	$(212)	(7)%

NM = not meaningful

*	Eliminations of $33 million, $13 million and $1 million for the quarter ended March 31, 2009 related to advertising sales, feature film and ancillary revenues, respectively, and eliminations of $34 million, $11 million and $1 million for the quarter ended March 31, 2008 related to advertising sales, feature film and ancillary revenues, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses

To better align our organization and cost structure with recent economic conditions, we undertook a strategic review of our businesses in the fourth quarter of 2008, which resulted in $454 million of restructuring and other charges. As a result of these initiatives, we expect to save approximately $200 million in 2009. Approximately half of the savings result from the restructuring charges which were principally comprised of workforce reductions and will be realized via lower compensation costs primarily included as a component of selling, general and administrative expenses. We expect to continue to experience similar levels of savings from the headcount reductions in future years, subject to the performance of our operations which may require further changes to our headcount, either increases or decreases, to effectively and efficiently manage our operations. In 2009, our cash savings will be partially offset by remaining severance payments to be made pursuant to our restructuring plan. With respect to the other charges, the savings are primarily related to reduced programming amortization attributable to abandoned programming included as a component of operating expenses, and will diminish ratably through 2011. Despite these savings, overall programming expenses are likely to grow in the future as we continue to invest in programming in the normal course of business. During the first quarter of 2009, our total expense reduction of $87 million includes approximately $50 million in cost savings related to these initiatives. We will continue to evaluate the impact of current and future economic conditions on our various businesses and consider alternatives which, if undertaken, could result in future restructuring charges.

Operating

Operating expenses decreased $61 million, or 3%, to $1.748 billion in the first quarter of 2009. Distribution and other costs decreased $78 million, or 10%, to $706 million driven by lower manufacturing costs related to Rock Band. Production and programming expenses increased $17 million, or 2%, to $1.042 billion. Our continuing investment in programming was partially offset by reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) decreased $16 million, or 2%, to $633 million in the first quarter of 2009, primarily due to lower employee compensation costs related to the savings from our fourth quarter 2008 restructuring initiatives, partially offset by increased promotional and technology costs.

Depreciation and Amortization

Depreciation and amortization decreased $10 million in the first quarter of 2009, primarily due to lower capital lease depreciation expense resulting from transponder lease expirations.

Operating Income

Operating income decreased $125 million, or 22%, to $442 million in the first quarter of 2009. Media Networks contributed $65 million of the decline, with lower ancillary and advertising revenues more than offsetting the benefit from our lower expenses and increased affiliate fee revenues. Filmed Entertainment contributed $60 million of the decline, resulting from lower revenues which more than offset benefits from the reduction in our overall film slate and fourth quarter 2008 restructuring initiatives.

Interest Expense, Net

Interest expense, net, decreased $8 million to $109 million in the first quarter of 2009, due to lower average interest rates on our variable rate debt and lower average debt outstanding on our mix of obligations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Equity in Losses of Investee Companies

Equity in losses of investee companies was $33 million in the first quarter of 2009 compared with $6 million in the comparable period of 2008. The equity losses in the quarter are primarily due to our share of the losses associated with our investments in Rhapsody America, epix and Viacom 18.

Other Items, Net

Other items, net, reflects expenses of $19 million in the first quarter of 2009, compared with $3 million in the first quarter of 2008. The increase in other expenses is principally due to a $31 million unfavorable variance in foreign exchange losses partially offset by the impact of a $12 million non-cash impairment charge taken in the first quarter of 2008.

Provision for Income Taxes

The provision for income taxes was $101 million in the first quarter of 2009. The effective income tax rate was 36% in the first quarter of 2009 as compared to 37.9% in the first quarter of 2008. The tax rate in 2009 was favorably impacted by income tax benefits associated with a greater forecasted mix of earnings in international markets where tax rates are lower than the U.S. statutory tax rate. The 37.9% effective tax rate in 2008 also included a 1-percentage point impact related to the impairment charge recorded in the first quarter of 2008 for which the associated tax benefit has not yet been recognized.

Net Earnings (Viacom and Noncontrolling Interests)

Net earnings decreased $94 million, or 34%, principally due to the decrease in operating income, and increased foreign exchange losses and equity losses from investee companies, partially offset by the reduction in the effective income tax rate.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests, which represents ownership held by third parties of certain consolidated entities, was $3 million for the quarter ended March 31, 2009.

Net Earnings Attributable to Viacom

Net earnings attributable to Viacom decreased $93 million, principally due to the $94 million decrease in net earnings described above.

SEGMENT RESULTS OF OPERATIONS

Operating income is used as the measurement of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the consolidated results of operations is included within eliminations in the table below. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Media Networks

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

Media Networks segment revenue growth depends on the increase of advertising revenues and affiliate fees through our efforts to expand and enhance our brands worldwide with hit programming, new channels and other forms of entertainment and, in part, by the increased availability of our content on various distribution platforms. We continue to invest organically and through select acquisitions and investments in digital media and other assets that are attractive to our consumers and we seek to increase our revenues by expanding our audiences and strengthening our relationships with our advertising, cable, satellite, mobile and online partners to serve those audiences. Growth also depends on the continued success and expansion of our Rock Band franchise and other games that we develop, as well as continued demand for our brands in the home entertainment, television licensing and consumer products marketplaces.

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2009	2008	$	%

Revenues by Component
Advertising	$936	$1,048	$(112)	(11)%
Affiliate fees	720	637	83	13
Ancillary	209	332	(123)	(37)

Total revenues by component	$1,865	$2,017	$(152)	(8)%

Expenses
Operating	$715	$779	$64	8%
Selling, general and administrative	467	481	14	3
Depreciation and amortization	54	63	9	14

Total expenses	$1,236	$1,323	$87	7%

Operating Income	$629	$694	$(65)	(9)%

Revenues

Worldwide revenues decreased $152 million, or 8%, to $1.865 billion in the first quarter of 2009. The declines in ancillary revenues and advertising revenues were partially offset by an increase in affiliate fees. Foreign exchange had a 2-percentage point negative impact on worldwide revenues. Domestic revenues decreased to $1.626 billion in the first quarter of 2009 from $1.731 billion in the first quarter of 2008, a decline of $105 million, or 6%. International revenues decreased to $239 million in the first quarter of 2009, from $286 million in the first quarter of 2008, a decline of $47 million or 16%, with a 13-percentage point negative impact from foreign exchange.

Advertising

Worldwide advertising revenues decreased $112 million, or 11%, to $936 million in the first quarter of 2009. Foreign exchange had a 2-percentage point negative impact on advertising revenues. Domestic advertising revenues decreased 9%, reflecting continuing softness in the overall advertising market. Ratings at certain of our core channels declined as compared with the first quarter of 2008. International advertising revenues decreased 24%, reflecting declines across Europe, with foreign exchange negatively impacting international growth by 16 percentage points. In light of the uncertainties surrounding the current global economic downturn, we anticipate continued pressure on advertising revenues domestically and internationally.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Affiliate Fees

Worldwide affiliate fees increased $83 million, or 13%, to $720 million in the first quarter of 2009. Foreign exchange had a 3-percentage point negative impact on affiliate fees. The quarter also includes a 3-percentage point benefit from certain domestic affiliate revenues that are not expected to continue in the future. Domestic affiliate fees were up 17%, principally due to rate increases across core channels, higher mobile affiliate revenues and an increase in subscribers for digital channels. International affiliate fees decreased 6% principally driven by foreign exchange, which included a 15-percentage point negative impact, partially offset by new deals and rate growth in certain European markets.

Ancillary

Worldwide ancillary revenues decreased $123 million, or 37%, to $209 million in the first quarter of 2009. Foreign exchange had a 1-percentage point negative impact on ancillary revenues. Lower sales of the Rock Band video game series principally reflect a difficult comparison with first quarter of 2008 sales, following the fourth quarter of 2007 release of the game, as well as a soft retail environment overall. Domestic ancillary revenues declined 41% primarily due to the lower Rock Band sales volume, as well as a decrease in consumer products revenues. Foreign ancillary revenues decreased 21%, with a 6-percentage point negative impact from foreign exchange. The decrease was primarily due to lower consumer products revenues.

Expenses

Media Networks segment expenses consist of operating, selling, general and administrative (“SG&A”) and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of video games and home entertainment products, and consumer products licensing and participation fees. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Total expenses declined $87 million, or 7%, to $1.236 billion in the first quarter of 2009, primarily due to lower costs associated with Rock Band sales and decreased employee compensation costs.

Operating

Operating expenses decreased $64 million, or 8%, to $715 million in the first quarter of 2009. Distribution and other expenses declined $81 million driven principally by lower manufacturing costs related to Rock Band. Production and programming expenses increased $17 million, or 3%, reflecting higher expenses associated with our continuing investment in programming, partially offset by 5 percentage points of benefit from reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Selling, General and Administrative

SG&A decreased $14 million, or 3%, to $467 million in the first quarter of 2009 as a result of lower employee compensation costs related primarily to the savings from our fourth quarter 2008 restructuring initiatives, partially offset by increased promotional and technology costs.

Depreciation and Amortization

Depreciation and amortization decreased $9 million in the first quarter of 2009. The decrease is due primarily to lower capital lease depreciation expense resulting from transponder lease expirations.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Income

Operating income decreased $65 million, or 9%, to $629 million in the first quarter of 2009, reflecting lower ancillary and advertising revenues as well as a 3% increase in production and programming expenses, which more than offset the benefit of lower expenses and higher affiliate revenues.

Filmed Entertainment

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

Certain of Paramount's 2008 film releases have been made available to epix for exhibition in the domestic pay television window, for which $57 million of revenue and $21 million of operating income was recognized by Paramount in the first quarter of 2009. Intercompany profits of $9 million, reflecting our pro rata share of the venture, were eliminated in the Equity in losses of investee companies line in our Consolidated Statements of Earnings.

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2009	2008	$	%

Revenues by Component
Theatrical	$283	$247	$36	15%
Home entertainment	452	499	(47)	(9)
Television license fees	308	340	(32)	(9)
Ancillary	44	60	(16)	(27)

Total revenues by component	$1,087	$1,146	$(59)	(5)%

Expenses
Operating	$1,078	$1,076	$(2)	—%
Selling, general, & administrative	106	108	2	2
Depreciation & amortization	26	25	(1)	(4)

Total expenses	$1,210	$1,209	$(1)	—%

Operating Loss	$(123)	$(63)	$(60)	(95)%

Revenues

Worldwide revenues decreased by $59 million, or 5% to $1.087 billion in the first quarter of 2009, due primarily to lower home entertainment, television license fees and ancillary revenues, partially offset by higher theatrical revenues. Foreign exchange had a 7-percentage point negative impact on worldwide revenues. Domestic revenues decreased to $593 million in the first quarter of 2009 from $598 million in the first quarter of 2008, a decline of $5 million, or 1%. International revenues decreased to $494 million in the first quarter of 2009 from $548 million in the first quarter of 2008, a decline of $54 million, or 10%, with a 14-percentage point negative impact from foreign exchange.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Theatrical

Worldwide theatrical revenues increased $36 million, or 15%, to $283 million in the first quarter of 2009. Foreign exchange had a 10-percentage point negative impact on theatrical revenues. On a worldwide basis, in the first quarter of 2009, we released 6 films, including DreamWorks Animation’s Monsters vs. Aliens for which there was no comparable animated release in the same prior-year quarter. Domestic theatrical revenues increased $35 million due to strong current quarter revenues from prior quarter releases, compared with the first quarter of 2008, as well as the mix of films released in the first quarter of 2009. Strong carryover revenues from films released in the fourth quarter of 2008 were driven by The Curious Case of Benjamin Button. International theatrical revenues remained relatively flat in the first quarter of 2009 compared to the first quarter of 2008, reflecting the performance of international films in release including Madagascar: Escape 2 Africa offset by a 19-percentage point negative impact from foreign exchange.

Home Entertainment

Worldwide home entertainment revenues decreased $47 million, or 9%, to $452 million in the first quarter of 2009. Foreign exchange had a 7-percentage point negative impact on home entertainment revenues. Domestic home entertainment revenues increased $13 million primarily resulting from higher revenues generated from DreamWorks Animation new releases and carry over revenues from the Iron Man DVD release in the fourth quarter of 2008, partially offset by fewer titles released in the quarter and the comparison against the $29 million recognized in the first quarter of 2008 in connection with the conclusion of an HD-DVD exclusivity arrangement. The increase in revenues for DreamWorks Animation releases was principally due to the DVD release of Madagascar: Escape 2 Africa in the current quarter as compared with the release of Bee Movie in the first quarter of 2008. International home entertainment revenues decreased $60 million, or 26%, with a 17-percentage point negative impact from foreign exchange. The strong performance of the Madagascar: Escape 2 Africa international DVD release in the current quarter was more than offset by lower revenues on other current and catalog titles reflecting continued softness in the DVD market. Softness in the worldwide DVD market may continue throughout 2009 and may adversely affect our home entertainment revenues and profitability.

Television License Fees

Worldwide television license fees decreased $32 million, or 9%, to $308 million in the first quarter of 2009, due to the number and mix of available titles. Lower network and syndication market revenues were partially offset by higher license fees in the domestic and international Pay TV markets.

Ancillary

Ancillary revenues decreased $16 million, or 27%, to $44 million in the first quarter of 2009, principally due to lower licensing and merchandising revenues from Transformers as compared with the first quarter of 2008.

Expenses

Filmed Entertainment segment expenses consist of operating, SG&A and depreciation and amortization. Operating expenses principally include the amortization of film costs of our released feature films (including amounts accrued under our third-party distribution arrangements), print and advertising expenses and other distribution costs. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other exhibition windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release, if at all. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Total expenses have remained relatively flat at $1.210 billion in the first quarter of 2009.

Operating

Operating expenses increased $2 million to $1.078 billion in the first quarter of 2009. Higher costs principally associated with our DreamWorks Animation releases were offset by reduced feature film amortization and development costs resulting from the rationalization of our film slate. Distribution and other costs, principally print and advertising expenses, also remained flat, as expenses associated with the release of Monsters vs. Aliens, for which there was no comparable animated release in the first quarter of 2008, were offset by lower spending on current and future film releases compared with the first quarter of 2008.

Selling, General and Administrative

SG&A decreased $2 million, or 2%, to $106 million in the first quarter of 2009, as a result of lower employee compensation costs principally related to savings achieved from our fourth quarter 2008 restructuring initiatives.

Depreciation and Amortization

Depreciation and amortization remained relatively flat at $26 million in the first quarter of 2009.

Operating Loss

An operating loss of $123 million was recorded in the first quarter of 2009, compared with a loss of $63 million in the first quarter of 2008. The increased loss reflects print and advertising expenses for Monsters vs. Aliens, which was released late in the first quarter of 2009, the absence of income recognized from the conclusion of our HD-DVD exclusivity arrangement in the prior year, fewer home entertainment titles released compared with the same quarter last year and unfavorable foreign exchange impacts. These factors were partially offset by benefits from the reduction in our overall film slate and fourth quarter 2008 restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our credit facility and access to capital markets, provide us adequate resources to fund our ongoing operations including investment in programming and film productions, capital expenditures, new projects and acquisitions. Our principal uses of cash include the creation of new content, acquisitions of third-party content, ongoing investments in our businesses and acquisitions of businesses. We also use cash for interest and tax payments and discretionary share repurchases. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. Our credit ratings remain unchanged from December 31, 2008.

We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Although capital markets have been adversely affected by recent problems in the worldwide financial system, we believe that our strong cash flows and balance sheet, existing bank facility and credit rating will provide us with adequate access to funding given our expected cash needs. In the current capital markets, the cost of any additional borrowings is likely to be higher than our existing borrowing costs as experienced in recent periods. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies.

Our credit facility is subject to one principal financial covenant which requires our interest coverage, calculated as operating income before depreciation and amortization divided by interest expense (both as defined by the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

credit agreement), for the most recent four consecutive fiscal quarters to be at least 3.0x. As of March 31, 2009, it was approximately 7.0x.

Cash Flows

Cash and cash equivalents decreased by $533 million in the first quarter of 2009. The change in cash and cash equivalents was attributable to the following:

Cash Flows	Quarter Ended March 31,
(in millions)	2009	2008
Cash provided by operations	$150	$91
Net cash flow used in investing activities	(54)	(105)
Net cash flow used in financing activities	(622)	(98)
Effect of exchange rates on cash and cash equivalents	(7)	4

Decrease in cash and cash equivalents	$(533)	$(108)

Operating Activities

Cash provided by operations was $150 million in the first quarter of 2009, an increase of $59 million compared with the first quarter in 2008. The increase is primarily due to lower payments related to income taxes, programming and production costs and pension contributions, partially offset by decreased earnings and timing of other payments and receivables collections in the ordinary course of business.

Investing Activities

Cash used in investing activities was $54 million in the first quarter of 2009, compared with $105 million in the first quarter of 2008. The decrease is primarily due to lower spending on capital expenditures partially offset by higher investments in equity affiliates.

Financing Activities

Cash used in financing activities was $622 million in the first quarter of 2009, compared with $98 million in the first quarter of 2008. The increase in 2009 is primarily driven by the reduction of amounts outstanding under our revolving credit facility. We did not repurchase any shares under our stock repurchase program during the first quarter of 2009, compared with $429 million of share repurchases in the first quarter of 2008.

Capital Resources

Capital Structure and Debt

At March 31, 2009, total debt was $7.370 billion, a decrease of $632 million, or 8%, from $8.002 billion at December 31, 2008. Cash and cash equivalents were $259 million, a decrease of $533 million from $792 million at December 31, 2008, principally reflecting the use of cash to reduce amounts outstanding under the revolving credit facility. The $698 million of Senior Notes due June 16, 2009 are classified as non-current long-term debt as we have the intent and ability, through utilization of our $3.25 billion revolving facility due December 2010, to refinance this debt. At March 31, 2009, $100 million was outstanding under this facility, with approximately $3.15 billion of remaining availability.

Stock Repurchase Program

Since December 31, 2008, we have not purchased any shares under our $4.0 billion stock repurchase program, but may resume purchases in the future based on a variety of factors.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

The estimate of ultimate revenues impacts the timing of original production cost amortization. Upon a film’s initial release we update our estimate of ultimate revenues based on expected future and actual results. We also review and revise estimates of ultimate revenue and participation costs as of each reporting date to reflect the most current available information. If estimates for a film are revised, the difference between amortization expense determined using the new estimate and any amounts previously expensed during that fiscal year are charged or credited to our Consolidated Statement of Earnings in the quarter in which the estimates are revised.

If we believe that the release of our content will not or has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value. We utilize the individual film forecast computation method (adjusted to incorporate revenue and related costs, including future exploitation costs, if any, expected to occur in periods beyond 10 years from the date of the film’s initial release) to develop the cash flows which are subsequently discounted to compute the fair value of a film at each reporting period.

Acquired Programming Rights

The accounting for acquired program rights is addressed by the Financial Accounting Standards Board (“FASB”) in Statement No. 63, Financial Reporting by Broadcasters (“FAS 63”). Under the provisions of FAS 63, a licensee reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted by the licensee and the programming is available for airing. We record the transaction using the gross liability provision. The asset is amortized to operating expenses over the greater of straight line amortization or actual number of plays over the estimated periods revenues are generated, commencing upon availability. Determining factors used in estimating the useful life of programming includes the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. The cost basis of acquired programming is the capitalized cost of each program and is equal to the cost of the programming pursuant to the license agreement less the cumulative amortization recorded for the program. Capitalized costs of rights to program materials are reported in the Company's Balance Sheet at the lower of unamortized cost or estimated net realizable value. Net realizable value of acquired rights programming is evaluated quarterly by the Company based on the aggregation of similar type programming, which represents a daypart basis in accordance with FAS 63. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to programming within the daypart as compared to the aggregate unamortized cost of the acquired rights programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.

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

Our most significant arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation and the distribution agreements with MVL Productions LLC, DW Funding LLC and CBS Corporation. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis in accordance with EITF 99-19. Prior to January 1, 2008, we were not primary obligor under the distribution agreement with CBS Corporation then in effect, and therefore revenues were accounted for on a net basis.

Multiple Element Arrangements

The accounting for multiple element arrangements related to our video game products that include hardware, software and service components requires significant judgment. Where a video game provides limited online features at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we recognize revenue ratably over an estimated service period. This evaluation is performed for each software product that is released.

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

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns for home entertainment and video game products would have a $44 million impact on our total revenue for the year ended December 31, 2008.

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectibility. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts for trade accounts receivables would have a $24 million impact on our operating results for the year ended December 31, 2008.

Provision for Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). See Notes 1 and 16 to our 2008 Annual Report.

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

During the year ended December 31, 2008, we effectively settled various uncertain tax positions. As a result, our provision for income taxes for the same period includes $55 million of net discrete tax benefits. A 1% change in our effective rate, excluding discrete items, would result in additional tax expense of approximately $19 million for the year ended December 31, 2008.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill and Indefinite-Lived Intangible Assets. Goodwill at December 31, 2008 relates to our significant reporting units MTVN ($6.7 billion), BETN ($2.7 billion) and Paramount ($1.6 billion). On an annual basis the test for goodwill impairment is performed using a two-step process, unless there is a triggering event, in which case a test would be performed sooner. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, our reporting units are consistent with our operating segments, in all material respects. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. Based on our annual assessment, a hypothetical 25% reduction in the estimated fair value in each of our reporting units would not result in an impairment condition. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Our indefinite-lived intangibles are primarily related to trademarks and FCC licenses. The impairment test for these intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology commonly referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates.

Our impairment analysis, which is performed annually during the fourth quarter did not result in an impairment charge for goodwill or indefinite-lived intangible assets in the years presented.

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

(continued)

OTHER MATTERS

Related Party Transactions

In the normal course of business we enter into transactions with related parties, including companies owned by or affiliated with CBS Corporation and companies which we account for under the equity method of accounting. For additional information, see Note 11 to the Consolidated Financial Statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward- looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the continuation or worsening of current economic conditions generally, and in advertising markets in particular; the public acceptance of our programs, motion pictures and games; competition for audiences and distribution; technological developments and their effect in our markets and on consumer behavior; fluctuations in our results due to the timing, mix and availability of our motion pictures and games; changes in the Federal communications laws and regulations; the impact of piracy; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2008 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2008 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 12 to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2008 Annual Report to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

VIACOM INC.

Date: April 30, 2009	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: April 30, 2009	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.