Form 10-Q
period 2009-06-30
Viacom Inc.
filed 2009-07-28
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2009
Class A Common stock, par value $0.001 per share	57,363,986
Class B Common stock, par value $0.001 per share	549,502,712

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except earnings per share amounts)	2009	2008	2009	2008

Revenues	$3,299	$3,857	$6,204	$6,974
Expenses:
Operating	1,943	2,238	3,691	4,047
Selling, general and administrative	690	730	1,323	1,379
Depreciation and amortization	80	97	162	189

Total expenses	2,713	3,065	5,176	5,615

Operating income	586	792	1,028	1,359
Interest expense, net	(109)	(123)	(218)	(240)
Equity in losses of investee companies	(23)	(10)	(56)	(16)
Other items, net	(15)	(12)	(34)	(15)

Earnings from continuing operations before provision for income taxes	439	647	720	1,088
Provision for income taxes	(158)	(237)	(259)	(404)

Net earnings from continuing operations	281	410	461	684
Discontinued operations, net of tax	—	1	—	1

Net earnings (Viacom and noncontrolling interests)	281	411	461	685
Less: Net earnings attributable to noncontrolling interests	(4)	(4)	(7)	(8)

Net earnings attributable to Viacom	$277	$407	$454	$677

Amounts attributable to Viacom:
Net earnings from continuing operations	$277	$406	$454	$676
Discontinued operations, net of tax	—	1	—	1

Net earnings attributable to Viacom	$277	$407	$454	$677

Basic earnings per share attributable to Viacom:
Continuing operations	$0.46	$0.65	$0.75	$1.07
Discontinued operations	$—	$—	$—	$—
Net earnings per share of Viacom	$0.46	$0.65	$0.75	$1.07

Diluted earnings per share attributable to Viacom:
Continuing operations	$0.46	$0.64	$0.75	$1.06
Discontinued operations	$—	$0.01	$—	$0.01
Net earnings per share of Viacom	$0.46	$0.65	$0.75	$1.07

Weighted average number of common shares outstanding:
Basic	607.0	629.2	606.9	634.4
Diluted	608.1	630.1	607.6	635.5

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$250	$792
Receivables, net (including retained interests in securitizations—see Note 7)	1,809	2,271
Inventory, net	869	881
Deferred tax assets, net	214	203
Prepaid and other assets	393	355

Total current assets	3,535	4,502
Property and equipment, net	1,065	1,145
Inventory, net	4,147	4,133
Goodwill	11,470	11,470
Intangibles, net	612	674
Other assets	566	563

Total assets	$21,395	$22,487

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$292	$574
Accrued expenses	1,115	1,304
Participants’ share and residuals	1,245	1,537
Program rights obligations	432	384
Deferred revenue	357	442
Current portion of long-term debt	99	105
Other liabilities	422	496

Total current liabilities	3,962	4,842

Long-term debt	7,275	7,897
Participants’ share and residuals	387	488
Program rights obligations	557	621
Deferred tax liabilities, net	100	12
Other liabilities	1,438	1,556
Redeemable noncontrolling interest	167	148

Commitments and contingencies (Note 12)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common stock, par value $0.001, 5,000.0 authorized; 549.9 and 549.4 outstanding, respectively	1	1
Additional paid-in capital	8,225	8,186
Treasury stock	(5,725)	(5,725)
Retained earnings	4,947	4,496
Accumulated other comprehensive income (loss)	47	(49)

Total Viacom stockholders’ equity	7,495	6,909
Noncontrolling interests	14	14

Total equity	7,509	6,923

Total liabilities and equity	$21,395	$22,487

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2009	2008

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$461	$685
Discontinued operations, net of tax	—	(1)

Net earnings from continuing operations	461	684
Reconciling items:
Depreciation and amortization	162	189
Feature film and program amortization	1,955	2,098
Stock-based compensation	41	42
Equity in investee companies, net of distributions	56	41
Provision for deferred taxes	5	(44)
Decrease in securitization program	(175)	—
Operating assets and liabilities, net of acquisitions:
Receivables	565	478
Inventory, program rights and participations	(2,345)	(2,765)
Accounts payable and other current liabilities	(625)	(626)
Other, net	60	(94)

Cash provided by operations	160	3

INVESTING ACTIVITIES
Net cash used in business combinations	—	(36)
Capital expenditures	(40)	(182)
Investments in and advances to equity affiliates and other, net	(40)	(29)
Discontinued operations, net	—	13

Net cash flow used in investing activities	(80)	(234)

FINANCING ACTIVITIES
Borrowings from banks	1,850	1,500
Repayments to banks	(1,750)	(1,150)
Repayment of Senior Notes	(749)	—
Commercial paper	67	610
Payment of other financing obligations	(31)	(55)
Purchase of treasury stock	(8)	(865)
Distributions to noncontrolling interests	(7)	(2)
Exercise of stock options and other, net	—	4

Net cash flow (used in) provided by financing activities	(628)	42

Effect of exchange rate changes on cash and cash equivalents	6	6

Net change in cash and cash equivalents	(542)	(183)
Cash and cash equivalents at beginning of period	792	920

Cash and cash equivalents at end of period	$250	$737

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Viacom Stockholders
(in millions)	Common Stock Issued (shares)	Common Stock/ APIC	Common Stock Held in Treasury (shares)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
December 31, 2008	758.3	$8,187	(151.5)	$(5,725)	$4,496	$(49)	$14	$6,923
Net earnings					454		4	458
Change in redemption value of put option					(3)	(17)	—	(20)
Translation adjustments						2	(1)	1
Unrealized gain on securities						1	—	1
Cash flow hedges						(2)	—	(2)
Defined benefit pension plans						112	—	112

Other comprehensive income*						96
Dividends to noncontrolling interests							(3)	(3)
Compensation expense		47						47
Restricted shares issued, other	0.5	(8)						(8)

June 30, 2009	758.8	$8,226	(151.5)	$(5,725)	$4,947	$47	$14	$7,509

*Total comprehensive income was $557 million. See Note 2 for additional information.

	Viacom Stockholders
(in millions)	Common Stock Issued (shares)	Common Stock/ APIC	Common Stock Held in Treasury (shares)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
December 31, 2007 (as previously reported)	757.6	$8,080	(112.8)	$(4,502)	$3,407	$126	$8	$7,119
Adoption of EITF D-98					(188)	(12)		(200)

December 31, 2007 (as adjusted)	757.6	$8,080	(112.8)	$(4,502)	$3,219	$114	$8	$6,919
Net earnings					677		3	680
Translation adjustments						21	(1)	20
Unrealized gain on securities						1	—	1
Cash flow hedges						(1)	—	(1)
Defined benefit pension plans						1	—	1

Other comprehensive income*						22
Acquisition of noncontrolling interests							4	4
Dividends to noncontrolling interests							(2)	(2)
Compensation expense		48						48
Exercise of stock options, and other	0.6	(4)						(4)
Purchase of treasury stock			(22.6)	(860)				(860)

June 30, 2008	758.2	$8,124	(135.4)	$(5,362)	$3,896	$136	$12	$6,806

*Total comprehensive income was $707 million. See Note 2 for additional information.

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

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Prior to January 1, 2009 the foreign operations of the Filmed Entertainment segment were consolidated using the U.S. Dollar as the functional currency as the majority of the cash inflows and outflows of these subsidiaries were denominated in U.S. Dollars. Due to changes in the terms and conditions of significant operating arrangements at the Filmed Entertainment segment, effective January 1, 2009 the majority of the cash inflows and outflows of these foreign operations are now denominated in local currency. Accordingly, substantially all of the Company’s foreign operations are consolidated using the local currency as the functional currency. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 12, 2009 (the “2008 Annual Report”). The Company has performed an evaluation of subsequent events through July 28, 2009, which is the date the financial statements were issued.

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

Accounting Changes

Statement No. 160

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes and provides accounting and reporting standards for the noncontrolling interest in a

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

consolidated subsidiary and for the deconsolidation of a subsidiary. The Company has adopted FAS 160 beginning January 1, 2009 via retrospective application of the presentation and disclosure requirements.

The Company adopted Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), in conjunction with its adoption of FAS 160. This standard is applicable for all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. The Company is currently subject to a redeemable put option for an international subsidiary which expires in 2011 and for which redemption value equals fair value as of June 30, 2009. At June 30, 2009 and December 31, 2008, the redemption value of the put was approximately $167 million and $148 million, respectively, and is reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interest. The retrospective impact of applying EITF D-98 was a reduction to opening Retained earnings of $188 million and a reduction to Accumulated other comprehensive (loss) income of $12 million as of December 31, 2007.

Discontinued Operations

Discontinued operations, net of tax, in 2008 reflects settlement adjustments related to businesses previously sold.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to unfunded benefit plans, unrealized gains or losses on certain derivative instruments and unrealized gains and losses on investments in equity securities which are publicly traded.

Comprehensive Income	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Net earnings (Viacom and noncontrolling interests)	$281	$411	$461	$685

Other comprehensive income:
Cash flow hedges	(1)	(1)	(2)	(1)
Translation adjustments	74	(10)	2	21
Unrealized gain on securities	2	1	1	1
Defined benefit pension plans	106	1	112	1
Translation of put option	(20)	1	(17)	—

Comprehensive income	$442	$403	$557	$707
Less: Comprehensive income attributable to noncontrolling interests	4	4	7	8

Comprehensive income attributable to Viacom	$438	$399	$550	$699

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Weighted average common shares outstanding, basic	607.0	629.2	606.9	634.4
Dilutive effect of stock options	—	0.2	—	0.4
Dilutive effect of RSUs and PSUs	1.1	0.7	0.7	0.7

Weighted average common shares outstanding, diluted	608.1	630.1	607.6	635.5

Anti-dilutive common shares	44.1	46.8	44.5	42.8

Reclassification

Certain amounts have been reclassified to conform to the 2009 presentation.

NOTE 3. RECENT ACCOUNTING STANDARDS

FSP 157-4

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The staff position did not significantly impact the Company’s financial statements.

FSP 107-1 and APB 28-1

In April 2009, the FASB issued Staff Position No.107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company has applied the disclosure provisions as appropriate.

Statement No. 166

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

Statement No. 167

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

NOTE 4. INVENTORY

Inventory (in millions)	June 30, 2009	December 31, 2008
Film Inventory:
Released, net of amortization	$981	$840
Completed, not yet released	118	263
In process and other	734	826

Total film inventory, net	1,833	1,929
Programming Inventory:
Original programming, net of amortization	1,342	1,253
Acquired program rights, net of amortization	1,568	1,474
Merchandise and other inventory, net of allowance of $174 and $119	273	358

Total inventory, net	5,016	5,014
Less current portion of inventory, net	(869)	(881)

Total non-current inventory, net	$4,147	$4,133

NOTE 5. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	June 30, 2009	December 31, 2008
Senior Notes and Debentures:
Senior notes due 2009	$—	$750
Senior notes due 2011, 5.750%	1,497	1,496
Senior notes due 2016, 6.250%	1,496	1,495
Senior notes due 2017, 6.125%	497	497
Senior debentures due 2036, 6.875%	1,734	1,734
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	112	136
Commercial paper	67	—
Credit facility	750	650
Capital lease and other obligations	223	246

Total long-term debt	7,374	8,002
Less current portion of long-term debt	(99)	(105)

Total non-current portion of long-term debt	$7,275	$7,897

During the six months ended June 30, 2009, the Company repurchased in the open market or paid off at maturity its $750 million of Senior Notes due June 16, 2009.

At June 30, 2009, the total unamortized discount related to the fixed rate Senior Notes and Debentures and the note payable was $28 million and $18 million, respectively. Based on the level of interest rates prevailing at

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 30, 2009, the carrying value of the Company’s Senior Notes and Debentures exceeded its fair market value by $250 million. The fair market value of the Company’s publicly traded debt was determined utilizing quoted market prices.

At June 30, 2009, the outstanding commercial paper had a weighted average interest rate of 1.05% and an average remaining life of less than 30 days. The commercial paper is classified as long-term debt as the Company has the intent and ability, through utilization of its $3.25 billion revolving credit facility due December 2010, to refinance this debt. The Company’s credit facility contains typical covenants for an investment grade company. The one principal financial covenant requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which it met at June 30, 2009. As of June 30, 2009, it was 6.7x.

NOTE 6. FINANCIAL INSTRUMENTS

The Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value include marketable securities and other financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for other financial instruments is determined utilizing an income approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2009:

Financial Asset (Liability) (in millions)	June 30, 2009	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Marketable securities	$61	$61	$—	$—
Other financial instruments	(56)	—	(2)	(54)

Total	$5	$61	$(2)	$(54)

The $54 million of other financial instruments measured using significant unobservable inputs relates to the Company’s guarantee of certain debt of DW Funding LLC (“DW Funding”) which is more fully described in Note 12. The change in fair value during the reporting period is reflected as a component of Other items, net within the Company’s Consolidated Statements of Earnings. For the quarter and six months ended June 30, 2009 and 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statements of Earnings. The fair value of the guarantee is determined utilizing a discounted cash flow model. The significant assumptions utilized are the risk-adjusted projected net cash flows of the library, the estimated debt obligations of DW Funding at the projected settlement date and a discount rate of approximately 8%.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 7. RECEIVABLES

Receivables, net (including retained interests in securitizations) were as follows:

Receivables, net (including retained interests in securitizations) (in millions)	June 30, 2009	December 31, 2008
Securitized pools of trade receivables	$1,546	$2,348
Interests in securitizations sold to third parties	(700)	(950)

Retained interests in securitizations	846	1,398
Receivables not subject to securitizations	1,074	972

Receivables, including retained interests in securitizations	1,920	2,370
Less allowance for doubtful accounts	(111)	(99)

Total receivables, net	$1,809	$2,271

The reduction in the level of securitized receivables sold to third parties during the six months ended June 30, 2009 was due to a scheduled $175 million reduction in the level of participation by a sponsor in one of the Company’s securitization programs in the second quarter of 2009, which the Company elected not to replace, and seasonal fluctuations in qualifying receivables. There are no other scheduled reductions in the remaining terms of the securitization facilities, which are subject to renewal on an annual basis. The financial cost of funding and the cash flow impact of the securitization programs to the Company’s operating cash flows are included in Note 13.

NOTE 8. STOCK BASED COMPENSATION

During the quarter ended June 30, 2009, the Company granted 2.9 million stock options and 2.6 million RSUs in connection with its annual equity awards under the Company’s Long-Term Management Incentive Plan. For the six months ended June 30, 2009, the Company granted 3.0 million stock options, 2.7 million RSUs and 0.8 million PSUs.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Recognized in earnings:
Stock options	$6	$10	$12	$18
Restricted share units	4	7	11	14
Performance share units	9	5	18	10

Total compensation cost in earnings	$19	$22	$41	$42

Tax benefit recognized	$7	$8	$15	$15
Capitalized stock based compensation expense	$3	$3	$6	$6

Total unrecognized compensation cost related to unvested stock option awards and PSUs at June 30, 2009 is approximately $102 million and $52 million, respectively, and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years for each award. Total unrecognized compensation cost related to RSUs at June 30, 2009 is approximately $112 million and is expected to be recognized over a weighted-average period of 2 years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit costs and contributions for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs & Contributions	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Service cost	$7	$9	$17	$18
Interest cost	9	8	19	17
Expected return on plan assets	(5)	(7)	(11)	(14)
Recognized actuarial loss	2	2	7	2
Net curtailment gain	(11)	—	(11)	—

Net periodic benefit costs	$2	$12	$21	$23

Contributions	$1	$—	$2	$41

The Company curtailed or amended future benefits under certain of its pension plans in the second quarter of 2009. The resulting remeasurement reduced the Company’s pension liability by $184 million, with a corresponding increase of $105 million, net of tax, in comprehensive income.

Contributions in 2008 include $40 million of payments to the Company’s domestic funded defined benefit pension plan. Remaining contributions relate to payments on unfunded plans to the extent benefits were paid. After considering the funded status of the Company’s defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its funded plans from time to time. In July 2009, the Company made a contribution of $112 million to the Company’s domestic funded defined benefit pension plan.

NOTE 10. RESTRUCTURING

The Company’s restructuring liabilities as of June 30, 2009 by reporting segment are as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
December 31, 2008	$71	$23	$11	$105
Additions	16	17	—	33
Severance payments	(38)	(9)	(8)	(55)
Lease payments	(6)	—	—	(6)
Revisions to initial estimates	—	(5)	—	(5)

June 30, 2009	$43	$26	$3	$72

During the second quarter of 2009 the Company incurred $33 million of severance charges included within Selling, general and administrative expenses in the Company’s Consolidated Statement of Earnings. There have been no significant changes to the restructuring plan undertaken in the fourth quarter of 2008. Included in the June 30, 2009 restructuring liability are $23 million of Media Networks and $9 million of Filmed Entertainment obligations related to the 2008 initiatives.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended June 30, 2009 and 2008, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $19 million and $25 million, respectively.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Consolidated Statements of Earnings
Revenues	$85	$120	$164	$207
Operating expenses	$116	$139	$229	$251

			June 30, 2009	December 31, 2008
Consolidated Balance Sheets
Accounts receivable			$37	$61
Other assets			2	16

Total due from CBS			$39	$77

Accounts payable			$4	$6
Participants’ share, residuals and royalties payable			197	160
Programming rights, current			156	156
Programming rights, noncurrent			169	242
Other liabilities			9	13

Total due to CBS			$535	$577

Other Related Party Transactions

In the normal course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated VIEs as more fully described in Note 13. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and the distribution of films for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Consolidated Statements of Earnings
Revenues	$78	$91	$186	$200
Operating expenses	$45	$50	$110	$127

			June 30, 2009	December 31, 2008
Consolidated Balance Sheets
Accounts receivable			$104	$88

Accounts payable			$44	$25
Participants’ share, residuals and royalties payable			35	58
Other liabilities			56	55
Long-term debt			112	136

Total due to other related parties			$247	$274

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

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our unconsolidated investments, including principal and interest, of approximately $236 million (including $204 million relating to certain unsecured debt of DW Funding) at June 30, 2009 and has accrued a liability of $56 million (including $54 million relating to DW Funding) in respect of such exposures, which is reflected as a component of Other liabilities – noncurrent in the Consolidated Balance Sheet.

At June 30, 2009, the Company’s aggregate guarantee related to lease commitments of divested businesses, primarily Famous Players and Blockbuster Inc. (“Blockbuster”), was $887 million (including $130 million attributable to Blockbuster) with a recorded liability of $245 million, reflecting the estimated fair value of the guarantees at their inception, including certain assumed renewals, which may or may not occur. Based on the Company’s consideration of financial information available to it, the lessees’ performance in meeting their lease obligations, the underlying economic factors impacting the lessees’ business models and where applicable, letters of credit on the Company’s behalf, the Company believes its accruals are sufficient to meet any future obligations. As more fully described in the 2008 Annual Report, under the terms of its separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation, we and Blockbuster have agreed to indemnify Former Viacom and the Company with respect to any amount paid under these guarantees. Blockbuster’s indemnification obligations are secured by $75 million in letters of credit to the Company’s benefit. Additionally, in connection with the separation, the Company agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players, which Former Viacom sold in 2005.

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

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In March 2008, the court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint. The plaintiffs subsequently filed a second amended

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

complaint seeking, among other things, treble monetary damages in an unspecified amount and an injunction to compel the offering of channels on an “à la carte” basis. In September 2008, the defendants’ motion to dismiss the second amended complaint was denied. In May 2009, plaintiffs filed a third amended complaint for which motions that are potentially dispositive of the matter are now pending before the court. The Company believes the plaintiffs’ position in this litigation is without merit and intends to continue to vigorously defend this lawsuit.

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Cash paid for interest	$196	$213	$219	$250
Cash paid for income taxes	$183	$295	$246	$439

Receivable Securitization Arrangements:
Receivable interests sold to investors at beginning of the period			$950	$950
Proceeds from the sale of receivables			2,069	2,232
Cash interest paid			14	21
Cash remitted			(2,158)	(2,259)
Cash remitted related to reduction in sponsor participation			(175)	—

Receivable interests sold to investors at end of the period			$700	$944

Interest Expense, net	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Interest expense	$(112)	$(132)	$(224)	$(260)
Interest income	3	9	6	20

Interest expense, net	$(109)	$(123)	$(218)	$(240)

Other Items, net	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Loss on securitization programs	$(3)	$(6)	$(9)	$(15)
Foreign exchange (loss) gain	(11)	(6)	(24)	12
Impairment of minority investment	—	—	—	(12)
Other losses	(1)	—	(1)	—

Other items, net	$(15)	$(12)	$(34)	$(15)

Investments in Variable Interest Entities

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide the ability to enter new markets to expand the reach of its brands, develop new programming and/or distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a VIE. The Company’s investments in unconsolidated and consolidated VIEs are further described in Note 5 of the 2008 Annual Report.

Unconsolidated Variable Interest Entities

At June 30, 2009, in addition to the Company’s aggregate investment carrying value in VIEs of $147 million, it had future contractual funding commitments of $202 million as well as $54 million recorded for its guarantee

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

related to DW Funding. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 11 and Note 12.

Consolidated Variable Interest Entities

As of June 30, 2009, there are $103 million of assets and $80 million of liabilities included within the Company’s Consolidated Balance Sheet in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The impact of the operating results of this consolidated VIE was not significant to the Company’s revenues, expenses or operating income for the quarter and six months ended June 30, 2009.

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

Revenues by Segment	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Media Networks	$1,966	$2,136	$3,831	$4,153
Filmed Entertainment	1,380	1,771	2,467	2,917
Eliminations	(47)	(50)	(94)	(96)

Total revenues	$3,299	$3,857	$6,204	$6,974

Operating Income (Loss)	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Media Networks	$671	$765	$1,300	$1,459
Filmed Entertainment	(25)	86	(148)	23

Total segment operating income	646	851	1,152	1,482
Corporate expenses	(61)	(59)	(122)	(123)
Eliminations	1	—	(2)	—

Total operating income	586	792	1,028	1,359
Interest expense, net	(109)	(123)	(218)	(240)
Equity in losses of investee companies	(23)	(10)	(56)	(16)
Other items, net	(15)	(12)	(34)	(15)

Earnings from continuing operations before provision for income taxes	$439	$647	$720	$1,088

Total Assets (in millions)	June 30, 2009	December 31, 2008
Media Networks	$15,650	$15,784
Filmed Entertainment	5,506	6,001
Corporate/Eliminations	239	702

Total assets	$21,395	$22,487

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company. We engage audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands, including MTV: Music Television®, MTV2®, VH1®, VH1 Classic™, CMT®:Country Music Television™, Logo®, Nickelodeon®, Nick at Nite®, Noggin®, The N®, COMEDY CENTRAL®, Spike TV®, TV Land™, BET®, Rock Band® , mtvU®, MTV Tr3s®, Nicktoons®, AddictingGames®, Atom®, Neopets®, Shockwave®, Paramount Pictures®, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™. Viacom’s global reach includes approximately 170 channels and 400 online properties in 163 countries and territories.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 12, 2009 (the “2008 Annual Report”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2009 presentation.

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended June 30, 2009 compared to the quarter and six months ended June 30, 2008.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and six months ended June 30, 2009 compared to the quarter and six months ended June 30, 2008.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and an update on our indebtedness.

Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and six months ended June 30, 2009 and 2008.

Consolidated Results of Operations (in millions)	Quarter Ended June 30,		Better/(Worse)		Six Months Ended June 30,		Better/(Worse)
	2009	2008	$	%	2009	2008	$	%
Revenues	$3,299	$3,857	$(558)	(14)%	$6,204	$6,974	$(770)	(11)%

Expenses:
Operating	1,943	2,238	295	13	3,691	4,047	356	9
Selling, general, and administrative	690	730	40	5	1,323	1,379	56	4
Depreciation and amortization	80	97	17	18	162	189	27	14

Total expenses	2,713	3,065	352	11	5,176	5,615	439	8

Operating income	586	792	(206)	(26)	1,028	1,359	(331)	(24)
Interest expense, net	(109)	(123)	14	11	(218)	(240)	22	9
Equity in losses of investee companies	(23)	(10)	(13)	NM	(56)	(16)	(40)	NM
Other items, net	(15)	(12)	(3)	(25)	(34)	(15)	(19)	NM

Earnings from continuing operations before provision for income taxes	439	647	(208)	(32)	720	1,088	(368)	(34)
Provision for income taxes	(158)	(237)	79	33	(259)	(404)	145	36

Net earnings from continuing operations	281	410	(129)	(31)	461	684	(223)	(33)
Discontinued operations, net of tax	—	1	(1)	NM	—	1	(1)	NM

Net earnings (Viacom and noncontrolling interests)	281	411	(130)	(32)	461	685	(224)	(33)
Less: Net earnings attributable to noncontrolling interests	(4)	(4)	—	—	(7)	(8)	1	13

Net earnings attributable to Viacom	$277	$407	$(130)	(32)%	$454	$677	$(223)	(33)%

NM = not meaningful

Revenues

Revenues decreased $558 million, or 14%, to $3.299 billion in the second quarter of 2009. Revenues decreased $770 million, or 11%, to $6.204 billion in the six months ended June 30, 2009. The following table presents our revenues by component:

Revenues by Component (in millions)	Quarter Ended June 30,		Better/(Worse)
	2009	2008	$	%
Advertising sales	$1,074	$1,173	$(99)	(8)%
Feature film	1,333	1,717	(384)	(22)
Affiliate fees	712	656	56	9
Ancillary	227	361	(134)	(37)
Eliminations*	(47)	(50)	3	NM

Total revenues by component	$3,299	$3,857	$(558)	(14)%

NM = not meaningful

*	Eliminations of $36 million, $6 million and $5 million for the quarter ended June 30, 2009 and $38 million, $9 million and $3 million for the quarter ended June 30, 2008 related to advertising sales, feature film and ancillary revenues, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues by Component (in millions)	Six Months Ended June 30,		Better/(Worse)
	2009	2008	$	%
Advertising sales	$2,010	$2,221	$(211)	(10)%
Feature film	2,376	2,803	(427)	(15)
Affiliate fees	1,432	1,293	139	11
Ancillary	480	753	(273)	(36)
Eliminations*	(94)	(96)	2	NM

Total revenues by component	$6,204	$6,974	$(770)	(11)%

NM = not meaningful

*	Eliminations of $69 million, $19 million and $6 million for the six months ended June 30, 2009 and $72 million, $20 million and $4 million for the six months ended June 30, 2008 related to advertising sales, feature film and ancillary revenues, respectively.

Expenses

To better align our organization and cost structure with recent economic conditions, we undertook a strategic review of our businesses in the fourth quarter of 2008, which resulted in $454 million of restructuring and other charges. As a result of these initiatives, we expect to save approximately $200 million in 2009. Approximately half of the savings result from the restructuring charges which were principally comprised of workforce reductions and will be realized via lower compensation costs primarily included as a component of selling, general and administrative expenses. We expect to continue to experience similar levels of savings from the headcount reductions in future years, subject to the performance of our operations which may require further changes to our headcount, either increases or decreases, to effectively and efficiently manage our operations. In 2009, our cash savings are partially offset by remaining severance payments to be made pursuant to our restructuring plan. With respect to the other charges, the savings are primarily related to reduced programming amortization attributable to abandoned programming included as a component of operating expenses, and will diminish ratably through 2011. Despite these savings, overall programming expenses are likely to grow in the future as we continue to invest in programming in the normal course of business. During the quarter and six months ended June 30, 2009, our total expense reduction of $352 million and $439 million, respectively, includes approximately $50 million and $100 million, respectively, in cost savings related to these initiatives. During the second quarter of 2009 we took new actions resulting in severance charges of $16 million in the Media Networks segment and $17 million in the Filmed Entertainment segment. We will continue to evaluate the impact of current and future economic conditions on our various businesses and consider alternatives which, if undertaken, could result in future restructuring charges.

Operating

Operating expenses decreased $295 million, or 13%, to $1.943 billion in the second quarter of 2009. Production and programming expenses decreased $148 million, or 11%, to $1.181 billion primarily due to participation costs in the prior year associated with the theatrical release of Iron Man and the re-release of the Indiana Jones trilogy on DVD, as well as lower amortization on other releases, partially offset by amortization of film costs related to the theatrical release of Imagine That. Reduced amortization attributable to the programming abandoned in the fourth quarter of 2008 was substantially offset by our continuing investment in programming. Distribution and other costs decreased $147 million, or 16%, to $762 million primarily related to the timing of theatrical releases, a reduction in home entertainment expenses which included costs associated with the release of the Indiana Jones trilogy in the prior year, and lower costs related to reduced sales of Rock Band.

Operating expenses decreased $356 million, or 9%, to $3.691 billion for the six months ended June 30, 2009. Distribution and other costs decreased $225 million, or 13%, to $1.468 billion driven by the factors described above. Production and programming expenses decreased $131 million, or 6%, to $2.223 billion also due to the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

factors described in the preceding paragraph. Our continued investment in programming was substantially offset by reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) decreased $40 million, or 5%, to $690 million in the second quarter of 2009. SG&A expenses decreased $56 million, or 4%, to $1.323 billion for the six months ended June 30, 2009. The decrease in both periods is primarily due to lower employee compensation costs and a reduction in travel expenses related to our 2008 restructuring and other cost savings initiatives, partially offset by $33 million of severance charges in the second quarter and increased bad debt expense.

Depreciation and Amortization

Depreciation and amortization decreased $17 million and $27 million in the quarter and six months ended June 30, 2009, respectively, primarily due to lower capital lease depreciation expense resulting from transponder lease expirations.

Operating Income

Operating income decreased $206 million, or 26%, to $586 million in the second quarter of 2009. Filmed Entertainment contributed $111 million of the decline resulting from the underperformance of certain theatrical releases in the quarter, a difficult comparison against Iron Man in the prior year, lower home entertainment profits and the late June release of Transformers: Revenge of the Fallen, as well as $17 million of severance charges recorded in the quarter. Media Networks contributed $94 million of the decline resulting from lower advertising revenues, losses associated with Rock Band and $16 million of severance charges recorded in the quarter, partially offset by increased affiliate fee revenues. Both segments also benefited from our 2008 restructuring and other cost savings initiatives.

Operating income decreased $331 million, or 24%, to $1.028 billion for the six months ended June 30, 2009. Filmed Entertainment contributed $171 million of the decline resulting from the factors described above, as well as the absence of the revenue associated with the HD-DVD exclusivity agreement in the prior year, which more than offset the benefits from the reduction in our overall film slate. Media Networks contributed $159 million of the decline also due to the factors described in the preceding paragraph.

Interest Expense, Net

For the quarter and six months ended June 30, 2009, interest expense, net, decreased $14 million and $22 million, respectively, due to lower average debt outstanding on our mix of obligations and lower average interest rates on our variable rate debt.

Equity in Losses of Investee Companies

Equity in losses of investee companies was $23 million in the second quarter of 2009 compared with $10 million in the comparable period of 2008. For the six months ended June 30, 2009, equity losses were $56 million compared to $16 million in the first six months of 2008. The equity losses in the periods are primarily due to our share of the losses associated with our investments in Rhapsody America, Viacom 18 and epix.

Other Items, Net

Other items, net, reflects expenses of $15 million and $34 million for the quarter and six months ended June 30, 2009, respectively, compared with $12 million and $15 million for the quarter and six months ended June 30, 2008, respectively. The increase in the quarter is principally due to a $5 million unfavorable variance in foreign exchange. The increase in the six months ended June 30, 2009 is the result of a $36 million unfavorable variance in foreign exchange, partially offset by the impact of a $12 million non-cash investment impairment charge taken in the first quarter of 2008.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Provision for Income Taxes

The provision for income taxes was $158 million and $259 million in the quarter and six months ended June 30, 2009, respectively. The effective income tax rate was 36.0% for the quarter and six months ended June 30, 2009 as compared to 36.6% and 37.1% in the comparable periods of 2008, respectively. The tax rate in 2009 was favorably impacted by income tax benefits associated with a greater forecasted mix of earnings in international markets where tax rates are lower than the U.S. statutory tax rate.

Net Earnings (Viacom and Noncontrolling Interests)

Net earnings decreased $130 million, or 32%, and $224 million, or 33%, in the quarter and six months ended June 30, 2009, respectively, principally due to the decrease in operating income and increased foreign exchange and equity losses, partially offset by the reduction in the effective income tax rate.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests, which represents ownership held by third parties of certain consolidated entities, was $4 million and $7 million for the quarter and six months ended June 30, 2009, respectively.

Net Earnings Attributable to Viacom

Net earnings attributable to Viacom decreased $130 million and $223 million in the quarter and six months ended June 30, 2009, respectively, principally due to the $130 million and $224 million decrease in net earnings described above for the same periods, respectively.

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

Media Networks

Our Media Networks segment operates its program services, websites and other digital media services in the United States and abroad and generates revenues principally from three sources: (i) the sale of advertising time on our program services and digital properties, (ii) the receipt of affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include the creation and publishing of music video games and other interactive products, home entertainment sales of our programming, the licensing of our content to third parties and the licensing of our brands and properties for consumer products. Our music video game business is conducted through Rock Band, and includes our Rock Band franchise and royalties from certain related games and products, including Guitar Hero. References to Rock Band include all such games collectively, unless the context indicates otherwise.

Media Networks segment revenue growth depends on the increase in advertising revenues and affiliate fees through our efforts to expand and enhance our brands worldwide with hit programming, new channels and other forms of entertainment and, in part, by the increased availability of our content on various distribution platforms. We continue to invest organically and through select acquisitions and investments in digital media and other assets that are attractive to our consumers and we seek to increase our revenues by expanding our audiences and

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

strengthening our relationships with our advertising, cable, satellite, mobile and online partners to serve those audiences. Growth also depends on the continued success and expansion of our Rock Band franchise and other games that we develop, as well as continued demand for our brands in the home entertainment, television licensing and consumer products marketplaces.

	Quarter Ended June 30,		Better/ (Worse)		Six Months Ended June 30,		Better/ (Worse)
(in millions)	2009	2008	$	%	2009	2008	$	%

Revenues by Component
Advertising	$1,074	$1,173	$(99)	(8)%	$2,010	$2,221	$(211)	(10)%
Affiliate fees	712	656	56	9	1,432	1,293	139	11
Ancillary	180	307	(127)	(41)	389	639	(250)	(39)

Total revenues by component	$1,966	$2,136	$(170)	(8)%	$3,831	$4,153	$(322)	(8)%

Expenses
Operating	$730	$764	$34	4%	$1,445	$1,543	$98	6%
Selling, general and administrative	514	542	28	5	981	1,023	42	4
Depreciation and amortization	51	65	14	22	105	128	23	18

Total expenses	$1,295	$1,371	$76	6%	$2,531	$2,694	$163	6%

Operating Income	$671	$765	$(94)	(12)%	$1,300	$1,459	$(159)	(11)%

Revenues

Worldwide revenues decreased $170 million, or 8%, to $1.966 billion in the second quarter of 2009, and $322 million, or 8%, to $3.831 billion in the six months ended June 30, 2009. The declines in ancillary and advertising revenues were partially offset by an increase in affiliate fees. Domestic revenues decreased to $1.699 billion in the second quarter of 2009, a decline of $47 million, or 3%, and $3.325 billion in the six months ended June 30, 2009, a decline of $152 million, or 4%. International revenues decreased to $267 million in the second quarter of 2009, a decline of $123 million, or 32% and $506 million in the six months ended June 30, 2009, a decline of $170 million, or 25%. The decline in international revenues in the quarter and six months ended June 30, 2009 included a 10 and 11-percentage point negative impact from foreign exchange, respectively.

Advertising

Worldwide advertising revenues decreased $99 million, or 8%, to $1.074 billion in the second quarter of 2009, including a 2-percentage point negative impact from foreign exchange. Both domestic and international advertising revenues continue to be affected by softness in the overall advertising market. Domestic advertising revenues decreased 6% in the second quarter. International advertising revenues decreased 27%, with foreign exchange negatively impacting international growth by 12 percentage points. In light of the uncertainties surrounding the current global economic downturn, we anticipate continued pressure on these revenues in the future. Advertising revenues are also affected by ratings at our core channels, some of which declined as compared with the second quarter of 2008.

For the six months ended June 30, 2009, worldwide advertising revenues decreased $211 million, or 10%, to $2.010 billion. Foreign exchange had a 2-percentage point negative impact on advertising revenues. Domestic advertising revenue decreased 7%. International advertising revenues decreased 26%, including a 14-percentage point negative impact from foreign exchange. The declines in both periods are attributable to continued softness in the domestic and international advertising markets.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Affiliate Fees

Worldwide affiliate fees increased $56 million or 9%, to $712 million in the second quarter of 2009, including a negative impact from foreign exchange of 2 percentage points. Domestic fees increased 12% driven principally by rate and subscriber growth across core channels and increases in subscribers for digital channels. International fees decreased 5% principally driven by 13 percentage points of unfavorable foreign exchange impact, partially offset by subscriber growth, rate increases and new channels in Europe.

Worldwide affiliate fees increased $139 million or 11%, to $1.432 billion for the six months ended June 30, 2009, including a negative impact from foreign exchange of 3 percentage points. Domestic fees increased 14%, driven principally by rate growth across core channels, higher mobile affiliate revenues and increases in subscribers for digital channels. International fees decreased 6% principally driven by 14 percentage points of unfavorable foreign exchange impact, partially offset by new deals and rate growth in certain European markets.

Ancillary

Worldwide ancillary revenues decreased $127 million, or 41%, to $180 million in the second quarter of 2009. Lower sales in 2009 of the Rock Band video game series principally reflect a difficult comparison with the prior year quarter, which benefited from the continuing market penetration building from the late 2007 introduction of the game series and launches of the game internationally and on Nintendo’s Wii platform, and a soft retail environment, partially offset by the favorable impact of settling a licensing fee dispute in the second quarter of 2009. Domestic ancillary revenues declined 27%, while international ancillary revenues decreased 63%, primarily due to lower Rock Band and consumer products revenues. International ancillary revenues also included a 3-percentage point negative impact from foreign exchange.

Worldwide ancillary revenues decreased $250 million, or 39%, to $389 million for the six months ended June 30, 2009. Domestic ancillary revenues declined 35%, while foreign ancillary revenues decreased 49%, primarily due to lower Rock Band and consumer products revenues. International ancillary revenues also included a 4-percentage point negative impact from foreign exchange.

Expenses

Media Networks segment expenses consist of operating, selling, general and administrative (“SG&A”) and depreciation and amortization expenses. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of video games and home entertainment products, and consumer products licensing and participation fees. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Total expenses declined $76 million, or 6%, to $1.295 billion in the second quarter of 2009, and $163 million, or 6%, to $2.531 billion in the six months ended June 30, 2009, primarily due to lower costs associated with reduced Rock Band sales and decreased employee compensation costs.

Operating

Operating expenses decreased $34 million, or 4%, to $730 million in the second quarter of 2009. Distribution and other expenses decreased $29 million, or 16%, driven principally by lower Rock Band costs. Production and programming expenses decreased $5 million, or 1%, reflecting 4 percentage points of benefit from reduced amortization attributable to the programming abandoned in the fourth quarter of 2008 substantially offset by expenses associated with our continuing investment in programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating expenses decreased $98 million, or 6%, to $1.445 billion for the six months ended June 30, 2009. Distribution and other expenses decreased $110 million, or 26%, principally driven by the factors described above. Production and programming expenses increased $12 million, or 1%, for the six months ended June 30, 2009, reflecting expenses associated with our continuing investment in programming, substantially offset by 4 percentage points of benefit from reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Selling, General and Administrative

SG&A decreased $28 million, or 5%, to $514 million in the second quarter of 2009, and $42 million, or 4%, to $981 million for the six months ended June 30, 2009, principally due to lower employee compensation costs and decreased travel expenses related to our 2008 restructuring and other cost savings initiatives, partially offset by increased bad debt expense principally related to customer bankruptcies and $16 million of severance charges recorded in the second quarter.

Depreciation and Amortization

Depreciation and amortization decreased $14 million and $23 million for the quarter and six months ended June 30, 2009, respectively. The decrease for both periods is due primarily to lower capital lease depreciation expense resulting from transponder lease expirations.

Operating Income

Operating income decreased $94 million, or 12%, to $671 million for the second quarter of 2009, reflecting lower advertising revenues, losses associated with Rock Band, higher bad debt expense and $16 million of severance charges recorded in the quarter, partially offset by higher affiliate revenues and the benefits from our 2008 restructuring and other costs savings initiatives. Operating income decreased $159 million, or 11%, to $1.300 billion for the six months ended June 30, 2009, reflecting the factors described above.

Filmed Entertainment

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release of motion pictures, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion pictures we release theatrically and certain other programming and (iii) license fees paid worldwide by third parties for exhibition rights on various media. We earn and recognize revenues where we act as distributor on behalf of third parties. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of content on digital platforms.

Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the fourth quarter. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. A significant portion of our revenue is generated from distribution arrangements, including certain exclusive distribution rights and home video fulfillment services for the animated feature films produced by DreamWorks Animation and the distribution agreements with Marvel Productions LLC, DW Funding LLC and CBS Corporation. These agreements are subject to various terms and conditions and might not be renewed upon their expiration or termination.

Certain of Paramount’s 2008 film releases have been made available to epix for exhibition in the domestic pay television window, for which $4 million and $61 million of revenue and $2 million and $23 million of operating income was recognized by Paramount in the quarter and six months ended June 30, 2009, respectively. Intercompany profits reflecting our pro rata share of the venture of $1 million and $10 million for the quarter and six months ended June 30, 2009, respectively, were eliminated in the Equity in losses of investee companies line

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

in our Consolidated Statements of Earnings. Also reflected within Equity in losses of investee companies are $2 million and $4 million for our share of epix losses for the quarter and six months ended June 30, 2009, respectively.

	Quarter Ended June 30,		Better/(Worse)		Six Months Ended June 30,		Better/(Worse)
(in millions)	2009	2008	$	%	2009	2008	$	%

Revenues by Component
Theatrical	$584	$805	$(221)	(27)%	$867	$1,052	$(185)	(18)%
Home entertainment	435	612	(177)	(29)	887	1,111	(224)	(20)
Television license fees	314	300	14	5	622	640	(18)	(3)
Ancillary	47	54	(7)	(13)	91	114	(23)	(20)

Total revenues by component	$1,380	$1,771	$(391)	(22)%	$2,467	$2,917	$(450)	(15)%

Expenses
Operating	$1,260	$1,524	$264	17%	$2,338	$2,600	$262	10%
Selling, general, & administrative	120	135	15	11	226	243	17	7
Depreciation & amortization	25	26	1	4	51	51	—	—

Total expenses	$1,405	$1,685	$280	17%	$2,615	$2,894	$279	10%

Operating (Loss) Income	$(25)	$86	$(111)	NM	$(148)	$23	$(171)	NM

NM = not meaningful

Revenues

Worldwide revenues decreased by $391 million, or 22%, to $1.380 billion in the second quarter of 2009, due primarily to lower theatrical and home entertainment revenues. Domestic revenues decreased to $734 million, a decline of $210 million, or 22%. International revenues decreased to $646 million, a decline of $181 million, or 22%, with a 10-percentage point negative impact from foreign exchange.

Worldwide revenues decreased by $450 million, or 15%, to $2.467 billion in the six months ended June 30, 2009, primarily due to lower home entertainment and theatrical revenues. Domestic revenues decreased to $1.327 billion in the six months ended June 30, 2009, a decline of $215 million, or 14%. International revenues decreased to $1.140 billion in the six months ended June 30, 2009, a decline of $235 million, or 17%, with an 11-percentage point negative impact from foreign exchange.

Theatrical

Worldwide theatrical revenues decreased $221 million, or 27%, to $584 million in the second quarter of 2009. Foreign exchange had a 5-percentage point negative impact on theatrical revenues. On a worldwide basis, in the second quarter of 2009, we released five films, which included Transformers: Revenge of the Fallen and Star Trek. In the second quarter of 2008 we released eight films including Indiana Jones and the Kingdom of the Crystal Skull, Marvel’s Iron Man and DreamWorks Animation’s Kung Fu Panda. Domestic and international theatrical revenues decreased 21% and 35%, respectively. The strong box office performance of Star Trek and the first seven days of Transformers: Revenge of the Fallen was not enough to surpass the results of Iron Man and Indiana Jones and the Kingdom of the Crystal Skull in the second quarter of 2008. The international theatrical revenue decline included a 10-percentage point negative impact from foreign exchange.

Worldwide theatrical revenues decreased $185 million, or 18%, to $867 million for the six months ended June 30, 2009. Foreign exchange had an 8-percentage point negative impact on theatrical revenues. In the first six months of 2009, we released 11 films, most notably Transformers: Revenge of the Fallen, DreamWorks

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Animation’s Monsters vs. Aliens, and Star Trek, as compared to 15 films released in the first six months of 2008, which included Indiana Jones and the Kingdom of the Crystal Skull, Iron Man and Kung Fu Panda. Domestic and international theatrical revenues decreased 10% and 26%, respectively, for the six months ended June 30, 2009, as a result of the mix, timing and fewer number of releases. Foreign exchange had a 16-percentage point negative impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $177 million, or 29%, to $435 million in the second quarter of 2009. Foreign exchange had a 6-percentage point negative impact on home entertainment revenues. Decreased domestic and international revenues on current and catalog titles principally reflect the continued softness in the DVD market, as well as a difficult comparison against the re-release of the Indiana Jones trilogy on DVD in 2008. Domestic home entertainment revenues decreased 36% while international home entertainment revenues decreased 19%, with a 13-percentage point negative impact from foreign exchange. Softness in the worldwide DVD market may continue to adversely affect our home entertainment revenues and profitability.

Worldwide home entertainment revenues decreased $224 million, or 20%, to $887 million for the six months ended June 30, 2009. Foreign exchange had a 5-percentage point negative impact on home entertainment revenues. Domestic home entertainment revenues decreased 19% for the six months ended June 30, 2009. This decrease is primarily driven by the factors described above as well as six fewer titles released in 2009 and the comparison against the $29 million recognized in the six months ended June 30, 2008 in connection with the conclusion of an HD-DVD exclusivity arrangement. International home entertainment revenues decreased 21% for the six months ended June 30, 2009, with a 12-percentage point negative impact from foreign exchange. The performance of the Madagascar: Escape 2 Africa international DVD release this year was more than offset by lower revenues on other current and catalog titles.

Television License Fees

Worldwide television license fees increased $14 million, or 5%, to $314 million in the second quarter of 2009. For the six months ended June 30, 2009, license fees decreased $18 million, or 3%, to $622 million. The changes in both periods were principally due to the number and mix of available titles. The increase in the second quarter of 2009 was driven by higher network revenues. For the six months ended June 30, 2009 lower network and syndication fees more than offset increases in the Pay TV markets.

Ancillary

Ancillary revenues decreased $7 million, or 13%, to $47 million for the second quarter of 2009. For the six months ended June 30, 2009, ancillary revenues decreased $23 million, or 20%, to $91 million. The decrease in both periods was due to lower licensing and merchandising revenues from Transformers as compared to 2008.

Expenses

Filmed Entertainment segment expenses consist of operating, SG&A and depreciation and amortization expenses. Operating expenses principally include the amortization of film costs of our released feature films (including amounts accrued under our third-party distribution arrangements), print and advertising expenses and other distribution costs. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other exhibition windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release, if at all. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Total expenses decreased $280 million, or 17%, to $1.405 billion in the second quarter of 2009 and $279 million, or 10%, to $2.615 billion for the six months ended June 30, 2009.

Operating

Operating expenses decreased $264 million, or 17%, to $1.260 billion in the second quarter of 2009. Film costs declined $140 million, or 19%, primarily due to participation costs in the prior year associated with the theatrical release of Iron Man and the re-release of the Indiana Jones trilogy on DVD, as well as lower amortization on other releases, partially offset by amortization of film costs related to the theatrical release of Imagine That. Distribution and other costs, principally print and advertising expenses, decreased by $124 million, or 16%, primarily related to the timing of theatrical releases as well as a reduction in home entertainment expenses which included costs associated with the release of the Indiana Jones trilogy in the prior year.

Operating expenses decreased $262 million, or 10%, to $2.338 billion in the six months ended June 30, 2009. Film costs declined $138 million, or 11%, and distribution and other costs decreased by $124 million, or 9%, both as a result of the factors described above.

Selling, General and Administrative

SG&A decreased $15 million, or 11%, to $120 million for the second quarter of 2009 and $17 million, or 7%, to $226 million for the six months ended June 30, 2009, as a result of lower employee compensation costs and travel expenses resulting from our 2008 restructuring and other costs savings initiatives, partially offset by $17 million of severance charges in the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization remained relatively flat period-over-period at $25 million in the second quarter of 2009 and $51 million for the six months ended June 30, 2009.

Operating (Loss) Income

Operating loss of $25 million was recorded in the second quarter of 2009, compared with operating income of $86 million in the second quarter of 2008. This decline reflects the underperformance of certain theatrical releases in the quarter, the difficult comparison with the theatrical release of Iron Man, lower home entertainment profits and the late June release of Transformers: Revenge of the Fallen, as well as $17 million of severance charges recorded in the quarter. These decreases were partially offset by the benefits from our 2008 restructuring and other cost savings initiatives.

Operating loss for the six months ended June 30, 2009 was $148 million, compared with operating income of $23 million for the same period in 2008. The year to date decline reflects the factors described above, as well as the absence of income recognized from the conclusion of our HD-DVD exclusivity arrangement in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our credit facility and access to capital markets, provide us adequate resources to fund our ongoing operations including investment in programming and film productions, capital expenditures, new projects and acquisitions. Our principal uses of cash include the creation of new content, acquisitions of third-party content, ongoing investments in our businesses, commitments to equity affiliates and acquisitions of

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

businesses. We also use cash for interest and tax payments and discretionary share repurchases. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. Our credit ratings remain unchanged from December 31, 2008.

We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Although capital markets have been adversely affected by problems in the worldwide financial system, we believe that our strong cash flows and balance sheet, existing bank facility and credit rating will provide us with adequate access to funding given our expected cash needs. In the current capital markets, the cost of any additional borrowings may be higher than our existing borrowings. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies.

Our credit facility is subject to one principal financial covenant which requires our interest coverage, calculated as operating income before depreciation and amortization divided by interest expense (both as defined by the credit agreement), for the most recent four consecutive fiscal quarters to be at least 3.0x. As of June 30, 2009, it was 6.7x.

Cash Flows

Cash and cash equivalents decreased by $542 million in the six months ended June 30, 2009. The change in cash and cash equivalents was attributable to the following:

Cash Flows	Six Months Ended June 30,
(in millions)	2009	2008
Cash provided by operations	$160	$3
Net cash flow used in investing activities	(80)	(234)
Net cash flow (used in) provided by financing activities	(628)	42
Effect of exchange rates on cash and cash equivalents	6	6

Decrease in cash and cash equivalents	$(542)	$(183)

Operating Activities

Cash provided by operations was $160 million for the six months ended June 30, 2009, an increase of $157 million compared with the same period in 2008. The increase is primarily due to lower payments related to production spending, income taxes and the timing of pension contributions, as well as increased receivables collections, partially offset by decreased earnings, higher spending on participations (including payments under our third party distribution arrangements) and programming, and a reduction in securitized receivables.

Investing Activities

Cash used in investing activities was $80 million for the six months ended June 30, 2009, compared with $234 million in the same period of 2008. The decrease is primarily due to lower spending on capital expenditures and business combinations partially offset by higher investments in equity affiliates.

Financing Activities

Cash used in financing activities was $628 million for the six months ended June 30, 2009. The net outflow is primarily driven by payments resulting from the maturity of our floating rate Senior Notes which came due June 16, 2009, partially offset by an increase in amounts outstanding under our revolving credit facility and commercial paper balance. The increase in borrowings under the credit facility results from the maturity of the Senior Notes and the reduced participation of a sponsor in one of our securitization programs. We did not

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

repurchase any shares under our stock repurchase program during the first half of 2009. Cash provided by financing activities of $42 million in the six months ended June 30, 2008 was driven by a net increase of $905 million in borrowings offset by $865 million of share repurchases.

Capital Resources

Capital Structure and Debt

At June 30, 2009, total debt was $7.374 billion, a decrease of $628 million, or 8%, from $8.002 billion at December 31, 2008. Cash and cash equivalents were $250 million, a decrease of $542 million from $792 million at December 31, 2008. At June 30, 2009, $750 million was outstanding under our $3.25 billion revolving credit facility, with approximately $2.43 billion of remaining availability taking into consideration the $67 million of outstanding commercial paper. At June 30, 2009, the outstanding commercial paper has a weighted average interest rate of 1.05% and an average remaining life of less than 30 days. Our commercial paper is classified as long-term debt as we have the intent and ability, through utilization of our $3.25 billion revolving facility due December 2010, to refinance this debt.

Securitization Facilities

At June 30, 2009, securitized receivables were $700 million, a decrease of $250 million from $950 million at December 31, 2008. The reduction in the level of securitized receivables sold to third parties during the six months ended June 30, 2009 is due to a scheduled $175 million reduction in the level of participation by a sponsor in one of our securitization programs in the second quarter of 2009, which we elected not to replace, and seasonal fluctuations in qualifying receivables. There are no other scheduled reductions in the remaining terms of the securitization facilities, which are subject to renewal on an annual basis. The reduction in asset securitization was funded through utilization of our credit facility.

Stock Repurchase Program

Since December 31, 2008, we have not purchased any shares under our $4.0 billion stock repurchase program, but may resume purchases in the future based on a variety of factors.

Guarantees

In the course of its business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. We guarantee debt on certain of our unconsolidated investments, including principal and interest, of approximately $236 million (including $204 million relating to certain unsecured debt of DW Funding, as further discussed below) at June 30, 2009 and have accrued a liability of $56 million (including $54 million relating to DW Funding) in respect of such exposures.

We hold a 49% minority equity interest in DW Funding, which owns the DreamWorks live-action library consisting of 59 films released through September 16, 2005, and have certain rights and obligations to reacquire the library, commencing in 2011. Specifically, we are subject to a fair value put option under which we can be required to purchase the 51% interest of DW Funding we do not own. We also have a corresponding call option with the same terms as the put option. Upon settlement of the put/call option, we expect to pay off the total unpaid balance of DW Funding debt obligations resulting in our taking ownership and control of the film library. We estimate that the unpaid balance, assuming settlement occurs in 2011, will be approximately $380 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

In accordance with SOP 00-2, our estimate of ultimate revenues for feature films includes revenues from all sources that will be earned within ten years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. Prior to the release of a feature film and throughout its life, we estimate the ultimate revenues based on the historical performance of similar content, as well as incorporating factors of the content itself, including, but not limited to, the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. We believe the most sensitive factor affecting our estimate of ultimate revenues for films intended for theatrical release is domestic theatrical exhibition, as subsequent markets have historically exhibited a high correlation to domestic theatrical performance. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimates for films subsequent to their initial release is the extent of home entertainment sales achieved. In addition to theatrical performance, home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

For original programming, each program’s costs are amortized on a straight-line basis over its estimated period of use, depending on genre and historical experience, beginning with the month of initial exhibition. The most sensitive factor affecting ultimate revenues is the program’s rating. Program ratings, which are an indication of audience acceptance, directly impact the level of advertising revenues the Company will be able to generate during the airing of the programming. Poor ratings may result in abandonment of a program, which would require the immediate write-off of any unamortized production costs.

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

If we believe that the release of our content will not or has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value. We utilize the individual film forecast computation method (adjusted to incorporate revenue and related costs, including future exploitation costs, if any, expected to occur in periods beyond 10 years from the date of the film’s initial release) to develop the cash flows which are subsequently discounted to compute the fair value of a film at each reporting period. The discount rate utilized takes into account the time value of money as well as a risk premium. The risk premium reflects the uncertainties of realizing the expected cash flows of a film title which is impacted by a film title’s position within its product life cycle.

Acquired Programming Rights

The accounting for acquired program rights is addressed by the Financial Accounting Standards Board (“FASB”) in Statement No. 63, Financial Reporting by Broadcasters (“FAS 63”). Under the provisions of FAS 63, a licensee reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted by the licensee and the programming is available for airing. We record the transaction using the gross liability provision. The asset is amortized to operating expenses over the greater of straight line amortization or actual number of plays over the estimated periods revenues are generated, commencing upon availability. Determining factors used in estimating the useful life of programming includes the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. The cost basis of acquired programming is the capitalized cost of each program and is equal to the cost of the programming pursuant to the license agreement less the cumulative amortization recorded for the program. Capitalized costs of rights to program materials are reported in the Company’s Balance Sheet at the lower of unamortized cost or estimated net realizable value. Net realizable value of acquired rights programming is evaluated quarterly by the Company on a daypart basis. In accordance with FAS 63, a daypart is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. The Company aggregates similar programming based on the specific demographic targeted by each respective programming service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to programming within the daypart as compared to the aggregate unamortized cost of the acquired rights programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenue Recognition

Gross versus Net Revenue Recognition

We earn and recognize revenues where we act as distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether we act as the principal or agent in the transaction. To the extent we act as the principal in a transaction, we report revenues on a gross basis. In concluding whether or not we act as principal, we follow the guidance set forth by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). The determination of whether we act as a principal or an agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.

Our most significant arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation and the distribution agreements with MVL Productions LLC, DW Funding LLC and CBS Corporation. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis in accordance with EITF 99-19. Prior to January 1, 2008, we were not primary obligor under the distribution agreement with CBS Corporation then in effect, and therefore revenues were accounted for on a net basis.

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

Sales Returns, Allowances and Uncollectible Accounts

Revenue allowances are recorded to adjust amounts originally invoiced to the estimated net realizable value in accordance with revenue recognition guidance set forth in FASB Statement No. 48, Revenue Recognition When Right of Return Exists. Upon the sale of home entertainment, video game and other products to wholesalers and retailers, we record a reduction of revenue for the impact of estimated customer future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Forecasted sales data is determined by comparing a particular release to product that has similar characteristics where applicable, such as franchise, genre, box office levels and release patterns, using regression analysis, decay rates and other tools. Based on the results of this analysis and the sales strategies to be used for the release, we reserve an appropriate percentage of each dollar of product revenue on a title taking into consideration the qualitative and quantitative factors described above. Forecasted sales data is reviewed and updated throughout each quarter, and, with respect to home entertainment product, is consistent with the projections of ultimate revenues used in applying the individual-forecast-computation method to amortize our film costs. Actual sell-through data is reviewed as it becomes available against the forecasted sales data to ensure that estimates continue to be consistent with actual sales performance.

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment and video game products would have a $44 million impact on our total revenue in 2008. In computing our sales returns rate, gross sales include home entertainment revenues of our Filmed Entertainment segment as well as home entertainment and video game revenues of our Media Networks segment. Home entertainment and video game revenues of our Media Networks segment are included within Media Networks’ ancillary revenues.

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

As a global entertainment content company, we are subject to income taxes in the United States and foreign jurisdictions where we have operations. Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions, as well as the tax characteristics of our income. In determining our tax rates on a jurisdiction basis, we are required to make judgments on the need to record deferred tax assets and liabilities, including the recoverability of deferred tax assets. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized based on our estimates of future taxable income. Additionally, in evaluating uncertain tax positions in accordance with FIN 48 we make determinations of the application of complex tax rules, regulations and practices. We evaluate our uncertain tax positions quarterly based on many factors including, but not limited to, new facts, changes in tax law and information received from regulators. A change in any one of the factors could change an existing uncertain tax position, resulting in the recognition of an additional charge or tax benefit to our tax provision in the period. As such, going forward, our effective tax rate may fluctuate. Additionally, our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. The resolution of audit issues and tax positions taken may take extended periods of time due to examinations by tax authorities and statutes of limitations.

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

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill and Indefinite-Lived Intangible Assets. The Company’s goodwill at December 31, 2008 relates to its significant reporting units MTVN ($6.7 billion), BETN ($2.7 billion) and Paramount ($1.6 billion). On an annual basis, the test for goodwill impairment is performed using a two-step process, unless there is a triggering event, in which case a test would be performed sooner. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. For all periods presented, our reporting units are consistent with our operating segments, in all material respects.

The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. Given the inherent uncertainty in determining these assumptions, actual results may differ from those used in our valuations. To facilitate a better understanding of how these valuations are determined, a discussion of our significant assumptions, including a sensitivity analysis with respect to their impact on the estimated value of our reporting units, is provided below.

The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each operating segment. Such assumptions take into account numerous factors including historical experience, anticipated economic conditions, advertising sales and ratings trends, terms of affiliate license arrangements and anticipated terms of renewals, projected costs for production and programming, number and expected financial performance of films expected to be produced and distributed each year and changes in the reporting unit cost structures.

Discount rate assumptions for each reporting unit take into account our assessment of the risks inherent in the future cash flows of the respective reporting unit and the Company’s weighted-average cost of capital. The

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Company also reviews marketplace data to assess the reasonableness of its computation of the overall Company’s weighted average cost of capital and, when available, the discount rates utilized for each of its reporting units.

In determining the fair value of our reporting units, we used the following assumptions:

•

Expected cash flows underlying our business plans for the periods 2009 through 2013. Our growth rate assumptions for each of our significant reporting units were lower than those utilized in the prior year forecast period; however, they anticipate a higher growth rate than our recent historical experience reflecting the anticipated savings from restructuring actions and other initiatives.

•	Cash flows beyond 2013 are projected to grow at a perpetual growth rate, which we estimated at 3.5%.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of 9% to 12% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 25% reduction in the estimated fair value in each of our reporting units would not result in an impairment condition.

We have performed sensitivity analyses to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based on our annual assessment:

•

a one percentage point decrease in the five year compound average growth rate of cash flow over the periods 2009 through 2013 would reduce the indicated fair value of our reporting units by a range of approximately 4% to 5% and would not result in an impairment of any reporting unit.

•

a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each of our reporting units by a range of approximately 9% to 11% and would not result in an impairment of any reporting unit.

•

a one percentage point increase in the discount rate would reduce the indicated fair value of each of our reporting units by a range of approximately 4% to 17% and would not result in an impairment of any reporting unit.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the worsening of current economic conditions generally, and in advertising and retail markets in particular; the public acceptance of our programs, motion pictures and games on the various platforms on which they are distributed; competition for audiences and distribution; technological developments and their effect in our markets and on consumer behavior; fluctuations in our results due to the timing, mix and availability of our motion pictures and games; changes in the Federal communications laws and regulations; the impact of piracy; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2008 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 4, 2009. The following matters were voted on at the meeting: (i) the election of 11 directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as our independent auditor for 2009.

(i)	The entire nominated board of directors was elected, and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
George S. Abrams	56,301,956	228,274
Philippe P. Dauman	56,261,557	268,673
Thomas E. Dooley	55,057,748	1,472,482
Alan C. Greenberg	55,044,840	1,485,390
Robert K. Kraft	54,997,306	1,532,924
Blythe J. McGarvie	56,324,652	205,578
Charles E. Phillips, Jr.	56,332,753	197,477
Shari Redstone	56,226,508	303,722
Sumner M. Redstone	56,184,206	346,024
Frederic V. Salerno	55,043,672	1,486,558
William Schwartz	54,985,808	1,544,422

(ii)	The appointment of PricewaterhouseCoopers LLP to serve as our independent auditor for 2009 was ratified, and the votes cast for, against or abstaining with respect to the matter were as follows:

Number of Votes Cast For	Number of Votes Cast Against	Number of Votes Abstaining
56,483,247	33,066	13,916

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document.

101. SCH**	XBRL Taxonomy Extension Schema.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101. DEF**	XBRL Taxonomy Extension Definition Linkbase.

101. LAB**	XBRL Taxonomy Extension Label Linkbase.

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: July 28, 2009	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: July 28, 2009	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document.

101. SCH**	XBRL Taxonomy Extension Schema.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101. DEF**	XBRL Taxonomy Extension Definition Linkbase.

101. LAB**	XBRL Taxonomy Extension Label Linkbase.

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.