Form 10-Q
period 2009-09-30
Viacom Inc.
filed 2009-11-03
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of October 21, 2009
Class A Common stock, par value $0.001 per share	52,341,470
Class B Common stock, par value $0.001 per share	554,661,620

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except earnings per share amounts)	2009	2008	2009	2008

Revenues	$3,317	$3,408	$9,521	$10,382
Expenses:
Operating	1,790	1,945	5,481	5,992
Selling, general and administrative	663	682	1,986	2,061
Depreciation and amortization	80	92	242	281

Total expenses	2,533	2,719	7,709	8,334

Operating income	784	689	1,812	2,048
Interest expense, net	(107)	(123)	(325)	(363)
Equity in losses of investee companies	(1)	(32)	(57)	(48)
Loss on extinguishment of debt	(84)	—	(84)	—
Other items, net	(13)	(23)	(47)	(38)

Earnings from continuing operations before provision for income taxes	579	511	1,299	1,599
Provision for income taxes	(133)	(122)	(392)	(526)

Net earnings from continuing operations	446	389	907	1,073
Discontinued operations, net of tax	20	16	20	17

Net earnings (Viacom and noncontrolling interests)	466	405	927	1,090
Less: Net earnings attributable to noncontrolling interests	(3)	(4)	(10)	(12)

Net earnings attributable to Viacom	$463	$401	$917	$1,078

Amounts attributable to Viacom:
Net earnings from continuing operations	$443	$385	$897	$1,061
Discontinued operations, net of tax	20	16	20	17

Net earnings attributable to Viacom	$463	$401	$917	$1,078

Basic earnings per share attributable to Viacom:
Continuing operations	$0.73	$0.62	$1.48	$1.69
Discontinued operations	$0.03	$0.03	$0.03	$0.02
Net earnings per share of Viacom	$0.76	$0.65	$1.51	$1.71

Diluted earnings per share attributable to Viacom:
Continuing operations	$0.73	$0.62	$1.48	$1.68
Discontinued operations	$0.03	$0.03	$0.03	$0.03
Net earnings per share of Viacom	$0.76	$0.65	$1.51	$1.71

Weighted average number of common shares outstanding:
Basic	607.3	618.9	607.0	629.2
Diluted	608.6	619.3	607.9	630.1

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$249	$792
Receivables, net (including retained interests in securitizations—see Note 7)	1,866	2,271
Inventory, net	854	881
Deferred tax assets, net	258	203
Prepaid and other assets	378	355

Total current assets	3,605	4,502
Property and equipment, net	1,042	1,145
Inventory, net	3,993	4,133
Goodwill	11,498	11,470
Intangibles, net	593	674
Other assets	576	563

Total assets	$21,307	$22,487

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$238	$574
Accrued expenses	1,015	1,304
Participants’ share and residuals	1,097	1,537
Program rights obligations	427	384
Deferred revenue	393	442
Current portion of long-term debt	101	105
Other liabilities	436	496

Total current liabilities	3,707	4,842

Long-term debt	6,751	7,897
Participants’ share and residuals	544	488
Program rights obligations	576	621
Deferred tax liabilities, net	282	12
Other liabilities	1,233	1,556
Redeemable noncontrolling interest	170	148

Commitments and contingencies (Note 12)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 57.4 and 57.4 outstanding, respectively	—	—
Class B Common stock, par value $0.001, 5,000.0 authorized; 550.0 and 549.4 outstanding, respectively	1	1
Additional paid-in capital	8,256	8,186
Treasury stock	(5,725)	(5,725)
Retained earnings	5,408	4,496
Accumulated other comprehensive income (loss)	89	(49)

Total Viacom stockholders’ equity	8,029	6,909
Noncontrolling interests	15	14

Total equity	8,044	6,923

Total liabilities and equity	$21,307	$22,487

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2009	2008

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$927	$1,090
Discontinued operations, net of tax	(20)	(17)

Net earnings from continuing operations	907	1,073
Reconciling items:
Depreciation and amortization	242	281
Feature film and program amortization	2,999	3,185
Stock-based compensation	71	70
Equity in investee companies, net of distributions	53	75
Provision for deferred taxes	136	62
Decrease in securitization program	(175)	—
Operating assets and liabilities, net of acquisitions:
Receivables	567	550
Inventory, program rights and participations	(3,201)	(3,953)
Accounts payable and other current liabilities	(720)	(635)
Other, net	(147)	(101)
Discontinued operations, net	—	13

Cash provided by operations	732	620

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	(42)	(293)
Capital expenditures	(75)	(235)
Discontinued operations, net	—	13

Net cash flow used in investing activities	(117)	(515)

FINANCING ACTIVITIES
Borrowings from banks	3,375	2,445
Repayments to banks	(4,025)	(1,695)
Issuance of senior notes	1,389	—
Repayment of senior notes	(2,056)	—
Commercial paper	206	(35)
Payment of other financing obligations	(41)	(83)
Purchase of treasury stock	(8)	(1,111)
Distributions to noncontrolling interests	(10)	(3)
Exercise of stock options and other, net	1	4

Net cash flow used in financing activities	(1,169)	(478)

Effect of exchange rate changes on cash and cash equivalents	11	(22)

Net change in cash and cash equivalents	(543)	(395)
Cash and cash equivalents at beginning of period	792	920

Cash and cash equivalents at end of period	$249	$525

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Issued & Held in Treasury (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
June 30, 2009	607.3	$8,226	$(5,725)	$4,947	$47	$7,495	$14	$7,509
Net earnings	—	—	—	463	—	463	3	466
Translation adjustments	—	—	—	—	43	43	—	43
Unrealized gain on securities	—	—	—	—	2	2	—	2
Cash flow hedges	—	—	—	—	(4)	(4)	—	(4)
Defined benefit pension plans	—	—	—	—	1	1	—	1

Comprehensive income						505	3	508

Reclassifications to redeemable noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Change in redemption value of put option	—	—	—	(2)	—	(2)	—	(2)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—
Compensation expense	—	32	—	—	—	32	—	32
Exercise of stock options, and other	0.1	(1)	—	—	—	(1)	—	(1)

September 30, 2009	607.4	$8,257	$(5,725)	$5,408	$89	$8,029	$15	$8,044

(in millions)	Common Stock Issued & Held in Treasury (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
June 30, 2008	622.8	$8,124	$(5,362)	$3,896	$136	$6,794	$12	$6,806
Net earnings	—	—	—	401	—	401	4	405
Translation adjustments	—	—	—	—	(40)	(40)	(1)	(41)
Unrealized gain on securities	—	—	—	—	1	1	—	1
Cash flow hedges	—	—	—	—	(4)	(4)	—	(4)
Defined benefit pension plans	—	—	—	—	1	1	—	1

Comprehensive income	—	—	—	—		359	3	362

Reclassifications to redeemable noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Change in redemption value of put option	—	—	—	4	—	4	—	4
Dividends to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Compensation expense	—	32	—	—	—	32	—	32
Exercise of stock options, and other	0.1	—	—	—	—	—	—	—
Purchase of treasury stock	(7.6)	—	(215)	—	—	(215)	—	(215)

September 30, 2008	615.3	$8,156	$(5,577)	$4,301	$94	$6,974	$11	$6,985

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Issued & Held in Treasury (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2008	606.8	$8,187	$(5,725)	$4,496	$(49)	$6,909	$14	$6,923
Net earnings	—	—	—	917	—	917	10	927
Translation adjustments	—	—	—	—	28	28	(1)	27
Unrealized gain on securities	—	—	—	—	3	3	—	3
Cash flow hedges	—	—	—	—	(6)	(6)	—	(6)
Defined benefit pension plans	—	—	—	—	113	113	—	113

Comprehensive income						1,055	9	1,064

Reclassifications to redeemable noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Change in redemption value of put option	—	—	—	(5)	—	(5)	—	(5)
Dividends to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Compensation expense	—	79	—	—	—	79	—	79
Exercise of stock options, and other	0.6	(9)	—	—	—	(9)	—	(9)

September 30, 2009	607.4	$8,257	$(5,725)	$5,408	$89	$8,029	$15	$8,044

(in millions)	Common Stock Issued & Held in Treasury (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2007 (as previously reported)	644.8	$8,080	$(4,502)	$3,407	$126	$7,111	$8	$7,119
Adoption of guidance for redeemable securities				(188)	(12)	(200)		(200)

December 31, 2007 (as adjusted)	644.8	$8,080	$(4,502)	$3,219	$114	$6,911	$8	$6,919
Net earnings				1,078		1,078	12	1,090
Translation adjustments	—	—	—	—	(19)	(19)	(2)	(21)
Unrealized gain on securities	—	—	—	—	2	2	—	2
Cash flow hedges	—	—	—	—	(5)	(5)	—	(5)
Defined benefit pension plans	—	—	—	—	2	2	—	2

Comprehensive income						1,058	10	1,068

Reclassifications to redeemable noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Change in redemption value of put option	—	—	—	4	—	4	—	4
Acquisition of noncontrolling interests	—	—	—	—	—	—	4	4
Dividends to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Compensation expense	—	80	—	—	—	80	—	80
Exercise of stock options, and other	0.7	(4)	—	—	—	(4)	—	(4)
Purchase of treasury stock	(30.2)	—	(1,075)	—	—	(1,075)	—	(1,075)

September 30, 2008	615.3	$8,156	$(5,577)	$4,301	$94	$6,974	$11	$6,985

See accompanying notes to the Consolidated Financial Statements

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

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Prior to January 1, 2009 the foreign operations of the Filmed Entertainment segment were consolidated using the U.S. Dollar as the functional currency as the majority of the cash inflows and outflows of these subsidiaries were denominated in U.S. Dollars. Due to changes in the terms and conditions of significant operating arrangements at the Filmed Entertainment segment, effective January 1, 2009 the majority of the cash inflows and outflows of these foreign operations are now denominated in local currency. Accordingly, substantially all of the Company’s foreign operations are consolidated using the local currency as the functional currency. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 12, 2009 (the “2008 Annual Report”). The Company has performed an evaluation of subsequent events through November 3, 2009, which is the date the financial statements were issued.

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

Accounting Changes

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new guidance which establishes and provides accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary and for the deconsolidation of a subsidiary. The Company has adopted the provisions under this guidance beginning January 1, 2009 via retrospective application of the presentation and disclosure requirements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In conjunction with its adoption of the new guidance for noncontrolling interests, the Company adopted the guidance for redeemable securities. The redeemable security guidance is applicable to all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. The Company is currently subject to a redeemable put option for an international subsidiary which expires in 2011 and for which redemption value equals fair value as of September 30, 2009. At September 30, 2009 and December 31, 2008, the redemption value of the put was approximately $170 million and $148 million, respectively, and is reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interest. The retrospective impact of applying this guidance was a reduction to opening Retained earnings of $188 million and a reduction to Accumulated other comprehensive income (loss) of $12 million as of December 31, 2007. See Note 13 for additional information on the activity related to the noncontrolling interest.

Discontinued Operations

Discontinued operations, net of tax, in 2009 and 2008 reflect adjustments related to businesses previously sold. In 2009, the amount relates to the release of certain contingent obligations resulting from lease modifications by Blockbuster in the third quarter.

Reclassification

Certain amounts have been reclassified to conform to the 2009 presentation.

NOTE 2. EARNINGS PER SHARE

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

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Weighted average common shares outstanding, basic	607.3	618.9	607.0	629.2
Dilutive effect of stock options	—	—	—	0.2
Dilutive effect of RSUs and PSUs	1.3	0.4	0.9	0.7

Weighted average common shares outstanding, diluted	608.6	619.3	607.9	630.1

Anti-dilutive common shares	38.1	45.1	42.4	43.6

NOTE 3. RECENT ACCOUNTING STANDARDS

Fair Value Guidance

In April 2009, the FASB issued new guidance related to determining the fair value of an asset or liability when the volume and level of activity for the asset or liability has significantly decreased, which is effective for interim and annual periods ending after June 15, 2009. The new rules also require additional disclosures regarding the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The new guidance did not significantly impact the Company’s financial statements.

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance requiring fair value disclosures of financial instruments on a quarterly basis, which is effective for interim and annual periods ending after June 15, 2009. The rules also require additional disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company has applied the disclosure provisions as appropriate.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance related to the transfer of financial assets that amends the existing guidance related to the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. The new guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the new rules on its securitization programs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance that will amend the existing criteria for consolidating variable interest entities (“VIE”). The new consolidation criteria will require an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for the Company beginning in 2010. The Company is currently assessing the impact of the new rules on its financial statements.

NOTE 4. INVENTORY

Inventory (in millions)	September 30, 2009	December 31, 2008
Film Inventory:
Released, net of amortization	$976	$840
Completed, not yet released	184	263
In process and other	501	826

Total film inventory, net	1,661	1,929
Programming Inventory:
Original programming, net of amortization	1,362	1,253
Acquired program rights, net of amortization	1,576	1,474
Merchandise and other inventory, net of allowance of $156 and $119	248	358

Total inventory, net	4,847	5,014
Less current portion of inventory, net	(854)	(881)

Total non-current inventory, net	$3,993	$4,133

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 5. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	September 30, 2009	December 31, 2008
Senior Notes and Debentures:
Senior notes due 2009	$—	$750
Senior notes due 2011, 5.750%	193	1,496
Senior notes due 2014, 4.375%	596	—
Senior notes due 2015, 4.250%	250	—
Senior notes due 2016, 6.250%	1,496	1,495
Senior notes due 2017, 6.125%	497	497
Senior notes due 2019, 5.625%	554	—
Senior debentures due 2036, 6.875%	1,735	1,734
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Note payable	106	136
Commercial paper	206	—
Credit facility	—	650
Capital lease and other obligations	221	246

Total long-term debt	6,852	8,002
Less current portion of long-term debt	(101)	(105)

Total non-current portion of long-term debt	$6,751	$7,897

In the first half of 2009, the Company repurchased in the open market or paid off at maturity its $750 million of Senior Notes due June 16, 2009.

In the third quarter of 2009 the Company issued a total of $1.400 billion of senior notes with maturities of five, six and ten years and used the proceeds to repurchase a substantial portion of its shorter term 5.75% Senior Notes due 2011. In August 2009, the Company sold $600 million aggregate principal amount of 4.375% Senior Notes due 2014 at a price equal to 99.291% of the principal amount and $250 million aggregate principal amount of 5.625% Senior Notes due 2019 at a price equal to 99.247% of the principal amount. In September 2009, the Company issued $250 million aggregate principal amount of 4.250% Senior Notes due 2015 at a price equal to 99.814% of the principal amount and an additional $300 million aggregate principal amount of its 5.625% Senior Notes due 2019 at a price equal to 101.938% of the principal amount. The senior notes issued in the third quarter of 2009 have a covenant package substantially the same as the senior notes and debentures issued in October 2007.

The Company used the net cash proceeds from these offerings of $1.395 billion to repurchase a substantial portion of its 5.75% Senior Notes due 2011. Simultaneous with the August debt issuance, the Company conducted a cash tender offer to repurchase any and all of the aggregate principal of its $1.500 billion 5.75% Senior Notes due 2011 at a purchase price of $1,061.25 per $1,000 of principal. The Company’s repurchase of $1.307 billion of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $84 million. At September 30, 2009, $193 million of principal remains outstanding on the 5.75% Senior Notes due 2011.

At September 30, 2009, the total unamortized net discount related to the fixed rate Senior Notes and Debentures and the discount on the note payable was $24 million and $17 million, respectively. Based on the level of interest

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

rates prevailing at September 30, 2009, the fair market value of the Company’s Senior Notes and Debentures exceeded its carrying value by $294 million. The fair value of the Company’s publicly traded debt was determined utilizing quoted market prices.

At September 30, 2009, the outstanding commercial paper had a weighted average interest rate of 0.61% and an average remaining life of less than 30 days. The commercial paper is classified as long-term debt as the Company has the intent and ability, through utilization of its $3.25 billion revolving credit facility due December 2010, to refinance this debt. The Company’s credit facility contains typical covenants for an investment grade company. The one principal financial covenant requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which it met at September 30, 2009. As of September 30, 2009, the Company’s interest coverage was approximately 7.1x.

NOTE 6. FINANCIAL INSTRUMENTS

The Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value include marketable securities and other financial instruments. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. Fair value for other financial instruments is determined utilizing an income approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at September 30, 2009:

Financial Asset (Liability) (in millions)	September 30, 2009	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Marketable securities	$73	$73	$—	$—
Other financial instruments	(58)	—	(4)	(54)

Total	$15	$73	$(4)	$(54)

The $54 million of other financial instruments measured using significant unobservable inputs relates to the Company’s guarantee of certain debt of DW Funding LLC (“DW Funding”) which is more fully described in Note 12. The change in fair value during the reporting period is reflected as a component of Other items, net within the Company’s Consolidated Statements of Earnings. For the quarter and nine months ended September 30, 2009 and 2008, the change in fair value had a de minimis impact on the Company’s Consolidated Statements of Earnings. The fair value of the guarantee is determined utilizing a discounted cash flow model. The significant assumptions utilized are the risk-adjusted projected net cash flows of the library, the estimated debt obligations of DW Funding at the projected settlement date and a discount rate of approximately 8.5%.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 7. RECEIVABLES

Receivables, net (including retained interests in securitizations) were as follows:

Receivables, net (including retained interests in securitizations) (in millions)	September 30, 2009	December 31, 2008
Securitized pools of trade receivables	$1,389	$2,348
Interests in securitizations sold to third parties	(673)	(950)

Retained interests in securitizations	716	1,398
Receivables not subject to securitizations	1,259	972

Receivables, including retained interests in securitizations	1,975	2,370
Less allowance for doubtful accounts	(109)	(99)

Total receivables, net	$1,866	$2,271

The reduction in the level of securitized receivables sold to third parties during the nine months ended September 30, 2009 was due to a scheduled $175 million reduction in the level of participation by a sponsor in one of the Company’s securitization programs in the second quarter of 2009, which the Company elected not to replace, and seasonal fluctuations in qualifying receivables. There are no other scheduled reductions in the remaining terms of the securitization facilities, which are subject to renewal on an annual basis. The financial cost of funding and the cash flow impact of the securitization programs to the Company’s operating cash flows are included in Note 13.

NOTE 8. STOCK BASED COMPENSATION

During the quarter ended September 30, 2009, the Company did not grant any equity awards. For the nine months ended September 30, 2009, the Company granted 3.0 million stock options, 2.7 million RSUs and 0.8 million PSUs principally in connection with its annual grant under the Company’s Long-Term Management Incentive Plan.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Stock Based Compensation Expense	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Recognized in earnings:
Stock options	$11	$11	$23	$29
Restricted share units	12	10	23	24
Performance share units	7	7	25	17

Total compensation cost in earnings	$30	$28	$71	$70

Tax benefit recognized	$12	$11	$27	$26
Capitalized stock based compensation expense	$2	$4	$8	$10

Total unrecognized compensation cost related to unvested stock option awards and PSUs at September 30, 2009 is approximately $90 million and $42 million, respectively, and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years for each award. Total unrecognized compensation cost related to RSUs at September 30, 2009 is approximately $100 million and is expected to be recognized over a weighted-average period of 2 years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9. PENSION

The Company has both funded and unfunded noncontributory defined benefit pension plans covering the majority of domestic employees and retirees, and to a lesser extent international employees and retirees. Net periodic benefit costs and contributions for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs & Contributions	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Service cost	$5	$8	$22	$26
Interest cost	9	9	28	26
Expected return on plan assets	(6)	(6)	(17)	(20)
Recognized actuarial loss	1	—	8	2
Net curtailment gain	—	—	(11)	—

Net periodic benefit costs	$9	$11	$30	$34

Contributions	$112	$1	$114	$42

The Company curtailed or amended future benefits under certain of its pension plans in the second quarter of 2009. The resulting remeasurement of $184 million, along with other recurring pension activity, reduced the Company’s pension liability to $257 million at June 30, 2009, with a corresponding increase of $105 million, net of tax, in comprehensive income. After considering the funded status of the Company’s defined benefit plans, minimum required contributions, movements in discount rate, investment performance and related tax consequences, the Company may make future contributions to its funded plans.

NOTE 10. RESTRUCTURING

The Company’s restructuring liabilities as of September 30, 2009 by reporting segment are as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
December 31, 2008	$71	$23	$11	$105
Additions	16	17	—	33
Severance payments	(46)	(14)	(8)	(68)
Lease payments	(9)	—	—	(9)
Revisions to initial estimates	—	(3)	—	(3)

September 30, 2009	$32	$23	$3	$58

During the second quarter of 2009 the Company incurred $33 million of severance charges included within Selling, general and administrative expenses in the Company’s Consolidated Statement of Earnings. There have been no significant changes to the restructuring plan undertaken in the fourth quarter of 2008. Included in the September 30, 2009 restructuring liability are $16 million of Media Networks and $9 million of Filmed Entertainment obligations related to the 2008 initiatives.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 11. RELATED PARTY TRANSACTIONS

National Amusements, Inc. (“NAI”), through its wholly-owned subsidiary, NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI and the Vice Chair of the Board of Viacom and CBS Corporation. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS Corporation. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Since the fall of 2008, Mr. Dauman has recused himself from activity as an NAI board member with respect to all matters relating to the restructuring of NAI’s indebtedness. In addition, NAI’s board of directors has created a special committee that does not include Mr. Redstone or Mr. Dauman in order to consider issues that may be perceived to create a conflict between their responsibility to Viacom and to NAI. Similarly, our independent directors act on behalf of the Board of Directors when appropriate to address such issues. Transactions between Viacom and related parties are typically overseen by the Company’s Governance and Nominating Committee.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended September 30, 2009 and 2008, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $31 million and $31 million, respectively.

Viacom and CBS Corporation Related Party Transactions

The Company, in the normal course of business, is involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenues and expenses by Viacom. Transactions with CBS, through the normal course of business, are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. In connection with this agreement, Paramount made payments of $100 million to CBS during the first quarters of 2009 and 2008. Paramount also earns revenues associated with the leasing of studio space to CBS and licensing of motion picture products released before January 1, 2008 to CBS. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Consolidated Statements of Earnings
Revenues	$107	$155	$271	$362
Operating expenses	$125	$146	$354	$397

			September 30, 2009	December 31, 2008
Consolidated Balance Sheets
Accounts receivable			$36	$61
Other assets			2	16

Total due from CBS			$38	$77

Accounts payable			$2	$6
Participants’ share, residuals and royalties payable			182	160
Programming rights, current			138	156
Programming rights, noncurrent			213	242
Other liabilities			9	13

Total due to CBS			$544	$577

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

Other Related Party Transactions	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Consolidated Statements of Earnings
Revenues	$63	$68	$249	$268
Operating expenses	$32	$45	$142	$172

			September 30, 2009	December 31, 2008

Consolidated Balance Sheets
Accounts receivable			$113	$88

Accounts payable			$44	$25
Participants’ share, residuals and royalties payable			21	58
Other liabilities			55	55
Long-term debt			106	136

Total due to other related parties			$226	$274

All other related party transactions are not material in the periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

As more fully described in Note 18 of the 2008 Annual Report, the Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services, contingent consideration for acquisitions and future funding commitments related to certain equity investments, including a put option with respect to DW Funding. Additionally, as described in Note 1, the Company is subject to a redeemable put option with respect to an international subsidiary which expires in 2011 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. The Company guarantees debt on certain of our unconsolidated investments, including principal and interest, of approximately $214 million (including $204 million relating to certain unsecured debt of DW Funding) at September 30, 2009 and has accrued a liability of $54 million, primarily relating to DW Funding, with respect to such exposures, which is reflected as a component of Other liabilities – noncurrent in the Consolidated Balance Sheet.

As more fully described in the 2008 Annual Report, under the terms of the Company’s separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation, the Company and Blockbuster Inc. (“Blockbuster”) have agreed to indemnify Former Viacom with respect to any amount paid under certain guarantees related to lease commitments of Blockbuster. Additionally, in connection with the separation, the Company agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players, which Former Viacom sold in 2005.

As a result of lease modifications by Blockbuster in the third quarter of 2009, the Company’s indemnification obligation related to Blockbuster was substantially reduced, resulting in the release of $32 million ($20 million, net of tax) of accrued contingent liability. Total future aggregate lease commitments of divested businesses at September 30, 2009 are approximately $820 million, which primarily relate to Famous Players. At September 30, 2009, we had a recorded liability of $217 million for the Company’s remaining guarantees which reflect the estimated fair value of the guarantees at their inception. Based on the Company’s consideration of financial information available to it, the lessees’ performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accruals are sufficient to meet any future obligations.

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

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In October 2009, the court dismissed, with prejudice, the plaintiff’s third amended complaint. The plaintiffs have appealed the dismissal. The Company believes the plaintiffs’ position in this litigation is without merit and intends to continue to vigorously defend this lawsuit.

NOTE 13. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Cash paid for interest	$49	$36	$268	$286
Cash paid for income taxes	$92	$205	$338	$644

Receivable Securitization Arrangements:
Receivable interests sold to investors at beginning of the period			$950	$950
Proceeds from the sale of receivables			2,882	3,217
Cash interest paid			19	28
Cash remitted			(3,003)	(3,301)
Cash remitted related to reduction in sponsor participation			(175)	—

Receivable interests sold to investors at end of the period			$673	$894

Interest Expense, net	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Interest expense	$(109)	$(130)	$(333)	$(390)
Interest income	2	7	8	27

Interest expense, net	$(107)	$(123)	$(325)	$(363)

Other Items, net	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Loss on securitization programs	$(4)	$(7)	$(13)	$(22)
Foreign exchange loss	(10)	(16)	(34)	(4)
Impairment of minority investment	—	—	—	(12)
Other income	1	—	—	—

Other items, net	$(13)	$(23)	$(47)	$(38)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Redeemable Noncontrolling Interest	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Beginning balance	$167	$232	$148	$229
Net earnings	2	3	5	8
Distributions	(3)	—	(7)	—
Translation adjustments	2	(23)	19	(25)
Change in redemption value of put option	2	(4)	5	(4)

Ending balance	$170	$208	$170	$208

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

Unconsolidated Variable Interest Entities

At September 30, 2009, in addition to the Company’s aggregate investment carrying value in VIEs of $133 million, it had future contractual funding commitments of $200 million related to these investments. The Company has also recorded $54 million for its guarantee related to DW Funding. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 11 and Note 12.

Consolidated Variable Interest Entities

As of September 30, 2009, there are $104 million of assets and $83 million of liabilities included within the Company’s Consolidated Balance Sheet in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The impact of the operating results of this consolidated VIE was not significant to the Company’s revenues, expenses or operating income for the quarter and nine months ended September 30, 2009.

Business Combinations

In the third quarter of 2008, the Company paid $150 million, subject to adjustment, under an earn-out agreement related to the 2006 acquisition of Harmonix Music Systems Inc., the developer of Rock Band, Guitar Hero and other gaming titles.

Income Taxes

During the third quarter of 2009 and 2008, the Company’s tax provision includes discrete tax benefits of $74 million and $46 million, respectively. The discrete benefits in both periods principally relate to effectively settled audits. The benefit in 2009 also reflects the recognition of certain previously unrecognized capital losses from international operations.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

exhibition rights by Media Networks. The elimination of such intercompany transactions in the Consolidated Financial Statements is included within eliminations in the table below. Operating income is used as the measure of segment profit performance.

Revenues by Segment	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Media Networks	$2,124	$2,128	$5,955	$6,281
Filmed Entertainment	1,224	1,309	3,691	4,226
Eliminations	(31)	(29)	(125)	(125)

Total revenues	$3,317	$3,408	$9,521	$10,382

Operating Income (Loss)	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Media Networks	$773	$761	$2,073	$2,220
Filmed Entertainment	69	(19)	(79)	4

Total segment operating income	842	742	1,994	2,224
Corporate expenses	(59)	(53)	(181)	(176)
Eliminations	1	—	(1)	—

Total operating income	784	689	1,812	2,048
Interest expense, net	(107)	(123)	(325)	(363)
Equity in losses of investee companies	(1)	(32)	(57)	(48)
Loss on extinguishment of debt	(84)	—	(84)	—
Other items, net	(13)	(23)	(47)	(38)

Earnings from continuing operations before provision for income taxes	$579	$511	$1,299	$1,599

Total Assets (in millions)	September 30, 2009	December 31, 2008
Media Networks	$15,825	$15,784
Filmed Entertainment	5,295	6,001
Corporate/Eliminations	187	702

Total assets	$21,307	$22,487

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We are a leading global entertainment content company. We engage audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands, including MTV: Music Television®, MTV2®, VH1®, VH1 Classic™, CMT®: Country Music Television™, Logo®, Nickelodeon®, Nick at Nite®, Nick Jr.®, Teenick®, COMEDY CENTRAL®, Spike TV®, TV Land™, BET®, Rock Band®, mtvU®, MTV Tr3s®, Nicktoons®, AddictingGames®, Atom®, Neopets®, Shockwave®, Paramount Pictures®, Paramount Vantage™, Paramount Classics™, MTV Films® and Nickelodeon Movies™. Viacom’s global reach includes approximately 170 channels and 400 online properties in more than 160 countries and territories.

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

Organization of Management’s Discussion and Analysis of Results of Operations and Financial Condition

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and nine months ended September 30, 2009 compared to the quarter and nine months ended September 30, 2008.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and nine months ended September 30, 2009 compared to the quarter and nine months ended September 30, 2008.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and an update on our indebtedness.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and nine months ended September 30, 2009 and 2008.

Consolidated Results of Operations (in millions)	Quarter Ended September 30,		Better/(Worse)		Nine Months Ended September 30,		Better/(Worse)
	2009	2008	$	%	2009	2008	$	%
Revenues	$3,317	$3,408	$(91)	(3)%	$9,521	$10,382	$(861)	(8)%

Expenses:
Operating	1,790	1,945	155	8	5,481	5,992	511	9
Selling, general, and administrative	663	682	19	3	1,986	2,061	75	4
Depreciation and amortization	80	92	12	13	242	281	39	14

Total expenses	2,533	2,719	186	7	7,709	8,334	625	7

Operating income	784	689	95	14	1,812	2,048	(236)	(12)
Interest expense, net	(107)	(123)	16	13	(325)	(363)	38	10
Equity in losses of investee companies	(1)	(32)	31	97	(57)	(48)	(9)	(19)
Loss on extinguishment of debt	(84)	—	(84)	NM	(84)	—	(84)	NM
Other items, net	(13)	(23)	10	43	(47)	(38)	(9)	(24)

Earnings from continuing operations before provision for income taxes	579	511	68	13	1,299	1,599	(300)	(19)
Provision for income taxes	(133)	(122)	(11)	(9)	(392)	(526)	134	25

Net earnings from continuing operations	446	389	57	15	907	1,073	(166)	(15)
Discontinued operations, net of tax	20	16	4	25	20	17	3	18

Net earnings (Viacom and noncontrolling interests)	466	405	61	15	927	1,090	(163)	(15)
Less: Net earnings attributable to noncontrolling interests	(3)	(4)	1	25	(10)	(12)	2	17

Net earnings attributable to Viacom	$463	$401	$62	15%	$917	$1,078	$(161)	(15)%

NM = not meaningful

Revenues

Revenues decreased $91 million, or 3%, to $3.317 billion in the third quarter of 2009. Revenues decreased $861 million, or 8%, to $9.521 billion in the nine months ended September 30, 2009. The following table presents our revenues by component:

Revenues by Component (in millions)	Quarter Ended September 30,		Better/(Worse)		Nine Months Ended September 30,		Better/(Worse)
	2009	2008	$	%	2009	2008	$	%
Advertising sales	$1,093	$1,155	$(62)	(5)%	$3,103	$3,376	$(273)	(8)%
Feature film	1,146	1,247	(101)	(8)	3,522	4,050	(528)	(13)
Affiliate fees	728	660	68	10	2,160	1,953	207	11
Ancillary	381	375	6	2	861	1,128	(267)	(24)
Eliminations*	(31)	(29)	(2)	NM	(125)	(125)	—	NM

Total revenues by component	$3,317	$3,408	$(91)	(3)%	$9,521	$10,382	$(861)	(8)%

NM = not meaningful

*	Eliminations of $19 million, $8 million and $4 million for the quarter ended September 30, 2009 and $18 million, $10 million and $1 million for the quarter ended September 30, 2008 related to advertising sales, feature film and ancillary revenues, respectively. Eliminations of $88 million, $27 million and $10 million for the nine months ended September 30, 2009 and $90 million, $30 million and $5 million for the nine months ended September 30, 2008 related to advertising sales, feature film and ancillary revenues, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Expenses

In the fourth quarter of 2008, to better align our organization and cost structure with changing economic conditions, we undertook a strategic review of our businesses, which resulted in $454 million of restructuring and other charges. As a result of these initiatives, we expect to save approximately $200 million in 2009. Approximately half of the savings result from the restructuring charges which were principally comprised of workforce reductions and will be realized via lower compensation costs primarily included as a component of selling, general and administrative expenses. We expect to continue to experience similar levels of savings from the headcount reductions in future years, subject to the performance of our operations which may require further changes to our headcount, either increases or decreases, to effectively and efficiently manage our operations. In 2009, our cash savings are partially offset by remaining severance payments to be made pursuant to our restructuring plan. With respect to the other charges, the savings are primarily related to reduced programming amortization attributable to abandoned programming included as a component of operating expenses, and will diminish ratably through 2011. Despite these savings, overall programming expenses are likely to grow in the future as we continue to invest in programming in the normal course of business.

During the quarter and nine months ended September 30, 2009, our total expense reduction of $186 million and $625 million, respectively, includes approximately $50 million and $150 million, respectively, in cost savings related to these initiatives. During the second quarter of 2009, we took new actions resulting in severance charges of $16 million in the Media Networks segment and $17 million in the Filmed Entertainment segment. We will continue to evaluate the impact of current and future economic conditions on our various businesses and consider alternatives which, if undertaken, could result in future restructuring charges.

Operating

Operating expenses decreased $155 million, or 8%, to $1.790 billion in the third quarter of 2009. Distribution and other costs decreased $86 million, or 12%, to $610 million due to lower print and advertising expenses in the Filmed Entertainment segment, partially offset by higher Rock Band costs related to the September 2009 release of The Beatles: Rock Band. Production and programming expenses decreased $69 million, or 6%, to $1.180 billion principally due to lower participation costs in 2009 compared with the prior year’s costs associated with Marvel’s Iron Man partially offset by higher amortization of film costs.

Operating expenses decreased $511 million, or 9%, to $5.481 billion for the nine months ended September 30, 2009. Distribution and other costs decreased $311 million, or 13%, to $2.078 billion driven by the reduced number of theatrical releases and lower home entertainment expenses associated with the decline in revenues in the Filmed Entertainment segment as well as lower Rock Band costs. Production and programming expenses decreased $200 million, or 6%, to $3.403 billion due to lower participation costs associated with third-party distribution arrangements, partially offset by higher amortization of film costs, including costs related to the theatrical release of Imagine That. Our continued investment in programming was substantially offset by reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) decreased $19 million, or 3%, to $663 million in the third quarter of 2009. The decrease is due to reduced expenses related to our 2008 restructuring and other cost savings initiatives, partially offset by an increase in corporate expenses principally related to equity-based compensation and benefits in the third quarter as a result of the increase in our stock price compared with the decrease in the third quarter of 2008.

SG&A expenses decreased $75 million, or 4%, to $1.986 billion for the nine months ended September 30, 2009. The decrease is primarily due to lower employee compensation costs related to our 2008 restructuring and other

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

cost savings initiatives, partially offset by $33 million of severance charges in the second quarter, higher legal fees and bad debt expense and higher corporate expenses principally related to the equity-based compensation and benefits described above.

Depreciation and Amortization

Depreciation and amortization decreased $12 million and $39 million for the quarter and nine months ended September 30, 2009, respectively. The decrease in the quarter principally reflects lower capital spending, while the nine months is due primarily to lower capital lease depreciation expense resulting from transponder lease expirations in the Media Networks segment, as well as the impact of decreased capital spending.

Operating Income

Operating income increased $95 million, or 14%, to $784 million in the third quarter of 2009. Filmed Entertainment contributed $88 million of the increase resulting from the success of Transformers: Revenge of the Fallen, lower costs resulting from the number and timing of theatrical releases in the quarter and the benefits from our 2008 restructuring and other cost savings initiatives, partially offset by lower home entertainment profits. Media Networks contributed $12 million of the increase due to higher affiliate revenues and the benefits from our 2008 restructuring and other cost savings initiatives partially offset by lower advertising revenues and losses associated with Rock Band.

Operating income decreased $236 million, or 12%, to $1.812 billion for the nine months ended September 30, 2009. Media Networks contributed $147 million of the decline reflecting lower advertising revenues, losses associated with Rock Band, increased legal fees, higher bad debt expense and severance charges, partially offset by higher affiliate revenues. Filmed Entertainment contributed $83 million of the decline resulting from lower home entertainment profits, the absence of income associated with our HD-DVD exclusivity agreement in the prior year and severance charges, partially offset by the success of Transformers: Revenge of the Fallen. Both segments also benefited from our 2008 restructuring and other cost savings initiatives.

Interest Expense, Net

For the quarter and nine months ended September 30, 2009, interest expense, net, decreased $16 million and $38 million, respectively, due to lower average debt outstanding and lower average interest rates on our variable rate debt.

Equity in Losses of Investee Companies

Equity in losses of investee companies was $1 million in the third quarter of 2009 compared with $32 million in the comparable period of 2008. The decrease in equity losses is principally due to lower losses related to international minority investments. For the nine months ended September 30, 2009, equity losses were $57 million compared to $48 million in the nine months ended September 30, 2008. Equity losses include our share of the losses associated with our investments in Rhapsody America, Viacom 18 and epix.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $84 million ($52 million, net of tax) resulting from the partial extinguishment of our 5.75% Senior Notes due 2011 in the quarter. At September 30, 2009, $193 million of principal amount of the originally issued $1.500 billion remains outstanding on the 5.75% Senior Notes.

Other Items, Net

Other items, net, reflects expenses of $13 million and $47 million for the quarter and nine months ended September 30, 2009, respectively, compared with $23 million and $38 million for the quarter and nine months ended September 30, 2008, respectively. The decrease in expenses in the third quarter of 2009 is principally due

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

to favorable variances in foreign exchange and lower costs associated with our receivables securitization programs. The decrease in the nine months ended September 30, 2009 is the result of a $30 million unfavorable variance in foreign exchange, partially offset by the impact of a $12 million non-cash investment impairment charge taken in the first quarter of 2008 and lower costs associated with our receivables securitization programs.

Provision for Income Taxes

The provision for income taxes was $133 million and $392 million in the quarter and nine months ended September 30, 2009, respectively. The effective income tax rate was 23.0% and 30.2% for the quarter and nine months ended September 30, 2009, respectively, as compared to 23.9% and 32.9% in the comparable periods of 2008, respectively. The reduction in the effective tax rate in 2009 is principally due to discrete tax benefits of $74 million recognized in the quarter, which contributed 13.0 and 5.8 percentage points of tax benefit for the respective periods. Tax benefits of $46 million, representing 9.0 and 2.6 percentage points, respectively, were recognized in the comparable periods of 2008. The discrete benefits in both periods principally relate to effectively settled audits. The benefit in 2009 also reflects the recognition of certain previously unrecognized capital losses from international operations. Our tax rate in 2009 reflects a lower benefit associated with the mix of earnings in international markets where tax rates are lower than the U.S. statutory tax rate.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax in 2009 and 2008 principally reflect adjustments related to businesses previously sold. In 2009, the amount relates to the release of contingent obligations resulting from lease modifications by Blockbuster in the third quarter.

Net Earnings (Viacom and Noncontrolling Interests)

Net earnings increased $61 million, or 15%, in the third quarter of 2009 and decreased $163 million, or 15%, in the nine months ended September 30, 2009. The increase in the three months was principally due to the increase in operating income, lower equity losses and discrete tax benefits more than offsetting the after-tax loss resulting from our early extinguishment of debt. The decline in the nine month period was due to the decrease in operating income, increased foreign exchange and equity losses and the after-tax loss resulting from our early extinguishment of debt, partially offset by the discrete tax benefits.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests, which represents ownership held by third parties of certain consolidated entities, was $3 million and $10 million for the quarter and nine months ended September 30, 2009, respectively.

Net Earnings Attributable to Viacom

Net earnings attributable to Viacom increased $62 million and decreased $161 million in the quarter and nine months ended September 30, 2009, respectively, principally due to the $61 million increase and $163 million decrease in net earnings described above for the same periods, respectively.

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

(continued)

Media Networks

Our Media Networks segment operates its program services, websites and other digital media services in the United States and abroad and generates revenues principally from three sources: (i) the sale of advertising time on our program services and digital properties, (ii) the receipt of affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include the creation and publishing of music video games and other interactive products, home entertainment sales of our programming, the licensing of our content to third parties and the licensing of our brands and properties for consumer products. Our music video game business includes our Rock Band franchise and royalties from certain related games and products, including Guitar Hero. References to Rock Band include all such games collectively, unless the context indicates otherwise.

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

	Quarter Ended September 30,		Better/(Worse)		Nine Months Ended September 30,		Better/(Worse)
(in millions)	2009	2008	$	%	2009	2008	$	%
Revenues by Component
Advertising	$1,093	$1,155	$(62)	(5)%	$3,103	$3,376	$(273)	(8)%
Affiliate fees	728	660	68	10	2,160	1,953	207	11
Ancillary	303	313	(10)	(3)	692	952	(260)	(27)

Total revenues by component	$2,124	$2,128	$(4)	—%	$5,955	$6,281	$(326)	(5)%

Expenses
Operating	$814	$784	$(30)	(4)%	$2,259	$2,327	$68	3%
Selling, general and administrative	482	523	41	8	1,463	1,546	83	5
Depreciation and amortization	55	60	5	8	160	188	28	15

Total expenses	$1,351	$1,367	$16	1%	$3,882	$4,061	$179	4%

Operating Income	$773	$761	$12	2%	$2,073	$2,220	$(147)	(7)%

Revenues

Worldwide revenues decreased $4 million to $2.124 billion in the third quarter of 2009, and $326 million, or 5%, to $5.955 billion in the nine months ended September 30, 2009. The declines in advertising and ancillary revenues were partially offset by an increase in affiliate fees. Domestic revenues increased to $1.777 billion in the third quarter of 2009, an increase of $11 million, or 1%, and decreased to $5.102 billion in the nine months ended September 30, 2009, a decline of $141 million, or 3%. International revenues decreased to $347 million in the third quarter of 2009, a decline of $15 million, or 4%, and $853 million in the nine months ended September 30, 2009, a decline of $185 million, or 18%. The decline in international revenues in the quarter and nine months ended September 30, 2009 included a 6 and 9-percentage point negative impact from foreign exchange, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Advertising

Worldwide advertising revenues decreased $62 million, or 5%, to $1.093 billion in the third quarter of 2009, including a 1-percentage point negative impact from foreign exchange. Both domestic and international advertising revenues continue to be affected by softness in the overall advertising market. Domestic advertising revenues decreased 4% in the third quarter. International advertising revenues decreased 18%, with foreign exchange negatively impacting international growth by 6 percentage points. In light of the uncertainties surrounding the current global economic downturn, we continue to have limited visibility on future worldwide advertising revenues.

For the nine months ended September 30, 2009, worldwide advertising revenues decreased $273 million, or 8%, to $3.103 billion. Foreign exchange had a 1-percentage point negative impact on advertising revenues. Domestic advertising revenue decreased 6%. International advertising revenues decreased 23%, including an 11-percentage point negative impact from foreign exchange. The decline in advertising revenues is attributable to continued softness in the domestic and international advertising markets.

Affiliate Fees

Worldwide affiliate fees increased $68 million or 10%, to $728 million in the third quarter of 2009, including a negative impact from foreign exchange of 2 percentage points. Domestic fees increased 11% and international fees increased 8%, principally due to rate and subscriber growth. International revenues include 9 percentage points of unfavorable foreign exchange impact.

Worldwide affiliate fees increased $207 million or 11%, to $2.160 billion for the nine months ended September 30, 2009, including a negative impact from foreign exchange of 2 percentage points. Domestic fees increased 13%, driven principally by rate and subscriber growth. International fees decreased 1%, principally driven by 12 percentage points of unfavorable foreign exchange impact, partially offset by rate and subscriber growth as well as new deals, in certain European markets.

Ancillary

Worldwide ancillary revenues decreased $10 million, or 3%, to $303 million in the third quarter of 2009, principally driven by lower home entertainment and consumer products revenues, partially offset by increased Rock Band sales reflecting the worldwide release of The Beatles: Rock Band in September 2009. Domestic ancillary revenues decreased 6%, while international ancillary revenues increased 2%. International ancillary revenues also included a 2-percentage point negative impact from foreign exchange.

Worldwide ancillary revenues decreased $260 million, or 27%, to $692 million for the nine months ended September 30, 2009. Rock Band sales in 2008 reflect a full nine months of sales of Rock Band 1 compared with the September 2009 release of The Beatles: Rock Band. 2009 sales also reflect a soft retail environment during the year, and include the favorable impact of settling a licensing fee dispute in the second quarter of 2009. Domestic and international ancillary revenues declined 26% and 31%, respectively, primarily due to lower Rock Band, consumer products and home entertainment revenues. International ancillary revenues also included a 3-percentage point negative impact from foreign exchange.

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

Total expenses declined $16 million, or 1%, to $1.351 billion in the third quarter of 2009 principally driven by a decline in employee compensation costs, partially offset by higher costs related to the September 2009 release of The Beatles: Rock Band. Total expenses decreased $179 million, or 4%, to $3.882 billion in the nine months ended September 30, 2009, primarily due to decreased employee compensation costs and lower costs associated with reduced Rock Band sales during the comparable nine-month period.

Operating

Operating expenses increased $30 million, or 4%, to $814 million in the third quarter of 2009. Distribution and other expenses increased $21 million, or 11%, driven principally by higher costs related to the September 2009 release of The Beatles: Rock Band. Production and programming expenses increased $9 million, or 2%, reflecting expenses associated with our continuing investment in programming, including write offs of certain cancelled programs and productions, partially offset by 2 percentage points of benefit from reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Operating expenses decreased $68 million, or 3%, to $2.259 billion for the nine months ended September 30, 2009. Distribution and other expenses decreased $89 million, or 14%, principally driven by lower Rock Band costs. Production and programming expenses increased $21 million, or 1%, for the nine months ended September 30, 2009. Our continued investment in programming was substantially offset by 4 percentage points of benefit from reduced amortization attributable to the programming abandoned in the fourth quarter of 2008.

Selling, General and Administrative

SG&A decreased $41 million, or 8%, to $482 million in the third quarter of 2009, principally due to lower employee compensation costs related to our 2008 restructuring and other cost savings initiatives.

SG&A decreased $83 million, or 5%, to $1.463 billion for the nine months ended September 30, 2009, principally due to lower employee compensation costs related to our 2008 restructuring and other cost savings initiatives, partially offset by legal fees associated with the settlement of a royalty arrangement, increased bad debt expense and $16 million of severance charges recorded in the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization decreased $5 million and $28 million for the quarter and nine months ended September 30, 2009, respectively. The decrease for both periods is due primarily to lower capital lease depreciation expense resulting from transponder lease expirations, as well as lower capital spending.

Operating Income

Operating income increased $12 million, or 2%, to $773 million for the third quarter of 2009, reflecting higher affiliate revenues and the benefits from our 2008 restructuring and other cost savings initiatives, partially offset by lower advertising revenues and losses associated with Rock Band. Operating income decreased $147 million, or 7%, to $2.073 billion for the nine months ended September 30, 2009, reflecting lower advertising revenues, losses associated with Rock Band, increases in legal fees, higher bad debt expense and $16 million of severance charges recorded in the second quarter of 2009, partially offset by higher affiliate revenues and the benefits from our 2008 restructuring and other cost savings initiatives.

Filmed Entertainment

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release of motion pictures, (ii) home entertainment, which includes sales of DVDs and other products relating to the motion

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Certain of Paramount’s 2008 film releases have been made available to epix for exhibition in the domestic pay television window, for which $61 million of revenue and $23 million of operating income was recognized by Paramount in the nine months ended September 30, 2009. Intercompany profits reflecting our pro rata share of the venture of $10 million for the nine months ended September 30, 2009 were eliminated in the Equity in losses of investee companies line in our Consolidated Statements of Earnings. Due to the timing of our previous theatrical releases, no additional films became available to epix for the pay television window during the third quarter of 2009. Accordingly, no amounts for revenue, operating income and intercompany profits have been reported for this period. Also reflected within Equity in losses of investee companies are $2 million and $6 million for our share of epix losses for the quarter and nine months ended September 30, 2009, respectively.

	Quarter Ended September 30,		Better/(Worse)		Nine Months Ended September 30,		Better/(Worse)
(in millions)	2009	2008	$	%	2009	2008	$	%

Revenues by Component
Theatrical	$361	$312	$49	16%	$1,228	$1,364	$(136)	(10)%
Home entertainment	469	593	(124)	(21)	1,356	1,704	(348)	(20)
Television license fees	316	342	(26)	(8)	938	982	(44)	(4)
Ancillary	78	62	16	26	169	176	(7)	(4)

Total revenues by component	$1,224	$1,309	$(85)	(6)%	$3,691	$4,226	$(535)	(13)%

Expenses
Operating	$1,008	$1,190	$182	15%	$3,346	$3,790	$444	12%
Selling, general, & administrative	123	111	(12)	(11)	349	354	5	1
Depreciation & amortization	24	27	3	11	75	78	3	4

Total expenses	$1,155	$1,328	$173	13%	$3,770	$4,222	$452	11%

Operating Income (Loss)	$69	$(19)	$88	NM	$(79)	$4	$(83)	NM

NM = not meaningful

Revenues

Worldwide revenues decreased $85 million, or 6%, to $1.224 billion in the third quarter of 2009, due primarily to lower home entertainment and television revenues partially offset by increases in theatrical and ancillary revenues. Foreign exchange had a 3-percentage point negative impact on worldwide revenues. Domestic revenues decreased to $599 million, a decline of $76 million, or 11%. International revenues decreased to $625 million, a decline of $9 million, or 1%, with a 6-percentage point negative impact from foreign exchange.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Worldwide revenues decreased $535 million, or 13%, to $3.691 billion in the nine months ended September 30, 2009, primarily due to lower home entertainment and theatrical revenues. Foreign exchange had a 5-percentage point negative impact on worldwide revenues. Domestic revenues decreased to $1.926 billion in the nine months ended September 30, 2009, a decline of $291 million, or 13%. International revenues decreased to $1.765 billion in the nine months ended September 30, 2009, a decline of $244 million, or 12%, with a 10-percentage point negative impact from foreign exchange.

Theatrical

Worldwide theatrical revenues increased $49 million, or 16%, to $361 million in the third quarter of 2009, including a 7-percentage point negative impact from foreign exchange. The increase is principally due to the strong performance of Transformers: Revenge of the Fallen released in the second quarter of 2009 and the release of G.I. Joe: The Rise of Cobra, partially offset by the strong carryover revenue from DreamWorks Animation’s Kung Fu Panda, which was released in the second quarter of 2008, compared with Monsters vs. Aliens released in the first quarter of 2009. During the quarter we released 2 films versus 5 films in the third quarter of 2008. Domestic theatrical revenues increased 68%, while international theatrical revenues decreased 9%. The international theatrical revenue decline included a 10-percentage point negative impact from foreign exchange.

Worldwide theatrical revenues decreased $136 million, or 10%, to $1.228 billion for the nine months ended September 30, 2009. Foreign exchange had a 7-percentage point negative impact on theatrical revenues. During the nine months ended September 30, 2009, we released 13 films, including Transformers: Revenge of the Fallen, Star Trek, Monsters vs. Aliens and G.I. Joe: The Rise of Cobra, as compared to 20 films released in 2008, which included Indiana Jones and the Kingdom of the Crystal Skull, Marvel’s Iron Man and Kung Fu Panda. Domestic revenues increased 2%, while international theatrical revenues decreased 21%. Foreign exchange had a 14-percentage point negative impact on international theatrical revenues. The international decline also reflects the strong performance of Indiana Jones and the Kingdom of the Crystal Skull and Kung Fu Panda in 2008.

Home Entertainment

Worldwide home entertainment revenues decreased $124 million, or 21%, to $469 million in the third quarter of 2009. Foreign exchange had a 2-percentage point negative impact on home entertainment revenues. Decreased revenues principally reflect the DVD release of Marvel’s Iron Man in the third quarter of 2008 compared with current quarter releases including Monsters vs. Aliens and I Love You Man, as well as lower catalog sales. Domestic and international home entertainment revenues decreased 29% and 7%, respectively, with a 5-percentage point negative impact from foreign exchange on international revenues. While elements of the worldwide DVD market continue to experience softness, our upcoming releases of Transformers: Revenge of the Fallen, Star Trek and G.I. Joe: The Rise of Cobra position us well for fourth quarter DVD sales.

Worldwide home entertainment revenues decreased $348 million, or 20%, to $1.356 billion for the nine months ended September 30, 2009. Foreign exchange had a 4-percentage point negative impact on home entertainment revenues. Decreased revenues principally reflect the number and mix of titles released in 2009 versus 2008, lower catalog sales and the comparison against the $29 million recognized in the nine months ended September 30, 2008 in connection with the conclusion of an HD-DVD exclusivity arrangement. Domestic and international home entertainment revenues decreased 23% and 17%, respectively, with a 10-percentage point negative impact from foreign exchange on international revenues.

Television License Fees

Worldwide television license fees are generally driven by the number and mix of available titles. License fees decreased $26 million, or 8%, to $316 million in the third quarter of 2009, principally reflecting lower domestic Pay TV fees. For the nine months ended September 30, 2009, license fees decreased $44 million, or 4%, to $938 million, reflecting lower domestic network and syndication fees partially offset by increases in Pay TV fees.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Ancillary revenues increased $16 million, or 26%, to $78 million for the third quarter of 2009 due to higher merchandising and digital revenues. For the nine months ended September 30, 2009, ancillary revenues decreased $7 million, or 4%, to $169 million.

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

Total expenses decreased $173 million, or 13%, to $1.155 billion in the third quarter of 2009 and decreased $452 million, or 11%, to $3.770 billion for the nine months ended September 30, 2009. The reduction in total expenses is principally due to our reduced film slate and lower costs associated with third party distribution agreements.

Operating

Operating expenses decreased $182 million, or 15%, to $1.008 billion in the third quarter of 2009. Distribution and other costs, principally print and advertising expenses, decreased by $107 million, or 21%, primarily related to the number and timing of theatrical releases, including the comparison against expenses related to the late third quarter 2008 release of Eagle Eye, and reduced home entertainment expenses associated with the decline in revenues. Film costs declined $75 million, or 11%, primarily due to higher participation costs in the prior year associated with Iron Man, partially offset by higher amortization of film costs.

Operating expenses decreased $444 million, or 12%, to $3.346 billion in the nine months ended September 30, 2009. Distribution and other costs decreased by $231 million, or 12%, primarily related to the reduced number of theatrical releases as well as lower home entertainment expenses associated with the decline in revenues. Film costs declined $213 million, or 11%, primarily due to lower participation costs associated with third party distribution arrangements, partially offset by higher amortization of film costs, including costs related to the theatrical release of Imagine That.

Selling, General and Administrative

SG&A increased $12 million, or 11%, to $123 million for the third quarter of 2009, primarily due to higher performance-based incentive compensation accruals, partially offset by decreases in other expenses resulting from our 2008 restructuring and other cost savings initiatives.

SG&A decreased $5 million, or 1%, to $349 million for the nine months ended September 30, 2009, as a result of lower employee compensation costs resulting from our 2008 restructuring and other cost savings initiatives, partially offset by $17 million of severance charges in the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization decreased $3 million, or 11%, to $24 million in the third quarter of 2009 and $3 million, or 4%, to $75 million for the nine months ended September 30, 2009. The decrease in both periods is primarily related to lower capital spending.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Income (Loss)

Operating income was $69 million in the third quarter of 2009, compared with an operating loss of $19 million in the third quarter of 2008. This increase reflects the success of Transformers: Revenge of the Fallen, lower costs resulting from the number and timing of theatrical releases in the quarter and the benefits from our 2008 restructuring and other cost savings initiatives, partially offset by lower home entertainment profits.

Operating loss for the nine months ended September 30, 2009 was $79 million, compared with operating income of $4 million for the same period in 2008. The year to date decline reflects lower home entertainment profits, the absence of income recognized from the conclusion of our HD-DVD exclusivity arrangement in the prior year and $17 million of severance charges recorded in the second quarter of 2009. These decreases were partially offset by the success of Transformers: Revenge of the Fallen and the benefits from our 2008 restructuring and cost savings initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. These cash flows from operations, together with our credit facility and access to capital markets, provide us adequate resources to fund our ongoing operations including investment in programming and film productions, capital expenditures, new projects and acquisitions. Our principal uses of cash include the creation of new content, acquisitions of third-party content, ongoing investments in our businesses, commitments to equity affiliates and acquisitions of businesses. We also use cash for interest and tax payments and discretionary share repurchases. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating. On October 15, 2009, Moody’s Investor Service upgraded our long-term and short-term ratings to Baa2 and P-2, respectively. Our other credit ratings remain unchanged from December 31, 2008.

We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control. Although capital markets were adversely affected by problems in the worldwide financial system for extended periods during the past two years, we believe that our strong cash flows and balance sheet, existing bank facility and credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies.

Our credit facility is subject to one principal financial covenant which requires our interest coverage, calculated as operating income before depreciation and amortization divided by interest expense (both as defined by the credit agreement), for the most recent four consecutive fiscal quarters to be at least 3.0x. As of September 30, 2009, our interest coverage was approximately 7.1x.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash Flows

Cash and cash equivalents decreased by $543 million in the nine months ended September 30, 2009. The change in cash and cash equivalents was attributable to the following:

Cash Flows	Nine Months Ended September 30,
(in millions)	2009	2008
Cash provided by operations	$732	$620
Net cash flow used in investing activities	(117)	(515)
Net cash flow used in financing activities	(1,169)	(478)
Effect of exchange rates on cash and cash equivalents	11	(22)

Decrease in cash and cash equivalents	$(543)	$(395)

Operating Activities

Cash provided by operations was $732 million for the nine months ended September 30, 2009, an increase of $112 million compared with the same period in 2008. The increase is primarily due to lower production spending and payments for income taxes, partially offset by decreased earnings, increased pension contributions and severance payments, a reduction in securitized receivables and payment of a premium on our third quarter debt extinguishment.

Investing Activities

Cash used in investing activities was $117 million for the nine months ended September 30, 2009, compared with $515 million in the same period of 2008. The decrease is primarily due to lower spending on acquisitions and investments in the current year, as well as lower spending on capital expenditures. In 2008, cash used in investing activities included a $150 million earn-out payment related to our acquisition of Harmonix in 2006.

Financing Activities

Cash used in financing activities was $1.169 billion for the nine months ended September 30, 2009. The net outflow is primarily driven by $750 million in payments related to the maturity of our floating rate Senior Notes which came due in the second quarter of 2009 and a decrease in amounts outstanding under our revolving credit facility. In the third quarter of 2009, we issued a total of $1.400 billion of senior notes and used the proceeds to repurchase $1.307 billion outstanding principal of our 5.75% Senior Notes due 2011. We did not repurchase any shares under our stock repurchase program during the nine months ending September 30, 2009. Cash used in financing activities of $478 million in the nine months ended September 30, 2008 was driven by $1.111 billion of share repurchases, partially offset by an increase of $750 million in borrowings under our credit facility.

Capital Resources

Capital Structure and Debt

At September 30, 2009, total debt was $6.852 billion, a decrease of $1.150 billion, or 14%, from $8.002 billion at December 31, 2008. Cash and cash equivalents were $249 million, a decrease of $543 million from $792 million at December 31, 2008. At September 30, 2009, no amounts were outstanding under our $3.25 billion revolving credit facility and our $206 million of outstanding commercial paper had a weighted average interest rate of 0.61% and an average remaining life of less than 30 days. Our commercial paper is classified as long-term debt as we have the intent and ability, through utilization of our $3.25 billion revolving facility due December 2010, to refinance this debt.

In the third quarter of 2009, we took advantage of a decrease in interest rates available in the capital markets to extend our debt maturities. We issued a total of $1.400 billion of senior notes with maturities of five, six and ten

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

years and used the proceeds to repurchase a substantial portion of our shorter term 5.75% Senior Notes due 2011. In August 2009, we sold $600 million aggregate principal amount of 4.375% Senior Notes due 2014 at a price equal to 99.291% of the principal amount and $250 million aggregate principal amount of 5.625% Senior Notes due 2019 at a price equal to 99.247% of the principal amount. In September 2009, we issued $250 million aggregate principal amount of 4.250% Senior Notes due 2015 at a price equal to 99.814% of the principal amount and an additional $300 million aggregate principal amount of our 5.625% Senior Notes due 2019 at a price equal to 101.938% of the principal amount. The senior notes issued in the third quarter of 2009 have a covenant package substantially the same as the senior notes and debentures issued in October 2007.

We used the net cash proceeds from these offerings of $1.395 billion to repurchase a substantial portion of our 5.75% Senior Notes due 2011. Simultaneous with our August debt issuance, we conducted a cash tender offer to repurchase any and all of the aggregate principal of our $1.500 billion 5.75% Senior Notes due 2011 at a purchase price of $1,061.25 per $1,000 of principal. Our repurchase of $1.307 billion of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $84 million. At September 30, 2009, $193 million of principal remains outstanding on our 5.75% Senior Notes due 2011.

Securitization Facilities

At September 30, 2009, securitized receivables were $673 million, a decrease of $277 million from $950 million at December 31, 2008. The reduction in the level of securitized receivables sold to third parties during the nine months ended September 30, 2009 is due to a scheduled $175 million reduction in the level of participation by a sponsor in one of our securitization programs in the second quarter of 2009, which we elected not to replace, and seasonal fluctuations in qualifying receivables. There are no other scheduled reductions in the remaining terms of the securitization facilities, which are subject to renewal on an annual basis. The reduction in asset securitization was funded through utilization of our credit facility.

Stock Repurchase Program

Since December 31, 2008, we have not purchased any shares under our $4.0 billion stock repurchase program, but may resume purchases in the future based on a variety of factors.

DW Funding Guarantee

We guarantee debt, including principal and interest, of approximately $204 million relating to certain unsecured debt of DW Funding. We hold a 49% minority equity interest in DW Funding, which owns the DreamWorks live-action library consisting of 59 films released through September 16, 2005, and have certain rights and obligations to reacquire the library, commencing in 2011. Specifically, we are subject to a fair value put option under which we can be required to purchase the 51% interest of DW Funding we do not own. We also have a corresponding call option with the same terms as the put option. Upon settlement of the put/call option, we expect to pay off the total unpaid balance of DW Funding debt obligations resulting in our taking ownership and control of the film library. We estimate that the unpaid balance, assuming settlement occurs in 2011, will be approximately $380 million. At September 30, 2009 we have accrued a liability of $54 million in respect of such exposure.

OTHER MATTERS

Related Party Transactions

In the normal course of business we enter into transactions with related parties, including NAI, our controlling stockholder, companies owned by or affiliated with CBS Corporation and companies which we account for under the equity method of accounting. For additional information, see Note 11 to the Consolidated Financial Statements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

4.1	Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.2	Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: November 3, 2009	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: November 3, 2009	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.2	Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.