Form 10-Q
period 2010-03-31
Viacom Inc.
filed 2010-04-29
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of April 15, 2010
Class A Common stock, par value $0.001 per share	52,343,251
Class B Common stock, par value $0.001 per share	555,033,758

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,
(in millions, except earnings per share amounts)	2010	2009
Revenues	$2,786	$2,905
Expenses:
Operating	1,521	1,748
Selling, general and administrative	653	633
Depreciation and amortization	78	82

Total expenses	2,252	2,463
Operating income	534	442
Interest expense, net	(113)	(109)
Equity in net losses of investee companies	(28)	(33)
Other items, net	(10)	(19)

Earnings from continuing operations before provision for income taxes	383	281
Provision for income taxes	(138)	(101)

Net earnings from continuing operations	245	180
Discontinued operations, net of tax	2	-

Net earnings (Viacom and noncontrolling interests)	247	180
Net earnings attributable to noncontrolling interests	(2)	(3)

Net earnings attributable to Viacom	$245	$177

Amounts attributable to Viacom:
Net earnings from continuing operations	$243	$177
Discontinued operations, net of tax	2	-

Net earnings attributable to Viacom	$245	$177

Basic earnings per share attributable to Viacom:
Continuing operations	$0.40	$0.29
Discontinued operations	$-	$-
Net earnings	$0.40	$0.29
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.40	$0.29
Discontinued operations	$-	$-
Net earnings	$0.40	$0.29
Weighted average number of common shares outstanding:
Basic	607.6	606.8
Diluted	609.6	607.1

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$358	$298
Receivables, net	2,329	2,881
Inventory, net	848	779
Deferred tax assets, net	123	147
Prepaid and other assets	371	325

Total current assets	4,029	4,430
Property and equipment, net	1,124	1,179
Inventory, net	4,100	3,731
Goodwill	11,339	11,401
Intangibles, net	524	570
Other assets	490	589

Total assets	$21,606	$21,900

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$209	$248
Accrued expenses	940	1,169
Participants’ share and residuals	1,089	1,090
Program rights obligations	407	404
Deferred revenue	340	323
Current portion of debt	40	123
Other liabilities	420	394

Total current liabilities	3,445	3,751
Noncurrent portion of debt	6,745	6,650
Participants’ share and residuals	587	739
Program rights obligations	591	523
Deferred tax liabilities, net	7	89
Other liabilities	1,227	1,303
Redeemable noncontrolling interest	154	168
Commitments and contingencies (Note 8)
Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 52.4 and 52.4 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 555.3 and 555.0 outstanding, respectively	1	1
Additional paid-in capital	8,305	8,287
Treasury stock, 151.5 common shares held in treasury	(5,725)	(5,725)
Retained earnings	6,323	6,106
Accumulated other comprehensive income (loss)	(28)	35

Total Viacom stockholders’ equity	8,876	8,704
Noncontrolling interests	(26)	(27)

Total equity	8,850	8,677

Total liabilities and equity	$21,606	$21,900

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in millions)	2010	2009
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$247	$180
Discontinued operations, net of tax	(2)	-

Net earnings from continuing operations	245	180
Reconciling items:
Depreciation and amortization	78	82
Feature film and program amortization	834	910
Stock-based compensation	26	22
Equity in investee companies, net of distributions	29	35
Deferred income taxes	(17)	34
Operating assets and liabilities, net of acquisitions:
Receivables	560	669
Inventory, program rights and participations	(992)	(1,278)
Accounts payable and other current liabilities	(286)	(484)
Other, net	(79)	(20)

Cash provided by operations	398	150

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	13	(40)
Capital expenditures	(16)	(14)

Net cash flow used in investing activities	(3)	(54)

FINANCING ACTIVITIES
Borrowings	-	600
Debt repayments	(276)	(1,201)
Commercial paper	(16)	-
Other, net	(33)	(21)

Net cash flow used in financing activities	(325)	(622)

Effect of exchange rate changes on cash and cash equivalents	(10)	(7)

Net change in cash and cash equivalents	60	(533)
Cash and cash equivalents at beginning of period	298	792

Cash and cash equivalents at end of period	$358	$259

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2009	607.4	$8,288	$(5,725)	$6,106	$35	$8,704	$(27)	$8,677
Adoption of accounting for consolidation of variable interest entities as of January 1, 2010	-	-	-	(28)	-	(28)	(12)	(40)

	607.4	8,288	(5,725)	6,078	35	8,676	(39)	8,637
Net earnings	-	-	-	245	-	245	2	247
Translation adjustments	-	-	-	-	(63)	(63)	(2)	(65)

Comprehensive income						182	-	182

Noncontrolling interests	-	(4)	-	-	-	(4)	13	9
Share based compensation and other	0.3	22	-	-	-	22	-	22

March 31, 2010	607.7	$8,306	$(5,725)	$6,323	$(28)	$8,876	$(26)	$8,850

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2008	606.8	$8,187	$(5,725)	$4,496	$(49)	$6,909	$14	$6,923
Net earnings	-	-	-	177	-	177	3	180
Translation adjustments	-	-	-	-	(69)	(69)	(1)	(70)
Other	-	-	-	-	4	4	-	4

Comprehensive income						112	2	114

Noncontrolling interests	-	-	-	-	-	-	(1)	(1)
Share based compensation and other	0.1	21	-	-	-	21	-	21

March 31, 2009	606.9	$8,208	$(5,725)	$4,673	$(114)	$7,042	$15	$7,057

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

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2010 or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 11, 2010 (the “2009 Annual Report”).

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, allowances for doubtful accounts, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of stock based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Accounting Changes

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the transfer of financial assets that would have required the Company to reflect receivables sold to third parties under the Company’s accounts receivable securitization programs as securitized borrowings beginning on January 1, 2010. The new guidance did not affect our Consolidated Financial Statements as there was no activity under the programs during the quarter ended March 31, 2010.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (“VIEs”). The new consolidation criteria requires an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance was effective for the Company beginning January 1, 2010.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2009, as fully described in Note 3 of the 2009 Annual Report, the Company held a 49% minority equity interest in DW Funding LLC (“DW Funding”), which owns the DreamWorks live-action film library. In connection with the adoption of the new accounting rules for VIEs, the Company consolidated DW Funding beginning on January 1, 2010. The principal impact on our Consolidated Financial Statements was an increase in debt of approximately $400 million and a corresponding increase in other net assets, principally film inventory. As more fully described in Note 9 to our Consolidated Financial Statements, the Company acquired the remaining 51% of the equity in DW Funding in February 2010.

With respect to the Company’s other VIEs, our assessment of which entity has the power to direct matters that most significantly impact the activities of these VIEs did not result in any changes to our previous conclusions as to which entity is the primary beneficiary of these VIEs. See Note 9 to our Consolidated Financial Statements for additional information on the Company’s involvement with VIEs.

Discontinued Operations

Discontinued operations, net of tax, in 2010 reflect adjustments related to businesses previously sold.

Reclassification

Certain amounts have been reclassified to conform to the 2010 presentation.

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

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,
(in millions)	2010	2009
Weighted average common shares outstanding, basic	607.6	606.8
Dilutive effect of RSUs and PSUs	2.0	0.3

Weighted average common shares outstanding, diluted	609.6	607.1

Anti-dilutive common shares	37.0	44.9

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 3. INVENTORY

Inventory (in millions)	March 31, 2010	December 31, 2009
Film inventory:
Released, net of amortization	$1,016	$770
Completed, not yet released	66	173
In process and other	626	467

Total film inventory, net of amortization	1,708	1,410
Original programming:
Released, net of amortization	1,018	956
Completed, not yet released	5	6
In process and other	421	451

Total original programming, net of amortization	1,444	1,413
Acquired program rights, net of amortization	1,624	1,504
Merchandise and other inventory, net of allowance of $99 and $108	172	183

Total inventory, net	4,948	4,510
Less current portion of inventory, net	(848)	(779)

Total inventory - noncurrent, net	$4,100	$3,731

NOTE 4. DEBT

Debt (in millions)	March 31, 2010	December 31, 2009
Senior notes and debentures:
Senior notes due 2011, 5.750%	193	193
Senior notes due 2014, 4.375%	596	596
Senior notes due 2015, 4.250%	250	250
Senior notes due 2016, 6.250%	1,496	1,496
Senior notes due 2017, 6.125%	497	497
Senior notes due 2019, 5.625%	554	554
Senior debentures due 2036, 6.875%	1,735	1,735
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Commercial paper	-	16
Capital lease and other obligations	466	438

Total debt	6,785	6,773
Less current portion	(40)	(123)

Total non-current portion	$6,745	$6,650

At March 31, 2010, the total unamortized net discount related to the senior notes and debentures was $24 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by $381 million at March 31, 2010. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

At March 31, 2010, there were no amounts outstanding under the Company’s $3.25 billion revolving facility due December 2010. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company has met at March 31, 2010. At March 31, 2010, $3.221 billion was available under the revolving credit facility after deducting letters of credit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5. FINANCIAL INSTRUMENTS

At March 31, 2010, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and foreign exchange contracts. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for foreign exchange contracts is determined utilizing a market-based approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2010 and December 31, 2009:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2010
Marketable securities	$81	$81	$-	$-
Foreign exchange contracts	1	-	1	-

Total	$82	$81	$1	$-

December 31, 2009
Marketable securities	$79	$79	$-	$-
Other financial instruments	(57)	-	(3)	(54)

Total	$22	$79	$(3)	$(54)

The $54 million of Level 3 other financial instruments as of December 31, 2009 related to the Company’s guarantee of certain debt of DW Funding. The guarantee was terminated during the quarter. No gain or loss was recognized upon termination.

NOTE 6. PENSION

The Company’s defined pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs	Quarter Ended March 31,
(in millions)	2010	2009
Service cost	$6	$10
Interest cost	10	10
Expected return on plan assets	(8)	(6)
Recognized actuarial loss	2	5

Net periodic benefit costs	$10	$19

NOTE 7. RELATED PARTY TRANSACTIONS

National Amusements, Inc. (“NAI”), through its wholly-owned subsidiary NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, the Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of both Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI and

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the Vice Chair of the Board of both Viacom and CBS Corporation. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS Corporation. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom.

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

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended March 31, 2010 and 2009, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $4 million and $6 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenues and expenses by Viacom. Transactions with CBS, through the ordinary course of business, are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. In connection with this agreement, Paramount made payments of $100 million to CBS during the quarters ended March 31, 2010 and 2009. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended March 31,
(in millions)	2010	2009
Consolidated Statements of Earnings
Revenues	$80	$79
Operating expenses	$103	$113

	March 31, 2010	December 31, 2009
Consolidated Balance Sheets
Accounts receivable	$11	$25
Other assets	-	1

Total due from CBS	$11	$26

Accounts payable	$4	$3
Participants’ share and residuals	200	178
Program rights obligations, current	123	132
Program rights obligations, noncurrent	239	185
Other liabilities	42	13

Total due to CBS	$608	$511

Other Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated VIEs as more fully described in Note 9 to our Consolidated Financial Statements. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and the distribution of films for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended March 31,
(in millions)	2010	2009
Consolidated Statements of Earnings
Revenues	$24	$108
Operating expenses	$7	$65

	March 31, 2010	December 31, 2009
Consolidated Balance Sheets
Accounts receivable	$96	$112

Accounts payable	$51	$39
Participants’ share and residuals	-	47
Other liabilities	33	55
Current portion of debt	-	65
Noncurrent portion of debt	-	33

Total due to other related parties	$84	$239

All other related party transactions are not material to the periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES

As more fully described in Note 16 of the 2009 Annual Report, the Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and future funding commitments related to certain equity investees. The Company is also subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary which expires in 2011 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster. In addition, Viacom benefits from certain indemnities provided by the acquirer of Famous Players and by Blockbuster Inc. At March 31, 2010, these lease commitments, primarily related to Famous Players, amounted to $822 million. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $213 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 9. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended March 31,
(in millions)	2010	2009
Cash paid for interest	$62	$23
Cash paid for income taxes	$205	$63

Redeemable Noncontrolling Interest	Quarter Ended March 31,
(in millions)	2010	2009
Beginning balance	$168	$148
Net earnings	1	1
Distributions	(5)	-
Translation adjustments	(10)	(4)

Ending balance	$154	$145

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2010 and December 31, 2009, the Company’s aggregate investment carrying value in VIEs was $66 million and $144 million, respectively, and it has future contractual funding commitments of $177 million at March 31, 2010. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 7 to our Consolidated Financial Statements.

Consolidated Variable Interest Entities

At each of March 31, 2010 and December 31, 2009, there were $43 million of assets and $85 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The impact of the operating results of this consolidated VIE was not significant to the Company’s revenues, expenses or operating income for the quarters ended March 31, 2010 and 2009.

Business Combinations

In February 2010, the Company acquired the remaining 51% of the equity in DW Funding in exchange for the assumption of approximately $400 million of debt. The Company now owns 100% of the DreamWorks live-action film library. The pro forma impact of this acquisition was not material to the Company for all periods presented.

Receivable Securitization Arrangements

During the quarter ended March 31, 2009, activity under the accounts receivable securitization programs consisted of $1.231 billion of proceeds from the sale of receivables, $1.244 billion of cash remitted to the facility and $8 million of cash paid for interest. There were no amounts outstanding under the programs at December 31, 2009 and no activity during the quarter ended March 31, 2010.

NOTE 10. REPORTING SEGMENTS

The following tables set forth the Company’s financial performance by reporting segment. The Company’s reporting segments have been determined in accordance with the Company’s internal management structure. The

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Revenues by Segment	Quarter Ended March 31,
(in millions)	2010	2009
Media Networks	$1,938	$1,865
Filmed Entertainment	886	1,087
Eliminations	(38)	(47)

Total revenues	$2,786	$2,905

Segment Operating Income (Loss)	Quarter Ended March 31,
(in millions)	2010	2009
Media Networks	$684	$629
Filmed Entertainment	(86)	(123)

Total segment operating income	598	506
Corporate expenses	(63)	(61)
Eliminations	(1)	(3)

Total operating income	534	442
Interest expense, net	(113)	(109)
Equity in net losses of investee companies	(28)	(33)
Other items, net	(10)	(19)

Earnings from continuing operations before provision for income taxes	$383	$281

Total Assets	March 31,	December 31,
(in millions)	2010	2009
Media Networks	$15,939	$16,189
Filmed Entertainment	5,417	5,549
Corporate/Eliminations	250	162

Total assets	$21,606	$21,900

Revenues by Component	Quarter Ended March 31,
(in millions)	2010	2009
Advertising	$960	$936
Feature film	823	1,043
Affiliate fees	783	720
Ancillary	258	253
Eliminations	(38)	(47)

Total revenues by component	$2,786	$2,905

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 11, 2010 (the “2009 Annual Report”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview. The overview section provides a summary of Viacom’s business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 and an update on our indebtedness.

OVERVIEW

We are a leading global entertainment content company, engaging audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Logo®, Nickelodeon®, Nick at Nite®, Nick Jr.®, COMEDY CENTRAL®, Spike TV®, TV Land™, BET®, Rock Band®, AddictingGames®, Atom®, Neopets®, Shockwave® and Paramount Pictures®. Viacom’s global reach includes approximately 170 channels and 450 digital media properties in more than 160 countries and territories.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter ended March 31, 2010 and 2009.

Consolidated Results of Operations	Quarter Ended March 31,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues	$2,786	$2,905	$(119)	(4)%
Expenses:
Operating	1,521	1,748	227	13
Selling, general, and administrative	653	633	(20)	(3)
Depreciation and amortization	78	82	4	5

Total expenses	2,252	2,463	211	9
Operating income	534	442	92	21
Interest expense, net	(113)	(109)	(4)	(4)
Equity in net losses of investee companies	(28)	(33)	5	15
Other items, net	(10)	(19)	9	47

Earnings from continuing operations before provision for income taxes	383	281	102	36
Provision for income taxes	(138)	(101)	(37)	(37)

Net earnings from continuing operations	245	180	65	36
Discontinued operations, net of tax	2	-	2	NM

Net earnings (Viacom and noncontrolling interests)	247	180	67	37
Net losses (earnings) attributable to noncontrolling interests	(2)	(3)	1	33

Net earnings attributable to Viacom	$245	$177	$68	38%

Diluted EPS from continuing operations	$0.40	$0.29	$0.11	38%

NM = not meaningful

Revenues

Worldwide revenues decreased $119 million, or 4%, to $2.786 billion in the quarter ended March 31, 2010 driven by a decrease of $201 million in Filmed Entertainment revenues. The decrease principally reflects the success of the DVD release of Dreamworks Animation’s Madagascar: Escape 2 Africa in the prior year period, for which there was no comparable title in 2010. Theatrical revenues also declined, primarily due to lower year-over-year revenues from the films originally released in the fourth quarter, which were partially offset by the strength of our current quarter releases, including Shutter Island. Media Networks contributed a partially offsetting increase of $73 million, principally reflecting increases in affiliate fees and advertising revenues.

Operating Income

Operating income increased $92 million, or 21%, to $534 million in the quarter ended March 31, 2010. Media Networks contributed $55 million of the increase, principally reflecting the higher affiliate and advertising revenues, partially offset by our continuing investment in programming. Filmed Entertainment’s operating loss narrowed by $37 million, principally reflecting lower costs due to fewer theatrical releases in the quarter.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Equity in Net Losses of Investee Companies

Equity in net losses of investee companies was $28 million for the quarter ended March 31, 2010, compared with $33 million for 2009. Equity losses include our share of the losses associated with our investments in EPIX, Rhapsody America and Viacom 18.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Other Items, Net

Other items, net, reflects expenses of $10 million for the quarter ended March 31, 2010, compared with $19 million for 2009. The quarter ended March 31, 2009 included costs associated with our accounts receivable securitization programs, with no corresponding cost during the current quarter. The remaining decrease in expenses in the current quarter is due to favorable variances from foreign exchange.

Provision for Income Taxes

The provision for income taxes was $138 million in the quarter ended March 31, 2010. The effective income tax rate was 36% for the quarters ended March 31, 2010 and 2009.

Net Earnings Attributable to Viacom

Net earnings attributable to Viacom increased $68 million in the quarter ended March 31, 2010, principally due to the increase in tax-effected operating income described above. Diluted EPS from continuing operations increased $0.11 per diluted share from $0.29 in 2009 to $0.40 in 2010.

SEGMENT RESULTS OF OPERATIONS

Operating income is used as the measure of segment profit performance. Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks.

Media Networks

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues by Component
Advertising	$960	$936	$24	3%
Affiliate fees	783	720	63	9
Ancillary	195	209	(14)	(7)

Total revenues by component	$1,938	$1,865	$73	4%

Expenses
Operating	$715	$715	$-	-%
Selling, general and administrative	486	467	(19)	(4)
Depreciation and amortization	53	54	1	2

Total expenses	$1,254	$1,236	$(18)	(1)%

Operating Income	$684	$629	$55	9%

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

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Worldwide revenues increased $73 million to $1.938 billion in the quarter ended March 31, 2010. Increases in affiliate and advertising revenues were partially offset by a decrease in ancillary revenues. Domestic revenues were $1.647 billion, an increase of $21 million, or 1%. International revenues were $291 million, an increase of $52 million, or 22%, with foreign exchange contributing 8 percentage points to international growth.

Advertising

Worldwide advertising revenues increased $24 million, or 3%, to $960 million in the quarter ended March 31, 2010. Domestic advertising revenues increased 1%, reflecting a strengthening scatter market, partially offset by the effect of the weaker upfront sales completed in 2009. International advertising revenues increased 14%, with foreign exchange contributing 9 percentage points to international growth.

Affiliate Fees

Worldwide affiliate fees increased $63 million, or 9%, to $783 million in the quarter ended March 31, 2010, principally due to rate growth. Domestic affiliate revenues increased 7% and international affiliate revenues increased 17%, with foreign exchange contributing 8 percentage points to international growth. The period reflects a difficult comparison against certain domestic affiliate revenues in 2009 that did not recur in 2010, which had a 4-percentage point negative impact on domestic affiliate revenue growth.

Ancillary

Worldwide ancillary revenues decreased $14 million, or 7%, to $195 million in the quarter ended March 31, 2010. Domestic ancillary revenues decreased 22%, principally driven by lower Rock Band sales reflecting the mix of Rock Band product offerings. The quarter ended March 31, 2009 included higher sales from the continued roll out of Rock Band 2. The decline in domestic revenues also includes lower home entertainment revenues. International ancillary revenues increased 46%, principally reflecting increased television license fees. Foreign exchange contributed 5 percentage points to international growth.

Expenses

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

Total expenses increased $18 million, or 1%, to $1.254 billion in the quarter ended March 31, 2010, principally driven by an increase in programming costs, reflecting our continued investment, and employee costs, partially offset by lower Rock Band costs.

Operating

Operating expenses were flat at $715 million for the quarter ended March 31, 2010. Distribution and other expenses decreased $27 million, or 17%, principally driven by lower Rock Band costs. Production and programming expenses increased $27 million, or 5%, reflecting expenses associated with our continuing investment in programming.

Selling, General and Administrative

SG&A increased $19 million, or 4%, to $486 million in the quarter ended March 31, 2010, principally due to higher employee costs.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Depreciation and Amortization

Depreciation and amortization was essentially flat at $53 million for the quarter ended March 31, 2010.

Operating Income

Operating income increased $55 million, or 9%, to $684 million in the quarter ending March 31, 2010, principally reflecting the higher affiliate and advertising revenues, partially offset by our continuing investment in programming.

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues by Component
Theatrical	$267	$283	$(16)	(6)%
Home entertainment	297	452	(155)	(34)
Television license fees	259	308	(49)	(16)
Ancillary	63	44	19	43

Total revenues by component	$886	$1,087	$(201)	(18)%

Expenses
Operating	$843	$1,078	$235	22%
Selling, general, & administrative	106	106	-	-
Depreciation & amortization	23	26	3	12

Total expenses	$972	$1,210	$238	20%

Operating Income (Loss)	$(86)	$(123)	$37	NM

NM = not meaningful

Revenues

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs, Blu-ray and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties and (iii) license fees paid worldwide by third parties for exhibition rights on pay and basic cable television, broadcast television, syndicated television and digital media outlets. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of content on digital platforms.

Worldwide revenues decreased $201 million, or 18%, to $886 million in the quarter ended March 31, 2010. Domestic revenues were $422 million, a decline of $171 million, or 29%. International revenues were $464 million, a decline of $30 million, or 6%, including an 8-percentage point favorable impact from foreign exchange.

Theatrical

Worldwide theatrical revenues decreased $16 million, or 6%, to $267 million in the quarter ended March 31, 2010, principally driven by the timing and mix of films. The prior year period continued to benefit from several fourth quarter 2008 releases, including Madagascar: Escape 2 Africa. This impact was partially offset by the strength of our current quarter releases, including Shutter Island and DreamWorks Animation’s How to Train

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Your Dragon. During the current quarter we released three films. In the comparable period of 2009, we released six films, which included DreamWorks Animation’s Monsters vs. Aliens. Domestic theatrical revenues decreased 9% and international theatrical revenues decreased 2%. Foreign exchange had a 12-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $155 million, or 34%, to $297 million in the quarter ended March 31, 2010. The decrease principally reflects the success of the Madagascar: Escape 2 Africa DVD release in the prior year period, for which there was no comparable title in 2010. The current period benefited from the DVD release of Up in the Air and continuing sales associated with the fourth quarter releases of Star Trek, Transformers: Revenge of the Fallen and G.I. Joe: The Rise of the Cobra. Domestic and international home entertainment revenues decreased 44% and 19%, respectively, with a 10-percentage point favorable impact from foreign exchange on international revenues.

Television License Fees

Worldwide television license fees decreased $49 million, or 16%, to $259 million in the quarter ended March 31, 2010, principally reflecting lower pay TV fees driven by the number and mix of available titles.

Ancillary

Ancillary revenues increased $19 million, or 43%, to $63 million for the quarter ended March 31, 2010, due to higher licensing and merchandising revenues associated with Transformers: Revenge of the Fallen and G.I. Joe: The Rise of Cobra, as well as higher digital revenues.

Expenses

Filmed Entertainment segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization expenses. Operating expenses principally include the amortization of production costs of our released feature films (including participations accrued under our third-party distribution arrangements), print and advertising expenses and other distribution costs. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of acquired intangibles.

Total expenses decreased $238 million, or 20%, to $972 million in the quarter ended March 31, 2010. The reduction in total expenses is principally due to lower costs associated with third party distribution arrangements and fewer theatrical releases.

Operating

Operating expenses decreased $235 million, or 22%, to $843 million in the quarter ended March 31, 2010. Distribution and other costs, principally print and advertising expenses, decreased by $129 million, or 22%, primarily related to lower home entertainment expenses associated with third party distribution arrangements, the lower number of theatrical releases and cost savings initiatives. Film costs declined $106 million, or 22%, primarily due to lower participation costs associated with third party distribution arrangements.

Selling, General and Administrative

SG&A was flat at $106 million for the quarter ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization decreased $3 million, or 12%, to $23 million in the quarter ended March 31, 2010.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Operating Income (Loss)

An operating loss of $86 million was recorded in the quarter ended March 31, 2010 compared with an operating loss of $123 million in 2009. This improvement primarily reflects lower costs resulting from the fewer number of theatrical releases in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. During 2009, we strengthened our balance sheet by repaying amounts outstanding under our revolving credit facility and lengthening our maturities of public debt. Our cash flows from operations, together with our existing $3.25 billion revolving credit facility, provide us with adequate resources to fund our anticipated ongoing cash requirements. We terminated our accounts receivable securitization programs in April 2010 because we had access to sufficient sources of liquidity at better terms.

Our revolving credit facility is scheduled to mature in December 2010. We are considering renewing this facility at a reduced level reflecting our strengthened balance sheet and anticipated liquidity needs. There were no amounts outstanding under the credit facility at March 31, 2010. Our credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at March 31, 2010.

Our principal uses of cash include the creation of new programming and film content, acquisitions of third-party content, ongoing investments in our businesses, capital expenditures, commitments to equity affiliates and acquisitions of businesses. We also use cash for interest and tax payments and discretionary share repurchases, as deemed appropriate. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating.

Cash Flows

Cash and cash equivalents increased by $60 million in the quarter ended March 31, 2010.

Operating Activities

Cash provided by operations was $398 million for the quarter ended March 31, 2010, an increase of $248 million compared with the same period in 2009. The increase is primarily due to lower participation costs associated with third party distribution arrangements and increased earnings, partially offset by higher income tax and interest payments. Income tax payments reflect various income tax return extension payments made during the quarter that were not required in the prior year due to certain tax benefits associated with our fourth quarter 2008 restructuring and other charges. Interest payments reflect the timing of payments due on the senior notes we issued in the third quarter of 2009.

Investing Activities

Cash used in investing activities was $3 million for the quarter ended March 31, 2010, compared with $54 million in the same period of 2009. The decrease is primarily due to cash acquired from DW Funding and lower spending on acquisitions and investments.

Financing Activities

Cash used in financing activities was $325 million for the quarter ended March 31, 2010. The net outflow is primarily driven by the repayment of DW Funding debt. Cash used in financing activities of $622 million in the quarter ended March 31, 2009 was driven by the reduction in amounts outstanding under our revolving credit facility.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Capital Resources

Capital Structure and Debt

At March 31, 2010, total debt was $6.785 billion, an increase of $12 million from $6.773 billion at December 31, 2009. Cash and cash equivalents were $358 million, an increase of $60 million from $298 million at December 31, 2009. There were no amounts outstanding under the credit facility at March 31, 2010 or under our commercial paper program, and $3.221 billion was available under the revolving credit facility, after deducting letters of credit issued under the facility. Current portion of debt primarily consists of the portion of capital leases payable in the next twelve months.

Stock Repurchase Program

Since December 31, 2008, we have not purchased any shares under our $4.0 billion stock repurchase program, but may resume purchases in the future based on a variety of factors. We currently have $1.275 billion of capacity remaining under the program.

OTHER MATTERS

Related Party Transactions

In the ordinary course of business we enter into transactions with related parties, including NAI, CBS Corporation and their respective subsidiaries and affiliates, and companies which we account for under the equity method of accounting. For additional information, see Note 7 to the Consolidated Financial Statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our programs, motion pictures and games on the various platforms on which they are distributed; economic conditions generally, and in advertising and retail markets in particular; competition for audiences and distribution; the impact of piracy; technological developments and their effect in our markets and on consumer behavior; fluctuations in our results due to the timing, mix and availability of our motion pictures and games; changes in the Federal communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2009 Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2009 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 8 to the Consolidated Financial Statements included elsewhere in this report.

Item  1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2009 Annual Report to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1*	Summary of Viacom Inc. Compensation for Outside Directors.

10.2*	Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.
Date: April 29, 2010	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer
Date: April 29, 2010	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Summary of Viacom Inc. Compensation for Outside Directors.

10.2*	Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

** Furnished herewith.