Form 10-Q
period 2010-06-30
Viacom Inc.
filed 2010-08-05
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Class of Stock	Shares Outstanding as of July 15, 2010
Class A Common stock, par value $0.001 per share	51,971,375
Class B Common stock, par value $0.001 per share	556,182,832

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Revenues	$3,301	$3,299	$6,087	$6,204
Expenses:
Operating	1,742	1,943	3,263	3,691
Selling, general and administrative	687	657	1,340	1,290
Depreciation and amortization	78	80	156	162
Restructuring	-	33	-	33

Total expenses	2,507	2,713	4,759	5,176
Operating income	794	586	1,328	1,028
Interest expense, net	(104)	(109)	(217)	(218)
Equity in net losses of investee companies	(24)	(23)	(52)	(56)
Other items, net	(3)	(15)	(13)	(34)

Earnings from continuing operations before provision for income taxes	663	439	1,046	720
Provision for income taxes	(239)	(158)	(377)	(259)

Net earnings from continuing operations	424	281	669	461
Discontinued operations, net of tax	2	-	4	-

Net earnings (Viacom and noncontrolling interests)	426	281	673	461
Net earnings attributable to noncontrolling interests	(6)	(4)	(8)	(7)

Net earnings attributable to Viacom	$420	$277	$665	$454

Amounts attributable to Viacom:
Net earnings from continuing operations	$418	$277	$661	$454
Discontinued operations, net of tax	2	-	4	-

Net earnings attributable to Viacom	$420	$277	$665	$454

Basic earnings per share attributable to Viacom:
Continuing operations	$0.69	$0.46	$1.09	$0.75
Discontinued operations	$-	$-	$-	$-
Net earnings	$0.69	$0.46	$1.09	$0.75

Diluted earnings per share attributable to Viacom:
Continuing operations	$0.68	$0.46	$1.08	$0.75
Discontinued operations	$0.01	$-	$0.01	$-
Net earnings	$0.69	$0.46	$1.09	$0.75

Weighted average number of common shares outstanding:
Basic	607.9	607.0	607.8	606.9
Diluted	611.3	608.1	610.5	607.6

Dividends declared per share of Class A and Class B common stock	$0.15	$-	$0.15	$-

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$677	$298
Receivables, net	2,334	2,881
Inventory, net	802	779
Deferred tax assets, net	114	147
Prepaid and other assets	349	325

Total current assets	4,276	4,430
Property and equipment, net	1,091	1,179
Inventory, net	4,087	3,731
Goodwill	11,303	11,401
Intangibles, net	495	570
Other assets	549	589

Total assets	$21,801	$21,900

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181	$248
Accrued expenses	1,000	1,169
Participants’ share and residuals	1,213	1,090
Program rights obligations	406	404
Deferred revenue	333	323
Current portion of debt	230	123
Other liabilities	417	394

Total current liabilities	3,780	3,751
Noncurrent portion of debt	6,528	6,650
Participants’ share and residuals	489	739
Program rights obligations	535	523
Deferred tax liabilities, net	-	89
Other liabilities	1,205	1,303
Redeemable noncontrolling interest	149	168

Commitments and contingencies (Note 9)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 52.0 and 52.4 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 556.4 and 555.0 outstanding, respectively	1	1
Additional paid-in capital	8,315	8,287
Treasury stock, 151.5 common shares held in treasury	(5,725)	(5,725)
Retained earnings	6,650	6,106
Accumulated other comprehensive income (loss)	(102)	35

Total Viacom stockholders’ equity	9,139	8,704
Noncontrolling interests	(24)	(27)

Total equity	9,115	8,677

Total liabilities and equity	$21,801	$21,900

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2010	2009

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$673	$461
Discontinued operations, net of tax	(4)	-

Net earnings from continuing operations	669	461
Reconciling items:
Depreciation and amortization	156	162
Feature film and program amortization	1,869	1,955
Equity-based compensation	46	41
Equity in investee companies, net of distributions	53	56
Deferred income taxes	(63)	5
Decrease in securitization program	-	(175)
Operating assets and liabilities, net of acquisitions:
Receivables	514	565
Inventory, program rights and participations	(1,997)	(2,345)
Accounts payable and other current liabilities	(397)	(625)
Other, net	(67)	60

Cash provided by operations	783	160

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	(10)	(40)
Capital expenditures	(46)	(40)

Net cash flow used in investing activities	(56)	(80)

FINANCING ACTIVITIES
Borrowings	-	1,850
Debt repayments	(276)	(2,499)
Commercial paper	(16)	67
Other, net	(41)	(46)

Net cash flow used in financing activities	(333)	(628)

Effect of exchange rate changes on cash and cash equivalents	(15)	6

Net change in cash and cash equivalents	379	(542)
Cash and cash equivalents at beginning of period	298	792

Cash and cash equivalents at end of period	$677	$250

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
March 31, 2010	607.7	$8,306	$(5,725)	$6,323	$(28)	$8,876	$(26)	$8,850
Net earnings	-	-	-	420	-	420	6	426
Translation adjustments	-	-	-	-	(70)	(70)	(1)	(71)
Other	-	-	-	(1)	(4)	(5)	-	(5)

Comprehensive income						345	5	350

Noncontrolling interests	-	-	-	-	-	-	(3)	(3)
Dividends	-	-	-	(92)	-	(92)	-	(92)
Equity-based compensation and other	0.7	10	-	-	-	10	-	10

June 30, 2010	608.4	$8,316	$(5,725)	$6,650	$(102)	$9,139	$(24)	$9,115

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
March 31, 2009	606.9	$8,208	$(5,725)	$4,673	$(114)	$7,042	$15	$7,057
Net earnings	-	-	-	277	-	277	4	281
Translation adjustments	-	-	-	-	71	71	-	71
Defined benefit pension plans	-	-	-	-	106	106	-	106
Other	-	-	-	(3)	(16)	(19)	-	(19)

Comprehensive income						435	4	439

Noncontrolling interests	-	-	-	-	-	-	(5)	(5)
Equity-based compensation and other	0.4	18	-	-	-	18	-	18

June 30, 2009	607.3	$8,226	$(5,725)	$4,947	$47	$7,495	$14	$7,509

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2009	607.4	$8,288	$(5,725)	$6,106	$35	$8,704	$(27)	$8,677
Adoption of accounting for consolidation of variable interest entities as of January 1, 2010	-	-	-	(28)	-	(28)	(12)	(40)

	607.4	8,288	(5,725)	6,078	35	8,676	(39)	8,637
Net earnings	-	-	-	665	-	665	8	673
Translation adjustments	-	-	-	-	(133)	(133)	(3)	(136)
Other	-	-	-	(1)	(4)	(5)	-	(5)

Comprehensive income						527	5	532

Noncontrolling interests	-	(4)	-	-	-	(4)	10	6
Dividends	-	-	-	(92)	-	(92)	-	(92)
Equity-based compensation and other	1.0	32	-	-	-	32	-	32

June 30, 2010	608.4	$8,316	$(5,725)	$6,650	$(102)	$9,139	$(24)	$9,115

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2008	606.8	$8,187	$(5,725)	$4,496	$(49)	$6,909	$14	$6,923
Net earnings				454	-	454	7	461
Translation adjustments	-	-	-	-	2	2	(1)	1
Defined benefit pension plans	-	-	-	-	112	112		112
Other	-	-	-	(3)	(18)	(21)	-	(21)

Comprehensive income						547	6	553

Noncontrolling interests	-	-	-	-	-	-	(6)	(6)
Equity-based compensation and other	0.5	39	-	-	-	39	-	39

June 30, 2009	607.3	$8,226	$(5,725)	$4,947	$47	$7,495	$14	$7,509

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

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, allowances for doubtful accounts, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Accounting Changes

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the transfer of financial assets that would have required the Company to reflect receivables sold to third parties under the Company’s accounts receivable securitization programs as securitized borrowings beginning on January 1, 2010. The new guidance did not affect the Company’s Consolidated Financial Statements as there was no activity under the programs during the period from January 1, 2010 through the termination of the programs by the Company in April 2010.

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

At December 31, 2009, as fully described in Note 3 of the 2009 Annual Report, the Company held a 49% minority equity interest in DW Funding LLC (“DW Funding”), which owns the DreamWorks live-action film library. In connection with the adoption of the new accounting rules for VIEs, the Company consolidated DW Funding beginning on January 1, 2010. The principal impact on the Company’s Consolidated Financial Statements was an increase in debt of approximately $400 million and a corresponding increase in other net assets, principally film inventory. As more fully described in Note 10 to the Company’s Consolidated Financial Statements, the Company acquired the remaining 51% of the equity in DW Funding in February 2010.

With respect to the Company’s other VIEs, its assessment of which entity has the power to direct matters that most significantly impact the activities of these VIEs did not result in any changes to its previous conclusions as to which entity is the primary

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beneficiary of these VIEs. See Note 10 to the Company’s Consolidated Financial Statements for additional information on the Company’s involvement with VIEs.

Discontinued Operations

Discontinued operations, net of tax, in 2010 reflect adjustments related to businesses previously sold.

Reclassification

Certain amounts have been reclassified to conform to the 2010 presentation.

Recent Developments

Common Stock Dividends

On June 9, 2010, the Company’s Board of Directors approved a regular quarterly cash dividend on its Class A and Class B common stock. The first quarterly dividend of $0.15 per share was paid on July 1, 2010 to stockholders of record at the close of business on June 21, 2010. The total amount of dividends paid was $91 million.

Stock Repurchase Program

On June 9, 2010, the Company’s Board of Directors authorized an increase in the funds available to purchase Class B common stock under the Company’s stock repurchase program to $4.0 billion from the existing $1.275 billion. The Company intends to resume share repurchases under the program beginning in the first quarter of its fiscal year ending September 30, 2011.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing Net earnings attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of stock options, restricted share units (“RSUs”), performance share units (“PSUs”) and performance-based RSUs (“PRSUs”) based upon the application of the treasury stock method. Anti-dilutive common shares were excluded from the calculation of diluted earnings per common share.

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Weighted average common shares outstanding, basic	607.9	607.0	607.8	606.9
Dilutive effect of equity-based compensation awards	3.4	1.1	2.7	0.7

Weighted average common shares outstanding, diluted	611.3	608.1	610.5	607.6

Anti-dilutive common shares	37.4	44.1	37.2	44.5

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORY

Inventory (in millions)	June 30, 2010	December 31, 2009
Film inventory:
Released, net of amortization	$929	$770
Completed, not yet released	229	173
In process and other	566	467

Total film inventory, net of amortization	1,724	1,410
Original programming:
Released, net of amortization	1,074	956
Completed, not yet released	5	6
In process and other	404	451

Total original programming, net of amortization	1,483	1,413
Acquired program rights, net of amortization	1,534	1,504
Merchandise and other inventory, net of allowance of $105 and $108	148	183

Total inventory, net	4,889	4,510
Less current portion of inventory, net	(802)	(779)

Total inventory - noncurrent, net	$4,087	$3,731

NOTE 4. DEBT

Debt (in millions)	June 30, 2010	December 31, 2009
Senior notes and debentures:
Senior notes due 2011, 5.750%	$193	$193
Senior notes due 2014, 4.375%	596	596
Senior notes due 2015, 4.250%	250	250
Senior notes due 2016, 6.250%	1,496	1,496
Senior notes due 2017, 6.125%	497	497
Senior notes due 2019, 5.625%	554	554
Senior debentures due 2036, 6.875%	1,735	1,735
Senior debentures due 2037, 6.750%	248	248
Senior notes due 2055, 6.850%	750	750
Commercial paper	-	16
Capital lease and other obligations	439	438

Total debt	6,758	6,773
Less current portion	(230)	(123)

Total non-current portion	$6,528	$6,650

At June 30, 2010, the total unamortized net discount related to the senior notes and debentures was $24 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by $635 million at June 30, 2010. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

At June 30, 2010, there were no amounts outstanding under the Company’s $3.25 billion revolving facility due December 2010. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company has met at June 30, 2010. At June 30, 2010, $3.221 billion was available under the revolving credit facility after deducting letters of credit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FINANCIAL INSTRUMENTS

At June 30, 2010, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and foreign exchange contracts. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for foreign exchange contracts is determined utilizing a market-based approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2010 and December 31, 2009:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2010
Marketable securities	$69	$69	$-	$-
Foreign exchange contracts	1	-	1	-

Total	$70	$69	$1	$-

December 31, 2009
Marketable securities	$79	$79	$-	$-
Other financial instruments	(57)	-	(3)	(54)

Total	$22	$79	$(3)	$(54)

The $54 million of Level 3 other financial instruments as of December 31, 2009 related to the Company’s guarantee of certain debt of DW Funding. The guarantee was terminated during the quarter ended March 31, 2010. No gain or loss was recognized upon termination.

NOTE 6. EQUITY-BASED COMPENSATION

During the quarter ended June 30, 2010, the Company granted 7.4 million stock options and 1.8 million RSUs with a weighted average grant date fair value of $10.35 and $32.55, respectively. In addition, the Company awarded 1.8 million performance-based RSUs (“PRSUs”), which will vest in four equal annual installments beginning with September 30, 2011 and will deliver, at the time of vesting, 75% to 125% of the target number of shares underlying the PRSUs, depending on the achievement of Company financial targets over specified periods. The weighted average grant date fair value of the PRSUs granted during the quarter was $35.34.

NOTE 7. PENSION

The Company’s defined pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$7	$7	$13	$17
Interest cost	10	9	20	19
Expected return on plan assets	(8)	(5)	(16)	(11)
Recognized actuarial loss	2	2	4	7
Net curtailment gain	-	(11)	-	(11)

Net periodic benefit costs	$11	$2	$21	$21

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. RELATED PARTY TRANSACTIONS

National Amusements, Inc. (“NAI”), through its wholly-owned subsidiary NAIRI, Inc., is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, the Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of both Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI and the Vice Chair of the Board of both Viacom and CBS Corporation. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS Corporation. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are typically overseen by the Company’s Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended June 30, 2010 and 2009, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $14 million and $19 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenues and expenses by Viacom. Transactions with CBS in the ordinary course of business are settled in cash.

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

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Consolidated Statements of Earnings
Revenues	$66	$85	$146	$164
Operating expenses	$93	$116	$196	$229

			June 30, 2010	December 31, 2009
Consolidated Balance Sheets
Accounts receivable			$8	$25
Other assets			1	1

Total due from CBS			$9	$26

Accounts payable			$4	$3
Participants’ share and residuals, current			198	178
Participants’ share and residuals, noncurrent			5	-
Program rights obligations, current			120	132
Program rights obligations, noncurrent			212	185
Other liabilities			40	13

Total due to CBS			$579	$511

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated VIEs as more fully described in Note 10 to the Company’s Consolidated Financial Statements. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative and support services for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Consolidated Statements of Earnings
Revenues	$72	$78	$96	$186
Operating expenses	$26	$45	$33	$110
Selling, general, and administrative	$(8)	$-	$(8)	$-

			June 30, 2010	December 31, 2009
Consolidated Balance Sheets
Accounts receivable			$77	$102
Other assets			2	10

Total due from other related parties			$79	$112

Accounts payable			$37	$39
Participants’ share and residuals, current			-	47
Other liabilities			29	55
Current portion of debt			-	65
Noncurrent portion of debt			-	33

Total due to other related parties			$66	$239

All other related party transactions are not material to the periods presented.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

In June 2010, the Company restructured its agreement with Network 18 Fincap Limited, its partner in Viacom 18, a joint venture in India. The partners each agreed to provide Viacom 18 with approximately $70 million of future funding and to guarantee bank debt of Viacom 18 on a pro rata basis, up to $100 million each, to the extent needed and subject to prior approval by both partners. The partners have not yet approved any borrowings subject to this guarantee. The $177 million of previously unspent commitments has been extinguished as a result of the agreement. Other than such commitments to Viacom 18, the Company has no other significant future funding commitments to equity investees.

The Company is also subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary which expires in 2011 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. (“Blockbuster”). In addition, Viacom benefits from certain indemnities provided by the acquirer of Famous Players and by Blockbuster. At June 30, 2010, these lease commitments, primarily related to Famous Players, amounted to $686 million. The amount of lease commitments varies over time depending on expiration or termination of individual

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $209 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. The Company intends, and believes it has substantial grounds on which, to appeal.

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

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Cash paid for interest	$155	$196	$217	$219
Cash paid for income taxes	$306	$183	$511	$246

Redeemable Noncontrolling Interest	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Beginning balance	$154	$145	$168	$148
Net earnings	1	2	2	3
Distributions	(3)	(4)	(8)	(4)
Translation adjustments	(4)	21	(14)	17
Change in redemption value of put option	1	3	1	3

Ending balance	$149	$167	$149	$167

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2010 and December 31, 2009, the Company’s aggregate investment carrying value in unconsolidated VIEs was $70 million and $144 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 8 to the Company’s Consolidated Financial Statements.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Variable Interest Entities

At June 30, 2010 and December 31, 2009, there were $42 million and $43 million of assets and $83 million and $85 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The impact of the operating results of this consolidated VIE was not significant to the Company’s revenues, expenses or operating income for the quarter and six months ended June 30, 2010 and 2009.

Business Combinations

In February 2010, the Company acquired the remaining 51% of the equity in DW Funding in exchange for the assumption of approximately $400 million of debt. The Company now owns 100% of the DreamWorks live-action film library. The pro forma impact of this acquisition was not material to the Company for all periods presented.

Receivable Securitization Arrangements

During the six months ended June 30, 2009, activity under the accounts receivable securitization programs consisted of $2.069 billion of proceeds from the sale of receivables, $2.333 billion of cash remitted to the facility, including $175 million related to a scheduled reduction in participation by a sponsor, and $14 million of cash paid for interest. There were no amounts outstanding under the programs at December 31, 2009 and no activity during the period from January 1, 2010 through the termination of the programs by the Company in April 2010.

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

In June 2010, the Company changed its measure of segment performance from operating income (loss) to adjusted operating income (loss) to more closely align with the way management reviews the results and assesses the performance of the Company’s segments. The Company defines adjusted operating income (loss) for its segments as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring charges and asset impairments, when applicable. Equity-based compensation is excluded from the segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management. Segment information for the comparable periods has been revised to reflect the Company’s new measure of segment performance.

Revenues by Segment	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Media Networks	$2,091	$1,966	$4,029	$3,831
Filmed Entertainment	1,245	1,380	2,131	2,467
Eliminations	(35)	(47)	(73)	(94)

Total revenues	$3,301	$3,299	$6,087	$6,204

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted Operating Income (Loss)	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Media Networks	$789	$692	$1,484	$1,329
Filmed Entertainment	69	(8)	(14)	(129)
Corporate expenses	(45)	(47)	(96)	(96)
Equity-based compensation	(20)	(19)	(46)	(41)
Eliminations	1	1	-	(2)
Restructuring	-	(33)	-	(33)

Operating income	794	586	1,328	1,028
Interest expense, net	(104)	(109)	(217)	(218)
Equity in net losses of investee companies	(24)	(23)	(52)	(56)
Other items, net	(3)	(15)	(13)	(34)

Earnings from continuing operations before provision for income taxes	$663	$439	$1,046	$720

Total Assets (in millions)			June 30, 2010	December 31, 2009
Media Networks			$15,872	$16,189
Filmed Entertainment			5,343	5,549
Corporate/Eliminations			586	162

Total assets			$21,801	$21,900

Revenues by Component	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Advertising	$1,122	$1,074	$2,082	$2,010
Feature film	1,199	1,333	2,022	2,376
Affiliate fees	790	712	1,573	1,432
Ancillary	225	227	483	480
Eliminations	(35)	(47)	(73)	(94)

Total revenues by component	$3,301	$3,299	$6,087	$6,204

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

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and an update on our indebtedness.

OVERVIEW

We are a leading global entertainment content company, engaging audiences on television, motion picture, Internet, mobile and video game platforms through many of the world’s best known entertainment brands, including MTV®, VH1®, CMT®, Palladia®, Logo®, Nickelodeon®, Nick at Nite®, Nick Jr.®, TeenNick®, Nicktoons®, COMEDY CENTRAL®, Spike TV®, TV Land™, BET®, CENTRIC®, Rock Band®, AddictingGames®, Atom®, Neopets®, Shockwave® and Paramount Pictures®. Viacom’s global reach includes approximately 170 channels and 500 digital media properties in more than 160 countries and territories.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. In June 2010, we changed our measure of segment performance from operating income (loss) to adjusted operating income (loss) to more closely align with the way management reviews the results and assesses the performance of our segments. We define adjusted operating income (loss) for our segments as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring charges and asset impairments, when applicable (“Factors Affecting Comparability”). Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.

We use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted EPS from continuing operations, as applicable, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to section entitled “Factors Affecting Comparability”.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and six months ended June 30, 2010 and 2009.

Consolidated Results of Operations	Quarter Ended June 30,		Better/(Worse)		Six Months Ended June 30,		Better/(Worse)
(in millions)	2010	2009	$	%	2010	2009	$	%

Revenues	$3,301	$3,299	$2	-%	$6,087	$6,204	$(117)	(2)%

Operating income	794	586	208	35	1,328	1,028	300	29

Adjusted operating income	794	619	175	28	1,328	1,061	267	25

Net earnings from continuing operations attributable to Viacom	418	277	141	51	661	454	207	46

Adjusted net earnings from continuing operations attributable to Viacom	418	298	120	40	661	475	186	39

Diluted EPS from continuing operations	0.68	0.46	0.22	48	1.08	0.75	0.33	44

Adjusted diluted EPS from continuing operations	$0.68	$0.49	$0.19	39%	$1.08	$0.78	$0.30	38%

Revenues

Worldwide revenues were substantially flat at $3.301 billion in the quarter ended June 30, 2010 with an increase in Media Networks revenues offset by a decrease in Filmed Entertainment revenues. The increase of $125 million in Media Networks revenues principally reflects higher affiliate fees and advertising revenues. The decrease of $135 million in Filmed Entertainment revenues principally reflects a decrease in home entertainment revenues, primarily driven by lower revenues from third-party distribution arrangements and fewer releases as compared to the prior year quarter, partially offset by an increase in theatrical revenues driven by the performance of Marvel Studios’ Iron Man 2 and DreamWorks Animation’s Shrek Forever After.

Worldwide revenues decreased $117 million, or 2%, to $6.087 billion in the six months ended June 30, 2010 driven by a decrease of $336 million in Filmed Entertainment revenues. The decrease principally reflects lower home entertainment and television license fee revenues, partially offset by higher theatrical revenues. The decrease in home entertainment revenues principally reflects fewer releases as compared with the prior year, including the DVD release of DreamWorks Animation’s Madagascar: Escape 2 Africa in early 2009, for which there was no comparable title in 2010, lower catalog sales and lower revenues from other third-party distribution arrangements. The increase in theatrical revenues reflects the strength of our current year releases. Media Networks contributed a partially offsetting increase of $198 million, principally reflecting higher affiliate fees and advertising revenues.

Operating Income

Adjusted operating income increased $175 million, or 28%, to $794 million in the quarter ended June 30, 2010. Media Networks contributed $97 million of the increase, principally reflecting the increased revenues and lower Rock Band losses, partially offset by our continuing investment in programming. Filmed Entertainment’s adjusted operating income was $69 million, compared with an $8 million loss in the prior year quarter driven by the timing, number and mix of theatrical releases in the period. Operating income increased $208 million, or 35%.

Adjusted operating income increased $267 million, or 25%, to $1.328 billion in the six months ended June 30, 2010. Media Networks contributed $155 million of the increase, principally reflecting the increased revenues and lower Rock Band losses, partially offset by our continuing investment in programming. Filmed Entertainment’s adjusted operating loss narrowed by $115 million, principally reflecting the timing and number of theatrical releases in the period. Operating income increased $300 million, or 29%.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $120 million and $186 million in the quarter and six months ended June 30, 2010, respectively, principally due to the increase in tax-effected adjusted operating income described above and lower foreign exchange losses, which are included in Other items, net. Our effective income tax rate was 36.0% for the

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

quarter and six months ended June 30, 2010 and 2009. Adjusted diluted EPS from continuing operations increased $0.19 per diluted share to $0.68 for the quarter ended June 30, 2010 and $0.30 per diluted share to $1.08 in the six months ended 2010.

Net earnings from continuing operations attributable to Viacom increased $141 million or 51%, to $418 million, and $207 million, or $46%, to $661 million, in the quarter and six months ended June 30, 2010, respectively. Diluted EPS from continuing operations increased $0.22 per diluted share to $0.68 for the quarter ended June 30, 2010 and $0.33 per diluted share to $1.08 in the six months ended 2010.

SEGMENT RESULTS OF OPERATIONS

Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting reporting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks.

Media Networks

	Quarter Ended June 30,		Better/(Worse)		Six Months Ended June 30,		Better/(Worse)
(in millions)	2010	2009	$	%	2010	2009	$	%

Revenues by Component
Advertising	$1,122	$1,074	$48	4%	$2,082	$2,010	$72	4%
Affiliate fees	790	712	78	11	1,573	1,432	141	10
Ancillary	179	180	(1)	(1)	374	389	(15)	(4)

Total revenues by component	$2,091	$1,966	$125	6%	$4,029	$3,831	$198	5%

Expenses
Operating	$751	$730	$(21)	(3)%	$1,466	$1,445	$(21)	(1)%
Selling, general and administrative	498	493	(5)	(1)	973	952	(21)	(2)
Depreciation and amortization	53	51	(2)	(4)	106	105	(1)	(1)

Total expenses	$1,302	$1,274	$(28)	(2)%	$2,545	$2,502	$(43)	(2)%

Adjusted operating income	$789	$692	$97	14%	$1,484	$1,329	$155	12%

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

The Media Networks segment continues to be affected by softness in the disc-based video game industry. If such conditions persist and impact the sales projections for our existing and future product, this could result in an impairment loss on Harmonix goodwill. At June 30, 2010 the carrying amount of goodwill associated with the Harmonix acquisition was approximately $300 million.

Worldwide revenues increased $125 million to $2.091 billion in the quarter ended June 30, 2010, and $198 million to $4.029 billion in the six months ended June 30, 2010 driven by increases in affiliate and advertising revenues. Domestic revenues were $1.808 billion in the quarter ended June 30, 2010, an increase of $109 million, or 6%, and $3.455 billion in the six months ended June 30, 2010, an increase of $130 million, or 4%. International revenues were $283 million in the quarter ended June 30, 2010, an increase of $16 million, or 6%, and $574 million in the six months ended June 30, 2010, an increase of $68 million, or 13%. Foreign exchange had a 1-percentage point unfavorable impact on international growth in the quarter ended June 30, 2010 while it contributed 3 percentage points to international growth in the six months ended June 30, 2010.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Advertising

Worldwide advertising revenues increased $48 million, or 4%, to $1.122 billion in the quarter ended June 30, 2010. Domestic advertising revenues increased 4% reflecting a strong scatter market, partially offset by the effect of the weaker upfront sales completed in 2009. International advertising revenues increased 6%, with a 2-percentage point unfavorable impact from foreign exchange on international growth.

Worldwide advertising revenues increased $72 million, or 4%, to $2.082 billion in the six months ended June 30, 2010. Domestic advertising revenues increased 3% reflecting a strong scatter market, partially offset by the effect of the weaker upfront sales completed in 2009. International advertising revenues increased 9%, with foreign exchange contributing 3 percentage points to international growth.

Affiliate Fees

Worldwide affiliate fees increased $78 million, or 11%, to $790 million in the quarter ended June 30, 2010, principally due to rate growth. Domestic affiliate revenues increased 12%, while international affiliate revenues increased 6%. Foreign exchange had a 1-percentage point unfavorable impact on international growth.

Worldwide affiliate fees increased $141 million, or 10%, to $1.573 billion in the six months ended June 30, 2010, principally due to rate growth. Domestic affiliate revenues increased 10% and international affiliate revenues increased 11%, with foreign exchange contributing 4 percentage points to international growth.

Ancillary

Worldwide ancillary revenues were essentially flat at $179 million for the quarter ended June 30, 2010, as growth in online content licensing fees and consumer products revenues was offset by lower music video game royalties resulting from a difficult comparison to the prior year, which included the settlement of a dispute. Domestic ancillary revenues decreased 3%, while international ancillary revenues increased 7%.

Worldwide ancillary revenues decreased $15 million, or 4%, to $374 million in the six months ended June 30, 2010. Domestic ancillary revenues decreased 14%, principally driven by lower music video game royalties resulting from a difficult comparison to the prior year, which included the settlement of a dispute, and lower Rock Band sales reflecting the mix of Rock Band product offerings, partially offset by growth in online content licensing fees. International ancillary revenues increased 27%, principally reflecting increased television license fees and consumer products revenues.

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

Total expenses increased $28 million, or 2%, to $1.302 billion, and $43 million, or 2% to $2.545 billion in the quarter and six months ended June 30, 2010, respectively, principally driven by an increase in programming costs, reflecting our continued investment in programming, and employee costs, partially offset by lower Rock Band costs.

Operating

Operating expenses increased $21 million, or 3%, to $751 million for the quarter ended June 30, 2010 and $21 million, or 1%, to $1.466 billion for the six months ended June 30, 2010. Production and programming expenses increased $59 million, or 10%, and $86 million, or 8%, for the quarter and six months ended June 30, 2010, respectively, reflecting expenses associated with our continuing investment in programming. Distribution and other expenses decreased $38 million, or 25%, and $65 million, or 21% for the quarter and six months ended June 30, 2010, respectively, principally driven by lower Rock Band costs.

Selling, General and Administrative

SG&A increased $5 million, or 1%, to $498 million and $21 million, or 2%, to $973 million in the quarter and six months ended June 30, 2010, respectively, principally due to higher employee costs, partially offset by lower bad debt expenses.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Adjusted Operating Income

Adjusted operating income increased $97 million, or 14%, to $789 million, and $155 million, or 12%, to $1.484 billion, in the quarter and six months ended June 30, 2010, respectively, principally reflecting the higher affiliate and advertising revenues, lower Rock Band losses and growth in online content licensing fees, partially offset by our continuing investment in programming.

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Six Months Ended June 30,		Better/(Worse)
(in millions)	2010	2009	$	%	2010	2009	$	%
Revenues by Component
Theatrical	$644	$584	$60	10%	$911	$867	$44	5%
Home entertainment	248	435	(187)	(43)	545	887	(342)	(39)
Television license fees	307	314	(7)	(2)	566	622	(56)	(9)
Ancillary	46	47	(1)	(2)	109	91	18	20

Total revenues by component	$1,245	$1,380	$(135)	(10)%	$2,131	$2,467	$(336)	(14)%

Expenses
Operating	$1,027	$1,260	$233	18%	$1,870	$2,338	$468	20%
Selling, general, & administrative	125	103	(22)	(21)	228	207	(21)	(10)
Depreciation & amortization	24	25	1	4	47	51	4	8

Total expenses	$1,176	$1,388	$212	15%	$2,145	$2,596	$451	17%

Adjusted Operating Income (Loss)	$69	$(8)	$77	NM	$(14)	$(129)	$115	89%

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

The Filmed Entertainment segment continues to be affected by the softening DVD market. We continue to focus on improving our inventory and supply chain management by reducing initial shipments on home entertainment new releases, as well as implementing other promotional and operating strategic initiatives including the reduction of the number of catalog titles in active retail distribution.

Worldwide revenues decreased $135 million to $1.245 billion in the quarter ended June 30, 2010, and $336 million to $2.131 billion in the six months ended June 30, 2010 driven by a decline in home entertainment revenues, partially offset by higher theatrical revenues. Domestic revenues were $629 million in the quarter ended June 30, 2010, a decline of $106 million, or 14%, and $1.051 billion in the six months ended June 30, 2010, a decrease of $276 million, or 21%. International revenues were $616 million in the quarter ended June 30, 2010, a decline of $29 million, or 4%, and $1.080 billion in the six months ended June 30, 2010, a decline of $60 million, or 5%. Foreign exchange had a 2-percentage point and 5-percentage point favorable impact on international revenues in the quarter and six months ended June 30, 2010, respectively.

Theatrical

Worldwide theatrical revenues increased $60 million, or 10%, to $644 million in the quarter ended June 30, 2010. During the current quarter, we released two films, Iron Man 2 and Shrek Forever After, both tentpole film sequels. In the comparable period of 2009, while we released five films, Transformers: Revenge of the Fallen was released in the last week of June and therefore contributed a significant portion of its theatrical revenues to the third quarter of 2009. The current quarter also benefited from strong carryover revenues from last quarter’s theatrical release of How to Train Your Dragon. Domestic revenues decreased 1% while international theatrical revenues increased 26%. Foreign exchange had a 7-percentage point favorable impact on international theatrical revenues.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Worldwide theatrical revenues increased $44 million, or 5%, to $911 million in the six months ended June 30, 2010, principally driven by the strength and timing of our current year releases. During the current year, we released five films as compared to eleven films in the prior year. Domestic theatrical revenues decreased 3% while international theatrical revenues increased 16%. Foreign exchange had an 8-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $187 million, or 43%, to $248 million in the quarter ended June 30, 2010. The decrease principally reflects lower revenues from third-party distribution arrangements, fewer releases as compared to the prior year quarter and lower catalog sales. During the quarter, we released three titles, including Shutter Island, as compared to six titles in the prior year quarter. Domestic and international home entertainment revenues decreased 46% and 40%, respectively. Foreign exchange had an insignificant impact on international home entertainment revenues.

Worldwide home entertainment revenues decreased $342 million, or 39%, to $545 million in the six months ended June 30, 2010. The decrease principally reflects fewer releases as compared with the prior year, including the DVD release of Madagascar: Escape 2 Africa in early 2009, for which there was no comparable title in 2010, lower catalog sales and lower revenues from other third-party distribution arrangements. Domestic and international home entertainment revenues decreased 45% and 30%, respectively, with a 5-percentage point favorable impact from foreign exchange on international home entertainment revenues.

Television License Fees

Worldwide television license fees decreased $7 million, or 2%, to $307 million and $56 million, or 9%, to $566 million in the quarter and six months ended June 30, 2010, respectively, driven by the number and mix of available titles. The decrease in the quarter principally reflects lower international syndicated television revenues while the decrease in the six months principally reflects lower pay TV revenues.

Ancillary

Ancillary revenues were essentially flat at $46 million for the quarter ended June 30, 2010. For the six months ended June 30, 2010, ancillary revenues increased $18 million, or 20%, to $109 million due to higher licensing and merchandising revenues associated with Transformers: Revenge of the Fallen.

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

Total expenses decreased $212 million, or 15%, to $1.176 billion, and $451 million, or 17%, to $2.145 billion in the quarter and six months ended June 30, 2010, respectively. The reduction in total expenses is principally due to fewer theatrical and home entertainment releases as well as cost savings initiatives.

Operating

Operating expenses decreased $233 million, or 18%, to $1.027 billion in the quarter ended June 30, 2010. Distribution and other costs, principally print and advertising expenses, decreased by $162 million, or 25%, primarily related to the fewer number of theatrical and home entertainment releases as well as cost savings initiatives, partially offset by expenses associated with the third quarter theatrical release of The Last Airbender. Film costs declined $71 million, or 12%, primarily reflecting lower amortization of film costs due to the fewer number of current releases, partially offset by higher participation costs associated with the theatrical release of Iron Man 2.

Operating expenses decreased $468 million, or 20%, to $1.870 billion in the six months ended June 30, 2010. Distribution and other costs, principally print and advertising expenses, decreased by $291 million, or 24%, primarily related to the fewer number of theatrical and home entertainment releases as well as cost savings initiatives, partially offset by expenses associated with the third quarter release of The Last Airbender. Film costs declined $177 million, or 16%, primarily due to lower amortization of film costs due to the fewer number of current releases.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Selling, General and Administrative

SG&A increased $22 million, or 21%, to $125 million and $21 million, or 10%, to $228 million in the quarter and six months ended June 30, 2010, respectively, principally driven by the timing of incentive compensation costs, partially offset by cost savings initiatives.

Adjusted Operating Income (Loss)

Adjusted operating income was $69 million in the quarter compared with an adjusted operating loss of $8 million in 2009. An adjusted operating loss of $14 million was incurred in the six months ended June 30, 2010 compared with an adjusted operating loss of $129 million in the comparable period of 2009. The improvement in the quarter and six months ended June 30, 2010 reflects lower costs resulting from the fewer number of theatrical and home entertainment releases in the period, as well as the timing of the release of Transformers: Revenge of the Fallen in late June 2009 as compared with the earlier release of our 2010 tentpole films.

Factors Affecting Comparability

The consolidated financial statements for the quarter and six months ended June 30, 2009 reflect our results of operations, financial position and cash flows reported in accordance with U.S. generally accepted accounting principles. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability.

The following tables reconcile our results for the quarter and six months ended June 30, 2009 to adjusted results. There were no similar adjustments to our results for the quarter and six months ended June 30, 2010.

(in millions, except per share amounts)	Quarter Ended June 30, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom*	Diluted EPS from Continuing Operations
Reported results	$586	$439	$277	$0.46
Factors Affecting Comparability:
Restructuring charges	33	33	21	0.03

Adjusted results	$619	$472	$298	$0.49

(in millions, except per share amounts)	Six Months Ended June 30, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom*	Diluted EPS from Continuing Operations
Reported results	$1,028	$720	$454	$0.75
Factors Affecting Comparability:
Restructuring charges	33	33	21	0.03

Adjusted results	$1,061	$753	$475	$0.78

* The tax impact of adjustments has been calculated where appropriate using the applicable rates in effect for the period presented.

Restructuring Charges

During the second quarter of 2009, we took actions resulting in severance charges of $16 million in the Media Networks segment and $17 million in the Filmed Entertainment segment included within Restructuring expenses in our Consolidated Statements of Earnings.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

On June 9, 2010, our Board of Directors approved a regular quarterly cash dividend on our Class A and Class B common stock. The first quarterly dividend of $0.15 per share was paid on July 1, 2010 to stockholders of record at the close of business on June 21, 2010. The total amount of dividends paid was $91 million. In addition, the Board of Directors authorized an increase in the funds available to purchase Class B common stock under our stock repurchase program to $4.0 billion from the existing $1.275 billion.

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

Our revolving credit facility is scheduled to mature in December 2010. We expect to renew this facility at a reduced level reflecting our strengthened balance sheet and anticipated liquidity needs. There were no amounts outstanding under the credit facility at June 30, 2010. Our credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at June 30, 2010.

Our principal uses of cash include the creation of new programming and film content, acquisitions of third-party content, ongoing investments in our businesses, capital expenditures, commitments to equity affiliates and acquisitions of businesses. We also use cash for interest and tax payments, quarterly cash dividends and discretionary share repurchases under our $4.0 billion stock repurchase program, as deemed appropriate. We intend to resume share repurchases beginning in the first quarter of our fiscal year ending September 30, 2011, consistent with our seasonally strong cash flow generated from operations. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines to maintain an investment grade credit rating.

Cash Flows

Cash and cash equivalents increased by $379 million in the six months ended June 30, 2010.

Operating Activities

Cash provided by operations was $783 million for the six months ended June 30, 2010, an increase of $623 million compared with the same period in 2009. The increase is primarily due to lower participation costs associated with third party distribution arrangements and increased earnings, partially offset by higher income tax payments. Cash tax payments increased during the period primarily as a result of prior year tax benefits associated with our fourth quarter 2008 restructuring and other charges, the expiration at December 31, 2009 of certain Federal income tax benefits related to programming and film investment and increased pre-tax earnings. The prior year also included a $175 million reduction in securitized receivables.

Investing Activities

Cash used in investing activities was $56 million for the six months ended June 30, 2010, compared with $80 million in the same period of 2009. The decrease is primarily due to cash acquired from DW Funding.

Financing Activities

Cash used in financing activities was $333 million for the six months ended June 30, 2010. The net outflow is primarily driven by the repayment of DW Funding debt. Cash used in financing activities of $628 million in the six months ended June 30, 2009 was driven by payments resulting from the maturity of our floating rate Senior Notes which came due June 16, 2009, partially offset by an increase in amounts outstanding under our revolving credit facility and commercial paper balance. The increase in borrowings under the credit facility resulted from the maturity of the Senior Notes and the reduced participation of a sponsor in one of our securitization programs.

Capital Resources

Capital Structure and Debt

At June 30, 2010, total debt was $6.758 billion, a decrease of $15 million from $6.773 billion at December 31, 2009. Cash and cash equivalents were $677 million, an increase of $379 million from $298 million at December 31, 2009. There were no amounts

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

outstanding under the credit facility at June 30, 2010 or under our commercial paper program, and $3.221 billion was available under the revolving credit facility, after deducting letters of credit issued under the facility. Current portion of debt consists of the Senior Notes due in April 2011 and the portion of capital leases payable in the next twelve months.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2009 Annual Report, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 9 to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2009 Annual Report to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1*	Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010.

10.2	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated as of January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).

10.3*	Form of Terms and Conditions of Performance Restricted Share Units, as granted under the Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated December 2, 2008.

10.4	Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).

10.5	Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit C to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.
Date: August 5, 2010	By:	/s/ Thomas E. Dooley
Thomas E. Dooley
Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer
Date: August 5, 2010	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Controller, Tax & Treasury (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010.

10.2	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated as of January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).

10.3*	Form of Terms and Conditions of Performance Restricted Share Units, as granted under the Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated December 2, 2008.

10.4	Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).

10.5	Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit C to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.