Form 10-K
period 2010-09-30
Viacom Inc.
filed 2010-11-12
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2010 to September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of the close of business on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were 51,970,772 shares of the registrant’s Class A common stock, par value $0.001 per share, and 556,179,499 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2010 was approximately $375.7 million (based upon the closing price of $35.66 per share as reported by the New York Stock Exchange on June 30, 2010). The aggregate market value of Class B common stock held by non-affiliates as of June 30, 2010 was approximately $17.4 billion (based upon the closing price of $31.37 per share as reported by the New York Stock Exchange on June 30, 2010).

As of October 31, 2010, 51,972,965 shares of our Class A common stock and 552,566,126 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2011 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Transition Report on Form 10-K (Portion of Item 5; Part III).

PART I

Item 1. Business.

OVERVIEW

Viacom is a leading global entertainment content company, engaging audiences on television, motion picture, Internet and mobile platforms through many of the world’s best known entertainment brands. We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” generally mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted.

As previously announced, in 2010, we changed our fiscal year end to September 30 from December 31. We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, particularly the cable broadcast year. This Transition Report on Form 10-K reports our financial results for the nine-month period from January 1, 2010 through September 30, 2010, which we refer to as “fiscal year 2010” throughout this report. Following fiscal year 2010, we will report on a twelve-month fiscal year beginning on October 1 and ending on September 30 of each year. The years ended December 31, 2009 and 2008 reflect the twelve-month results of the respective calendar years.

Media Networks

Our Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, content distributors and retailers. We create and acquire programming and other content for distribution to our audiences how and where they want to view and interact with it: on television, the Internet and mobile devices and through a variety of consumer products and themed entertainment. MTV Networks reaches approximately 635 million households in more than 160 countries and territories worldwide via its approximately 170 channels and multiplatform properties, which include MTV®, VH1®, CMT®, PalladiaHD®, Logo®, Nickelodeon®, Nick at Nite™, Nick Jr.®, TeenNick™, Nicktoons®, Neopets®, COMEDY CENTRAL®, Spike TV®, TV Land® and Atom®, among others. MTV Networks also has a casual games business that includes websites such as AddictingGames.com and Shockwave.com. BET Networks is a leading provider of entertainment, music, news and public affairs programming targeted to the African-American audience, and its channels and properties, which include BET® and CENTRIC®, can be seen in the United States, Canada, the Caribbean, the United Kingdom, Africa and the Middle East.

In September 2010, the Company’s Board of Directors authorized management to proceed with a sale of our Harmonix business (“Harmonix”), which develops music-based games, including the Rock Band franchise. Management is actively marketing Harmonix for sale and is committed to a plan that management believes will result in the sale of the business within twelve months. Accordingly, the results of operations of Harmonix, which were previously included in the Media Networks segment, are presented as discontinued operations throughout this Transition Report.

Our Media Networks segment generates revenues principally from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 65%, 61%, 60% and 58% of our revenues for the nine months ended September 30, 2010 and 2009 and for the years ended December 31, 2009 and 2008, respectively.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures®, Paramount Vantage®, Paramount Classics®, MTV Films® and Nickelodeon Movies® brands. Paramount Pictures has been a leading producer and distributor of motion pictures since 1912 and has a library consisting of over 3,300 motion pictures and a small number of television programs. It also acquires films for distribution and has distribution relationships with DreamWorks Animation SKG, Inc. (“DreamWorks Animation”) and MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company (“Disney”). Paramount distributes motion pictures and other entertainment content on DVD and Blu-ray, television, digital and other platforms in the United States and internationally and has a presence in the games business.

Revenues from the Filmed Entertainment segment are generated primarily from the theatrical release and/or distribution of motion pictures, sale of home entertainment products such as DVDs, and licensing of motion pictures and other content to pay and basic cable television, broadcast television, syndicated television and digital media outlets. Revenues from the Filmed Entertainment segment accounted for 36%, 40%, 41% and 43% of our revenues for the nine months ended September 30, 2010 and 2009 and for the years ended December 31, 2009 and 2008, respectively, with elimination of intercompany revenues of (1%) for each period.

Business Strategy

We produce and distribute television programming, motion pictures and other entertainment content under some of the world’s best known entertainment brands, many of which are household names worldwide. We aim to provide our audience the entertainment they want to experience, how and when they want to experience it, and explore new ways to deliver compelling content. Key elements of our strategy include:

•	expanding and enhancing our brands worldwide through the creation and acquisition of hit programming, new channels, successful motion pictures and other forms of entertainment;

•	prudently investing in programming and other content that fits into our core businesses and brand portfolios, with a focus on growing ratings across our networks;

•	strengthening our relationships with our advertising, cable, satellite, online, mobile and licensing partners and developing new ways of reaching and serving our audiences;

•	executing on a film slate focused on key tentpole films mixed with smaller productions or acquisitions and Media Networks branded films, while maintaining our focus on cost savings initiatives;

•	building our international presence in both our media networks and filmed entertainment businesses; and

•

continued operational discipline throughout our organization to generate efficiencies, effectively execute our strategy, maintain a strong financial position and create and return value to our stockholders.

In connection with these efforts, we are committed to fostering a creative and diverse culture, which will enable us to continue to develop unique and cutting-edge content for our audiences and maintain our position as a market leader.

Corporate Information

We were organized as a Delaware corporation in 2005 and our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information on our website is not intended to be incorporated into this transition report.

MEDIA NETWORKS

Our media networks, MTV Networks and BET Networks, operate their program services, websites and other digital media services in the United States and internationally.

Media Networks Revenues

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time on our program services and digital properties, (ii) affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include the licensing of our content to third parties and the licensing of our brands and properties for consumer products and home entertainment sales of our programming. In fiscal year 2010, advertising revenues, affiliate fees and ancillary revenues were approximately 54%, 39% and 7%, respectively, of total revenues for the Media Networks segment.

Advertising Revenues

The advertising revenues generated by our program services depend on the number of households subscribing to the service, household and viewership demographics and ratings as determined by third party research companies such as The Nielsen Company (US), LLC (“Nielsen”). Our media networks properties target key audiences. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET targets African-American audiences.

Our advertising revenues may be affected by the strength of the advertising market and general economic conditions and may fluctuate depending on the success of our programming at any given time. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the fourth quarter of the calendar year, which is the first quarter of our new fiscal year.

Our digital businesses generate revenue from a combination of advertising and sponsorships on our approximately 500 digital media properties, which during the quarter ended September 30, 2010 collectively averaged approximately 149 million unique visitors per month. Our on-air programming drives traffic to our digital properties and vice versa, facilitating convergent, or cross-platform, advertising sales. We also receive advertising revenue from sales of advertising inventory on third party content and websites. MTV Networks also syndicates ad-supported long-form and short-form video content to select online destinations, which creates additional opportunities for audiences to interact with our content online and ultimately drives viewership back to our core program services and digital properties.

Affiliate Fees

Revenues from affiliate fees are negotiated with cable and satellite television operators, mobile networks and other distributors, generally resulting in multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. We are exploring ways to build stronger and more expansive multi-media partnerships with the various distributors of our content that maximize the value of our content for us, our audience and our affiliate partners, such as customized content offerings for video-on-demand and Internet distribution with our cable and satellite partners. We also receive e-commerce revenues from our digital operations.

Ancillary Revenues

Our ancillary revenues are principally derived from content licensing and licensing for consumer products, including licensing of popular characters from our programs, and sales of home entertainment products. Our ancillary revenues may vary based on consumer spending, the popularity of our programming and other content during a particular period and acceptance of our or our partners’ products.

We distribute our programming in the home entertainment market through the sale and rental of DVDs and Blu-ray, video-on-demand, subscription video-on-demand, download-to-own and download-to-rent services. We also license our television programs and the concepts and/or formats of such programs to third parties in exchange for licensing fees and royalties. We have a worldwide consumer products licensing business that licenses popular characters from our programs and digital properties, such as those featured in SpongeBob SquarePants, Dora the Explorer, South Park and Neopets, in connection with merchandising, video games and publishing worldwide. We generally are paid a royalty based upon a percentage of the licensee’s wholesale revenues, with an advance and/or guarantee against future expected royalties. In addition, we have an economic interest in a library of music content and we are creating our own library of original music content for use by us and our affiliates.

Media Networks Properties

MTV Networks is principally comprised of four groups based on target audience, similarity of programming and other factors: the Music and Logo Group, the Kids and Family Group, the Entertainment Group and International. BET Networks’ businesses include BET, CENTRIC, BET International and BET Digital, among other properties. Our key media networks properties are discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen, the Internet user data is according to comScore Media Metrix (U.S. data only unless otherwise indicated) and the video stream data is based on internal tracking. International reach statistics are derived from internal data coupled with external sources when available.

MTV Networks

Music and Logo Group

The Music and Logo Group includes our music-oriented program services and digital properties, which generally provide youth-oriented programming targeting the 18-24 and 18-34 demographics, and Logo, our program service for the lesbian, gay, bisexual and transgender audience. Some of our key properties in this group include:

MTV
•	A leading global brand and multimedia destination targeting teens and young adults and offering original programming, awards shows, music videos, news and commentary, online communities and mobile content.
•	Programming highlights included hits such as Jersey Shore, 16 and Pregnant, Teen Mom and The World of Jenks, new original programming such as The Hard Times of R.J. Berger and If You Really Knew Me and returning favorites such as the VMAs, which were watched by over 14.1 million viewers on MTV, MTV2 and VH1 according to Nielsen, the MTV Movie Awards, The Buried Life and The Real World.
•	MTV reached approximately 99 million domestic television households in September 2010 and more than 596 million households in more than 152 countries and territories via its 39 MTV branded channels. It reaches many more households through branded programming blocks on third party broadcasters.

MTV2
•	A music-oriented network featuring music videos, long form music programs, movie news and trailers and groundbreaking music, as well as irreverent, lifestyle, action sports and cross-platform programming.
•	Programming highlights were driven by reruns of MTV’s hit series, music-based programs such as Sucker Free Countdown, Sucker Free Daily and Rock N Jock and action sports and lifestyle programming such as Lucha Libre USA: Masked Warriors, Nitro Circus and Rob Drydek’s Fantasy Factory.
•	MTV2 reached approximately 79 million domestic television households in September 2010.

MTV Digital
•	Online services featuring a diverse array of entertainment and pop culture content reflecting the core themes of MTV and MTV2, including programming content from MTV and MTV2’s program services.
•	In the quarter ended September 30, 2010, MTV.com averaged approximately 15.1 million monthly unique visitors and 111 million video streams each month.

VH1
•	Music and pop culture-driven network featuring a variety of original and acquired programming primarily focused on music artists, celebrities and real life stories, as well as online and mobile platforms and interests in home video, publishing and consumer products.
•	Programming highlights included a record 16 new original series, including Brandy and Ray J: A Family Business, Basketball Wives, What Chilli Wants, You’re Cut Off!, Ochocinco: The Ultimate Catch and Fantasia for Real, returning favorites such as The T.O. Show and Celebrity Rehab with Dr. Drew, as well as the Critics Choice Movie Awards and core music offerings such as VH1 Divas, VHI Hip Hop Honors, Behind the Music and VH1’s Rock Docs.
•	VH1 reached approximately 99 million domestic television households in September 2010.

VH1 Classic
•	Vintage-themed network featuring music videos, documentaries, movies and concert footage from the 1970s, 1980s and 1990s, as well as other music-themed programs.
•	Programming highlights included That Metal Show, Behind the Music: Remastered, Totally 80s, Classic Pop-Up Video, VH1 Classic 120 Minutes and the upcoming Rock ‘n’ Roll Fantasy Camp series.
•	VH1 Classic reached approximately 57 million domestic television households in September 2010.

VH1 Digital
•	Online services featuring music-themed and pop culture content, including live events, performances, news, music videos and original series, at VH1.com, VH1Classic.com and VH1 Mobile. Additionally, BestWeekEver.TV, TheFabLife.com and the VH1 Blog offer daily coverage of the latest in pop culture, music, fashion and celebrity news.
•	In the quarter ended September 30, 2010, VH1.com averaged approximately 4.6 million monthly unique visitors and 10.9 million video streams each month.

CMT and CMT Digital
•	Authorities on country music and culture, featuring the latest in country music videos, news, awards and live concerts, with a focus on music, family and comedy. The network delivers country’s biggest stars across its digital extensions including CMT.com, CMT On Demand, CMT Mobile and CMT Pure, the network’s all-music digital channel.
•	Programming highlights in 2010 included musical specials such as the annual CMT Music Awards, CMT Crossroads and CMT Invitation Only, comedy originals including the debut of True Blue: Ten Years of Blue Collar Comedy, and such returning hits as World’s Strictest Parents and The Singing Bee. CMT’s highly-rated weekly staples include CMT Insider and CMT Top 20 Countdown.

•	CMT reached approximately 92 million domestic television households in September 2010. In the quarter ended September 30, 2010, CMT.com averaged approximately 2.2 million monthly unique visitors and 6.4 million video streams each month.

Logo and Logo Digital
•	A leading destination for the lesbian, gay, bisexual and transgender community featuring series, documentaries, feature films and original shows and specials, as well as a diverse family of websites, including LOGOtv.com, Afterellen.com, Afterelton.com, Downelink.com and 365Gay.com.
•	Programming highlights included original programs such as RuPaul’s Drag Race, Jeffrey & Cole Casserole, RuPaul’s Drag U and The NewNowNext Awards, and acquired programs such as Buffy the Vampire Slayer, Beautiful People, The L Word and Strangers with Candy.
•	Logo reached approximately 47 million domestic television households in September 2010.

Other key properties of the Music and Logo Group include mtvU, our on-air, online and on-campus network created by and for the college audience; MTV Films, MTV’s motion picture brand; and PalladiaHD, a music-centric high definition television channel.

Kids and Family Group

The Kids and Family Group provides high-quality entertainment and educational programs, websites and online services targeted to kids ages 2-17 and their families. Some of our key properties in this group include:

Nickelodeon and Nick at Nite
•	Nickelodeon has been the number one rated basic cable network for over 15 years according to Nielsen. Nickelodeon features original and licensed programming for kids during the daytime hours. Nick at Nite airs during the evening and overnight hours and features contemporary family comedies as well as original programming. Nickelodeon produces and distributes television programming worldwide and has a global consumer products business.
•	In 2010, Nickelodeon announced plans to bring a number of children’s franchises to its programming slate. In May 2010, Nickelodeon acquired the domestic broadcast rights to the Power Rangers, and the new season is expected to launch in 2011. In September 2010, Nickelodeon acquired domestic and certain international broadcast and merchandising rights to the successful international series The Winx Club, and new episodes are expected to premiere in 2012. In October 2010, Nickelodeon announced a partnership to develop and produce a new original series based on The World of Beatrix Potter™, which is expected to air in 2012, and Nickelodeon will also act as the agent for merchandising rights in the U.S. and certain international territories.
•	Nickelodeon programming highlights included new original series such as Victorious and Big Time Rush, specials such as iCarly: iPsycho and Big Time Rush: Big Time Concert, and returning favorites SpongeBob SquarePants, iCarly, True Jackson, VP, Fanboy and Chum Chum, Penguins of Madagascar and The Fairly OddParents. Nick at Nite programming highlights included George Lopez, My Wife and Kids and the second season of the original animated series Glenn Martin, DDS.

•	Nickelodeon and Nick at Nite reached approximately 100 million domestic television households in September 2010. Nickelodeon reached approximately 345 million households in 109 countries and territories in September 2010 via its 29 Nickelodeon branded channels, and many more households through branded programming blocks on third party broadcasters.

Nick.com
•	The online destination for all things Nickelodeon, featuring video streaming of Nick content, games and videos, as well as access to the extensive Nickelodeon content library.
•	In the quarter ended September 30, 2010, Nick.com sites averaged 9.7 million monthly unique visitors. Nick.com had an average of 66.7 million video streams each month.

Nick Jr. and NickJr.com
•	Nick Jr. (formerly Noggin) is a commercial-free, educational channel for preschoolers where they can engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. NickJr.com exposes kids to entertaining and enriching online activities geared toward their interests, ages and developmental levels.
•	Nick Jr. favorites include new original program Team Umizoomi, returning original programs Dora the Explorer, which marked its first decade on air in 2010, Go, Diego, Go!, The Wonder Pets, The Backyardigans and The Fresh Beat Band and returning licensed program Max and Ruby.
•	Nick Jr. reached approximately 74 million domestic television households in September 2010. In the quarter ended September 30, 2010, NickJr.com averaged 5.1 million monthly unique visitors.

TeenNick and TeenNick.com
•	TeenNick is Nickelodeon’s 24-hour network exclusively for and about teens, featuring award-winning series, original shows and TV favorites with a focus on celebrating the unique everyday realities of being a teen. TeenNick.com features the best episodes and clips of TeenNick shows, as well as games, quizzes and a vibrant user community.
•	Programming highlights included the new original series Gigantic, as well as returning favorites Degrassi, The Nightlife, What I Like About You, That 70’s Show, Zoey 101 and Drake and Josh.
•	TeenNick reached approximately 71 million domestic television households in September 2010. In the quarter ended September 30, 2010, TeenNick.com averaged 2.8 million monthly unique visitors.

Nicktoons
Leading cartoon destination for kids and animation lovers.
•	Programming highlights included Avatar: The Last Airbender, Dragon Ball Z Kai, NFL Rush Zone: Guardians of the Core, Speed Racer: The Next Generation, Iron Man: Armored Adventures, Danny Phantom and Fan Boy & Chum Chum.
•	Nicktoons reached approximately 58 million domestic television households in September 2010.

Nickelodeon Virtual Worlds
•	Online youth-focused virtual worlds that allow members to create a virtual identity and participate in a variety of customized gameplay; includes Neopets and Petpet Park, an immersive environment for younger kids.
•	Neopets has approximately 63 million members and, in the quarter ended September 30, 2010, averaged approximately 2.1 million monthly unique visitors. Petpet Park has approximately 5.8 million members and, in the quarter ended September 30, 2010, averaged approximately 1.4 million monthly unique visitors.

ParentsConnect.com
•	Social networking destination for parents, featuring message boards, expert advice, games, user generated content, baby names, local events and activities and personal profile pages. In the quarter ended September 30, 2010, ParentsConnect averaged 2.6 million monthly unique visitors.

Nickelodeon Kids and Family Games
•	Gaming services offering classic arcade games and puzzles, social games, sports and other games, as well as our dedicated casual games sites Shockwave.com and AddictingGames.com and several iPhone apps featuring Nick, Nick Jr. and AddictingGames content.
•	Nickelodeon’s portfolio of gaming sites averaged 12.2 million monthly unique visitors in the quarter ended September 30, 2010.

Other Kids and Family Group properties include Nick Jr. Video, which is the broadband service of Nick Jr.; Nickelodeon Movies, Nickelodeon’s motion picture brand, under which Paramount released The Last Airbender in 2010 and expects to release Rango in fiscal year 2011; and the Nickelodeon Animation Studio. In addition, Nickelodeon licenses its brands for hotels, cruises, live tours and other recreational outlets.

Entertainment Group

The Entertainment Group produces and distributes programming and online content and games that generally target adult and male audiences. Some of our key properties in this group include:

COMEDY CENTRAL
•	Television’s only all-comedy network, offering multiplatform content on-air, online and on-the-go. COMEDY CENTRAL also has interests in home video, recorded comedy and a live comedy touring business.
•	Programming highlights included the Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, The Colbert Report and South Park, new original programming such as Ugly Americans, favorites such as Tosh.0 and Futurama, specials such as The COMEDY CENTRAL Roast of David Hasselhoff and new acquisition 30 Rock, which is expected to air in 2011.
•	COMEDY CENTRAL reached approximately 99 million domestic television households in September 2010.

Comedycentral.com
•	Online video platform featuring exclusive COMEDY CENTRAL content. Other COMEDY CENTRAL online properties include thedailyshow.com and Colbertnation.com, the official fan sites of The Daily Show with Jon Stewart and The Colbert Report, Jokes.com, the largest stand-up comedy library online, and the official South Park website southparkstudios.com, operated by a joint venture in which COMEDY CENTRAL owns a 51% interest, which features the latest in South Park news and content.

•	In the quarter ended September 30, 2010, COMEDY CENTRAL’s online properties averaged 9 million monthly unique visitors and 82.8 million video streams each month.

Spike TV
•	Male-oriented network featuring a mix of original and acquired programming, specials, live events, movies and the exclusive domestic cable rights to the UFC: The Ultimate Fighter television series.
•	Programming highlights included favorites such as The Ultimate Fighter, TNA iMPACT, Deadliest Warrior, Blue Mountain State, 1000 Ways to Die, DEA, Pros vs. Joes and MANswers and Spike’s Guys Choice Awards, Video Game Awards and Scream Awards.
•	Spike TV reached approximately 99 million domestic television households in September 2010.

SPIKE.com
•	Leading online video entertainment destination for men 18-34, featuring Spike TV’s shows, movie and video game trailers, sports clips, celebrity galleries and original digital content. In 2010, Spike TV and Ultimate Fighting Championship® together launched UltimateFighter.com, featuring every season of The Ultimate Fighter.
•	In the quarter ended September 30, 2010, Spike.com averaged approximately 5.6 million monthly unique visitors and 19.5 million video streams each month.

TV Land
•	Airs a mix of original programming, classic TV shows and iconic movies designed to appeal to the entertainment needs and attitudes of adults in their 40s and 50s, including TV Land PRIME, a block of primetime original programming.
•	Programming highlights included the new hit original sitcom Hot in Cleveland, returning favorites such as High School Reunion, How’d You Get So Rich? and She’s Got The Look, and new acquisition Everybody Loves Raymond.
•	TV Land reached approximately 98 million domestic television households in September 2010.

Other Entertainment Group properties include Atom.com, an online service for original short films and video clips, and GameTrailers.com, which produces broadcast quality video content for video games.

MTV Networks International

Worldwide, MTV Networks’ operations reached approximately 635 million households in more than 160 countries via its channels and program services in September 2010. MTV Networks International owns and operates, participates in as a joint venturer, and/or licenses to third parties to operate approximately 170 channels and program services. These channels and program services include extensions of our multimedia brands MTV, VH1, Nickelodeon and COMEDY CENTRAL, as well as program services created specifically for international and/or non-English speaking audiences such as Tr3s: MTV, Música y Más (formerly MTV Tr3s), Viva, TMF and Game One, among others. MTVN International also operates over 500 online properties internationally. Most of the MTVN International channels and program services are regionally customized for the particular viewers through the inclusion of local music, programming and on-air personalities and use of the local language. MTV Networks’ operations in Europe, Latin America and Asia represent its largest international presence.

We strategically pursue the delivery of our programming in international markets through ownership of certain program services, either ourselves or jointly with a third party, and through licensing of our content to other third party services. We also engage in syndication of our original programming and distribution of consumer products. Our Viacom 18 joint venture in India includes television, film and digital media content across numerous brands as well as consumer products. Colors, its Hindi-language general entertainment channel, has rapidly become a highly rated general entertainment channel in India and, in 2010, became available in the United Kingdom and the United States under the names Colors and Aapka Colors, respectively.

We continue to focus on efficiently expanding our international presence by ensuring that we have the appropriate forms of ownership interests in our properties worldwide. In fiscal year 2010, we launched an MTV free to air digital terrestrial television (DTT) channel in Spain, the Nickelodeon channel in the Czech Republic, Greece and Romania, Nick Jr. in the Baltics, Belgium, France, Germany, Hungary, Poland, Russia, Spain, Sweden and Switzerland and Nickelodeon HD and Comedy Central HD channels in the United Kingdom, and we plan to continue to expand our brands in various regions through the continued roll-out of the Nickelodeon, COMEDY CENTRAL and music channel brands. Further, we have established key alliances in the United Kingdom and Australia to continue to expand our advertising sales business in these regions.

BET Networks

BET Networks owns and operates program services, including its flagship BET® channel, CENTRIC®, BET Gospel® and BET Hip Hop®.

BET Networks and BET
•	BET Networks is the nation’s leading television network providing entertainment, music, news and public affairs programming targeted to African-American audiences and consumers of Black culture. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, its core channel which focuses on young Black adults; BET Gospel, which focuses on gospel music and spiritual programming; and BET Hip Hop, which features hip hop music programming and performances.
•	BET programming highlights included original programming such as 106 & Park, The Mo’Nique Show, Changing Lanes, The Family Crews and Sunday Best, specials such as the BET Awards ‘10, which drew 7.4 million viewers, and acquisitions such as Everybody Hates Chris and The Game, which is expected to begin airing new original episodes in 2011.
•	BET reached approximately 91 million domestic television households in September 2010. According to internal data, BET Gospel and BET Hip Hop reached approximately 4.6 million and 350,000 domestic television households, respectively.

CENTRIC
•	CENTRIC targets multicultural audiences, delivering R&B, soul, jazz and world music artists, along with movies, series, live performances and reality programming.
•	CENTRIC programming highlights included Keith Sweat’s Platinum House, Model City, Keeping Up with the Joneses and the Soul Train Awards and new acquisitions The Cosby Show and In Living Color.
•	CENTRIC reached approximately 46 million domestic television households in September 2010.

BET International
•	BET International licenses BET content on multiple platforms, including 24-hour BET branded networks, BET branded program blocks and BET branded online and mobile offerings. BET International has a BET channel in the United Kingdom, makes BET programming available on multiple platforms in 51 countries in Africa and the Middle East and is focused on further expanding the distribution of BET original programming into international markets.

•	Worldwide, BET can be seen in approximately 107 million households in September 2010 via its BET branded channels and additional households through branded programming blocks on third party broadcasters.

BET.com
•	BET.com is a leading online destination for African-American audiences and offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services.
•	In the quarter ended September 30, 2010, BET.com averaged approximately 2.1 million monthly unique visitors.

Other BET Networks properties include BET Home Entertainment, a collection of BET-branded offerings including DVDs and video-on-demand; and BET Mobile, which delivers music, gaming and video content to its target audiences on mobile devices and digital services across all major service providers.

Media Networks Competition

MTV Networks and BET Networks compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. MTV Networks generally competes with other widely distributed cable networks, the broadcast television networks and certain content-distributing digital properties. Each programming service also competes for audience share with competitors’ programming services that target the same audience. For example, Nickelodeon and its related properties compete with other entertainment companies for younger viewers and BET Networks competes with African-American oriented shows on cable and broadcast networks. We also compete with other cable networks for affiliate fees. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources, other entertainment offerings and/or audience leisure time may affect our revenues.

FILMED ENTERTAINMENT

Our Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. Paramount also acquires films for distribution and has agreements in place to distribute and provide fulfillment services for films produced by DreamWorks Animation and Marvel. In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows on DVD and Blu-ray, video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television, digital media outlets, and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).

Filmed Entertainment Revenues

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVD, Blu-ray and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties, and (iii) license fees paid worldwide by third parties for exhibition rights during the various other distribution windows and through digital media outlets. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of its content on digital platforms. In fiscal year 2010, theatrical revenues, home entertainment revenues, license fees and ancillary revenues were approximately 38%, 28%, 28% and 6%, respectively, of total revenues for the Filmed Entertainment segment.

Theatrical

In choosing films to produce, we aim to create a carefully balanced film slate that represents a variety of genres, styles and levels of investment and risk—with the goal of creating entertainment for both niche audiences and worldwide appeal. The Filmed Entertainment segment releases approximately 14 to 16 films per year domestically, including films distributed on behalf of DreamWorks Animation and Marvel. Paramount is focused on continuing to improve the profitability of its film slate by focusing on key tentpole films mixed with smaller productions or acquisitions. Paramount is also capitalizing on synergies from Media Networks branded films, potential film acquisition, production and remake opportunities internationally and increasing diversification of revenue streams.

Each motion picture is a separate and distinct product with its profitability dependent upon many factors, among which audience response and cost are of fundamental importance. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the first quarter of our new fiscal year.

The costs associated with producing, marketing and distributing a motion picture can be significant, and can also cause our results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability may not be realized until well after a film’s theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. Historically, we have entered into film financing arrangements under which third parties participate in the financing of the production costs of a film or slate of films, typically in exchange for a partial copyright interest, and may consider such arrangements in the future. We also have agreements with third parties, including other studios, to co-finance certain of our motion pictures. For some motion pictures, we distribute worldwide, and for others, a third party may distribute a picture in certain territories.

Home Entertainment

Paramount’s home entertainment group is responsible for the worldwide sales, marketing and distribution of DVDs and Blu-ray discs for films distributed by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties. Our home entertainment revenues may be affected by consumer tastes and consumption habits, as well as overall economic conditions.

Licensing

Films produced, owned or distributed by Paramount or DW Studios are licensed for a fee to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndication worldwide.

In October 2009, we and our joint venture partners Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) launched EPIX™, a multiplatform premium entertainment service offering Paramount, Lionsgate, MGM Studios and certain third party films to cable, satellite and other subscribers through a premium pay television channel and television and Internet video-on-demand services. EPIX delivers films from Paramount, Paramount Vantage, MTV Films and Nickelodeon Movies released theatrically on or after January 1, 2008 and MGM Studios, United Artists and Lionsgate titles released theatrically on or after January 1, 2009. In August 2010, EPIX and Netflix entered into a multi-year agreement under which EPIX licenses a substantial number of new releases and library titles from its partner studios to Netflix for use on its subscription service, allowing Netflix members to stream a variety of EPIX titles from Netflix over the Internet.

Paramount also licenses its brands for consumer products, themed restaurants, live stage plays, film clips and theme parks. Revenues are typically derived from royalties based on the licensee’s revenues, with an advance and/or guarantee against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.

Paramount also distributes films and other content to consumers through digital platforms. This includes offering certain motion picture titles for sale and rent through third party online destinations, as well as offering motion picture images, ring tones and games for sale through Paramount’s direct mobile movie site, m.paramount.com. Paramount also has a presence in the games business.

Motion Picture Production and Distribution

•	Theatrical Releases. In fiscal year 2010, the Filmed Entertainment segment theatrically released in domestic and/or international markets Marvel’s Iron Man 2, DreamWorks Animation’s How to Train Your Dragon and Shrek Forever After, Shutter Island, The Last Airbender, Dinner for Schmucks and She’s Out of My League, among others. Paramount’s fiscal year 2011 slate is expected to include Paranormal Activity 2, Rango, MTV Films’ Jackass 3D, Marvel’s Thor and The First Avenger: Captain America and DreamWorks Animation’s Megamind, among others.
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

•

Home Entertainment Releases. Key home entertainment releases in fiscal year 2010 included Marvel’s Iron Man 2, Shutter Island, The Lovely Bones, Up In the Air and She’s Out of My League. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central, BET, CBS Corporation and select PBS programs.

•

Television Licensing. Paramount licenses the films it releases to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndication worldwide. Licenses in fiscal year 2010 included Star Trek, Transformers: Revenge of the Fallen, G.I. Joe: The Rise of Cobra, Watchmen and DreamWorks Animation’s Monsters vs. Aliens, among others.

•

Digital Entertainment. Paramount develops and distributes filmed entertainment original content for launch on new media platforms internationally. Key projects in fiscal year 2010 were The Legion of Extraordinary Dancers (The LXD), a scripted film that launched on Hulu in the U.S. and has been distributed internationally on Joost and iTunes, among others, and a deal with Ben Stiller’s company, Red Hour, for the development of original digital media properties that can be launched in a variety of formats, including live action, animated and games.

Domestic and International Distribution

In domestic markets, Paramount performs its own marketing and distribution services for theatrical and home entertainment releases. In the domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States on or after January 1, 2008 are generally exhibited on EPIX. Certain DreamWorks (including DW Studios) and DreamWorks Animation films are subject to a similar arrangement under an agreement between DW Studios and Home Box Office (HBO). Paramount also distributes films domestically in the other distribution windows and on various digital platforms.

In international markets, Paramount, through its international affiliates, generally distributes its motion pictures for theatrical release through its own distribution operations or, in some countries, through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. In five territories, Paramount continues to distribute through Universal, and in two additional territories, Paramount handles distribution of Universal’s motion pictures, under distribution arrangements that were re-negotiated in 2010. Beginning in 2011, Paramount will distribute Universal’s home entertainment products in Spain, and Paramount’s home entertainment group continues to review other possibilities for further efficiencies in international markets.

Key Agreements

In January 2006, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to, and home video fulfillment services for, the animated films produced by DreamWorks Animation, for which Paramount receives certain fees. The output term of the agreement expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. We have distributed nine films under the agreement and expect to distribute two more in fiscal year 2011.

In October 2010, Paramount and Marvel amended the arrangements under which Paramount distributes certain of Marvel’s self-produced feature films on a worldwide basis. Paramount transferred to Marvel substantially all of its worldwide distribution rights to The Avengers and Iron Man 3, in exchange for aggregate minimum guaranteed payments to Paramount of $115 million and the right for Paramount to receive certain contingent consideration. Paramount retains its distribution rights to the upcoming films, Thor and The First Avenger: Captain America, and continues to distribute the previously released films, Iron Man and Iron Man 2.

In February 2010, we acquired the remaining 51% that we did not already own of the equity in DW Funding LLC (“DW Funding”), the owner of the DreamWorks live-action film library consisting of 59 films released through September 16, 2005. Paramount and its international affiliates had the exclusive distribution rights to the live-action film library and received distribution fees during the time we did not own the library.

In June 2010, Paramount exercised its option to extend its revenue sharing license agreement with Redbox Automated Retail, LLC (“Redbox”), a subsidiary of Coinstar, Inc., until December 31, 2014 (or December 31, 2011, at Paramount’s discretion). Under the agreement, Redbox licenses from Paramount theatrical and direct-to-video DVDs for rental at its approximately 22,000 DVD-rental kiosks in the United States. Redbox receives the titles on the date on which the DVDs first become available to the general public.

Filmed Entertainment Competition

Our Filmed Entertainment segment competes for audiences for its motion pictures and other entertainment content with the other major motion picture studios as well as independent film producers. Competitive position primarily depends on the number and quality of the films produced, their distribution and marketing success and public response. We also compete for creative talent, including actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Our motion picture brands also compete with these studios and other producers of entertainment content for distribution of motion pictures through the various distribution windows and on digital platforms. Competition from other motion pictures released around the same time and/or for audience leisure time generally may affect revenues.

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

Our businesses allow us to reach a wide range of demographics in various parts of the world, and we strive to fuel social change through our foundations and individual campaigns, such as:

•

Get Schooled: our groundbreaking partnership with the Bill & Melinda Gates Foundation aimed at generating greater awareness and engagement in solving the nation’s public education crisis and offering resources and support to students, parents and educators;

•	BET’s Emmy Award-winning Rap-It-Up: raising AIDS/HIV awareness;

•	Comedy Central’s Address the Mess: raising awareness surrounding environmental issues;

•	MTV’s A THIN LINE: addressing the emerging and pervasive issue of youth digital abuse;

•	Nickelodeon’s Let’s Just Play: empowering kids to engage in active, healthy and fun play;

•	VH1’s Save the Music Foundation: restoring instrumental music education in America’s public schools;

•	Paramount’s Kindergarten to Cap & Gown: engaging employees in mentoring students through their entire elementary, middle and high school careers;

•	Paramount’s Green: encouraging eco-friendly behavior and business practices in the workplace;

•	Viacom’s annual Viacommunity Day: engaging employees company-wide in a day of public service activities.

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

REGULATION

Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, and our international operations are subject to laws and regulations of local countries and pan-national bodies such as the European Union. The laws, regulations, rules, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the relevant laws and regulations. The descriptions do not describe all present and proposed laws and regulations affecting our businesses.

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

Copyright Theft

The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as devices, software or websites that allow or encourage the reproduction, viewing, sharing and/or downloading of entertainment content, interferes with the market for copyrighted works and disrupts our ability to create, distribute and monetize our content. In addition, copyright theft of motion pictures and television content through unauthorized distribution on DVDs, Internet downloads and streaming and other platforms continues to present significant challenges for our industry.

The extent of copyright protection and the use of technological protections, such as encryption, vary in different countries. We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring notable online destinations that distribute our content and sending takedown notices in appropriate circumstances, using filtering technologies employed by some user-generated content sites and pursuing litigation against websites that distribute or facilitate the distribution of our content without authorization. We also are actively engaged in educational outreach to guilds, state and federal government officials and other stake holders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, education and public relations programs and legislative activity on a worldwide basis. One potential area of enforcement activity is to work with network operators, such as Internet service providers (“ISPs”) and user-generated content sites, to take action against users who distribute our content without authorization, and we are engaged in discussions with ISPs domestically and abroad. In addition, certain countries have adopted or are considering “graduated response” programs under which ISPs will impose sanctions (such as termination, suspension or limitation of service) on subscribers after a series of escalating notices. For example, France, South Korea and Taiwan have established Internet enforcement regimes that include limitation or termination of a subscriber’s service for repeated acts of copyright theft, and similar legislation is under consideration in New Zealand. Spain is considering legislation that would enable copyright holders to initiate a process that could result in the blocking of access to websites engaging in online copyright theft, and one of Ireland’s broadband providers has implemented a pilot program under which it will send users who illegally share copyrighted music three warnings before terminating a user’s service for one year.

In September 2010, U.S. Senators Patrick Leahy and Orrin Hatch, together with nine additional original cosponsors, introduced “The Combating Online Infringement and Counterfeits Act,” which grants the U.S. Department of Justice (the “DOJ”) additional authority to target websites that engage in online copyright infringement and the sale of counterfeit goods. The bill would supplement the DOJ’s authority against U.S. sites found to be offering “infringing content” by providing for the suspension of the domain name of the offending site. For infringing sites based outside the U.S., the DOJ would be able to serve a court order on ISPs, payment processors and ad network providers requiring them to stop doing business with the “rogue site” by, among other things, blocking online access to the site, not processing the site’s purchases or not placing their clients’ ads on the site. The U.S. House of Representatives is expected to introduce similar legislation.

In June 2010, the Department of Homeland Security’s Immigration and Customs Enforcement Office (“ICE”) announced “Operation In Our Sites,” an initiative aimed at Internet counterfeiting and piracy. Working with other law enforcement entities, ICE seized nine illegal websites, as well as assets from bank, Paypal, investment and advertising accounts. This ongoing effort by ICE has already made a significant impact in curtailing the market for illegal content on the Internet, and we look forward to working with ICE and other law enforcement entities on similar initiatives.

In October 2008, the Prioritizing Resources and Organization for Intellectual Property Act of 2007 (the “PRO-IP Act”) was signed into law in the United States. The PRO-IP Act increased both civil and criminal penalties for counterfeiting and piracy of intellectual property associated with works of music and film, among other things; provided enhanced resources to law enforcement agencies for enforcing intellectual property rights; criminalized the export of counterfeit goods; and created the Intellectual Property Enforcement Coordinator, or “IPEC,” a cabinet-level position appointed by the Senate responsible for issuing enforcement policy to, and coordinating the efforts of, U.S. departments to reduce counterfeit and infringing goods in the domestic and international supply chain. In June 2010, the IPEC issued the 2010 Joint Strategic Plan on Intellectual Property Enforcement, which reported that the Obama Administration will pursue additional solutions to the problems associated with Internet piracy, including vigorously investigating and prosecuting criminal activity, reviewing existing laws to ensure they are effectively reaching the appropriate range of infringing conduct, including any gaps in scope due to technological changes, and reviewing existing civil and criminal penalties to ensure they are providing an effective deterrent to infringement. We strongly support these initiatives and believe they will aid our efforts to appropriately protect our content.

While many legal protections exist to combat piracy, the proliferation of piracy and technological tools with which to carry it out continue to escalate at an alarming rate, and laws and enforcement activity domestically and internationally are currently insufficient. Failure to strengthen these laws and enhance enforcement efforts could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value and further increase the costs of enforcing our rights as we continue to expend substantial resources to protect our content.

Media Networks

Music Royalties

MTV Networks and BET Networks currently obtain content for their cable networks, websites and other properties from record labels, music publishers, independent producers and artists. We have entered into global music video licensing agreements with certain of the major record companies and music publishers and into global or regional license agreements with certain independent record companies and music publishers. MTV Networks and BET Networks also obtain certain rights to some of their content, such as performance rights of song composers and rights to non-interactive digital transmission of recordings, pursuant to licenses from performing rights organizations such as ASCAP and BMI and through statutory compulsory licenses established by the Digital Millennium Copyright Act (the “DMCA”), as amended. The performing rights royalties payable to ASCAP and BMI are either negotiated or set by statutory Rate Courts. Royalties for the compulsory licenses are established periodically by the Copyright Royalty Board.

Net Neutrality

In October 2009, the Federal Communications Commission (the “FCC”) proposed “net neutrality” regulations that could directly impact the right and ability of ISPs to combat intellectual property theft online, and also impact the online delivery of video content. In April 2010, the Court of Appeals for the District of Columbia vacated an order that the FCC issued in 2008 against Comcast for violating net neutrality principles embodied in the FCC’s Internet Policy Statement. The ruling calls into question whether the FCC has authority to regulate Internet services and promulgate net neutrality regulations. In September 2010, the FCC sought additional public comment on certain net neutrality issues. Through various trade associations, we are working with the FCC to ensure that ISPs are permitted to combat intellectual property theft and deliver content in a consumer-friendly manner. Industry negotiations on net neutrality issues are also ongoing.

Children’s Programming

Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger, and some U.S. policymakers have sought limitations on food and beverage advertising during such programming. In December 2009, the Federal Trade Commission (the “FTC”), the Centers for Disease Control, the Food and Drug Administration and the Department of Agriculture jointly proposed nutritional guidelines for food and beverage marketing directed to children and teens ages 17 years and under. Although the guidelines are expected to be voluntary, if adopted, they could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming targeted to children and teens. Similar restrictions also exist in the U.K., where OFCOM has restricted television ads for foods and drinks high in fat, salt and sugar in and around programming for children and teens ages 15 years and under. Various other laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online.

Program Access

Under the Communications Act of 1934, vertically integrated cable programmers are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. The FCC’s “program access” rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable television operators. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator in whole or in part under the FCC’s program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. Our wholly owned program services are not currently subject to the program access rules. Because we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of the program access rules, and therefore the businesses and conduct of CBS Corporation could have the effect of making us subject to the rules. If we were to become subject to the program access rules, our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected.

Filmed Entertainment

U.K. Pay-TV Rights

In August 2010, OFCOM referred to the Competition Commission for investigation the market in the rights to exhibit movies from the major Hollywood studios in the first pay-TV subscription window. In an earlier report, OFCOM focused on the sale of subscription video-on-demand rights packaged with the rights to exhibit first run movies on linear pay-TV channels. OFCOM stated it was concerned that BSkyB, the dominant satellite TV broadcaster in the U.K., which has obtained both the linear pay-TV and the subscription video-on-demand rights from each of the six major Hollywood studios, will use its market power to restrict distribution of its movie channels and limit the exploitation of subscription video-on-demand rights. We believe that any limitation on our right to sell the rights to exhibit movies on linear pay-TV channels packaged with subscription video-on-demand rights could have a negative impact on the license fees we derive and would not benefit consumers. We intend to oppose any potential regulatory action.

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

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: Viacom® , MTV Networks®, MTV®, MTV2®, mtvU®, Tr3s: MTV, Música y Más™, VH1®, VH1 Classic™, CMT®, PalladiaHD®, Logo®, Nickelodeon®, Nick at Nite™, Nick Jr.®, TeenNick™, Nicktoons®, Atom®, Neopets®, Shockwave®, AddictingGames®, COMEDY CENTRAL®, Spike TV®, TV Land™, MTVN International™, VIVA™, TMF™, BET Networks™, BET®, CENTRIC®, BET.com®, BET Mobile®, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, MTV Films®, Nickelodeon Movies® and other domestic and international program services and digital properties.

EMPLOYEES AND LABOR MATTERS

At September 30, 2010, we employed approximately 10,900 full-time and part-time employees worldwide. We also had approximately 250 project-based staff on our payroll as of September 30, 2010, and use many other project-based staff and temporary employees in the ordinary course of our business.

We engage the services of writers, directors, actors and other employees who are subject to collective bargaining agreements. In 2008, we reached new three-year agreements with the Writers Guild of America, the American Federation of Television and Radio Employees (AFTRA), the International Alliance of Theatrical and Stage Employees (IATSE) and the Directors Guild of America. In 2009, we reached a new two-year agreement with the Screen Actors Guild (SAG). In November 2010, we reached new three-year agreements in principle with the AFTRA/SAG joint bargaining committee, subject to ratification by AFTRA and SAG. The new agreements are expected to be effective July 1, 2011. Any labor dispute with these or other organizations could disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for renewals.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by reporting segment and revenues by geographic area for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008 are set forth in Note 16 to our Consolidated Financial Statements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at www.viacom.com (under “Investor Relations”) as soon as reasonably practicable after the reports are filed with the SEC. These documents are also available on the SEC’s website at www.sec.gov.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements which are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans or goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Our Success is Dependent upon Audience Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict

The production and distribution of programming, motion pictures and other entertainment content are inherently risky businesses because the revenues we derive from various sources depend primarily on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, competing entertainment content, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy and increasing digital and on-demand distribution offerings also affect the audience for our content.

In our Media Networks business, our advertising revenues typically are a product of audience size and pricing, which reflect market conditions. Depending on the success of our programming at any given time, our cable networks can experience ratings fluctuations that negatively affect our advertising revenues. Low audience ratings can also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential. Our expenses may increase moderately as we invest in new programming, and there is no guarantee that the new programming will be successful or generate sufficient revenue to recoup the expenditure. In addition, consumer acceptance of our brands and retail offerings is key to the success of those businesses and their ability to generate advertising, affiliate and ancillary revenues.

In our Filmed Entertainment business, the theatrical performance of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as home entertainment sales, television licenses and sales of licensed consumer products.

We Must Respond to and Capitalize on Changes in Consumer Behavior Resulting from New Technologies and Distribution Platforms in Order to Remain Competitive and Exploit New Opportunities

Consumers are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. We must adapt our businesses to changing consumer behavior driven by new or enhanced offerings such as the ability to obtain television content directly from the Internet, or “over-the-top” access, the increased availability of content online, including potential online distribution by our traditional cable and satellite operator partners, and Blu-ray, video-on-demand, subscription video-on-demand and other enhanced home entertainment offerings. There is also increased mobility of content and greater demand for short form, user-generated and interactive content.

Technological advancements and changing consumer behavior are affecting our traditional distribution methods, for example, by reducing the demand for buying DVDs. Despite the significant growth of the Blu-ray format, the DVD market continued to decline in 2010. It is important that we find new and enhanced ways to market and deliver our films securely in the home entertainment marketplace and there can be no assurance that we will be able to do so or achieve historical revenue or margin levels.

In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. At the same time, windows for exhibition of movies are shortening, with each shortened window potentially cannibalizing revenues from other windows. Technological advances can increase fragmentation, creating additional competition for our content. We must continue to adapt our content to these viewership habits. If we cannot adapt to the changing lifestyles and preferences of our target audiences and capitalize on technological advances with favorable business models, there could be a negative effect on our business and prospects.

Theft of Our Entertainment Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming and Motion Pictures and Adversely Affect Our Business and Profitability

The success of our business depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment product, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective enforcement of copyright and technical protective measures similar to existing law in the United States. Domestically, the interpretation of copyright, privacy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux. The failure to strengthen and/or the weakening of laws related to the enforcement of intellectual property rights could make it more difficult for us to adequately protect our intellectual property, negatively affecting its value. Copyright theft and other unauthorized uses of content are made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine security features such as encryption and the ability of pirates to cloak their identities online. Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels and inhibits our ability to recoup or profit from the expense incurred to create such works. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. These efforts to prevent the unauthorized use of our content may affect our profitability and may not be successful in adequately limiting unauthorized distribution of our creative works.

Our Businesses Operate in Highly Competitive Industries

Companies in the cable networks, motion picture and digital industries depend on audience acceptance of content, appeal to advertisers and solid distribution relationships. Competition for content, audiences, advertising and distribution is intense and comes from broadcast television, other cable networks, online and mobile properties, movie studios and independent film producers and distributors, among other entertainment outlets. Competition also comes from pirated content.

Our competitors include market participants with interests in multiple media businesses which are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. The pending acquisition of one of our primary programming competitors by the largest domestic distributor would significantly increase such competition by vertically integrated enterprises. As more cable and satellite operators, Internet service providers and other content distributors create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively. Our competitors could also have preferential access to important technologies, customer data or other competitive information. Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular entertainment content, adapt to new technologies and distribution platforms and achieve widespread distribution. More content distribution options increase competition for viewers, and competitors targeting programming to narrowly defined, or “fragmented,” audiences may gain an advantage over us for television advertising and affiliate revenues. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

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

Increased Costs for Programming, Motion Pictures and Other Content, as Well as Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet

In our Media Networks segment, we have historically produced a significant amount of original programming and intend to continue to invest in this area. We also acquire programming, such as motion pictures and television series, from other studios and television production companies and pay license fees in connection with the acquired rights. Our investments in original and acquired programming are significant, and involve complex negotiations with numerous third parties. These costs may not be recouped when the program is broadcast or distributed and may lead to decreased profitability or potential write-downs.

The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which have generally been increasing. A film’s underperformance theatrically can significantly affect our revenues and profitability and negatively affect the revenues we receive from subsequent distribution channels.

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

An increase in content acquisition costs could also affect our profits. For example, we license various music rights from the major record companies and music publishers, performing rights organizations and others. Some of these sources of music are highly consolidated and certain music costs are subject to adjudicatory procedures in courts or administrative agencies. There can be no assurance that we will be able to obtain or negotiate favorable terms for license renewals or additional license agreements from these sources.

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

Our business also has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on audiences’ viewing habits and attendance. Typically, our revenue from advertising increases in the first quarter of our new fiscal year due to the holiday season, among other factors, and revenue from motion pictures increases in the summer, around holidays and in our first fiscal quarter. The effects of these variances make it difficult to estimate future operating results based on the results of any specific quarter.

Global Economic Conditions May Continue to Have an Adverse Effect on Our Businesses

Economic conditions in recent years have adversely affected a number of aspects of our businesses worldwide, in particular revenues derived from advertising sales and sales of home entertainment and other consumer products. Economic conditions can negatively affect the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. In addition, increased unemployment and slowing consumer spending can reduce sales of our retail products. The worsening of current global economic conditions would adversely affect our businesses.

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

In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations or ownership of our U.S. media properties. For example, in 2010, the U.S. Copyright Office, pursuant to the DMCA, provided exemptions to the rules prohibiting the anti-circumvention of technical protection measures applied to content media, permitting users to bypass DVDs’ digital rights management features under certain circumstances. In addition, other domestic and international governments and regulators may support additional limitations on food and beverage advertising to children, including OFCOM in the United Kingdom, which has restricted certain television advertisement, and certain international restrictions on alcohol advertising and the amount of advertising permitted on commercial networks are under consideration. Our businesses could be affected, perhaps materially, by any such new laws, regulations and policies in the jurisdictions where we, or our partners, operate. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices.

Changes to our Business Could Result in Future Costs or Charges

We adjust our business strategy in response to particular events and circumstances, including the business environment, competitive factors and economic conditions. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, businesses or assets. In addition, external events, such as reduced revenues resulting from changes in macro-economic conditions, conditions in our markets or increases in costs, could negatively affect the value of our assets. Such events could result in restructuring and other charges, including the impairment of certain assets, and/or the incurrence of additional costs.

The Loss of Affiliation Agreements, or Renewal on Less Favorable Terms, Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon our affiliation agreements with cable television operators, satellite operators, mobile networks and other distributors for the distribution of our program services. We have agreements in place with the major distributors, all of which are multi-year agreements at inception and expire on a staggered basis over the next several years. There can be no assurance that these affiliation agreements will be renewed in the future on terms, including pricing, acceptable to us. The loss of a significant number of these arrangements or the loss of carriage on the most widely available programming tiers could reduce the distribution of our program services and decrease the potential audience for our programs, which would adversely affect our advertising and affiliate fee revenues.

The Loss of Key Talent Could Disrupt Our Business and Adversely Affect Our Revenues

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with several entertainment personalities with loyal audiences and we produce motion pictures with highly regarded directors, actors and other talent. These individuals are important to achieving audience endorsement of our programs, motion pictures and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal, our revenues and profitability could be adversely affected.

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

Political and Economic Risks in the Countries Where We Do Business Could Harm Our Financial Condition

Our and our partners’ businesses operate and have customers worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, currency exchange controls and/or fluctuations, taxation rules and procedures, tariffs or other trade barriers, longer payment cycles, corruption and, in some markets, increased risk of political instability. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively, which may cause results to fluctuate. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the United States. We also may incur substantial expense as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

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

Our Obligations Related to Guarantees, Litigation and Joint Ventures Could Adversely Impact Our Financial Condition

We have both recorded and potential liabilities and costs related to discontinued operations and former businesses, including, among other things, potential liabilities to landlords if Famous Players Inc. defaults on certain theater leases. We have also made certain investments in joint ventures and have future funding obligations, which may not be recouped until well after our initial investment, if at all. We are also involved in pending and threatened litigation from time to time, the outcome of which is inherently uncertain and difficult to predict. There can be no assurance that our reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these or new liabilities may affect us. Therefore, there can be no assurance that these liabilities will not have an adverse effect on our financial condition.

Sales of Additional Shares of Common Stock by National Amusements Could Adversely Affect the Stock Price

National Amusements, Inc. (“NAI”), which is controlled by our Executive Chairman and Founder, Sumner Redstone, has voting control of Viacom through its beneficial ownership of our Class A common stock. In October 2009, NAI and its wholly-owned subsidiary NAIRI, Inc. converted a portion of their Class A voting common stock into Class B non-voting common stock and sold approximately $603 million of Class B common stock in connection with meeting certain requirements under its restructured indebtedness. In 2008, NAI sold approximately $114 million of Class B common stock. Although NAI has advised us that it does not currently intend to sell any additional shares, there can be no assurance that at some future time it will not sell additional shares of our stock, which could adversely affect the stock price.

Also as part of a restructuring of NAI’s indebtedness, in May 2009, NAI advised us that it had pledged substantially all of its assets, including the shares of our Class A Common Stock that it owns, to secure those obligations. That pledge remains in place. If NAI defaults on its remaining obligations and the creditors foreclose on the collateral, the creditors or anyone to whom the creditors transfer such shares could convert such shares of our Class A common stock into shares of our Class B common stock and sell such shares, which could adversely affect the stock price. Additionally, if the creditors foreclose on the pledged shares of our Class A common stock, NAI will no longer own those shares and will therefore no longer have voting control of us.

Through NAI’s Voting Control of Viacom and CBS Corporation, Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest, and NAI is in a Position to Control Actions that Require Stockholder Approval

Mr. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder. Shari Redstone, Mr. Redstone’s daughter, is the President and a director of NAI and serves as the non-executive Vice Chair of our Board of Directors. In addition, Philippe Dauman, our President and Chief Executive Officer, is a director of NAI, and George Abrams, one of our directors, is a director of NAI. NAI also controls CBS Corporation, with Mr. Redstone serving as its Executive Chairman and Ms. Redstone serving as its non-executive Vice Chair. Frederic Salerno, one of our directors, is also a director of CBS Corporation.

The NAI ownership structure and the common directors could create, or appear to create, potential conflicts of interest when the management, directors and controlling stockholder of the commonly controlled entities face decisions that could have different implications for each of us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and CBS Corporation. Potential conflicts of interest, or the appearance thereof, could also arise when we and CBS Corporation enter into any commercial arrangements with each other, despite review by our directors not affiliated with CBS Corporation. Our certificate of incorporation and the CBS Corporation certificate of incorporation both contain provisions related to corporate opportunities that may be of interest to us and to CBS Corporation, and these provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.

In addition, NAI’s voting control of us allows it to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change in control. For so long as NAI retains voting control of us, our stockholders other than NAI will be unable to affect the outcome of our corporate actions. The interests of NAI may not be the same as the interests of our other stockholders, who must rely on our independent directors to represent their interests.

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

We, NAI and CBS Corporation, and our Respective Businesses, Are Attributable to Each Other for Certain Regulatory Purposes Which May Limit Business Opportunities or Impose Additional Costs

So long as we, NAI and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us, including limitations to which we contractually agreed in connection with the separation, or may impose additional costs on us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

In addition to the properties described below, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the United States and around the world for our businesses. We consider our properties adequate for our present needs.

Viacom

•

Our world headquarters is located at 1515 Broadway, New York, New York, where we rent approximately 1.4 million square feet for executive, administrative and business offices for the Company and certain of our operating divisions. The lease runs through May 2015, with three renewal options based on market rates at the time of renewal for five years each thereafter.

MTV Networks

•

In addition to occupying space at 1515 Broadway in New York, MTV Networks leases the following major office facilities: (a) approximately 400,000 square feet at 345 Hudson Street, New York, New York, through 2022, (b) approximately 227,000 square feet at three facilities in Santa Monica, California, under leases that expire between 2011 and 2016, and (c) approximately 278,000 square feet at 1540 Broadway, New York, New York, through 2021. MTVN’s Network Operation Center is located in Hauppauge, New York, and contains approximately 65,000 square feet of floor space on approximately 9 acres of land.

•	The Nickelodeon Animation Studio in Burbank, California, contains approximately 118,000 square feet of studio and office space, under leases that expire between 2011 and 2013.

•	CMT’s headquarters are located in Nashville, Tennessee, where it occupies approximately 88,000 square feet of space for its executive, administrative and business offices and its studios.

•

Internationally, MTVN occupies (i) approximately 84,000 square feet of space in Berlin through a lease expiring in 2017, (ii) approximately 80,000 square feet of space at its owned Hawley Crescent facility in London and (iii) approximately 54,000 square feet of office space leased at 180 Oxford Street in London through 2013.

BET Networks

•

BET Networks’ headquarters at One BET Plaza in Washington, D.C. contains approximately 192,000 square feet of office and studio space, the majority of which is leased through 2013 (with two 15-year renewal options) and the balance of which is owned.

Paramount

•

Paramount owns the Paramount Pictures Studio situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses.

•

Paramount Pictures International’s main offices are located in Chiswick, West London, where it leases approximately 51,000 square feet of space used for executive, administrative and business offices and a viewing cinema through 2017.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. On August 11, 2010, we filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. We believe we have substantial grounds on which to appeal.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the United States District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In October 2009, the court dismissed, with prejudice, the plaintiff’s third amended complaint. The plaintiffs appealed the dismissal. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	87	Executive Chairman of the Board and Founder
James W. Barge	55	Executive Vice President, Chief Financial Officer
Philippe P. Dauman	56	President and Chief Executive Officer; Director
Thomas E. Dooley	54	Senior Executive Vice President and Chief Operating Officer; Director
Carl D. Folta	53	Executive Vice President, Corporate Communications
Michael D. Fricklas	50	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	46	Senior Vice President, Controller
DeDe Lea	46	Executive Vice President, Government Relations
Denise White	56	Executive Vice President, Human Resources and Administration

Information about each person who serves as an executive officer of our company is set forth below.

Sumner M. Redstone	Mr. Redstone has been our Executive Chairman of the Board of Directors and Founder since January 1, 2006. He has also served as Executive Chairman and Founder of CBS Corporation since January 1, 2006. He was Chairman of the Board of Former Viacom beginning in 1987 and Chief Executive Officer of Former Viacom from 1996 to 2005. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

James W. Barge	Mr. Barge has been our Executive Vice President, Chief Financial Officer since October 1, 2010. He served as our Executive Vice President, Tax and Treasury from January 2008 to September 2010 and as our Controller from March 2008 to September 2010. Prior to joining the Company, Mr. Barge served as Senior Vice President, Controller and principal accounting officer of Time Warner Inc. beginning in mid-2002. He previously held various financial positions with Time Warner Inc. since first joining the company in 1995. Mr. Barge is a member of the board of directors of Scholastic Corporation.

Philippe P. Dauman	Mr. Dauman has been our President and Chief Executive Officer since September 2006 and a member of our Board of Directors since January 1, 2006, having previously served as a director of Former Viacom since 1987. Mr. Dauman was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman and member of its Executive Committee. Mr. Dauman is also a director of National Amusements, Inc. and has served as a director of Lafarge S.A. since 2007. He also served as a director of Lafarge North America from 1997 to 2006.

Thomas E. Dooley	Mr. Dooley has been our Senior Executive Vice President since September 2006, our Chief Operating Officer since May 2010 and a member of our Board of Directors since January 1, 2006. He served as our Chief Administrative Officer from September 2006 to May 2010 and as our Chief Financial Officer from January 2007 to September 2010. Mr. Dooley was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman and member of its Executive Committee. Mr. Dooley served as a director of Sapphire Industrials Corp. from 2007 to 2010 and LaBranche & Co Inc. from 2000 to 2007.

Carl D. Folta	Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he had served as Executive Vice President, Office of the Chairman beginning January 1, 2006. He has served in senior communications positions with the Company since April 1994 and was appointed Executive Vice President, Corporate Relations, of Former Viacom in November 2004. Mr. Folta held various communications positions at Paramount Communications Inc., a predecessor, from 1984 to 1994.

Michael D. Fricklas	Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom beginning in May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Former Viacom in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

Katherine Gill-Charest	Ms. Gill-Charest has been our Senior Vice President, Controller and Chief Accounting Officer since October 1, 2010. Prior to that, she was Senior Vice President, Deputy Controller beginning in April 2010 and Vice President, Deputy Controller from May 2007 to April 2010. Prior to joining Viacom, Ms. Gill-Charest served as Chief Accounting Officer of WPP Group USA from November 2005 to May 2007 and as its Vice President, Group Reporting from February 2001 to November 2005.

DeDe Lea	Ms. Lea has been our Executive Vice President, Government Relations since January 1, 2006. Previously, she was Executive Vice President, Government Relations of Former Viacom beginning in September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Denise White	Ms. White has been our Executive Vice President, Human Resources and Administration since October 2007. Previously, she was General Manager at Microsoft’s Entertainment and Devices Division, having first joined Microsoft in 1990. Prior to Microsoft, Ms. White was a human resources leader with Pan American World Airways and owned a human resources consulting firm.

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

	Sales Price
	Low	High
Class A common stock - 2010
3rd Quarter	$34.09	$40.96
2nd Quarter	$34.55	$41.79
1st Quarter	$29.61	$37.25

Class A common stock - 2009
4th Quarter	$28.62	$33.14
3rd Quarter	$21.31	$30.99
2nd Quarter	$18.36	$25.49
1st Quarter	$14.46	$22.37

Class B common stock - 2010
3rd Quarter	$30.24	$36.99
2nd Quarter	$30.70	$37.07
1st Quarter	$27.89	$34.78

Class B common stock - 2009
4th Quarter	$27.04	$31.56
3rd Quarter	$19.95	$29.56
2nd Quarter	$17.04	$24.18
1st Quarter	$13.25	$20.80

On each of July 1 and October 1, 2010, we paid cash dividends of $0.15 per share on our Class A and Class B common stock to stockholders of record at the close of business on June 21 and August 31, 2010, respectively.

As of October 31, 2010, there were 2,044 record holders of our Class A common stock and 30,956 record holders of our Class B common stock.

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

The performance graph assumes $100 invested on January 1, 2006 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for each calendar year in the period from January 1, 2006 through December 31, 2009 and for the nine months ended September 30, 2010.

Total Cumulative Stockholder Return

for the Twelve Months Ended December 31, 2009, 2008, 2007 and 2006

and the Nine Months Ended September 30, 2010

	1/1/06	12/31/06	12/31/07	12/31/08	12/31/09	9/30/10
Class A Common	100.00	102.53	109.95	50.30	78.75	100.60
Class B Common	100.00	99.71	106.73	46.32	72.25	88.31
S&P 500	100.00	113.62	117.63	72.36	89.33	91.42
Peer Group	100.00	132.98	122.24	73.53	111.37	118.82

Equity Compensation Plan Information

Information required by this item will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008 and the Consolidated Balance Sheet data as of September 30, 2010 and December 31, 2009 should be read in conjunction with the audited financial statements, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (“MD&A”) and other financial information presented elsewhere in this transition report. The selected Consolidated Statement of Earnings data for the years ended December 31, 2007 and 2006 and the Consolidated Balance Sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited financial statements not included herein and, where applicable, such data was recast to reflect Harmonix as a discontinued operation.

CONSOLIDATED STATEMENT OF EARNINGS DATA

(in millions, except per share amounts)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008	2007	2006
Revenues	$9,337	$13,257	$13,947	$13,186	$11,351
Operating income	$2,207	$3,045	$2,562	$2,895	$2,761
Net earnings from continuing operations (Viacom and noncontrolling interests)	$1,185	$1,655	$1,274	$1,625	$1,577
Net earnings from continuing operations attributable to Viacom	$1,175	$1,678	$1,257	$1,604	$1,563
Net earnings from continuing operations per share attributable to Viacom:
Basic	$1.93	$2.76	$2.01	$2.38	$2.19
Diluted	$1.92	$2.76	$2.01	$2.37	$2.18
Weighted average number of common shares outstanding:
Basic	608.0	607.1	624.7	674.1	715.2
Diluted	610.7	608.3	625.4	675.6	716.2
Dividends declared per share of Class A and Class B common stock	$0.30	-	-	-	-

CONSOLIDATED BALANCE SHEET DATA

(in millions)	September 30, 2010	December 31,
		2009	2008	2007	2006
Total assets	$22,096	$21,900	$22,487	$22,904	$21,797
Total debt	$6,752	$6,773	$8,002	$8,246	$7,648
Total Viacom stockholders' equity	$9,283	$8,704	$6,909	$6,911	$6,962
Total equity	$9,259	$8,677	$6,923	$6,919	$6,967

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2010 presentation.

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

Page
• Overview. The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	35

• Results of Operations. The results of operations section provides an analysis of our results on a consolidated basis and our reportable operating segment results for the nine months ended September 30, 2010 and 2009, and the years ended December 31, 2009 and 2008. In addition, we provide a discussion of items affecting the comparability of our financial statements.	38

• Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended September 30, 2010 and 2009, and the years ended December 31, 2009 and 2008 and of our outstanding debt and commitments existing as of September 30, 2010.	49

• Market Risk. We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage exposure to these and other market risks.	54

• Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	55

• Other Matters. The other matters section provides a discussion of legal matters and related party transactions and agreements.	61

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OVERVIEW

Summary

We are a leading global entertainment content company, engaging audiences on television, motion picture, Internet and mobile platforms through many of the world’s best known entertainment brands.

As previously announced, in 2010, we changed our fiscal year end to September 30 from December 31. We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, particularly the cable broadcast year. This Transition Report on Form 10-K reports our financial results for the nine-month period from January 1, 2010 through September 30, 2010, which we refer to as “fiscal year 2010”. Our financial results for the comparable nine-month period ended September 30, 2009 have not been audited. Following fiscal year 2010, we will report on a twelve-month fiscal year beginning on October 1 and ending on September 30 of each year.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. During 2010, we changed our measure of segment performance from operating income (loss) to adjusted operating income (loss) to more closely align with the way management reviews the results and assesses the performance of our segments. We define adjusted operating income (loss) for our segments as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring and other charges, when applicable (“Factors Affecting Comparability”). Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.

We use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, as applicable, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), they should not be considered in isolation of, or as a substitute for operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to the section entitled “Factors Affecting Comparability”.

Media Networks

Our Media Networks segment, which includes brands such as MTV, VH1, CMT, PalladiaHD, Logo, Nickelodeon, Nick at Nite, Nick Jr., TeenNick, Nicktoons, Neopets, COMEDY CENTRAL, Spike TV, TV Land, Atom, BET, CENTRIC, AddictingGames, and Shockwave, provides entertainment content for consumers in key demographics attractive to advertisers, content distributors and retailers. We create and acquire programming and other content for distribution to our audiences how and where they want to view and interact with it: on television, the Internet and mobile devices and through a variety of consumer products and themed entertainment.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

In September 2010, our Board of Directors authorized management to proceed with a sale of our Harmonix business (“Harmonix”), which develops music-based games, including the Rock Band franchise. We are actively marketing Harmonix for sale and are committed to a plan that we believe will result in the sale of the business within twelve months. Accordingly, the results of operations of Harmonix, which were previously included in the Media Networks segment are presented as discontinued operations in all periods presented.

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time on our program services and digital properties, (ii) affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include home entertainment sales of our programming, the licensing of our content to third parties and the licensing of our brands and properties for consumer products.

Our advertising revenues may be affected by the strength of the advertising market and general economic conditions, and may fluctuate depending on the success of our programming at any given time. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the fourth quarter of the calendar year, which is the first quarter of our new fiscal year.

Revenues from affiliate fees are negotiated with cable television and direct-to-home satellite operators, mobile networks and other distributors, generally resulting in multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber.

Our ancillary revenues are principally derived from content licensing and licensing for consumer products, including licensing of popular characters from our programs, and sales of home entertainment products. Our ancillary revenues may vary based on consumer spending, the popularity of our programming and other content during a particular period and acceptance of our or our partners’ products.

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of home entertainment products and consumer products licensing and participation fees. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films, and Nickelodeon Movies brands. Paramount also acquires films for distribution and has distribution relationships with DreamWorks Animation SKG, Inc. (“DreamWorks Animation”) and MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company (“Disney”).

In general, motion pictures produced, acquired and/or distributed by our Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows on DVD and Blu-ray, video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television, digital media outlets, and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”). In fiscal year 2010, the Filmed Entertainment segment theatrically released in

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

domestic and/or international markets The Last Airbender, Shutter Island and Dinner for Schmucks, among others. Paramount also distributed Marvel’s Iron Man 2 and DreamWorks Animation’s Shrek Forever After and How to Train Your Dragon.

The output term of Paramount’s agreement with DreamWorks Animation expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. Paramount has distributed nine DreamWorks Animation films under the DreamWorks Animation Agreement and expects to distribute two more in fiscal year 2011.

In October 2010, Paramount and Marvel amended the arrangements under which Paramount distributes certain of Marvel’s self-produced feature films on a worldwide basis. Paramount transferred to Marvel substantially all of its worldwide distribution rights to The Avengers and Iron Man 3, in exchange for aggregate minimum guaranteed payments to Paramount of $115 million and the right for Paramount to receive certain contingent consideration. Paramount retains its distribution rights to the upcoming films, Thor and The First Avenger: Captain America and continues to distribute the previously released films, Iron Man and Iron Man 2.

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs, Blu-ray and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties, and (iii) license fees paid worldwide by third parties for exhibition rights during the various other distribution windows and through digital media outlets. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of its content on digital platforms.

Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months, around holidays and in the first quarter of our new fiscal year. In choosing films to produce, we aim to create a carefully balanced film slate that represents a variety of genres, styles, and levels of investment and risk—with the goal of creating entertainment for both niche audiences and worldwide appeal. Paramount is focused on continuing to improve the profitability of its film slate by focusing on key tentpole films mixed with smaller productions or acquisitions. Paramount is also capitalizing on synergies from Media Networks branded films, potential film acquisition, production and remake opportunities internationally, and increasing diversification of revenue streams. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Our home entertainment revenues may also be affected by consumer tastes and consumption habits, as well as overall economic conditions.

The Filmed Entertainment segment has been affected by softness in the DVD market. We continue to focus on improving our inventory and supply chain management by reducing initial shipments on home entertainment new releases, as well as implementing other promotional and operating strategic initiatives including the reduction in the number of catalog titles in active retail distribution. The reduction in gross shipments has resulted in a corresponding reduction in the amount of estimated returns.

Filmed Entertainment segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization. Operating expenses principally include the amortization of production costs of our released feature films (including participations accrued under our third-party distribution arrangements), print and advertising expenses and other distribution costs. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2010 vs. 2009

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the nine months ended September 30, 2010 and 2009.

Consolidated Results of Operations	Nine Months Ended September, 30		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues	$9,337	$9,238	$99	1%
Operating income	2,207	1,904	303	16
Adjusted operating income	2,207	1,937	270	14
Net earnings from continuing operations attributable to Viacom	1,175	954	221	23
Adjusted net earnings from continuing operations attributable to Viacom	1,148	953	195	20
Diluted EPS from continuing operations	1.92	1.57	0.35	22
Adjusted diluted EPS from continuing operations	$1.88	$1.57	$0.31	20%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues increased $99 million, or 1%, to $9.337 billion in the nine months ended September 30, 2010 driven by an increase at Media Networks of $405 million, principally reflecting higher affiliate fees and advertising revenues. Filmed Entertainment revenues decreased $329 million, principally reflecting lower home entertainment revenues, partially offset by higher theatrical revenues. The decrease in home entertainment revenues principally reflects fewer releases as compared with the prior year and lower catalog sales. The increase in theatrical revenues reflects the strength of our current year releases.

Operating Income

Adjusted operating income increased $270 million, or 14%, to $2.207 billion in the nine months ended September 30, 2010. Media Networks contributed $192 million of the increase, principally reflecting the increased revenues, partially offset by our continuing investment in programming. Filmed Entertainment’s adjusted operating income was $38 million, compared with a $56 million operating loss in the comparable period of 2009, principally reflecting the improved profitability of our current year releases. Operating income increased $303 million, or 16%.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $195 million, or 20%, in the nine months ended September 30, 2010, principally due to the increase in tax-effected adjusted operating income described above and lower foreign exchange losses, which are included in Other items, net. Adjusted diluted EPS from continuing operations increased $0.31 per diluted share to $1.88.

Adjusted results exclude the impact of certain items identified as affecting comparability, including discrete tax benefits in both periods and restructuring charges and a loss on extinguishment of debt in 2009. See section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results. Net earnings from continuing operations attributable to Viacom increased $221 million, or 23%, in the nine months ended September 30, 2010. Diluted EPS from continuing operations increased $0.35 per diluted share to $1.92.

Discontinued Operations, Net of Tax

The loss from discontinued operations, net of tax was $321 million and $37 million in the nine months ended September 30, 2010 and 2009, respectively. The loss in 2010 principally reflects a $230 million impairment loss on Harmonix goodwill and other charges of approximately $30 million, principally related to unamortized development costs and other assets associated with legacy versions of the Rock Band game.

Segment Results of Operations

Segment operating expenses, selling, general and administrative expenses and depreciation and amortization exclude items identified as affecting comparability, including restructuring and other charges, when applicable. For a discussion of these items refer to the section entitled “Factors Affecting Comparability”.

Transactions between reportable segments are accounted for as third-party arrangements for the purpose of presenting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks.

Media Networks

	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues by Component
Advertising	$3,251	$3,103	$148	5%
Affiliate fees	2,372	2,160	212	10
Ancillary	454	409	45	11

Total revenues by component	$6,077	$5,672	$405	7%

Expenses
Operating	$2,097	$1,964	$(133)	(7)%
Selling, general and administrative	1,433	1,350	(83)	(6)
Depreciation and amortization	148	151	3	2

Total expenses	$3,678	$3,465	$(213)	(6)%

Adjusted Operating Income	$2,399	$2,207	$192	9%

Revenues

Worldwide revenues increased $405 million, or 7%, to $6.077 billion in the nine months ended September 30, 2010, primarily driven by increases in affiliate and advertising revenues. Domestic revenues were $5.194 billion

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

in the nine months ended September 30, 2010, an increase of $321 million, or 7%. International revenues were $883 million in the nine months ended September 30, 2010, an increase of $84 million, or 11%. Foreign exchange had an insignificant impact on international revenues.

Advertising

Worldwide advertising revenues increased $148 million, or 5%, to $3.251 billion in the nine months ended September 30, 2010, reflecting strength in the global advertising market compared with the prior year. Domestic advertising revenues increased 5% reflecting a strong scatter market, partially offset by the effect of the weaker upfront sales completed in 2009. International advertising revenues increased 7%, with a 1-percentage point unfavorable impact from foreign exchange on international growth.

Affiliate Fees

Worldwide affiliate fees increased $212 million, or 10%, to $2.372 billion in the nine months ended September 30, 2010, principally due to rate and subscriber growth. Domestic affiliate revenues increased 10% and international affiliate revenues increased 7%, with foreign exchange contributing 1 percentage point to international growth.

Ancillary

Worldwide ancillary revenues increased $45 million, or 11%, to $454 million in the nine months ended September 30, 2010. Domestic ancillary revenues increased 2%, principally driven by growth in online content licensing fees. International ancillary revenues increased 27%, reflecting growth in consumer products revenues and television license fees.

Expenses

Media Networks segment expenses increased $213 million, or 6%, to $3.678 billion in the nine months ended September 30, 2010, driven by higher programming costs, reflecting our continuing investment in programming, and incentive compensation costs.

Operating

Operating expenses increased $133 million, or 7%, to $2.097 billion for the nine months ended September 30, 2010. Production and programming expenses increased $136 million, or 8%, reflecting our continuing investment in programming. Distribution and other expenses decreased $3 million, or 1%.

Selling, General and Administrative

SG&A increased $83 million, or 6%, to $1.433 billion in the nine months ended September 30, 2010, principally due to higher incentive compensation costs, partially offset by lower bad debt expenses.

Adjusted Operating Income

Adjusted operating income increased $192 million, or 9%, to $2.399 billion for the nine months September 30, 2010, principally reflecting the revenue growth, partially offset by our continuing investment in programming and higher incentive compensation costs.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues by Component
Theatrical	$1,283	$1,228	$55	4%
Home entertainment	951	1,356	(405)	(30)
Television license fees	938	938	-	-
Ancillary	190	169	21	12

Total revenues by component	$3,362	$3,691	$(329)	(9)%

Expenses
Operating	$2,888	$3,346	$458	14%
Selling, general & administrative	367	326	(41)	(13)
Depreciation & amortization	69	75	6	8

Total expenses	$3,324	$3,747	$423	11%

Adjusted Operating Income (Loss)	$38	$(56)	$94	NM

NM – Not Meaningful

Revenues

Worldwide revenues decreased $329 million, or 9%, to $3.362 billion in the nine months ended September 30, 2010, driven by a decline in home entertainment revenues, partially offset by higher theatrical revenues. Domestic revenues were $1.598 billion in the nine months ended September 30, 2010, a decline of $328 million, or 17%. International revenues were substantially flat at $1.764 billion in the nine months ended September 30, 2010, with a 3-percentage point favorable impact from foreign exchange on international revenues.

Theatrical

Worldwide theatrical revenues increased $55 million, or 4%, to $1.283 billion in the nine months ended September 30, 2010, principally driven by the strength of our current year releases. During the nine months ended September 30, 2010, we released nine films, including Shrek Forever After, Iron Man 2, How to Train Your Dragon, The Last Airbender and Shutter Island, as compared to thirteen films in the prior year. Domestic theatrical revenues decreased 11% reflecting the particularly strong domestic performance of Transformers: Revenge of the Fallen and Star Trek in 2009, while international theatrical revenues increased 23%. Foreign exchange had a 5-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $405 million, or 30%, to $951 million in the nine months ended September 30, 2010. The decrease principally reflects fewer releases as compared with the prior year. During the nine months ended September 30, 2010, we released five titles, including Iron Man 2 and Shutter Island, as compared to twelve titles in the nine months ended September 30, 2009. Also contributing to the decline were lower catalog sales and lower revenues from other third-party distribution arrangements. Domestic and international home entertainment revenues decreased 32% and 28%, respectively, with a 3-percentage point favorable impact from foreign exchange on international home entertainment revenues.

Television License Fees

Worldwide television license fees were flat at $938 million in the nine months ended September 30, 2010, with an increase in syndication revenues offset by a decrease in pay and network TV revenues reflecting the number and mix of available titles in each window.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Ancillary revenues increased $21 million, or 12%, to $190 million for the nine months ended September 30, 2010, principally due to higher digital revenues.

Expenses

Filmed Entertainment segment expenses decreased $423 million, or 11%, to $3.324 billion in the nine months ended September 30, 2010. The reduction in total expenses is principally due to fewer theatrical and home entertainment releases.

Operating

Operating expenses decreased $458 million, or 14%, to $2.888 billion in the nine months ended September 30, 2010. Distribution and other costs, principally print and advertising expenses, decreased by $333 million, or 20%, primarily related to the fewer number of theatrical and home entertainment releases as well as cost savings initiatives. Film costs declined $125 million, or 7%, primarily reflecting lower amortization of film costs due to the number and mix of current releases.

Selling, General and Administrative

SG&A increased $41 million, or 13%, to $367 million in the nine months ended September 30, 2010, principally driven by the timing of incentive compensation costs and severance costs associated with headcount reductions.

Adjusted Operating Income

Adjusted operating income was $38 million in the nine months ended September 30, 2010 compared with an adjusted operating loss of $56 million in the comparable period of 2009, principally reflecting the improved profitability of our current year releases.

Year ended December 31, 2009 vs. 2008

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the years ended December 31, 2009 and 2008.

Consolidated Results of Operations	Year Ended December 31,		Better/(Worse)
(in millions)	2009	2008	$	%
Revenues	$13,257	$13,947	$(690)	(5)%
Operating income	3,045	2,562	483	19
Adjusted operating income	3,138	3,016	122	4
Net earnings from continuing operations attributable to Viacom	1,678	1,257	421	33
Adjusted net earnings from continuing operations attributable to Viacom	1,646	1,515	131	9
Diluted EPS from continuing operations	2.76	2.01	0.75	37
Adjusted diluted EPS from continuing operations	$2.71	$2.42	$0.29	12%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues for the year ended December 31, 2009 decreased $690 million, or 5%, to $13.257 billion. Filmed Entertainment contributed $551 million of the decrease primarily driven by declines in theatrical and home entertainment revenues, partially offset by an increase in television and ancillary revenues. The decrease in

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

feature film revenues reflects fewer films released in 2009 as compared to 2008 and the decrease in home entertainment revenues principally results from the number and mix of titles released in 2009 compared to 2008. Media Networks contributed $152 million of the decrease reflecting declines in advertising and ancillary revenues, partially offset by an increase in affiliate fees.

Operating Income

Adjusted operating income increased $122 million, or 4%, to $3.138 billion in 2009 driven by a $144 million increase at Filmed Entertainment, partially offset by an $8 million decrease at Media Networks. The increase at Filmed Entertainment principally reflects the success of certain 2009 releases, including Transformers: Revenge of the Fallen, Star Trek and Paranormal Activity, partially offset by fewer distributed films. The decrease at Media Networks principally reflects lower advertising revenues, partially offset by an increase in affiliate revenues. Both segments benefited from lower costs in 2009 as a result of restructurings and other cost savings initiatives. Operating income increased $483 million, or 19%, to $3.045 billion in 2009 reflecting lower restructuring and other charges as discussed in “Factors Affecting Comparability”.

See the section entitled “Segment Results of Operations” for a more in depth discussion of the revenues, expenses and operating income for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $131 million, or 9%, in 2009 reflecting the increase in tax-effected adjusted operating income, a decrease in Interest expense, net due to lower average debt outstanding, and lower foreign exchange losses and costs associated with our receivables securitization programs, both of which are included in Other items, net. Adjusted diluted EPS from continuing operations increased $0.29 per diluted share from $2.42 in 2008 to $2.71 in 2009.

Adjusted results exclude the impact of certain items identified as affecting comparability, including a loss on extinguishment of debt in 2009, investment impairments in 2008, and restructuring and other charges and discrete tax benefits in both periods. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results. Net earnings from continuing operations attributable to Viacom increased $421 million, or 33%, in 2009. Diluted EPS from continuing operations increased $0.75 per diluted share from $2.01 in 2008 to $2.76 in 2009.

Discontinued Operations, Net of Tax

The loss from discontinued operations, net of tax was $67 million and $6 million in the year ended December, 2009 and 2008, respectively, principally reflecting losses related to Harmonix.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Segment Results of Operations

Media Networks

	Year Ended December 31,		Better/(Worse)
(in millions)	2009	2008	$	%
Revenues by Component
Advertising	$4,405	$4,722	$(317)	(7)%
Affiliate fees	2,901	2,620	281	11
Ancillary	620	736	(116)	(16)

Total revenues by component	$7,926	$8,078	$(152)	(2)%

Expenses
Operating	$2,689	$2,670	$(19)	(1)%
Selling, general and administrative	1,844	1,986	142	7
Depreciation and amortization	204	225	21	9

Total expenses	$4,737	$4,881	$144	3%

Adjusted Operating Income	$3,189	$3,197	$(8)	NM

NM - Not Meaningful

Revenues

Worldwide revenues decreased $152 million, or 2%, to $7.926 billion in 2009. Declines in advertising and ancillary revenues were partially offset by an increase in affiliate fees. Domestic revenues decreased to $6.705 billion, a decline of $14 million. International revenues decreased to $1.221 billion, a decline of $138 million, or 10%, including a 5-percentage point negative impact from foreign exchange.

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

Affiliate Fees

Worldwide affiliate fees increased $281 million, or 11%, to $2.901 billion in 2009. Domestic affiliate fees increased 12% and international affiliate fees increased 3%, principally due to rate and subscriber growth. International affiliate revenues include 8 percentage points of negative impact from foreign exchange.

Ancillary

Worldwide ancillary revenues decreased $116 million, or 16%, to $620 million in 2009. The decrease is primarily driven by lower home entertainment and consumer products revenues. Domestic and international ancillary revenues declined 12% and 22%, respectively. International ancillary revenues also included a 2-percentage point negative impact from foreign exchange.

Expenses

Media Networks segment expenses decreased $144 million, or 3%, to $4.737 billion in 2009. The reduction in total expenses includes lower employee compensation and other cost benefits principally resulting from the actions taken in connection with restructurings and other initiatives. These decreases were partially offset by costs related to our continued investment in programming.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating

Operating expenses increased $19 million, or 1%, to $2.689 billion in 2009. Production and programming costs increased $60 million, or 3%, primarily reflecting an increase in costs of $139 million, or 6%, due to our continued investment in programming, partially offset by $79 million of savings attributable to programming abandonments taken in connection with our fourth quarter 2008 restructuring. Distribution and other expenses decreased $41 million, or 11%.

Selling, General and Administrative

SG&A decreased $142 million, or 7%, to $1.844 billion in 2009, principally due to lower employee compensation costs and other cost savings initiatives, principally resulting from the 2008 restructuring action described in the “Factors Affecting Comparability” section.

Depreciation and Amortization

Depreciation and amortization decreased $21 million, or 9%, to $204 million in 2009, due to lower capital lease depreciation expense and lower overall capital spending.

Adjusted Operating Income

Adjusted operating income decreased $8 million to $3.189 billion in 2009. The decrease principally reflects lower advertising and ancillary revenues, partially offset by higher affiliate revenues and the cost savings from restructurings.

Filmed Entertainment

	Year Ended December 31,		Better/(Worse)
	2009	2008	$	%
Revenues by Component
Theatrical	$1,321	$1,714	$(393)	(23)%
Home entertainment	2,501	2,724	(223)	(8)
Television license fees	1,383	1,333	50	4
Ancillary	277	262	15	6

Total revenues by component	$5,482	$6,033	$(551)	(9)%

Expenses
Operating	$4,652	$5,344	$692	13%
Selling, general & administrative	479	479	-	-
Depreciation & amortization	105	108	3	3

Total expenses	$5,236	$5,931	$695	12%

Adjusted Operating Income	$246	$102	$144	NM

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Marvel’s Iron Man and DreamWorks Animation’s Kung Fu Panda and Madagascar 2: Escape to Africa. Domestic theatrical revenues decreased 8%, and international theatrical revenues decreased 36%. Foreign exchange had a 9-percentage point negative impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $223 million, or 8%, to $2.501 billion in 2009. Decreased revenues principally reflect the number and mix of titles released in 2009 versus 2008. Domestic and international home entertainment revenues decreased 12% and 3%, respectively, with a 3-percentage point negative impact from foreign exchange on international revenues. The DVD market continued to be negatively affected by global economic conditions throughout most of 2009, with strengthening seen in the fourth quarter relative to our major release titles.

Television License Fees

Worldwide television license fees increased $50 million, or 4%, to $1.383 billion in 2009, principally reflecting higher Pay TV fees driven by the number and mix of available titles.

Ancillary

Ancillary revenues increased $15 million, or 6%, to $277 million in 2009 due to higher digital and merchandising revenues.

Expenses

Filmed Entertainment segment expenses decreased $695 million, or 12%, to $5.236 billion in 2009. The reduction in total expenses principally reflects our reduced film slate and lower costs associated with third party distribution agreements.

Operating

Operating expenses decreased $692 million, or 13%, to $4.652 billion in 2009. Distribution and other expenses decreased $487 million, or 19%, primarily related to the reduced number of theatrical releases, lower home entertainment expenses and cost savings initiatives. Film costs decreased $205 million, or 7%. The decrease was primarily due to lower participation costs associated with third party distribution arrangements, partially offset by higher amortization of certain film costs.

Selling, General and Administrative

SG&A was substantially flat at $479 million in 2009. The benefits from our cost savings initiatives contributed to containing SG&A costs.

Depreciation and Amortization

Depreciation and amortization decreased $3 million, or 3%, to $105 million in 2009.

Adjusted Operating Income

Adjusted operating income increased $144 million to $246 million in 2009. The increase principally reflects the success of certain 2009 releases, including Transformers: Revenge of the Fallen, Star Trek and Paranormal Activity and cost savings from restructurings and other initiatives, partially offset by fewer distributed films.

FACTORS AFFECTING COMPARABILITY

The consolidated financial statements as of and for the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009 and 2008 reflect our results of operations, financial position and cash flows reported in accordance with U.S. GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables reconcile our adjusted measures to our reported results for the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009 and 2008.

(in millions, except per share amounts)	Nine Months Ended September 30, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom*	Diluted EPS from Continuing Operations
Reported results	$2,207	$1,812	$1,175	$1.92
Factors Affecting Comparability:
Discrete tax benefits	-	-	(27)	(0.04)

Adjusted results	$2,207	$1,812	$1,148	$1.88

(in millions, except per share amounts)	Nine Months Ended September 30, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom*	Diluted EPS from Continuing Operations
Reported results	$1,904	$1,391	$954	$1.57
Factors Affecting Comparability:
Restructuring charges	33	33	21	0.03
Extinguishment of debt	-	84	52	0.09
Discrete tax benefits	-	-	(74)	(0.12)

Adjusted results	$1,937	$1,508	$953	$1.57

(in millions, except per share amounts)	Year Ended December 31, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom*	Diluted EPS from Continuing Operations
Reported results	$3,045	$2,417	$1,678	$2.76
Factors Affecting Comparability:
Restructuring and other charges	93	93	40	0.06
Extinguishment of debt	-	84	52	0.09
Discrete tax benefits	-	-	(124)	(0.20)

Adjusted results	$3,138	$2,594	$1,646	$2.71

(in millions, except per share amounts)	Year Ended December 31, 2008
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom*	Diluted EPS from Continuing Operations
Reported results	$2,562	$1,894	$1,257	$2.01
Factors Affecting Comparability:
Restructuring and other charges	454	454	286	0.46
Discrete tax benefits	-	-	(55)	(0.09)
Impairment of investments	-	27	27	0.04

Adjusted results	$3,016	$2,375	$1,515	$2.42

* The tax impact has been calculated using the rates applicable to the adjustments presented.

Restructuring and Other Charges

2009

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

2008

In the fourth quarter of 2008, to better align our organization and cost structure with changing economic conditions, we undertook a strategic review of our businesses which resulted in $454 million of charges. In addition to broad adverse economic conditions, the strategic review considered the emergence of sustained softness in the advertising market and ratings issues at certain channels in the Media Networks segment, and the Filmed Entertainment segment’s decision to reduce its future film slate. As a result of these initiatives we saved approximately $200 million in the year ended December 31, 2009. Approximately half of the savings from the restructuring charges were principally comprised of workforce reductions and were realized via lower compensation costs primarily included as a component of Selling, general and administrative expenses in our Consolidated Statement of Earnings. We have experienced similar levels of savings since the restructuring and expect to continue to experience similar levels of savings from the headcount reductions in future fiscal years, subject to the performance of our operations which may require further changes to our headcount, either increases or decreases, to effectively and efficiently manage our operations. In the year ended December 31, 2009, our cash savings were partially offset by severance payments made pursuant to our restructuring plan. With respect to the other charges, the savings are primarily related to reduced programming amortization attributable to abandoned programming included as a component of Operating expenses in our Consolidated Statement of Earnings, and will diminish ratably through 2011. Despite these savings, overall programming expenses have grown since the programming was abandoned and are likely to grow in the future as we continue to invest in programming in the normal course of business.

The following table presents the components of the 2008 restructuring and other charges by segment:

2008 Restructuring and Other Charges (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
Severance and lease termination costs	$71	$29	$3	$103
Programming and film inventory	286	19	-	305
Asset impairments and other	32	14	-	46

December 31, 2008	$389	$62	$3	$454

See Note 11 to our Consolidated Financial Statements for additional information regarding these actions.

Extinguishment of Debt

In the third quarter of 2009, we issued a total of $1.4 billion of senior notes with maturities of five, six and ten years. We used the net cash proceeds from these offerings of $1.393 billion to repurchase a substantial portion of our shorter term 5.75% Senior Notes due 2011 in a cash tender offer. Our repurchase of $1.307 billion of principal at a purchase price of $1,061.25 per $1,000 pursuant to the tender offer resulted in a pre-tax extinguishment loss of $84 million.

Discrete Tax Benefits

Discrete tax benefits of $27 million and $74 million were recognized in the nine months ended September 30, 2010 and 2009, respectively, which contributed 1.5 and 5.4 percentage points of tax benefit to our effective income tax rate in each respective period. Our effective income tax rate was 34.6% and 30.7% for the nine months ended September 30, 2010 and 2009, respectively. The benefit in the nine months ended September 30,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

2010 principally reflects tax benefits from the disposition of certain assets. The benefit in the nine months ended September 30, 2009 principally reflects reserve releases resulting from effectively settled audits and the recognition of certain previously unrecognized capital losses from international operations.

Discrete tax benefits of $124 million and $55 million were recognized in the year ended December 31, 2009 and 2008, respectively. Our effective income tax rate was 31.5% and 32.7% in 2009 and 2008, respectively. Discrete tax benefits, taken together with the impact of restructuring and other charges and the 2009 loss on extinguishment of debt, contributed 4.3 and 2.9 percentage points of tax benefit in each respective year. The discrete taxes in each period were principally due to reserve releases resulting from effectively settled audits. The benefit in 2009 also reflects the recognition of certain previously unrecognized capital losses from international operations.

Other Items

In 2008, we recognized non-cash investment impairment charges of $27 million.

LIQUIDITY AND CAPITAL RESOURCES

On each of July 1 and October 1, 2010, we paid cash dividends of $0.15 per share on our Class A and Class B common stock to stockholders of record at the close of business on June 21 and August 31, 2010, respectively. Dividends paid on each of July 1 and October 1, 2010 were $91 million. In addition, the Board of Directors authorized an increase in the funds available to purchase Class B common stock under our stock repurchase program to $4.0 billion from the existing remaining capacity of $1.275 billion.

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. During 2009, we strengthened our balance sheet by repaying amounts outstanding under our revolving credit facility and lengthening our maturities of public debt. On October 8, 2010, we terminated our existing $3.25 billion revolving credit facility and entered into a new $2.0 billion revolving credit facility reflecting our strengthened balance sheet and anticipated liquidity needs. The new facility matures in October 2013. Our cash flows from operations, together with our revolving credit facility, provide us with adequate resources to fund our anticipated ongoing cash requirements. In April 2010, we terminated our accounts receivable securitization programs because we had access to sufficient sources of liquidity at better terms.

Our principal uses of cash include the creation of new programming and film content, acquisitions of third-party content, ongoing investments in our businesses, capital expenditures, commitments to equity affiliates and acquisitions of businesses. We also use cash for interest and tax payments, quarterly cash dividends and discretionary share repurchases under our $4.0 billion stock repurchase program. We manage our use of cash with a goal of maintaining total debt levels within rating agency guidelines for an investment grade credit rating.

We have and may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash Flows

Cash and cash equivalents increased by $539 million for the nine months ended September 30, 2010, and decreased $494 million for the year ended December 31, 2009. The net change in cash and cash equivalents was attributable to the following:

Cash Flows	Nine Months Ended September 30,		Twelve Months Ended December 31,
(in millions)	2010	2009	2009	2008
Cash provided by operations	$1,147	$732	$1,151	$2,036
Net cash flow used in investing activities	(168)	(117)	(274)	(571)
Net cash flow used in financing activities	(436)	(1,169)	(1,388)	(1,555)
Effect of exchange rates on cash and cash equivalents	(4)	11	17	(38)

Net change in cash and cash equivalents	$539	$(543)	$(494)	$(128)

Operating Activities

Cash provided by operations was $1.147 billion for the nine months ended September 30, 2010, an increase of $415 million compared with the nine months ended September 30, 2009. The increase principally reflects the increase in earnings, lower pension contributions, lower print and advertising expenses and the comparison against a $175 million reduction in securitized receivables and an $84 million payment of a premium on debt extinguishment in 2009, partially offset by higher income tax payments. Cash tax payments increased during the period primarily as a result of prior year tax benefits associated with our fourth quarter 2008 restructuring and other charges, the expiration at December 31, 2009 of certain Federal income tax benefits related to programming and film investment and increased pre-tax earnings.

The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising time is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable and satellite television operators. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases. Our cash flow from operations tends to fluctuate seasonally as a result of the timing of cash payments and collections, typically being highest in the fourth quarter of the calendar year, which is the first quarter of our new fiscal year.

Cash provided by operations was $1.151 billion for the year ended December 31, 2009, a decrease of $885 million compared with 2008. The decrease was primarily due to a $950 million reduction in securitized receivables, increased pension contributions, severance payments and payment of a premium on our 2009 debt extinguishment, partially offset by lower payments for production spending, income taxes and interest.

Investing Activities

Cash used in investing activities was $168 million for the nine months ended September 30, 2010, compared with $117 million in the nine months ended September 30, 2009. The increase is primarily due to increased spending on capital expenditures and investments, principally related to Viacom 18 and EPIX, partially offset by cash acquired from DW Funding.

In general, our segments require relatively low levels of capital expenditures in relation to our annual cash flow from operations which contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.

Cash used in investing activities was $274 million for the year ended December 31, 2009, compared with $571 million in 2008. The decrease was primarily due to lower spending on acquisitions and investments in 2009, as well as lower spending on capital expenditures. In 2009, cash used in investing activities included $133 million

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

related to acquisitions and investments and $139 million in capital expenditures. In 2008, cash used in investing activities included $283 million of capital expenditures, principally related to improvements to certain new and existing facilities (including approximately $100 million related to New York real estate facilities), $146 million related to acquisitions and investments and a $150 million earn-out payment related to our 2006 acquisition of Harmonix, which is reflected in discontinued operations.

Financing Activities

Cash used in financing activities was $436 million for the nine months ended September 30, 2010, compared with $1.169 billion in the nine months ended September 30, 2009. The net outflow in 2010 is primarily driven by the repayment of DW Funding debt and dividends paid. The net outflow in 2009 was primarily driven by $750 million in payments related to the maturity of our floating rate senior notes which came due in the second quarter of 2009 and a decrease in amounts outstanding under our revolving credit facility. In the third quarter of 2009, we issued a total of $1.4 billion of senior notes and used the proceeds to repurchase $1.307 billion outstanding principal of our 5.75% Senior Notes due 2011.

Cash used in financing activities was $1.388 billion for the year ended December 31, 2009. The net outflow was primarily driven by the maturity of our $750 million floating rate senior notes and the decrease in amounts outstanding under our revolving credit facility. We did not repurchase any shares under our stock repurchase program during 2009.

Cash used in financing activities was $1.555 billion for the year ended December 31, 2008. The net outflow was principally driven by $1.266 billion of share repurchases under our stock repurchase program and net payments of $280 million on the outstanding balances related to our credit facility, commercial paper and other debt obligations.

Capital Resources

Capital Structure and Debt

At September 30, 2010, total debt was $6.752 billion, a decrease of $21 million from $6.773 billion at December 31, 2009. The decrease in debt reflects the cash flow generated by our operations.

Debt (in millions)	September 30, 2010	December 31, 2009
Senior notes and debentures	$6,320	$6,319
Commercial paper	-	16
Capital leases and other obligations	432	438

Total debt	$6,752	$6,773

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

(continued)

We used the net cash proceeds from these offerings of $1.393 billion to conduct a cash tender offer to repurchase any and all of the aggregate principal of our $1.5 billion 5.75% Senior Notes due 2011 at a purchase price of $1,061.25 per $1,000 of principal. Our repurchase of $1.307 billion of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $84 million. At September 30, 2010, $193 million of principal remained outstanding on the 5.75% Senior Notes due 2011.

In 2009, we also repurchased in the open market or paid off at maturity our $750 million of Senior Notes due June 16, 2009.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2010 and December 31, 2009, the total unamortized net discount related to the fixed rate senior notes and debentures was $23 million and $24 million, respectively.

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities and future access to capital markets, including our new revolving credit facility. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us.

Credit Facility

At September 30, 2010 and December 31, 2009, we had a single $3.25 billion revolving facility due December 2010, which we terminated on October 8, 2010 in connection with our entering into a new $2.0 billion revolving credit facility. There were no amounts outstanding under our prior credit facility at September 30, 2010. Consistent with the prior facility, the primary purpose of the new facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under each facility are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on our public debt rating. Under the new facility, this margin can range from 0.75% to 2.0% based on our current credit rating. A facility fee is paid based on the total amount of the commitments. Each facility contains typical covenants for an investment grade company. Each facility contains only one financial covenant that requires our interest coverage, calculated as operating income before depreciation and amortization divided by interest expense (defined by the credit agreement), for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at September 30, 2010.

Commercial Paper

There are no amounts outstanding under our commercial paper program at September 30, 2010. At December 31, 2009, the outstanding commercial paper of $16 million had a weighted average interest rate of 0.22% and a weighted average maturity of less than 30 days.

Current Portion of Debt

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months.

Securitization Facilities

There were no securitized receivables at December 31, 2009 and no activity during the period from January 1, 2010 through our termination of the securitization programs in April 2010.

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

Stock Repurchase Program

At September 30, 2010, there was $4.0 billion available to repurchase shares of our Class B Common Stock under our repurchase program. Until we resumed share repurchases under the program on October 1, 2010, we had not purchased any shares under the program since December 31, 2008. From October 1, 2010 through November 10, 2010, we have repurchased 4.3 million shares for an aggregate price of $162 million.

Commitments and Contingencies

Our commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and future funding commitments related to equity investees. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary which expires in 2011 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. See Note 14 to our Consolidated Financial Statements for additional information related to the redeemable noncontrolling interest.

In the course of our business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification agreement. Further, we may from time to time agree to pay additional consideration to the sellers of a business depending on the performance of the business during a period following the closing.

Guarantees

Leases

Under the terms of our separation from the former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation, we and Blockbuster Inc. (“Blockbuster”) agreed to indemnify Former Viacom with respect to any amount paid under certain guarantees related to lease commitments of Blockbuster. Additionally, in connection with the separation, we agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players, which Former Viacom sold in 2005. In addition, Viacom benefits from certain indemnities provided by the acquirer of Famous Players and by Blockbuster.

At September 30, 2010, these lease commitments, primarily related to Famous Players, amounted to $644 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $209 million with respect to such obligations. Based on our consideration of financial information available to us, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, we believe our accrual is sufficient to meet any future obligations.

Other

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2010 were $67 million and are not recorded on the balance sheet.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

In July 2010, we entered into a supplemental agreement with Network 18 Fincap Limited, our partner in Viacom 18, a joint venture in India. Among other things, the partners each agreed to guarantee bank debt of Viacom 18 on a pro rata basis, up to $100 million each, to the extent needed and subject to prior approval by both partners. The partners have not yet approved any borrowings subject to this guarantee.

Legal Matters

See the section entitled “Other Matters.”

Contractual Obligations

Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2010, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,377	$404	$547	$302	$124
Operating leases (2)	$1,109	$187	$347	$269	$306
Purchase obligations (3)	$546	$357	$135	$35	$19

On-Balance Sheet Arrangements
Capital lease obligations (4)	$258	$41	$60	$50	$107
Debt	$6,565	$193	$222	$850	$5,300
Interest payments	$6,952	$362	$702	$688	$5,200
Other long-term obligations (5)	$2,674	$1,483	$836	$342	$13

(1)	Programming and talent commitments include $1.076 billion relating to media networks programming and $301 million for talent contracts.
(2)	Includes long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.
(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)	Includes capital leases for satellite transponders.
(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.

Note: Not included in the amounts above are payments which may result from our unfunded defined benefit pension and other postretirement benefits of $356 million, unrecognized tax benefits of $377 million, including interest and penalties, approximately $25 million of funding commitments to joint ventures, interest payments to be made under our credit facility, $131 million of redeemable noncontrolling interest and lease guarantees of $644 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. We do expect to make contributions of approximately $50 million in fiscal 2011 to our pension plans.

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

Foreign Exchange Risk

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We recognized foreign exchange losses of $9 million and $34 million in the nine months ended September 30, 2010 and 2009, respectively, and $27 million and $50 million in the years ended December 31, 2009 and 2008, respectively. The decreases in foreign exchange losses are primarily due to the weakening of the U.S. Dollar against foreign currencies in which we operate.

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

The notional value of all foreign exchange contracts was $150 million and $300 million at September 30, 2010 and December 31, 2009, respectively. In 2010, $94 million related to net investments in foreign operations, $13 million related to expected foreign currency net cash flows and $43 million related to programming obligations. In 2009, $233 million related to net investments in foreign operations, $51 million related to expected foreign currency net cash flows and $16 million related to programming obligations.

Interest Rate Risk

A portion of our interest expense is exposed to movements in short-term rates. Interest rate hedges may be used to modify this exposure. As of September 30, 2010 and December 31, 2009, there were no interest rate hedges outstanding. Since the majority of our debt is fixed rate, we do not expect that a 1% increase or decrease in the level of interest rates would have a material impact on our Consolidated Financial Statements.

Viacom has issued senior notes and debentures that, at September 30, 2010, had an outstanding balance of $6.3 billion and an estimated fair value of $7.2 billion. A 1% increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the senior notes and debentures by approximately $570 million and $670 million.

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

Our most significant distribution arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation and the distribution agreements with Marvel and CBS Corporation. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

contracting parties of the films, except as pertains to certain contractually agreed upon advance payments. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

Sales Returns, Allowances and Uncollectible Accounts

In accordance with the accounting guidance related to revenue recognition when a right of return exists, revenue allowances are recorded to adjust amounts originally invoiced to the estimated net realizable value of a particular product. Upon the sale of home entertainment products to wholesalers and retailers, we record a reduction of revenue for the impact of estimated future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies.

Forecasted sales data is determined by comparing a particular release to product that has similar characteristics where applicable, such as franchise, genre, box office levels and release patterns, using regression analysis, decay rates and other tools. Based on the results of this analysis and the sales strategies to be used for the release, we reserve an appropriate percentage of each dollar of product revenue on a title taking into consideration the qualitative and quantitative factors described above. Forecasted sales data is reviewed and updated throughout each quarter, and, with respect to home entertainment product, is consistent with the projections of ultimate revenues used in applying the individual-forecast-computation method to amortize our film costs. Accordingly, a change in forecasted sales affects both the revenue allowance and related expenses. Actual sell-through data is reviewed as it becomes available against the forecasted sales data to ensure that estimates continue to be consistent with actual sales performance.

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have a $13 million impact on our total revenue for the nine months ended September 30, 2010. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors. In computing our sales returns rate, sales include home entertainment revenues of our Filmed Entertainment and Media Networks segments. Home entertainment revenues of our Media Networks segment are included within Media Networks’ ancillary revenues.

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectibility. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts relative to our trade accounts receivables would have a $20 million impact on our operating results for the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010, we recognized net discrete tax benefits of $27 million. A 1% change in our effective rate, excluding discrete items, would result in additional income tax expense of approximately $18 million for the nine months ended September 30, 2010.

We permanently reinvest the earnings of substantially all of our foreign subsidiaries outside the United States. We do not provide for U.S. taxes on earnings of our foreign subsidiaries for which the earnings are permanently reinvested.

Fair Value Measurements

The performance of fair value measurements is an integral part of the preparation of financial statements in accordance with GAAP. Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. Selection of the appropriate valuation technique, as well as determination of assumptions, risks and estimates used by market participants in pricing the asset or liability requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and certain liabilities. Either instance would have an impact on both our Consolidated Balance Sheet and Consolidated Statement of Earnings.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill. Goodwill at September 30, 2010 relates to our reporting units MTVN ($6.7 billion), BETN ($2.7 billion) and Paramount ($1.6 billion). On an annual basis, the test for goodwill impairment is performed using a two-step process, unless there is a triggering event, in which case a test would be performed sooner. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. For all periods presented, our reporting units are consistent with our operating segments, in all material respects.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

In determining the fair value of our reporting units, we used the following assumptions:

•

Expected cash flows underlying our business plans for the periods 2011 through 2015. Our cash flow assumptions are generally in line with those utilized in the prior year forecast period, with updates reflecting the improved advertising outlook in MTVN and cost savings initiatives in Paramount.

•	Cash flows beyond 2015 are projected to grow at a perpetual growth rate, which we estimated at 3.5%.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 8% to 11% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 20% reduction in the estimated fair value in each of our reporting units would not result in an impairment condition.

We have performed sensitivity analyses to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based on our annual assessment:

•

a one percentage point decrease in the five year compound average growth rate of cash flow over the periods 2011 through 2015 would reduce the indicated fair value of each of our reporting units by approximately 4% and would not result in an impairment of any reporting unit.

•

a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each of our reporting units by a range of approximately 10% to 15% and would not result in an impairment of any reporting unit.

•

a one percentage point increase in the discount rate would reduce the indicated fair value of each of our reporting units by a range of approximately 14% to 18% and would not result in an impairment of any reporting unit.

In connection with the change in our fiscal year end, we changed the date of our annual goodwill impairment test from October 1 to August 31. This change is preferable as it aligns the timing of the annual goodwill impairment test with our planning and budgeting process, which will allow us to utilize the updated business plans that result from the budget process in the discounted cash flow analyses that we use to estimate the fair value of our reporting units.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Discontinued Operations

In connection with our annual goodwill impairment test, we recorded a $230 million goodwill impairment charge related to Harmonix. The estimated fair value of Harmonix was determined using a discounted cash flow analysis. Significant assumptions reflected in the analysis include the estimated future cash flows of the business and discount rate. A one percentage point change in the perpetual growth rate or discount rate would not have resulted in a significant change in the goodwill impairment charge.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. On August 11, 2010, we filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. We believe we have substantial grounds on which to appeal.

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

Related Parties

National Amusements Inc. (“NAI”), through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). NAI also held a controlling interest in Midway Games, Inc. (“Midway”) until November 28, 2008. Sumner M. Redstone, the Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of both Viacom and CBS. In addition,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI, and the Vice Chair of the Board of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are typically overseen by our Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $21 million during the nine months ended September 30, 2010 and $34 million and $36 million during the years ended December 31, 2009 and 2008, respectively.

In connection with our stock repurchase programs, in 2008 we repurchased 3.6 million shares of Class B common stock from NAIRI Inc., a wholly-owned subsidiary of NAI, for an aggregate purchase price of $124 million. These purchases were made pursuant to an agreement with NAI and NAIRI, under which we agreed to buy from them, and they agreed to sell to us, a number of shares of our Class B common stock each month such that their ownership percentage of our Class A common stock and Class B common stock (considered as a single class) would not increase as a result of our purchase of shares under our stock repurchase program. This agreement was terminated in October 2008.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount made payments of $100 million to CBS during each of the quarters ended March 31, 2010, 2009 and 2008. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

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

(continued)

The following table summarizes the transactions with CBS as included in our consolidated financial statements.

CBS Related Party Transactions	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
Consolidated Statements of Earnings
Revenues	$244	$406	$506
Operating expenses	$318	$504	$561

	September 30, 2010	December 31, 2009
Consolidated Balance Sheets
Accounts receivable	$9	$25
Other assets	1	1

Total due from CBS	$10	$26

Accounts payable	$4	$3
Participants’ share and residuals, current	227	178
Programming rights, current	100	132
Programming rights, noncurrent	263	185
Other liabilities	39	13

Total due to CBS	$633	$511

Agreements with CBS Corporation

In connection with the separation, we and CBS entered into a Separation Agreement, a Transition Services Agreement and a Tax Matters Agreement, as well as certain other agreements to govern the terms of the separation and certain of the ongoing relationships between CBS and us after the separation. These related party arrangements are more fully described below.

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

Limitations on Certain Acquisitions. Subject to limited exceptions, the Separation Agreement provides that none of Viacom, any subsidiary of Viacom or any person that is controlled by Viacom after the separation will own or acquire an interest in a radio or television broadcast station, television broadcast network or daily newspaper, if such ownership or acquisition would (i) cause CBS, any subsidiary of CBS or any entity controlled by CBS after the date of the separation to be in violation of U.S. federal laws limiting the ownership or control of radio broadcast stations, television broadcast stations and/or television broadcast networks or (ii) limit in any manner at any time under such laws CBS’ ability to acquire additional interests in a radio or television broadcast station and/or television broadcast network. These restrictions will terminate when none of Mr. Redstone, NAI, NAIRI or any of their successors, assigns or transferees are deemed to have interests in both CBS and Viacom that are attributable under applicable U.S. federal laws.

The Separation Agreement also provides that neither Viacom, any subsidiary of Viacom or any person controlled by Viacom nor CBS, any subsidiary of CBS or any person controlled by CBS will acquire any asset, enter into any agreement or accept or agree to any condition that purports to bind, or subjects to a legal order, the other company, its subsidiaries or any person it controls without such other party’s written consent.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Tax Matters Agreement

The Tax Matters Agreement sets forth Viacom’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods before and including the merger, the preparation and filing of income tax returns for such periods, disputes with taxing authorities regarding income taxes for such periods and indemnification for income taxes that would become due if the merger were taxable. Viacom is generally responsible for federal, state and local, and foreign income taxes for periods before the merger relating to Viacom’s respective businesses. Income tax liabilities relating to discontinued operations and previously disposed businesses have been allocated in accordance with the principles applicable under the Separation Agreement for liabilities relating to those operations and businesses. Other income tax liabilities, including items that do not specifically relate to either business, will be shared equally. Viacom and CBS will generally be jointly responsible for managing any dispute relating to income taxes for which both parties may be responsible. The Tax Matters Agreement also provides that, depending on the event, Viacom may have to indemnify CBS, or CBS may have to indemnify Viacom, for some or all of the taxes resulting from the transactions related to the merger and the distribution of Viacom common stock if the merger and distribution do not qualify as tax-free under Sections 355 and 368 of the Code.

Other Related Party Transactions

In the ordinary course of business, we are involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities as more fully described in Note 3 to our Consolidated Financial Statements. These related party transactions principally relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Consolidated Statements of Earnings
Revenues	$168	$375	$408
Operating expenses	$53	$207	$249
Selling, general, and administrative	$(24)	$-	$-

	September 30, 2010	December 31, 2009
Consolidated Balance Sheets
Accounts receivable	$88	$102
Other assets	9	10

Total due from other related parties	$97	$112

Accounts payable	$26	$39
Participants' share and residuals, current	-	47
Other liabilities	29	55
Current portion of debt	-	65
Noncurrent portion of debt	-	33

Total due to other related parties	$55	$239

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

Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2010, Viacom maintained effective internal control over financial reporting.

The assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

VIACOM INC.

By:	/s/ PHILIPPE P. DAUMAN
Philippe P. Dauman
President and Chief Executive Officer

By:	/s/ JAMES W. BARGE
James W. Barge
Executive Vice President, Chief Financial Officer

By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at September 30, 2010 and December 31, 2009, and the results of their operations and their cash flows for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

November 11, 2010

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions, except per share amounts)		2009	2008

Revenues	$9,337	$13,257	$13,947
Expenses:
Operating	4,883	7,191	8,167
Selling, general and administrative	2,025	2,642	2,824
Depreciation and amortization	222	379	394

Total expenses	7,130	10,212	11,385
Operating income	2,207	3,045	2,562
Interest expense, net	(320)	(430)	(482)
Equity in net losses of investee companies	(67)	(77)	(74)
Loss on extinguishment of debt	-	(84)	-
Other items, net	(8)	(37)	(112)

Earnings from continuing operations before provision for income taxes	1,812	2,417	1,894
Provision for income taxes	(627)	(762)	(620)

Net earnings from continuing operations	1,185	1,655	1,274
Discontinued operations, net of tax	(321)	(67)	(6)

Net earnings (Viacom and noncontrolling interests)	864	1,588	1,268

Net losses (earnings) attributable to noncontrolling interests	(10)	23	(17)

Net earnings attributable to Viacom	$854	$1,611	$1,251

Amounts attributable to Viacom:
Net earnings from continuing operations	$1,175	$1,678	$1,257
Discontinued operations, net of tax	(321)	(67)	(6)

Net earnings attributable to Viacom	$854	$1,611	$1,251

Basic earnings per share attributable to Viacom:
Continuing operations	$1.93	$2.76	$2.01
Discontinued operations	$(0.53)	$(0.11)	$(0.01)
Net earnings	$1.40	$2.65	$2.00

Diluted earnings per share attributable to Viacom:
Continuing operations	$1.92	$2.76	$2.01
Discontinued operations	$(0.52)	$(0.11)	$(0.01)
Net earnings	$1.40	$2.65	$2.00

Weighted average number of common shares outstanding:
Basic	608.0	607.1	624.7
Diluted	610.7	608.3	625.4

Dividends declared per share of Class A and Class B common stock	$0.30	$-	$-

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$837	$298
Receivables, net	2,417	2,876
Inventory, net	861	767
Deferred tax assets, net	77	108
Prepaid and other assets	281	244
Assets held for sale	76	137

Total current assets	4,549	4,430
Property and equipment, net	1,102	1,175
Inventory, net	4,145	3,731
Goodwill	11,035	11,107
Intangibles, net	467	554
Deferred tax assets, net	156	-
Other assets	568	589
Assets held for sale	74	314

Total assets	$22,096	$21,900

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$210	$247
Accrued expenses	1,000	1,148
Participants’ share and residuals	1,059	1,063
Program rights obligations	390	404
Deferred revenue	256	286
Current portion of debt	31	123
Other liabilities	435	394
Liabilities held for sale	117	86

Total current liabilities	3,498	3,751

Noncurrent portion of debt	6,721	6,650
Participants' share and residuals	453	739
Program rights obligations	691	523
Deferred tax liabilities, net	-	84
Other liabilities	1,343	1,303
Liabilities held for sale	-	5
Redeemable noncontrolling interest	131	168

Commitments and contingencies (Note 14)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 52.0 and 52.4 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 556.5 and 555.0 outstanding, respectively	1	1
Additional paid-in capital	8,346	8,287
Treasury stock, 151.5 common shares held in treasury	(5,725)	(5,725)
Retained earnings	6,775	6,106
Accumulated other comprehensive income (loss)	(114)	35

Total Viacom stockholders’ equity	9,283	8,704
Noncontrolling interests	(24)	(27)

Total equity	9,259	8,677

Total liabilities and equity	$22,096	$21,900

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$864	$1,588	$1,268
Discontinued operations, net of tax	321	67	6

Net earnings from continuing operations	1,185	1,655	1,274
Reconciling items:
Depreciation and amortization	222	379	394
Feature film and program amortization	3,015	4,346	4,808
Equity-based compensation	80	102	99
Equity in net losses and distributions from investee companies	72	86	103
Deferred income taxes	(119)	118	29
Decrease in securitization program	-	(950)	-
Operating assets and liabilities, net of acquisitions:
Receivables	410	208	153
Inventory, program rights and participations	(3,251)	(4,162)	(4,646)
Accounts payable and other current liabilities	(404)	(512)	(330)
Other, net	(73)	(125)	133
Discontinued operations, net	10	6	19

Cash provided by operations	1,147	1,151	2,036

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	(63)	(133)	(146)
Capital expenditures	(105)	(139)	(283)
Discontinued operations, net	-	(2)	(142)

Net cash flow used in investing activities	(168)	(274)	(571)

FINANCING ACTIVITIES
Borrowings	-	5,462	2,845
Debt repayments	(276)	(6,781)	(2,945)
Commercial paper	(16)	16	(56)
Purchase of treasury stock	-	(8)	(1,266)
Dividends paid	(91)	-	-
Other, net	(53)	(77)	(133)

Net cash flow used in financing activities	(436)	(1,388)	(1,555)

Effect of exchange rate changes on cash and cash equivalents	(4)	17	(38)

Net change in cash and cash equivalents	539	(494)	(128)
Cash and cash equivalents at beginning of period	298	792	920

Cash and cash equivalents at end of period	$837	$298	$792

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in millions)	Common Stock Outstanding (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

December 31, 2007	644.8	$8,080	$(4,502)	$3,219	$114	$6,911	$8	$6,919

Net earnings				1,251		1,251	17	1,268
Translation adjustments					(40)	(40)	(14)	(54)
Defined benefit pension plans					(119)	(119)	-	(119)
Other					(4)	(4)	-	(4)

Comprehensive income						1,088	3	1,091

Noncontrolling interests				26		26	3	29
Equity-based compensation and other	0.7	107				107	-	107
Purchase of treasury stock	(38.7)		(1,223)			(1,223)	-	(1,223)

December 31, 2008	606.8	8,187	(5,725)	4,496	(49)	6,909	14	6,923

Net earnings				1,611		1,611	(23)	1,588
Translation adjustments					32	32	(1)	31
Defined benefit pension plans					52	52	-	52
Other					-	-	-	-

Comprehensive income						1,695	(24)	1,671

Noncontrolling interests				(1)		(1)	(17)	(18)
Equity-based compensation and other	0.6	101				101	-	101

December 31, 2009	607.4	8,288	(5,725)	6,106	35	8,704	(27)	8,677

Adoption of accounting for consolidation of variable interest entities as of January 1, 2010				(28)		(28)	(12)	(40)

	607.4	8,288	(5,725)	6,078	35	8,676	(39)	8,637
Net earnings				854		854	10	864
Translation adjustments					(81)	(81)	(1)	(82)
Defined benefit pension plans					(60)	(60)		(60)
Other					(8)	(8)		(8)

Comprehensive income						705	9	714

Noncontrolling interests		(4)		28		24	6	30
Dividends declared				(185)		(185)		(185)
Equity-based compensation and other	1.1	63				63		63

September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company, engaging audiences on television, motion picture, Internet and mobile platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. The Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties.

Basis of Presentation

Change in Fiscal Year

In 2010, the Company changed its fiscal year end to September 30 from December 31. The Company made this change to better align its financial reporting period, as well as its annual planning and budgeting process, with the Company’s business cycle, particularly the cable broadcast year. As a result of this change, the Consolidated Financial Statements include the Company’s financial results for the nine-month transition period of January 1, 2010 through September 30, 2010. The unaudited comparative information for the nine months ended September 30, 2009 is included in Note 18. The years ended December 31, 2009 and 2008 reflect the twelve-month results of the respective calendar year.

Accounting Changes

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the transfer of financial assets that would have required the Company to reflect receivables sold to third parties under the Company’s accounts receivable securitization programs as securitized borrowings beginning on January 1, 2010. The new guidance did not affect the Company’s Consolidated Financial Statements as there was no activity under the programs during the period from January 1, 2010 through the Company’s termination of the programs in April 2010.

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

At December 31, 2009, the Company held a 49% minority equity interest in DW Funding LLC (“DW Funding”), which owns the DreamWorks live-action film library. Paramount and its international affiliates also held the exclusive distribution rights to the live-action film library, for which Paramount received distribution fees. In addition, the Company guaranteed $204 million of certain unsecured mezzanine financing of DW Funding. See Note 7 for additional information regarding the guarantee.

Based upon the level of equity investment at risk, the Company previously determined that DW Funding was a VIE; however, under the previous accounting model, the Company did not consolidate DW Funding. In connection with the adoption of the new accounting rules for VIEs, the Company consolidated DW Funding beginning on January 1, 2010. The principal impact on the Company’s Consolidated Financial Statements was an

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

increase in debt of approximately $400 million and a corresponding increase in other net assets, principally film inventory. As more fully described in Note 3, the Company acquired the remaining 51% of the equity in DW Funding in February 2010.

With respect to the Company’s other VIEs, its assessment of which entity has the power to direct matters that most significantly impact the activities of these VIEs did not result in any changes to its previous conclusions as to which entity is the primary beneficiary of these VIEs. See Note 3 for additional information on the Company's involvement with VIEs.

Reclassification

Certain amounts have been reclassified to conform to the 2010 presentation.

Discontinued Operations

Discontinued operations, net of tax, reflects the results of operations of our Harmonix business (“Harmonix”) and adjustments related to businesses previously sold, including Famous Players and Blockbuster Inc. (“Blockbuster”), for all periods presented.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Viacom Inc., its subsidiaries and VIEs where the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Equity in net losses of investee companies in the Consolidated Statements of Earnings. Related party transactions between the Company and CBS Corporation (“CBS”), National Amusements Inc. (“NAI”) and Midway Games, Inc. (“Midway”), which ceased to be a related party on November 28, 2008, have not been eliminated.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s most significant distribution arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. and the distribution agreements with MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company, and CBS. Under the terms of these agreements, the Company is generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company generally retains a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

Sales Returns, Allowances & Uncollectible Accounts

The Company records a provision for sales returns and allowances, including price protection incentives, at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, the Company considers numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. The Company’s reserve for sales returns and allowances was $254 million and $416 million at September 30, 2010 and December 31, 2009, respectively. The Company’s allowance for doubtful accounts was $76 million and $94 million at September 30, 2010 and December 31, 2009, respectively. The decreases principally reflect a reduction in the sale and shipment of home entertainment products.

Inventory

Inventories related to theatrical and original media network programming content (which include direct production costs, production overhead, acquisition costs and development costs) are stated at the lower of amortized cost or fair value.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Film inventories, which are included as a component of Inventory, net, in the Consolidated Balance Sheets, are amortized and estimated liabilities for residuals and participations are accrued using an individual-film-forecast-computation method based on the ratio of current period to estimated remaining total revenues (“ultimate revenues”). Ultimate revenues for feature films include revenues from all sources that are estimated to be earned within ten years from the date of a film’s initial theatrical release. For acquired film libraries, the Company’s estimate of ultimate revenues is for a period within 20 years from the date of acquisition. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. The Company has entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

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

Advertising Expense

The Company expenses advertising costs as they are incurred. The Company incurred total advertising expenses of $869 million in the nine months ended September 30, 2010 and $1.248 billion and $1.603 billion in the years ended December 31, 2009 and 2008, respectively.

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

In connection with the change in fiscal year end, the Company changed the date of its annual goodwill impairment test from October 1 to August 31. This change is preferable as it aligns the timing of the annual goodwill impairment test with the Company’s planning and budgeting process, which will allow the Company to utilize the updated business plans that result from the budget process in the discounted cash flow analyses that we use to estimate the fair value of the Company’s reporting units.

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

In connection with its annual goodwill impairment test, the Company recorded a $230 million goodwill impairment charge related to Harmonix. The estimated fair value of Harmonix was determined using a discounted cash flow analysis. Significant assumptions reflected in the analysis include the estimated future cash flows of the business and discount rate. A one percentage point change in the perpetual growth rate or discount rate would not have resulted in a significant change in the goodwill impairment charge.

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to defined benefit plans, unrealized gains or losses on certain derivative financial instruments, and unrealized gains and losses on investments in equity securities which are publicly traded.

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing Net earnings attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of equity-based compensation awards based upon the application of the treasury stock method. Anti-dilutive common shares were excluded from the calculation of diluted earnings per common share.

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
Weighted average common shares outstanding, basic	608.0	607.1	624.7
Dilutive effect of equity-based compensation awards	2.7	1.2	0.7

Weighted average common shares outstanding, diluted	610.7	608.3	625.4

Anti-dilutive common shares	37.1	41.1	43.9

Provision for Income Taxes

The Company's provision for income taxes includes the current tax owed on the current period earnings, as well as a deferred provision which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of unfavorable tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.

For tax positions we have taken or expect to take in a tax return, we apply a more likely than not assessment (i.e., there is a greater than 50 percent chance) that the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. Interest and penalties related to uncertain tax positions are included in the Provision for income taxes in the Consolidated Statements of Earnings. Liabilities for uncertain tax positions are classified as Other liabilities – current or noncurrent in the Consolidated Balance Sheets based on when they are expected to be paid.

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

Equity-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service.

Investments

The Company’s investments primarily consist of investments in equity. Investments in which the Company has a significant influence, but not a controlling interest, are accounted for using the equity method. Other investments are carried at fair value, to the extent publicly traded, with unrealized gains and losses recorded in other comprehensive income, or at cost. The Company monitors its investments for impairment at least annually and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based on qualitative and quantitative information. The Company’s investments are included in Other assets - noncurrent in the Consolidated Balance Sheets.

Guarantees

At the inception of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed by issuing the guarantee. The related liability is subsequently reduced as utilized or extinguished and increased if there is a probable loss associated with the guarantee which exceeds the value of the recorded liability.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Foreign Currency Translation

Assets and liabilities of subsidiaries with a functional currency other than United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at average exchange rates during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Foreign subsidiaries using the U.S. Dollar as the functional currency include remeasurement adjustments in earnings.

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

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s recurring fair value measures relate to marketable securities and derivative instruments. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets and are Level 3 measurements.

Treasury Stock

Treasury stock is accounted for using the cost method.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, allowance for doubtful accounts, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

NOTE 3. ACQUISITIONS & INVESTMENTS

In the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, the Company invested $63 million, $133 million and $146 million, respectively, in acquisitions and investments.

At September 30, 2010 and December 31, 2009, the Company had equity method investments totaling $146 million and $186 million, respectively. The Company holds an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn Mayer in April 2008 to exhibit certain motion pictures on behalf of the equity partners' movie studios through a premium pay television channel and video-on-demand services available on multiple platforms.

In July 2010, the Company entered into a supplemental agreement with Network 18 Fincap Limited, its partner in Viacom 18, a joint venture in India. The partners each agreed to provide Viacom 18 with approximately $70 million of future funding, approximately $45 million of which was funded in September 2010, and to guarantee bank debt of Viacom 18 on a pro rata basis, up to $100 million each, to the extent needed and subject to prior approval by both partners. The partners have not yet approved any borrowings subject to this guarantee. As a result of the agreement, the Company is no longer committed to fund previously unspent funding commitments. Other than such commitments to Viacom 18, the Company has no other significant future funding commitments to equity investees.

In February 2010, the Company acquired the remaining 51% that we did not already own of the equity in DW Funding in exchange for the assumption of approximately $400 million of debt. In October 2009, the Company acquired the global rights to the Teenage Mutant Ninja Turtles for $64 million. The pro forma impact of business combinations completed during the nine months ended September 30, 2010 and each of the years ended December 31, 2009 and 2008, either individually or in the aggregate, were not material to the Company.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Variable Interest Entities

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets to expand the reach of its brands, develop new programming and/or distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a VIE. In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Unconsolidated Variable Interest Entities

The Company has a number of unconsolidated investments in which it holds a non-controlling ownership interest, including but not limited to Rhapsody, EPIX and Viacom 18. These arrangements are typically entered into with strategic partners and generally contain the following governance provisions: (i) the funding of the venture is provided by the equity holders pro rata based on their ownership interest; (ii) the investments are initially funded to meet short-term working capital requirements with funding commitments provided by the partners to fund future operating needs; (iii) commercial arrangements between the Company, the venture and other related parties are negotiated between the parties and are believed to be at market rates; and (iv) voting rights are consistent with the equity holders’ rights and obligations to share in the profits and losses of the variable interest entity. In connection with these investment arrangements the Company does not have the power to direct matters that most significantly impact the activities of the VIE and therefore does not qualify as the primary beneficiary. Accordingly, these investments are accounted for under the equity method of accounting and are included in Other assets-noncurrent in the Consolidated Balance Sheets. In these arrangements, the Company’s risk of loss is typically limited to its carrying value and future funding commitments.

At September 30, 2010 and December 31, 2009, the Company’s aggregate investment carrying value in unconsolidated VIEs was $98 million and $144 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 13.

Consolidated Variable Interest Entities

In April 2008, MTV Networks’ Hispanic-oriented cable network MTV Tr3s acquired an interest in a television broadcaster to expand its reach to Hispanic audiences in the Los Angeles and other southwest markets where the target company held broadcast licenses. The Company acquired a non-voting equity interest in the broadcaster of approximately 32% and has certain rights and obligations related to its investment, including the guarantee of third-party bank debt. The Company has determined that it is the primary beneficiary as it has the power to direct certain matters that significantly impact the activities of the VIE and the obligation to absorb losses that could be potentially significant to the VIE through its equity interest and its guarantee of third-party bank debt. Accordingly, the Company consolidates the entity. As of September 30, 2010 and December 31, 2009, there are $37 million and $43 million of assets and $84 million and $85 million of liabilities, respectively, in respect of this entity included within the Company’s Consolidated Balance Sheets. The operating results of this consolidated VIE in 2009 included a $60 million non-cash impairment charge related to certain broadcast licenses held by the entity. The impact to Net earnings attributable to Viacom in 2009 was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest. Except for the 2009 impairment charge, the revenues, expenses and operating income for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008 were not significant to the Company.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4. GOODWILL AND INTANGIBLES

Goodwill

For the nine months ended September 30, 2010 and the year ended December 31, 2009, the changes in the book value of goodwill by segment were as follows:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at December 31, 2008	$9,453	$1,625	$11,078
Purchase price adjustments	11	-	11
Foreign currency translation	18	-	18

Balance at December 31, 2009	9,482	1,625	11,107
Foreign currency translation	(39)	-	(39)
Other	(1)	(32)	(33)

Balance at September 30, 2010	$9,442	$1,593	$11,035

Intangibles

The following table details the Company’s intangible asset balances by major asset classes:

Intangibles (in millions)	September 30, 2010	December 31, 2009
Finite lived intangible assets:
Subscriber agreements	$62	$61
Film distribution and fulfillment services	280	344
Other intangible assets	338	361

Total finite lived intangible assets	680	766
Accumulated amortization on finite lived intangible assets:
Subscriber agreements	(23)	(20)
Film distribution and fulfillment services	(163)	(184)
Other intangible assets	(173)	(165)

Total accumulated amortization on finite lived intangible assets	(359)	(369)

Finite lived intangible assets, net	$321	$397

Trademarks and other, indefinite lived	146	157

Total intangibles, net	$467	$554

Amortization expense relating to intangible assets was $61 million for the nine months ended September 30, 2010 and $155 million and $131 million for the years ended December 31, 2009 and 2008, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2010 to be as follows for each of the next five fiscal years:

Amortization of Intangibles (in millions)	2011	2012	2013	2014	2015
Amortization expense	$76	$61	$56	$27	$17

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 5. INVENTORY

Inventory (in millions)	September 30, 2010	December 31, 2009
Film inventory:
Released, net of amortization	$900	$770
Completed, not yet released	83	173
In process and other	652	467

Total film inventory, net of amortization	1,635	1,410
Original programming:
Released, net of amortization	1,033	956
Completed, not yet released	5	6
In process and other	475	451

Total original programming, net of amortization	1,513	1,413
Acquired program rights, net of amortization	1,708	1,504
Merchandise and other inventory, net of allowance of $73 and $80	150	171

Total inventory, net	5,006	4,498
Less current portion of inventory, net	(861)	(767)

Total inventory-noncurrent, net	$4,145	$3,731

The Company expects to amortize approximately $890 million of original programming and film inventory, including released and completed, not yet released during the fiscal year ending September 30, 2011 using the individual-film-forecast-computation method. In addition, the Company expects to amortize 84% of unamortized released original programming and film inventory, excluding acquired film libraries, at September 30, 2010 within the next three years. As of September 30, 2010, unamortized film libraries of $273 million remain to be amortized based on the respective film ultimates, where available, or on a straight-line basis over a remaining life of six years.

NOTE 6. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	September 30, 2010	December 31, 2009
Senior Notes and Debentures:
Senior notes due April 2011, 5.750%	$193	$193
Senior notes due September 2014, 4.375%	597	596
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	1,496	1,496
Senior notes due October 2017, 6.125%	497	497
Senior notes due September 2019, 5.625%	554	554
Senior debentures due April 2036, 6.875%	1,735	1,735
Senior debentures due October 2037, 6.750%	248	248
Senior notes due December 2055, 6.850%	750	750
Commercial paper	-	16
Capital lease and other obligations	432	438

Total debt	6,752	6,773
Less current portion	(31)	(123)

Total noncurrent portion	$6,721	$6,650

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

The Company used the net cash proceeds from these offerings of $1.393 billion to conduct a cash tender offer to repurchase any and all of the aggregate principal of its $1.5 billion 5.75% Senior Notes due 2011 at a purchase price of $1,061.25 per $1,000 of principal. The Company’s repurchase of $1.307 billion of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $84 million. At September 30, 2010, $193 million of principal remained outstanding on the 5.75% Senior Notes due 2011.

In 2009, the Company also repurchased in the open market or paid off at maturity its $750 million of Senior Notes due June 16, 2009.

The Company’s outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2010 and December 31, 2009, the total unamortized net discount related to the fixed rate senior notes and debentures was $23 million and $24 million, respectively.

The fair value of the Company’s senior notes and debentures exceeded the carrying value by $894 million and $335 million as of September 30, 2010 and December 31, 2009, respectively. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facility

At September 30, 2010 and December 31, 2009, the Company had a single $3.25 billion revolving facility due December 2010, which we terminated on October 8, 2010 in connection with our entering into a new $2.0 billion revolving credit facility. The new facility matures in October 2013. There were no amounts outstanding under the prior credit facility at September 30, 2010. Consistent with the prior facility, the primary purpose of the new facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under each facility are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company’s public debt rating. Under the new facility, this margin can range from 0.75% to 2.0% based on the Company’s current credit rating. A facility fee is paid based on the total amount of the commitments. Each facility contains typical covenants for an investment grade company. Each facility contains only one financial covenant that requires the Company’s interest coverage, for the most recent four consecutive fiscal quarters to be at least 3.0x, which it met at September 30, 2010.

Commercial Paper

There were no amounts outstanding under the Company’s commercial paper program at September 30, 2010. At December 31, 2009, the outstanding commercial paper of $16 million had a weighted average interest rate of 0.22% and a weighted average maturity of less than 30 days.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Current Portion of Debt

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months. The Senior Notes due in April 2011 are classified as long-term debt as the Company has the intent and ability, through utilization of its $2.0 billion revolving credit facility due October 2013, to refinance this debt.

Scheduled Debt Maturities

The Company’s scheduled maturities of debt at face value for each of the next five fiscal years, excluding capital leases, outstanding at September 30, 2010 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$193	$138	$84	$600	$250	$5,300

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

At September 30, 2010 and December 31, 2009, the notional value of all foreign exchange contracts was $150 million and $300 million, respectively. In 2010, $94 million related to net investments in foreign operations, $13 million related to expected foreign currency net cash flows and $43 million related to programming obligations. In 2009, $233 million related to net investments in foreign operations, $51 million related to expected foreign currency net cash flows and $16 million related to programming obligations. The net fair value of the Company’s foreign exchange contracts was $1 million as of September 30, 2010.

A portion of the Company’s interest expense is exposed to movements in short-term rates. Interest rate hedges may be used to modify this exposure at the discretion of the Company. As of September 30, 2010 and December 31, 2009, there were no interest rate hedges outstanding; however the Company had unrecognized gains related to terminated interest rate swaps of $34 million and $39 million, respectively, which are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Such balances are being recognized as a reduction of Interest expense, net in the Consolidated Statements of Earnings over the life of the related senior notes and debentures.

At September 30, 2010, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and foreign exchange contracts. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for foreign exchange contracts is determined utilizing a market-based approach.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the valuation of the Company’s financial assets and liabilities as of September 30, 2010 and December 31, 2009:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2010
Marketable securities	$78	$78	$-	$-
Foreign exchange contracts	1	-	1	-

Total	$79	$78	$1	$-

December 31, 2009
Marketable securities	$79	$79	$-	$-
Other financial instruments	(57)	-	(3)	(54)

Total	$22	$79	$(3)	$(54)

The $54 million of Level 3 other financial instruments as of December 31, 2009 related to the Company’s guarantee of certain debt of DW Funding. The guarantee was terminated during the quarter ended March 31, 2010. No gain or loss was recognized upon termination.

NOTE 8. STOCKHOLDERS’ EQUITY

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

Dividends

Stockholders of Class A common stock and Class B common stock will share ratably in any cash dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock. On June 9, 2010, the Company’s Board of Directors approved a quarterly cash dividend on its Class A and Class B common stock. The Company paid quarterly dividends of $0.15 per share on July 1 and October 1, 2010 to stockholders of record at the close of business on June 21 and August 31, 2010, respectively. Dividends paid on each of July 1 and October 1, 2010 was $91 million.

Conversion

So long as there are 5,000 shares of Class A common stock outstanding, each share of Class A common stock will be convertible at the option of the holder of such share into one share of Class B common stock.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Preferred Stock

The Company’s capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2010 and December 31, 2009, none of the 25 million authorized shares of the preferred stock were issued and outstanding.

Other Comprehensive Income (Loss)

Total changes in stockholders’ equity are included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The pre-tax and after-tax components of Other comprehensive income (loss) are as follows:

Other Comprehensive Income (Loss) (in millions)	Pre-Tax	Tax	After-Tax
Year ended December 31, 2008

Translation adjustments	$(54)	$-	$(54)
Defined benefit pension plans	(194)	75	(119)
Other	(7)	3	(4)

	$(255)	$78	$(177)

Year ended December 31, 2009

Translation adjustments	$31	$-	$31
Defined benefit pension plans	87	(35)	52
Other	(5)	5	-

	$113	$(30)	$83

Nine months ended September 30, 2010

Translation adjustments	$(82)	$-	$(82)
Defined benefit pension plans	(99)	39	(60)
Other	(9)	1	(8)

	$(190)	$40	$(150)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The components of Accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss)	September 30, 2010	December 31,
(in millions)		2009	2008
Translation adjustments*	$13	$94	$62
Unrealized (loss) gain on securities	-	3	(2)
Cash flow hedges	34	39	44
Defined benefit pension plans	(161)	(101)	(153)

	$(114)	$35	$(49)

*	Includes translation adjustments related to noncontrolling interests and the redeemable noncontrolling interest of $1 million for the nine months ended September 30, 2010 and $1 million and $14 million for the years ended December 31, 2009 and 2008, respectively.

Stock Repurchase Program

On June 9, 2010, the Company’s Board of Directors authorized an increase in the funds available to purchase Class B common stock under the Company’s stock repurchase program to $4.0 billion from the existing remaining capacity of $1.275 billion. Until the Company resumed share repurchases under the program on October 1, 2010, we had not purchased any shares under the program since December 31, 2008. From October 1, 2010 through November 10, 2010, we have repurchased 4.3 million shares for an aggregate purchase price of $162 million.

For the year ended December 31, 2008, 35.1 million shares were repurchased in the open market under the $4.0 billion program for an aggregate purchase price of $1.099 billion and an additional 3.6 million shares were purchased from NAI under an agreement with NAI for an aggregate purchase price of $124 million. The agreement with NAI was terminated effective October 10, 2008.

NOTE 9. EQUITY-BASED COMPENSATION

The Company’s 2006 Long-Term Management Incentive Plan, as amended and restated on December 2, 2008 (the “LTMIP”) provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), unrestricted shares of Class B common stock, phantom shares, dividend equivalents, performance share units (“PSUs”) and performance-based RSUs (“PRSUs”) and other awards, or a combination of any of the above. In addition, the Company’s director equity plans provide for automatic grants of stock options and RSUs to outside directors each year. The Company has primarily granted stock options and RSUs to employees. Certain senior executives have also received PSUs and PRSUs.

Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. RSUs typically vest ratably over a four-year period from the date of the grant. The Company grants PSUs with the target number of PSUs granted to an executive representing the right to receive a corresponding number of shares of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of the Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The measurement period is at least three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 200/300% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for the measurement period, in which case the executive would receive a percentage of the target award. The PRSUs vest in four equal annual installments and will deliver, at the time of vesting, 75% to 125% of the target number of shares of Class B common stock underlying the PRSUs, depending on the achievement of

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Company financial targets over specified periods. RSUs, PSUs and PRSUs accrue dividends each time the Company declares a quarterly cash dividend while the award is outstanding, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.

Upon the exercise of a stock option award or the vesting of RSUs, PSUs or PRSUs, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2010, the Company had 151.5 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2010 and December 31, 2009 was approximately 39.5 million and 44.7 million, respectively, assuming that outstanding PSU and PRSU awards are paid at target except for those awards for which the measurement period has been completed.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
Recognized in earnings:
Stock options	$31	$34	$42
RSUs, PSUs and PRSUs	49	68	57

Total compensation cost in earnings	$80	$102	$99

Tax benefit recognized	$28	$38	$37
Capitalized equity-based compensation expense	$6	$11	$14

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

	Nine Months Ended September 30, 2010	Year Ended December 31,
Key Assumptions		2009	2008
Weighted average fair value of grants	$10.35	$13.06	$11.50
Weighted average assumptions:
Expected stock price volatility	29.1%	63.5%	30.3%
Expected term of options (in years)	5.2	5.5	5.0
Risk-free interest rate	2.4%	2.7%	3.3%
Expected dividend yield	-	-	-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes information about the Company’s stock option transactions:

	September 30, 2010		December 31, 2009		December 31, 2008
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	36,012.6	$45.77	42,018.8	$48.15	43,741.5	$49.69
Granted	7,463.8	33.77	2,960.4	22.63	4,748.0	35.28
Exercised	(60.5)	26.65	(30.5)	22.70	(115.0)	23.83
Forfeited or expired	(5,275.3)	62.57	(8,936.1)	49.38	(6,355.7)	49.54

Outstanding at the end of the period	38,140.6	$41.13	36,012.6	$45.77	42,018.8	$48.15

Exercisable at the end of the period	25,770.1	$45.11	27,208.1	$49.88	31,144.6	$51.44

The weighted average remaining contractual life of stock options outstanding and exercisable, respectively, at September 30, 2010 is 4 years and 3 years. The aggregate intrinsic value of stock options outstanding and exercisable, respectively, at September 30, 2010 is $64 million and $16 million.

The following table summarizes information relating to stock option exercises during the periods presented:

Stock Option Exercises	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
Proceeds from stock option exercises	$2	$1	$3
Intrinsic value	$-	$-	$2
Tax benefit	$-	$-	$1

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2010 is approximately $115 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years.

Other Equity-Based Awards

The grant date fair value for RSUs and PRSUs is based on the Company’s stock price on the date of the grant. The grant date fair value for the PSUs subject to the market and performance condition indicated earlier in this note is computed using a Monte Carlo model to estimate the total return ranking of Viacom among the S&P 500 Index companies on the date of grant over the measurement periods. Compensation cost assumes all performance goals will be met and is being recognized as the requisite service period is fulfilled.

The following table summarizes activity relating to the Company’s RSUs, PSUs and PRSUs:

	September 30, 2010		December 31, 2009		December 31, 2008
RSUs, PSUs, and PRSUs (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	6,139.2	$36.29	4,198.2	$45.36	3,217.7	$45.34
Granted*	3,872.5	35.80	3,460.3	25.94	2,115.3	42.81
Vested	(1,852.1)	38.58	(1,010.9)	38.94	(848.5)	40.75
Forfeited	(430.4)	44.54	(508.4)	34.49	(286.3)	39.88

Unvested at the end of the period	7,729.2	$35.03	6,139.2	$36.29	4,198.2	$45.36

*	Grant activity includes 2.0 million performance-based share units at target for the nine months ended September 30, 2010 and 0.8 million and 0.7 million for the years ended December 31, 2009 and 2008, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs, PSUs and PRSUs at September 30, 2010 is 2 years and $280 million, respectively. At September 30, 2010, 30,950 RSUs were vested and deferred with a weighted average grant date fair value of $28.46 and an aggregate intrinsic value of $1 million.

The fair value of RSUs, PSUs and PRSUs vested was $60 million during the nine months ended September 30, 2010 and $23 million and $29 million during the years ended December 31, 2009 and 2008, respectively. Total unrecognized compensation cost related to these awards at September 30, 2010 is approximately $192 million and is expected to be recognized over a weighted-average period of 2 years.

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

A September 30, 2010 and December 31, 2009 measurement date was used for all pension and other postretirement benefit plans for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension and postretirement benefit plans:

Change in Benefit Obligation	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
(in millions)	Pension Benefits		Postretirement Benefits
Benefit obligation, beginning of period	$659	$648	$12	$12

Service cost	18	27	1	1
Interest cost	31	38	-	1
Amendments	-	1	-	-
Actuarial loss / (gain)	112	(25)	1	(1)
Curtailments	-	(12)	-	-
Benefits paid	(13)	(18)	(1)	(1)

Benefit obligation, end of period	$807	$659	$13	$12

Change in Plan Assets	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
(in millions)	Pension Benefits		Postretirement Benefits
Fair value of plan assets, beginning of period	$414	$231	$-	$-

Actual return on plan assets	35	82	-	-
Employer contributions	28	119	1	1
Benefits paid	(13)	(18)	(1)	(1)

Fair value of plan assets, end of period	$464	$414	$-	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Funded status	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
(in millions)	Pension Benefits		Postretirement Benefits
Funded status*	$(343)	$(245)	$(13)	$(12)

*	These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.

Accumulated Benefit Obligation

The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. Since the Company’s unfunded plans are frozen the projected benefit obligation equals the accumulated benefit obligation. Included in the change in benefit obligation table above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation (in millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Accumulated benefit obligation	$556	$443	$209	$166	$765	$609

Projected benefit obligation	$598	$493	$209	$166	$807	$659
Fair value of plan assets	$464	$414	$-	$-	$464	$414

Funded Status	$(134)	$(79)	$(209)	$(166)	$(343)	$(245)

Net Periodic Benefit Costs

Net periodic benefit cost for the Company under Viacom’s pension and postretirement benefit plans consists of the following:

	Nine Months Ended September 30, 2010	Year Ended December 31,		Nine Months Ended September 30, 2010	Year Ended December 31,
Net Periodic Benefit Costs		2009	2008		2009	2008
(in millions)	Pension Benefits			Postretirement Benefits
Service cost	$18	$27	$35	$1	$1	$1
Interest cost	31	38	34	-	1	1
Expected return on plan assets	(25)	(23)	(27)	-	-	-
Amortization of unrecognized prior service cost	1	1	-	-	-	-
Recognized actuarial loss	6	9	3	-	-	-
Net actuarial gain due to curtailment/settlement	-	(10)	-	-	-	-

Net periodic benefit costs	$31	$42	$45	$1	$2	$2

In 2009, the Company amended certain defined benefit pension plans, including freezing future benefits under its unfunded excess pension plan, which resulted in a net curtailment gain.

The items reflected in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost (Income)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
(in millions)	Pension Benefits		Postretirement Benefits
Unrecognized actuarial loss / (gain)	$247	$149	$1	$(1)
Unrecognized prior service cost	1	2	-	-

Total	$248	$151	$1	$(1)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income	Nine Months Ended September 30, 2010
(in millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$104	$2
Recognized actuarial loss	(6)	-
Prior service cost	(1)	-

Total pretax loss	$97	$2

The amounts in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that are expected to be recognized as components of net periodic benefit cost during the fiscal year ended September 30, 2011 are as follows:

Accumulated Other Comprehensive Income (in millions)	Pension	Postretirement	Total

Actuarial loss	$14	$-	$14
Prior service cost	$1	$-	$1

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Key Assumptions	Pension Benefits		Postretirement Benefits
Weighted-average assumptions - benefit obligations
Discount rate	5.60%	6.30%	5.50%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Weighted-average assumptions - net periodic costs
Discount rate	6.30%	7.00%	6.25%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $2 million on pension expense for the nine months ended September 30, 2010 and would change the projected benefit obligation by approximately $27 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets would be a change of approximately $1 million on pension expense for the nine months ended September 30, 2010.

The following assumptions were also used in accounting for postretirement benefits:

Key Assumptions for Postretirement Benefits	2010	2009
Projected health care cost trend rate for participants age 65 and below	8.50%	8.50%
Projected health care cost trend rate for participants above age 65	8.50%	9.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved for participants age 65 and below	2021	2019
Year ultimate trend rate is achieved for participants above age 65	2021	2019

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The percentage of asset allocations of the Company’s funded pension plan at September 30, 2010 and December 31, 2009, by asset category were as follows:

Asset Allocations of Funded Pension Plan	September 30, 2010	December 31, 2009
Equity securities	68%	69%
Debt securities	32	31

Total	100%	100%

Viacom Class B common stock represents approximately 2% of the plan assets fair values at September 30, 2010 and December 31, 2009.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the plan’s assets at fair value as of September 30, 2010. The fair value of the plan’s assets are measured using the quoted prices in the active markets for identical assets, which represents Level 1 within the hierarchy set forth in the accounting guidance for fair value measurements.

Fair Value of Plan Assets (in millions)	September 30, 2010	December 31, 2009
Cash and Cash Equivalents	$1	$-

Equity Securities
Viacom B common stock	10	8
U.S. large cap	147	135
U.S. small / mid cap	53	50
World ex-U.S.	106	93

Debt Securities
Emerging markets	23	20
High yield	42	39
Long duration	82	69

Total	$464	$414

Future Benefit Payments and Contributions

The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments (in millions)	2011	2012	2013	2014	2015	2016-2020
Pension benefits	$36	$42	$42	$45	$45	$284
Postretirement benefits	$ 1	$ 1	$ 1	$ 1	$ 1	$ 6

The Company expects to contribute approximately $50 million to the funded pension plan in fiscal year 2011.

401(k) Plans

Viacom has defined contribution (401(k)) plans for the benefit of substantially all the Company’s employees meeting certain eligibility requirements. The Company’s matching contributions to such plans were $18 million for the nine months ended September 30, 2010 and $17 million and $18 million for the years ended December 31, 2009 and 2008, respectively.

Other Retirement Plans

Certain employees of the Company under collective bargaining agreements participate in union-sponsored multi-employer plans to which Viacom is obligated to contribute. These plans provide pension and health and welfare benefits. The contributions to these plans were $4 million in the nine months ended September 30, 2010 and $5 million and $3 million in the years ended December 31, 2009 and 2008, respectively.

NOTE 11. RESTRUCTURING AND OTHER CHARGES

During the second quarter of 2009, the Company incurred $33 million of severance charges, which are included within Selling, general and administrative expenses in the Consolidated Statement of Earnings. During the nine months ended September 30, 2010 and the year ended December 31, 2009, approximately $13 million and $12 million, respectively, related to these charges was paid out in cash, leaving a remaining liability of $7 million as of September 30, 2010.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the fourth quarter of 2009, the Company recorded a $60 million non-cash impairment charge in the Media Networks segment related to certain broadcast licenses held by a 32%-owned consolidated entity. This charge is included within Depreciation and amortization in the Consolidated Statement of Earnings. The impact to Net earnings attributable to Viacom was a reduction of $19 million in 2009. The impairment results from a planned change in strategy of distribution in the affected markets as well as a sustained deterioration in the advertising markets that supported the broadcast licenses. The fair value of the broadcast licenses was determined under an income approach utilizing the projected net cash flows of the licenses, a Level 3 input within the hierarchy set forth in the accounting guidance for fair value measurements.

In the fourth quarter of 2008, to better align the Company’s organization and cost structure with changing economic conditions, the Company undertook a strategic review of its businesses which resulted in an aggregate charge of $454 million. In addition to broad adverse economic conditions, the strategic review considered the emergence of sustained softness in the advertising market and ratings issues at certain channels in the Media Networks segment, and the Filmed Entertainment segment’s decision to reduce its future film slate. The restructuring plan included workforce reductions of 890 positions across the Company’s domestic and international operations and resulted in an associated restructuring charge of $103 million. The charge includes $80 million for severance, principally consisting of one-time benefits for terminated employees and $23 million related to lease termination costs. The plan was substantially completed in 2008. Payments of $8 million were made in the nine months ended September 30, 2010, and payments of $63 million and $7 million were made in the years ended December 31, 2009 and 2008, respectively. There have been no significant changes to the restructuring plan. At September 30, 2010 the remaining liability is $6 million.

In conjunction with the strategic review, the Company also assessed the effectiveness of its programming and motion pictures not yet released. As a result of the assessment, the Media Networks segment recorded a charge of $286 million principally related to management’s decision to cease use of certain acquired and original programming that was no longer achieving desired audience levels and/or branding objectives. The charge reflects the acceleration of amortization of such programming into the fourth quarter of 2008, consistent with the decision to discontinue airing of the respective programs subsequent to the fourth quarter of 2008. The Filmed Entertainment segment recorded a charge of $19 million primarily related to pre-release write downs related to certain completed but not yet released films produced under the Paramount Vantage label. As a result of the restructuring, management changed its release strategy for these films, resulting in future revenue estimates falling below their cost.

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

The restructuring charges gave rise to certain future liabilities, the components of which are detailed below for nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
December 31, 2007	$37	$-	$24	$61
Additions	65	27	-	92
Severance payments	(28)	(4)	(13)	(45)
Revisions to initial estimates	(3)	-	-	(3)

December 31, 2008	71	23	11	105
Additions	16	17	-	33
Severance payments	(52)	(18)	(8)	(78)
Lease payments	(12)	-	-	(12)
Revisions to initial estimates	(1)	(4)	-	(5)

December 31, 2009	22	18	3	43
Severance payments	(9)	(9)	(1)	(19)
Lease payments	(4)	-	-	(4)
Revisions to initial estimates	(5)	-	(2)	(7)

September 30, 2010	$4	$9	$-	$13

NOTE 12. INCOME TAXES

Earnings from continuing operations before provision for income taxes consist of the following:

Pre-tax Earnings from Continuing Operations	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
United States	$1,579	$1,982	$1,490
International	233	435	404

Pre-tax earnings from continuing operations	$1,812	$2,417	$1,894

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
Current provision for income taxes:
Federal	$553	$427	$328
State and local	67	38	96
International	126	179	167

Total current provision for income taxes	746	644	591
Deferred provision for income taxes	(119)	118	29

Provision for income taxes	$627	$762	$620

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Nine Months Ended September 30, 2010	Year Ended December 31,
Effective Tax Rate		2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.2	3.2	3.4
Effect of international operations	1.2	(2.5)	(3.7)
Audit settlements	(1.6)	(4.3)	(2.4)
Qualified production activities deduction	(3.8)	(1.8)	(1.9)
Tax benefit on dispositions and capital losses	(2.9)	(1.1)	-
All other, net	3.5	3.0	2.3

Effective tax rate, continuing operations	34.6%	31.5%	32.7%

During the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, the Company recognized net discrete tax benefits of $27 million, $124 million and $55 million, respectively, which served to reduce the provision for income taxes for those periods. The benefit in 2010 principally reflects tax benefits from the disposition of certain assets. The 2009 and 2008 benefits relate principally to the release of tax reserves in respect of certain effectively settled tax positions. The 2009 net discrete tax benefit also reflects the recognition of certain previously unrecognized capital losses from international operations.

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30, 2010	December 31, 2009
Deferred Tax Assets:
Provision for expense and losses	$357	$366
Postretirement and other employee benefits	237	240
Tax credit and loss carryforwards	120	148
All other	190	157

Total deferred tax assets	904	911
Valuation allowance	(144)	(144)

Total deferred tax assets, net	$760	$767

Deferred Tax Liabilities:
Property, equipment and intangible assets	$(527)	$(661)
All other	-	(82)

Total deferred tax liabilities	(527)	(743)

Deferred taxes, net	$233	$24

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to net operating losses in foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets.

At September 30, 2010 and December 31, 2009, respectively, the Deferred tax assets, net and Deferred tax liabilities, net included as a component of the Company’s Consolidated Balance Sheets were as follows:

Deferred Tax Assets	September 30, 2010	December 31, 2009
(in millions)
Current deferred tax assets, net	$77	$108
Noncurrent deferred tax assets, net	156	-
Noncurrent deferred tax liabilities, net	-	(84)

Deferred tax assets, net	$233	$24

The Company has $51 million of acquired tax loss carryforwards at September 30, 2010. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in 2019. In addition, the Company has approximately $201 million of tax losses in various foreign jurisdictions that are primarily from countries with unlimited carry forward periods and $122 million of tax losses that expire in the fiscal years 2011 through 2027.

As of September 30, 2010, the Company has not made any provision for income taxes on approximately $1.18 billion of unremitted earnings of the Company’s international subsidiaries. These earnings are intended to be permanently reinvested outside the U.S.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Balance at beginning of the period	$300	$351	$342
Gross additions based on tax positions related to the current year	25	21	57
Gross additions for tax positions of prior years	18	56	22
Gross reductions for tax positions of prior years	(37)	(77)	(70)
Expiration of the statute of limitation	(2)	(51)	-

Balance at end of the period	$304	$300	$351

As set forth in the table above, the Company had unrecognized tax benefits of $304 million for the nine months ended September 30, 2010 and $300 million and $351 million for the years ended December 31, 2009 and 2008, respectively. At September 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was approximately $291 million.

As discussed in Note 2, the Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. The Company recognized interest and penalties of $5 million for the nine months ended September 30, 2010 and $33 million and $17 million for the years ended December 31, 2009 and 2008, respectively. The Company had accruals of $73 million and $78 million related to interest and penalties recorded as a component of Other liabilities-current and noncurrent in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For years ending on or prior to December 31, 2005, the Company filed consolidated and combined tax returns with CBS Corporation. In jurisdictions in which tax filings are prepared, with few exceptions, the Company is no longer subject to income tax examinations by the IRS, state, local or international tax authorities for years through 2005. The IRS, New York State and New York City concluded their examinations of the Viacom and CBS Corporation U.S. consolidated and state and city combined income tax returns through 2005 in 2009 and 2010. In connection with the separation and pursuant to the terms of the Tax Matters Agreement, Viacom and CBS Corporation agreed to each be financially responsible for 50% of any potential income tax liabilities that arose in 2005 or earlier, to the extent such potential income tax liabilities were not directly attributable to their respective business operations. Currently, there are no material potential income tax liabilities still in dispute. The IRS began its examination of the Company’s 2006 and 2007 U.S. consolidated federal income tax returns in the first quarter of 2009. Tax authorities are also conducting examinations of Viacom subsidiaries in various international jurisdictions, such as Canada and various states, including New York. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $120 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

NOTE 13. RELATED PARTY TRANSACTIONS

NAI, through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation. Sumner M. Redstone, the Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of both Viacom and CBS Corporation. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI, and the Vice Chair of the Board of both Viacom and CBS Corporation. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS Corporation. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are typically overseen by the Company’s Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $21 million during the nine months ended September 30, 2010 and $34 million and $36 million during the years ended December 31, 2009 and 2008, respectively.

In connection with the Company’s stock repurchase programs, the Company entered into an agreement with NAIRI Inc. (“NAIRI”), a wholly-owned subsidiary of NAI, and NAI under which the Company agreed to buy from them, and they agreed to sell to the Company, a number of shares of Viacom Class B common stock each month such that their ownership percentage of Viacom Class A common stock and Class B common stock (considered as a single class) would not increase as a result of the Company’s repurchase of shares under its stock repurchase program. In 2008, the Company repurchased 3.6 million shares of Class B common stock from NAIRI for an aggregate purchase price of $124 million. The agreement was terminated in October 2008.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable, together with the annual advance due to CBS, prior to any participation payments to CBS. In connection with this agreement, Paramount made payments of $100 million to CBS during each of the quarters ended March 31, 2010, 2009 and 2008. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008
Consolidated Statements of Earnings
Revenues	$244	$406	$506
Operating expenses	$318	$504	$561

	September 30, 2010	December 31, 2009

Consolidated Balance Sheets
Accounts receivable	$9	$25
Other assets	1	1

Total due from CBS	$10	$26

Accounts payable	$4	$3
Participants’ share and residuals, current	227	178
Programming rights, current	100	132
Programming rights, noncurrent	263	185
Other liabilities	39	13

Total due to CBS	$633	$511

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated VIEs as more fully described in Note 3. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Nine Months Ended September 30, 2010	Year Ended December 31,
(in millions)		2009	2008

Consolidated Statements of Earnings
Revenues	$168	$375	$408
Operating expenses	$53	$207	$249
Selling, general, and administrative	$(24)	$-	$-

	September 30, 2010	December 31, 2009

Consolidated Balance Sheets
Accounts receivable	$88	$102
Other assets	9	10

Total due from other related parties	$97	$112

Accounts payable	$26	$39
Participants' share and residuals, current	-	47
Other liabilities	29	55
Debt, current	-	65
Debt, noncurrent	-	33

Total due to other related parties	$55	$239

All other related party transactions are not material in the periods presented.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and future funding commitments related to equity investees. See Note 3 to the Company’s Consolidated Financial Statements for additional information relating to the Company’s future funding commitments to equity investees. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, the Company is subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary, which expires in 2011. See Note 15 to the Company’s Consolidated Financial Statements for additional information related to the redeemable noncontrolling interest.

Programming and talent commitments of the Company not recorded on the balance sheet, which aggregate approximately $1.377 billion as of September 30, 2010, included $1.076 billion relating to media networks programming and $301 million for talent contracts. At September 30, 2010, the Company had recorded, on the balance sheet, programming commitments of $1.081 billion. Amounts expected to be paid over the next five fiscal years are as follows: $390 million, $273 million, $219 million, $143 million and $43 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company has long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles. At September 30, 2010, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments	Capital	Operating
(in millions)
2011	$41	$187
2012	33	180
2013	27	167
2014	25	152
2015	25	117
2016 and thereafter	107	306

Total minimum payments	$258	$1,109

Amounts representing interest	(51)

Total	$207

Future minimum operating lease payments have been reduced by future minimum sublease income of $9 million. Rent expense amounted to $122 million for the nine months ended September 30, 2010 and $158 million and $151 million for the years ended December 31, 2009 and 2008, respectively.

The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $546 million as of September 30, 2010.

The Harmonix acquisition agreement provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders are eligible for incremental earn-out payments. In 2008, the Company paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. At September 30, 2010, the Company believes that it is entitled to a refund of a substantial portion of amounts previously paid, but the final amount of the earn-out has not yet been determined.

Contingencies

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions.

Leases

Under the terms of the Company’s separation from Former Viacom, which is now known as CBS Corporation, the Company and Blockbuster have agreed to indemnify Former Viacom with respect to any amount paid under certain guarantees related to lease commitments of Blockbuster. Additionally, in connection with the separation, the Company agreed to indemnify Former Viacom with respect to certain theater lease obligations associated with Famous Players, which Former Viacom sold in 2005. In addition, the Company benefits from certain indemnities provided by the acquirer of Famous Players and by Blockbuster.

At September 30, 2010, these lease commitments, primarily related to Famous Players, amounted to $644 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $209 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

Other

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2010 were $67 million and are not recorded on the balance sheet.

In July 2010, the Company entered into a supplemental agreement with Network 18 Fincap Limited, its partner in Viacom 18, a joint venture in India. Among other things, the partners each agreed to guarantee bank debt of Viacom 18 on a pro rata basis, up to $100 million each to the extent needed and subject to prior approval by both partners. The partners have not yet approved any borrowings subject to this guarantee.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. On August 11, 2010, we filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. The Company believes it has substantial grounds on which to appeal.

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

NOTE 15. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008

Cash paid for interest	$270	$425	$495
Cash paid for income taxes	$806	$603	$741

Non-cash Investing and Financing Activities:
Equipment acquired under capitalized leases	$-	$134	$10
Investments with joint ventures	$-	$-	$4

Acquisitions:
Fair value of assets	$-	$66	$176
Fair value of liabilities	-	(2)	(90)
Noncontrolling interest	-	-	(11)

Cash paid, net of cash acquired*	$-	$64	$75

*Excludes a $150 million earn-out payment in 2008. See Note 14 for additional information.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Interest Expense, net (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Interest expense	$(326)	$(440)	$(514)
Interest income	6	10	32

Interest expense, net	$(320)	$(430)	$(482)

Other Items, net (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Loss on securitization programs	$-	$(14)	$(34)
Foreign exchange loss	(9)	(27)	(50)
Impairment of minority investment	-	-	(27)
Other gains/(losses)	1	4	(1)

Other items, net	$(8)	$(37)	$(112)

Redeemable Noncontrolling Interest (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Beginning balance	$168	$148	$229
Net earnings	4	11	13
Distributions	(8)	(8)	(8)
Translation adjustment	(5)	16	(60)
Redemption value adjustment	(28)	1	(26)

Ending balance	$131	$168	$148

Receivable Securitization Arrangements

During the year ended December 31, 2009 activity under the accounts receivable securitization programs consisted of $3.315 billion of proceeds from the sale of receivables, $4.287 billion of cash remitted to the facility, including $175 million related to a scheduled reduction in participation by a sponsor, and $22 million of cash paid for interest. During the year ended December 31, 2008 activity consisted of $3.946 billion of proceeds, $3.982 billion of cash remitted and $36 million of cash paid for interest. There were no amounts outstanding under the programs at December 31, 2009 and no activity during the period from January 1, 2010 through the termination of the programs by the Company in April 2010.

NOTE 16. REPORTING SEGMENTS

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

During 2010, the Company changed its measure of segment performance from operating income (loss) to adjusted operating income (loss) to more closely align with the way management reviews the results and assesses the performance of the Company's segments. The Company defines adjusted operating income (loss) for its segments as operating income (loss), less equity-based compensation and certain other items identified as

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

affecting comparability, including restructuring and other charges, when applicable. Equity-based compensation is excluded from the segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management. Segment information for the prior periods has been revised to reflect the Company’s new measure of segment performance.

Revenues by Segment (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Media Networks	$6,077	$7,926	$8,078
Filmed Entertainment	3,362	5,482	6,033
Eliminations	(102)	(151)	(164)

Total revenues	$9,337	$13,257	$13,947

Adjusted Operating Income (Loss) (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Media Networks	$2,399	$3,189	$3,197
Filmed Entertainment	38	246	102
Corporate expenses	(150)	(194)	(186)
Equity-based compensation	(80)	(102)	(99)
Eliminations	-	(1)	2
Restructuring and other charges	-	(93)	(454)

Operating income	2,207	3,045	2,562
Interest expense, net	(320)	(430)	(482)
Equity in net losses of investee companies	(67)	(77)	(74)
Loss on extinguishment of debt	-	(84)	-
Other items, net	(8)	(37)	(112)

Earnings from continuing operations before provision for income taxes	$1,812	$2,417	$1,894

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,		September 30, 2010	December 31, 2009
		2009	2008
Media Networks	$148	$264	$263	$15,911	$16,189
Filmed Entertainment	69	105	108	5,343	5,549
Corporate/Eliminations	5	10	23	842	162

Total	$222	$379	$394	$22,096	$21,900

Capital Expenditures (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Media Networks	$60	$71	$203
Filmed Entertainment	43	66	78
Corporate	2	2	2

Total capital expenditures	$105	$139	$283

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Revenues by Component (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,
		2009	2008
Advertising	$3,251	$4,405	$4,722
Feature film	3,172	5,205	5,771
Affiliate fees	2,372	2,901	2,620
Ancillary	644	897	998
Eliminations	(102)	(151)	(164)

Total revenues	$9,337	$13,257	$13,947

Revenues generated from international markets were 28% of total consolidated revenues in the nine months ended September 30, 2010 and 28% and 30% of total consolidated revenues in the years ended December 31, 2009 and 2008, respectively. The Company’s principal international businesses are in Europe, of which the United Kingdom and Germany together accounted for approximately 42% of total European revenues for the nine months ended September 30, 2010 and 48% of total European revenues for each of the years ended December 31, 2009 and 2008.

	Revenues*			Long-lived Assets**
Geographic Information (in millions)	Nine Months Ended September 30, 2010	Year Ended December 31,		September 30, 2010	December 31, 2009
		2009	2008
United States	$6,697	$9,496	$9,797	$5,132	$4,754
Europe	1,643	2,413	2,728	321	322
All other	997	1,348	1,422	179	204

Total	$9,337	$13,257	$13,947	$5,632	$5,280

* Revenue classifications are based on customers’ locations. Transactions within the Company between geographic areas are not significant.

** Reflects total assets less current assets, deferred tax assets, goodwill, intangibles, investments and assets held for sale.

NOTE 17. PROPERTY AND EQUIPMENT

Property and Equipment, Net (in millions)	September 30, 2010	December 31, 2009	Estimated Life (in years)
Land	$247	$246	-
Buildings	347	328	20 to 40
Capital leases	364	394	3 to 15
Equipment and other	1,603	1,655	3 to 15

Property and equipment	2,561	2,623
Less: Accumulated depreciation	(1,459)	(1,448)

Property and equipment, net	$1,102	$1,175

Depreciation expense, including capitalized lease amortization, was $161 million for the nine months ended September 30, 2010 and $224 million and $263 million for the years ended December 31, 2009 and 2008, respectively. Amortization expense related to capital leases was $28 million for the nine months ended September 30, 2010 and $35 million and $48 million for the years ended December 31, 2009 and 2008, respectively. Accumulated amortization of capital leases was $173 million and $162 million at September 30, 2010 and December 31, 2009, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 18. TRANSITION PERIOD COMPARATIVE DATA

Statements of Earnings Data	Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009 (unaudited)
Revenues	$9,337	$9,238
Operating income	2,207	1,904
Earnings from continuing operations before provision for income taxes	1,812	1,391
Provision for income taxes	(627)	(427)

Net earnings from continuing operations	1,185	964
Discontinued operations, net of tax	(321)	(37)

Net earnings (Viacom and noncontrolling interests)	864	927
Net earnings attributable to noncontrolling interests	(10)	(10)

Net earnings attributable to Viacom	$854	$917

Amounts attributable to Viacom:
Net earnings from continuing operations	$1,175	$954
Discontinued operations, net of tax	(321)	(37)

Net earnings attributable to Viacom	$854	$917

Basic earnings per share attributable to Viacom:
Continuing operations	$1.93	$1.57
Discontinued operations	$(0.53)	$(0.06)
Net earnings	$1.40	$1.51

Diluted earnings per share attributable to Viacom:
Continuing operations	$1.92	$1.57
Discontinued operations	$(0.52)	$(0.06)
Net earnings	$1.40	$1.51

Weighted average number of common shares outstanding:
Basic	608.0	607.0
Diluted	610.7	607.9

Statements of Cash Flows Data:
Cash provided by operations	$1,147	$732
Net cash flow used in investing activities	(168)	(117)
Net cash flow used in financing activities	(436)	(1,169)
Effect of exchange rates on cash and cash equivalents	(4)	11

Increase (decrease) in cash and cash equivalents	$539	$(543)

NOTE 19. DISCONTINUED OPERATIONS

In September 2010, the Company’s Board of Directors authorized management to proceed with a sale of Harmonix. Management is actively marketing Harmonix for sale and is committed to a plan that management believes will result in the sale of the business within twelve months. Accordingly, the results of operations of Harmonix, which were previously included in the Media Networks segment, are presented as discontinued operations in all periods presented.

In connection with its annual goodwill impairment test, the Company recorded an impairment charge on Harmonix goodwill of $230 million. The impairment resulted from continued softness in the disc-based video game industry, specifically the music genre, which has impacted sales of recent video game releases. The cash flow projections used in the goodwill impairment analysis reflect these conditions. The Company recorded additional charges of approximately $30 million, principally related to unamortized development costs and other assets associated with legacy versions of the Rock Band game. These charges are included as a component of Discontinued operations, net of tax in the Consolidated Statement of Earnings.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the results of operations of Harmonix, which is presented as discontinued operations in the consolidated financial statements for all periods presented. Other discontinued operations activity in all years reflects adjustments related to businesses previously sold.

Discontinued Operations (in millions)	Harmonix	All Other	Total
Nine months ended September 30, 2010
Revenues from discontinued operations	$62	$-	$62

Pre-tax losses from discontinued operations	$(369)	$7	$(362)
Income tax provision	53	(12)	41

Net losses from discontinued operations	$(316)	$(5)	$(321)

Year ended December 31, 2009
Revenues from discontinued operations	$362	$-	$362

Pre-tax earnings (losses) from discontinued operations	$(141)	$32	$(109)
Income tax provision	54	(12)	42

Net earnings (losses) from discontinued operations	$(87)	$20	$(67)

Year ended December 31, 2008
Revenues from discontinued operations	$678	$-	$678

Pre-tax earnings (losses) from discontinued operations	$(39)	$23	$(16)
Income tax provision	15	(5)	10

Net earnings (losses) from discontinued operations	$(24)	$18	$(6)

For the nine months ended September 30, 2010, the difference between the effective tax rate for Harmonix and the federal statutory rate of 35% principally reflects the goodwill impairment charge for which no tax benefit was recognized, while the difference between the rates for the years ended December 31, 2009 and 2008 principally reflects the state and local taxes.

Assets and liabilities classified as held for sale as of September 30, 2010 and December 31, 2009 are related to Harmonix and are as follows:

Harmonix Net Assets (in millions)	September 30, 2010	December 31, 2009
Assets/(Liabilities):
Current assets	$76	$137
Goodwill	64	294
Other assets	10	20
Accounts payable and other liabilities	(103)	(54)
Deferred revenue	(14)	(37)

Net assets	$33	$360

NOTE 20. QUARTERLY FINANCIAL DATA (unaudited):

2010 (in millions, except per share information)	First	Second	Third	Nine Months Ended September 30, 2010

Revenues	$2,732	$3,275	$3,330	$9,337
Operating income	$554	$816	$837	$2,207
Net earnings from continuing operations (Viacom and noncontrolling interests)	$257	$438	$490	$1,185
Net earnings (Viacom and noncontrolling interests)	$247	$426	$191	$864
Net earnings from continuing operations attributable to Viacom	$255	$432	$488	$1,175
Net earnings attributable to Viacom	$245	$420	$189	$854
Basic net earnings per share, continuing operations attributable to Viacom	$0.42	$0.71	$0.80	$1.93
Basic net earnings per share attributable to Viacom	$0.40	$0.69	$0.31	$1.40
Diluted net earnings per share, continuing operations attributable to Viacom	$0.42	$0.71	$0.80	$1.92
Diluted net earnings per share attributable to Viacom	$0.40	$0.69	$0.31	$1.40

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2009 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended December 31, 2009

Revenues	$2,828	$3,238	$3,172	$4,019	$13,257
Operating income	$464	$639	$801	$1,141	$3,045
Net earnings from continuing operations (Viacom and noncontrolling interests)	$194	$313	$457	$691	$1,655
Net earnings (Viacom and noncontrolling interests)	$180	$281	$466	$661	$1,588
Net earnings from continuing operations attributable to Viacom	$191	$309	$454	$724	$1,678
Net earnings attributable to Viacom	$177	$277	$463	$694	$1,611
Basic net earnings per share, continuing operations attributable to Viacom	$0.31	$0.51	$0.75	$1.19	$2.76
Basic net earnings per share attributable to Viacom	$0.29	$0.46	$0.76	$1.14	$2.65
Diluted net earnings per share, continuing operations attributable to Viacom	$0.31	$0.51	$0.75	$1.19	$2.76
Diluted net earnings per share attributable to Viacom	$0.29	$0.46	$0.76	$1.14	$2.65

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the headings “Related Person Transactions” and “Our Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement under the heading “Services Provided by the Independent Auditor and Fees Paid,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements.

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008

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

Date: November 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe P. Dauman Philippe P. Dauman	President and Chief Executive Officer; Director	November 11, 2010
/s/ Thomas E. Dooley Thomas E. Dooley	Senior Executive Vice President and Chief Operating Officer; Director	November 11, 2010
/s/ James W. Barge James W. Barge	Executive Vice President, Chief Financial Officer	November 11, 2010
/s/ Katherine Gill-Charest Katherine Gill-Charest	Senior Vice President, Controller (Chief Accounting Officer)	November 11, 2010
* Sumner M. Redstone	Executive Chairman of the Board and Founder	November 11, 2010
* Shari Redstone	Vice Chair of the Board	November 11, 2010
* George S. Abrams	Director	November 11, 2010
* Alan C. Greenberg	Director	November 11, 2010
* Robert K. Kraft	Director	November 11, 2010
* Blythe J. McGarvie	Director	November 11, 2010
* Charles E. Phillips, Jr.	Director	November 11, 2010

Signature	Title	Date

* Frederic V. Salerno	Director	November 11, 2010
* William Schwartz	Director	November 11, 2010

*By:	/s/ Michael D. Fricklas	November 11, 2010
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Acquired	Additions - expense and other	Deductions	End of period
Nine Months ended September 30, 2010:
Allowance for doubtful accounts	$94	$-	$10	$(28)	$76
Sales returns and allowances	$416	$-	$283	$(445)	$254
Inventory obsolescence reserves	$80	$-	$10	$(17)	$73
Deferred tax valuation allowance	$144	$-	$23	$(23)	$144

Year ended December 31, 2009:
Allowance for doubtful accounts	$99	$-	$31	$(36)	$94
Sales returns and allowances	$786	$-	$538	$(908)	$416
Inventory obsolescence reserves	$105	$-	$8	$(33)	$80
Deferred tax valuation allowance	$108	$-	$43	$(7)	$144

Year ended December 31, 2008:
Allowance for doubtful accounts	$102	$-	$33	$(36)	$99
Sales returns and allowances	$696	$-	$1,408	$(1,318)	$786
Inventory obsolescence reserves	$107	$-	$26	$(28)	$105
Deferred tax valuation allowance	$126	$-	$29	$(47)	$108

Item 15(b).

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

3.2	Amended and Restated Bylaws of Viacom Inc. effective December 8, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Viacom Inc. filed December 14, 2009) (File No. 001-32686).

4.1	Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.2	First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5.75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3	Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

4.4	Third Supplemental Indenture, dated as of December 13, 2006, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 19, 2006) (File No . 001-32686).

4.5	Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes and Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No. 001-32686).

4.6	Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009)
(File No. 001-32686).

4.7	Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

10.1*	$2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents.

Exhibit No.	Description of Exhibit

10.2	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

10.3	Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.4	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.5	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.6	Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.7	Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit C to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.8	Viacom Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.9	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated December 2, 2008 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.10	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated December 2, 2008 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.10.1	Form of LTMIP Award Certificate (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.10.2	Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.10.3	Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.10.4	Form of Terms and Conditions to the Performance Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed May 29, 2007) (File No. 001-32686).**

10.10.5	Form of Terms and Conditions of Performance Restricted Share Units (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.11	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.12	Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.13*	Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009.**

10.14	Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.15*	Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009.**

10.16	Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.17*	Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009.**

10.18	Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.19	Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

10.20	Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.21	Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010) (File No. 001-32686).**

10.22*	Employment Agreement between Viacom Inc. and Denise White, effective as of July 1, 2010.**

10.23*	Employment Agreement between Viacom Inc. and James W. Barge, effective as of October 1, 2010.**

10.24	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

10.25	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.26	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

18.1*	Preferability Letter from PricewaterhouseCoopers LLP, dated November 11, 2010.

21.1*	Subsidiaries of Viacom Inc.

Exhibit No.	Description of Exhibit

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.

24.1*	Powers of Attorney.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.
***	Furnished herewith.