Form 10-Q
period 2010-12-31
Viacom Inc.
filed 2011-02-03
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 15, 2011
Class A Common stock, par value $0.001 per share	51,625,270
Class B Common stock, par value $0.001 per share	545,343,821

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2010	2009

Revenues	$3,828	$4,019
Expenses:
Operating	2,017	2,005
Selling, general and administrative	700	727
Depreciation and amortization	71	86
Asset impairment	-	60

Total expenses	2,788	2,878

Operating income	1,040	1,141
Interest expense, net	(104)	(105)
Equity in net earnings (losses) of investee companies	24	(20)
Other items, net	-	10

Earnings from continuing operations before provision for income taxes	960	1,026

Provision for income taxes	(331)	(335)

Net earnings from continuing operations	629	691
Discontinued operations, net of tax	(10)	(30)

Net earnings (Viacom and noncontrolling interests)	619	661

Net (earnings) losses attributable to noncontrolling interests	(9)	33

Net earnings attributable to Viacom	$610	$694

Amounts attributable to Viacom:
Net earnings from continuing operations	$620	$724
Discontinued operations, net of tax	(10)	(30)

Net earnings attributable to Viacom	$610	$694

Basic earnings per share attributable to Viacom:
Continuing operations	$1.03	$1.19
Discontinued operations	$(0.02)	$(0.05)
Net earnings	$1.01	$1.14

Diluted earnings per share attributable to Viacom:
Continuing operations	$1.02	$1.19
Discontinued operations	$(0.02)	$(0.05)
Net earnings	$1.00	$1.14

Weighted average number of common shares outstanding:
Basic	603.4	607.4
Diluted	608.0	609.4

Dividends declared per share of Class A and Class B common stock	$0.15	$-

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$911	$837
Receivables, net	2,652	2,417
Inventory, net	844	861
Deferred tax assets, net	73	77
Prepaid and other assets	272	281
Assets held for sale	-	76

Total current assets	4,752	4,549
Property and equipment, net	1,073	1,102
Inventory, net	4,105	4,145
Goodwill	11,047	11,035
Intangibles, net	450	467
Deferred tax assets, net	223	156
Other assets	779	568
Assets held for sale	-	74

Total assets	$22,429	$22,096

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$321	$210
Accrued expenses	1,012	1,000
Participants’ share and residuals	1,180	1,059
Program rights obligations	443	390
Deferred revenue	275	256
Current portion of debt	31	31
Other liabilities	487	435
Liabilities held for sale	-	117

Total current liabilities	3,749	3,498

Noncurrent portion of debt	6,722	6,721
Participants’ share and residuals	418	453
Program rights obligations	620	691
Other liabilities	1,337	1,343
Redeemable noncontrolling interest	133	131

Commitments and contingencies (Note 8)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 51.6 and 52.0 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 546.8 and 556.5 outstanding, respectively	1	1
Additional paid-in capital	8,388	8,346
Treasury stock, 161.9 and 151.5 common shares held in treasury, respectively	(6,125)	(5,725)
Retained earnings	7,294	6,775
Accumulated other comprehensive loss	(86)	(114)

Total Viacom stockholders’ equity	9,472	9,283

Noncontrolling interests	(22)	(24)

Total equity	9,450	9,259

Total liabilities and equity	$22,429	$22,096

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended December 31,
(in millions)	2010	2009

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$619	$661
Discontinued operations, net of tax	10	30

Net earnings from continuing operations	629	691
Reconciling items:
Depreciation and amortization	71	86
Asset impairment	-	60
Feature film and program amortization	1,141	1,347
Equity-based compensation	30	31
Equity in net (income) losses and distributions from investee companies	(20)	33
Deferred income taxes	(59)	(59)
Decrease in securitization program	-	(775)
Operating assets and liabilities, net of acquisitions:
Receivables	(200)	(447)
Inventory, program rights and participations	(1,023)	(914)
Accounts payable and other current liabilities	264	214
Other, net	(115)	41
Discontinued operations, net	(5)	111

Cash provided by operations	713	419

INVESTING ACTIVITIES
Acquisitions and investments	(59)	(91)
Capital expenditures	(17)	(65)
Discontinued operations, net	-	(1)

Net cash flow used in investing activities	(76)	(157)

FINANCING ACTIVITIES
Borrowings	-	698
Debt repayments	-	(700)
Commercial paper	-	(190)
Purchase of treasury stock	(379)	-
Dividends paid	(182)	-
Other, net	(7)	(27)

Net cash flow used in financing activities	(568)	(219)

Effect of exchange rate changes on cash and cash equivalents	5	6

Net change in cash and cash equivalents	74	49
Cash and cash equivalents at beginning of period	837	249

Cash and cash equivalents at end of period	$911	$298

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259
Net earnings				610	-	610	9	619
Translation adjustments					28	28	1	29
Defined benefit pension plans					1	1	-	1
Other					(1)	(1)	-	(1)

Comprehensive income						638	10	648

Noncontrolling interests						-	(8)	(8)
Dividends declared				(91)		(91)		(91)
Purchases of treasury stock	(10.4)		(400)			(400)		(400)
Equity-based compensation and other	0.3	42				42		42

December 31, 2010	598.4	$8,389	$(6,125)	$7,294	$(86)	$9,472	$(22)	$9,450

(in millions)	Common Stock Outstanding (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2009	607.4	$8,257	$(5,725)	$5,408	$89	$8,029	$15	$8,044
Net earnings				694	-	694	(33)	661
Translation adjustments					4	4	-	4
Defined benefit pension plans					(61)	(61)	-	(61)
Other					3	3	-	3

Comprehensive income						640	(33)	607

Noncontrolling interests				4		4	(9)	(5)
Equity-based compensation and other	-	31				31		31

December 31, 2009	607.4	$8,288	$(5,725)	$6,106	$35	$8,704	$(27)	$8,677

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company, engaging audiences on television, motion picture, Internet and mobile platforms through many of the world’s best known entertainment brands. Viacom operates through two reporting segments: Media Networks, which includes MTV Networks (“MTVN”) and BET Networks (“BETN”); and Filmed Entertainment. The Media Networks segment provides entertainment content for consumers in key demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2011 (“fiscal year 2011”) or any future period. These statements should be read in conjunction with the Company’s Form 10-KT for the nine month transition period ended September 30, 2010, as filed with the SEC on November 12, 2010 (the “2010 Form 10-K”).

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

Reclassification

Certain amounts have been reclassified to conform to the fiscal year 2011 presentation.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing Net earnings attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of equity-based compensation awards based upon the application of the treasury stock method. Anti-dilutive common shares are excluded from the calculation of diluted earnings per common share.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended December 31,
(in millions)	2010	2009
Weighted average common shares outstanding, basic	603.4	607.4
Dilutive effect of equity-based compensation awards	4.6	2.0

Weighted average common shares outstanding, diluted	608.0	609.4

Anti-dilutive common shares	27.9	37.5

NOTE 3. INVENTORY

Inventory (in millions)	December 31, 2010	September 30, 2010
Film inventory:
Released, net of amortization	$901	$900
Completed, not yet released	75	83
In process and other	669	652

Total film inventory, net of amortization	1,645	1,635
Original programming:
Released, net of amortization	1,057	1,033
Completed, not yet released	12	5
In process and other	484	475

Total original programming, net of amortization	1,553	1,513
Acquired program rights, net of amortization	1,608	1,708
Merchandise and other inventory, net of allowance of $79 and $73	143	150

Total inventory, net	4,949	5,006
Less current portion of inventory, net	(844)	(861)

Total inventory—noncurrent, net	$4,105	$4,145

NOTE 4. DEBT
Debt (in millions)	December 31, 2010	September 30, 2010
Senior notes and debentures:
Senior notes due April 2011, 5.750%	$193	$193
Senior notes due September 2014, 4.375%	597	597
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	1,497	1,496
Senior notes due October 2017, 6.125%	497	497
Senior notes due September 2019, 5.625%	554	554
Senior debentures due April 2036, 6.875%	1,735	1,735
Senior debentures due October 2037, 6.750%	248	248
Senior notes due December 2055, 6.850%	750	750
Capital lease and other obligations	432	432

Total debt	6,753	6,752
Less current portion	(31)	(31)

Total noncurrent portion	$6,722	$6,721

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the total unamortized net discount related to the senior notes and debentures was $22 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by $651 million at December 31, 2010. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

At December 31, 2010, there were no amounts outstanding under the Company’s $2.0 billion revolving facility due October 2013. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at December 31, 2010.

The Senior Notes due in April 2011 are classified as long-term debt as the Company has the intent and ability, through utilization of its $2.0 billion revolving credit facility due October 2013, to refinance this debt.

NOTE 5. FINANCIAL INSTRUMENTS

At December 31, 2010, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and foreign exchange contracts. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for foreign exchange contracts is determined utilizing a market-based approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2010 and September 30, 2010:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2010
Marketable securities	$83	$83	$-	$-
Foreign exchange contracts	(1)	-	(1)	-

Total	$82	$83	$(1)	$-

September 30, 2010
Marketable securities	$78	$78	$-	$-
Foreign exchange contracts	1	-	1	-

Total	$79	$78	$1	$-

NOTE 6. PENSION

The Company’s defined pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs	Quarter Ended December 31,
(in millions)	2010	2009
Service cost	$7	$5
Interest cost	11	10
Expected return on plan assets	(9)	(6)
Amortization of unrecognized prior service cost	-	1
Recognized actuarial loss	3	2

Net periodic benefit costs	$12	$12

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTIONS

National Amusements, Inc. (“NAI”), directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the Chairman, Chief Executive Officer and controlling shareholder of NAI, is the Executive Chairman of the Board and Founder of both Viacom and CBS. In addition, Shari Redstone, who is Sumner Redstone’s daughter, is the President of NAI, and the Vice Chair of the Board of both Viacom and CBS. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by the Company’s Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2010 and 2009, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $5 million and $3 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended December 31,
(in millions)	2010	2009

Consolidated Statements of Earnings
Revenues	$108	$135
Operating expenses	$130	$150

	December 31, 2010	September 30, 2010

Consolidated Balance Sheets
Accounts receivable	$10	$9
Other assets	1	1

Total due from CBS	$11	$10

Accounts payable	$5	$4
Participants’ share and residuals, current	164	227
Program rights, current	104	100
Program rights, noncurrent	241	263
Other liabilities	39	39

Total due to CBS	$553	$633

Other Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities (“VIEs”) as more fully described in Note 10. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended December 31,
(in millions)	2010	2009

Consolidated Statements of Earnings
Revenues	$38	$126
Operating expenses	$9	$65
Selling, general and administrative	$(4)	$-

	December 31, 2010	September 30, 2010

Consolidated Balance Sheets
Accounts receivable	$87	$88
Other assets	3	9

Total due from other related parties	$90	$97

Accounts payable	$27	$26
Other liabilities	14	29

Total due to other related parties	$41	$55

All other related party transactions are not material to the periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES

As more fully described in Notes 3 and 14 of the 2010 Form 10-K, the Company’s commitments primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and future funding commitments related to equity investees. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

The Company is also subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary, which was recently renewed. The put option now expires in January 2016, and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. (“Blockbuster”). In addition, Viacom has certain indemnities provided by the acquirer of Famous Players and by Blockbuster. At December 31, 2010, these lease commitments, substantially all of which relate to Famous Players, amounted to $648 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $209 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In December 2010, the Company filed its opening brief for its appeal to the U.S. Court of Appeals for the Second Circuit. The Company believes it has substantial grounds on which to appeal.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In October 2009, the court dismissed, with prejudice, the plaintiff’s third amended complaint. The plaintiffs appealed the dismissal and the appeal is pending. The Company believes the plaintiffs’ position in this litigation is without merit and intends to continue to vigorously defend this lawsuit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Harmonix acquisition agreement provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, the Company paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The Company believes that it is entitled to a refund of a substantial portion of amounts previously paid, but the final amount of the earn-out has not yet been determined and is subject to a private dispute resolution process. In December 2010, a representative of the selling shareholders filed a lawsuit in the Court of Chancery for the State of Delaware alleging that the Company breached its obligations under the acquisition agreement in a manner that could impact the earn-out calculation and made certain other claims. In January 2011, the Company filed a motion to dismiss or stay the lawsuit. The Company believes the plaintiffs’ position in these proceedings is without merit and intends to vigorously defend this lawsuit.

NOTE 9. DISCONTINUED OPERATIONS

In December 2010, the Company completed the sale of Harmonix Music Systems, Inc. Included in the pre-tax loss from discontinued operations for the quarter ended December 31, 2010 is a $12 million loss from operations for the period through the date of sale and a $14 million loss on disposal.

Discontinued Operations	Quarter Ended December 31,
(in millions)	2010	2009
Revenues from discontinued operations	$49	$79

Pre-tax loss from discontinued operations	$(26)	$(49)
Income tax provision	16	19

Net loss from discontinued operations	$(10)	$(30)

For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $45 million is expected to be realized as a cash refund of taxes previously paid on capital gains and the remaining $70 million benefit will be available to offset qualifying future cash taxes.

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended December 31,
(in millions)	2010	2009
Cash paid for interest	$154	$157
Cash paid for income taxes	$147	$265

Redeemable Noncontrolling Interest	Quarter Ended December 31,
(in millions)	2010	2009
Beginning balance	$131	$170
Net earnings	5	6
Distributions	(4)	(1)
Translation adjustment	1	(3)
Redemption value adjustment	-	(4)

Ending balance	$133	$168

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At December 31, 2010 and September 30, 2010, the Company’s aggregate investment carrying value in unconsolidated VIEs was $118 million and $98 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 7.

Consolidated Variable Interest Entities

At December 31, 2010 and September 30, 2010, there were $36 million and $37 million of assets and $85 million and $84 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The operating results of this consolidated VIE for the quarter ended December 31, 2009 included a $60 million non-cash impairment charge related to certain broadcast licenses held by the entity. The impact to Net earnings attributable to Viacom in 2009 was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest. Except for the impairment charge, the entity’s revenues, expenses and operating income for the quarters ended December 31, 2010 and 2009 were not significant to the Company.

Accounts Receivable

At December 31, 2010, there were $395 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements and amounts due from MVL Productions LLC, a subsidiary of The Walt Disney Company, in connection with the sale of distribution rights. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

During the quarter ended December 31, 2009, activity under our former accounts receivable securitization programs consisted of $433 million of proceeds from the sale of receivables and $1.109 billion of cash remitted to the facility, including $3 million of cash paid for interest. There were no amounts outstanding under the programs at December 31, 2009.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including asset impairment, when applicable.

Revenues by Segment	Quarter Ended December 31,
(in millions)	2010	2009
Media Networks	$2,380	$2,254
Filmed Entertainment	1,497	1,791
Eliminations	(49)	(26)

Total revenues	$3,828	$4,019

Adjusted Operating Income (Loss)	Quarter Ended December 31,
(in millions)	2010	2009
Media Networks	$1,051	$982
Filmed Entertainment	68	302
Corporate expenses	(49)	(52)
Equity-based compensation	(30)	(31)
Asset impairment	-	(60)

Operating income	1,040	1,141
Interest expense, net	(104)	(105)
Equity in net earnings (losses) of investee companies	24	(20)
Other items, net	-	10

Earnings from continuing operations before provision for income taxes	$960	$1,026

Total Assets (in millions)	December 31, 2010	September 30, 2010
Media Networks	$16,181	$15,911
Filmed Entertainment	5,688	5,343
Corporate/Eliminations	560	842

Total assets	$22,429	$22,096

Revenues by Component	Quarter Ended December 31,
(in millions)	2010	2009
Advertising	$1,393	$1,302
Feature film	1,328	1,683
Affiliate fees	814	741
Ancillary	342	319
Eliminations	(49)	(26)

Total revenues by component	$3,828	$4,019

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-KT for the nine month transition period ended September 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010 (the “2010 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview. The overview section provides a summary of Viacom’s business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 and an update on our indebtedness.

OVERVIEW

Viacom is home to the world’s premier entertainment brands. Through its BET Networks, MTV Networks and Paramount Pictures divisions, Viacom connects with audiences through compelling content across television, motion picture, online and mobile platforms in more than 160 countries and territories. With approximately 170 media networks reaching more than 600 million global subscribers, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick™, Nicktoons®, Nick at Nite™, COMEDY CENTRAL®, TV Land®, Spike TV® and Tr3s®. Paramount Pictures®, America’s oldest film studio and creator of many of the most beloved motion pictures, continues today as a major global producer and distributor of filmed entertainment. Viacom operates more than 500 branded digital media properties, including several of the world’s most popular destinations for entertainment, community and casual online gaming.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including asset impairment, when applicable.

We use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, as applicable, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), they should not

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

be considered in isolation of, or as a substitute for, operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance, and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to section entitled “Factors Affecting Comparability”.

In December 2010, we completed the sale of Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise. Accordingly, the results of operations of Harmonix are presented as discontinued operations in all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter ended December 31, 2010 and 2009.

Consolidated Results of Operations	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2010	2009	$	%

Revenues	$3,828	$4,019	$(191)	(5)%
Operating income	1,040	1,141	(101)	(9)
Adjusted operating income	1,040	1,201	(161)	(13)
Net earnings from continuing operations attributable to Viacom	620	724	(104)	(14)
Adjusted net earnings from continuing operations attributable to Viacom	620	693	(73)	(11)
Diluted EPS from continuing operations	1.02	1.19	(0.17)	(14)

Adjusted diluted EPS from continuing operations	$1.02	$1.14	$(0.12)	(11)%

Revenues

Worldwide revenues decreased $191 million, or 5%, to $3.828 billion in the quarter ended December 31, 2010 driven by a decrease in Filmed Entertainment revenues, which was partially offset by an increase in Media Networks revenues. The decrease of $294 million in Filmed Entertainment revenues reflects lower home entertainment and television license fee revenues, partially offset by an increase in theatrical and ancillary revenues. The increase of $126 million in Media Networks revenues reflects higher advertising revenues and affiliate fees, partially offset by lower ancillary revenues.

Operating Income

Adjusted operating income decreased $161 million, or 13%, to $1.040 billion in the quarter ended December 31, 2010. Filmed Entertainment’s adjusted operating income decreased $234 million principally reflecting the lower revenues. Media Networks contributed a partially offsetting increase of $69 million principally reflecting the increased revenues, partially offset by our continuing investment in programming. Adjusted results for the quarter ended December 31, 2009 excludes the impact of asset impairment.

Including the impact of the prior year asset impairment, operating income decreased $101 million, or 9%. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom decreased $73 million, or 11%, to $620 million in the quarter ended December 31, 2010, principally due to the decrease in tax-effected adjusted operating income described above, partially offset by higher equity income principally due to EPIX generating

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

equity income this quarter as compared with a loss in the prior year period. Our effective income tax rate is 34.5% as compared with 35.5%, excluding the impact of discrete taxes, in the prior year period. The reduction in this year’s effective rate is principally due to a change in international mix of income. Adjusted diluted EPS from continuing operations decreased $0.12 per diluted share to $1.02.

Including the impact of the prior year asset impairment and discrete tax benefits, net earnings from continuing operations attributable to Viacom decreased $104 million, or 14%, in the quarter ended December 31, 2010. Diluted EPS from continuing operations decreased $0.17 per diluted share. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The loss from discontinued operations for the quarter ended December 31, 2010 reflects a loss on the disposal of Harmonix and the Harmonix operating loss for the period through the date of sale, partially offset by the related tax benefit. For the quarter ended December 31, 2009, discontinued operations reflects the operating loss related to Harmonix.

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

Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2010	2009	$	%

Revenues by Component
Advertising	$1,393	$1,302	$91	7%
Affiliate fees	814	741	73	10
Ancillary	173	211	(38)	(18)

Total revenues by component	$2,380	$2,254	$126	6%

Expenses
Operating	$778	$725	$(53)	(7)%
Selling, general and administrative	503	494	(9)	(2)
Depreciation and amortization	48	53	5	9

Total expenses	$1,329	$1,272	$(57)	(4)%

Adjusted operating income	$1,051	$982	$69	7%

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

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Worldwide revenues increased $126 million, or 6%, to $2.380 billion in the quarter ended December 31, 2010 driven by increases in advertising revenues and affiliate fees, partially offset by a decline in ancillary revenues. Domestic revenues were $1.984 billion, an increase of $152 million, or 8%. International revenues were $396 million, a decrease of $26 million, or 6%. Foreign exchange had a 2-percentage point unfavorable impact on international growth.

Advertising

Worldwide advertising revenues increased $91 million, or 7%, to $1.393 billion in the quarter ended December 31, 2010. Domestic advertising revenues increased 10% principally reflecting the stronger scatter and upfront sales markets. International advertising revenues decreased 7% principally due to timing of event-driven programming and foreign exchange. Foreign exchange had a 3-percentage point unfavorable impact on international growth.

Affiliate Fees

Worldwide affiliate fees increased $73 million, or 10%, to $814 million in the quarter ended December 31, 2010. Domestic affiliate revenues increased 11%, principally due to rate increases. International affiliate revenues increased 4%, with a 2-percentage point unfavorable impact from foreign exchange on international growth.

Ancillary

Worldwide ancillary revenues decreased $38 million, or 18%, to $173 million in the quarter ended December 31, 2010 principally reflecting lower consumer products and home entertainment revenues. Domestic and international ancillary revenues each decreased 18%.

Expenses

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of home entertainment products, and consumer products licensing and participation fees. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Total expenses increased $57 million, or 4%, to $1.329 billion in the quarter ended December 31, 2010, principally driven by an increase in programming costs, reflecting our continued investment in programming.

Operating

Operating expenses increased $53 million, or 7%, to $778 million for the quarter ended December 31, 2010. Production and programming expenses increased $62 million, or 10%, reflecting expenses associated with our continuing investment in programming. Distribution and other expenses decreased $9 million, or 11%.

Selling, General and Administrative

SG&A increased $9 million, or 2%, to $503 million in the quarter ended December 31, 2010, principally due to higher employee costs.

Adjusted Operating Income

Adjusted operating income increased $69 million, or 7%, to $1.051 billion in the quarter ended December 31, 2010, principally reflecting the higher advertising and affiliate revenues, partially offset by our continuing investment in programming.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues by Component
Theatrical	$416	$93	$323	347%
Home entertainment	638	1,145	(507)	(44)
Television license fees	274	445	(171)	(38)
Ancillary	169	108	61	56

Total revenues by component	$1,497	$1,791	$(294)	(16)%

Expenses
Operating	$1,288	$1,306	$18	1%
Selling, general and administrative	119	153	34	22
Depreciation & amortization	22	30	8	27

Total expenses	$1,429	$1,489	$60	4%

Adjusted Operating Income	$68	$302	$(234)	(77)%

Revenues

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs, Blu-ray and other products relating to the motion pictures we release theatrically, as well as certain other programming, including content we distribute on behalf of third parties and (iii) license fees paid worldwide by third parties for exhibition rights during the various other distribution windows and through digital media outlets. The Filmed Entertainment segment also generates ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, consumer products licensing, game distribution and distribution of its content on digital platforms.

Worldwide revenues decreased $294 million, or 16%, to $1.497 billion in the quarter ended December 31, 2010, driven by a decline in home entertainment and television license fee revenues, partially offset by higher theatrical revenues and an increase in ancillary revenues reflecting the sale of substantially all of the worldwide distribution rights to The Avengers and Iron Man 3 to MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company. Domestic revenues were $784 million, a decline of $233 million, or 23%. International revenues were $713 million, a decline of $61 million, or 8%. Foreign exchange had a 2-percentage point unfavorable impact on international revenues in the quarter ended December 31, 2010.

Theatrical

Worldwide theatrical revenues increased $323 million to $416 million in the quarter ended December 31, 2010, principally driven by the strength and number of our current year releases. During the quarter, we released seven films, including DreamWorks Animation’s Megamind, Jackass 3D, Paranormal Activity 2, True Grit, Little Fockers and The Fighter. In the comparable period of 2009, we released four films, including Paranormal Activity. Domestic and international theatrical revenues increased $161 million and $162 million, respectively. Foreign exchange had an insignificant impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $507 million, or 44%, to $638 million in the quarter ended December 31, 2010. Current period releases consist of DreamWorks Animation’s How to Train Your Dragon and Shrek Forever After, and The Last Airbender. The decrease from the prior year quarter principally reflects the

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

difficult comparison against the release of our strong 2009 summer tentpole titles Transformers: Revenge of the Fallen, Star Trek and G.I. Joe: The Rise of Cobra. Also contributing to the decline were lower revenues from catalog sales. The industry continues to experience overall softness in the DVD market, which has particularly impacted sales of library product. Domestic and international home entertainment revenues decreased 55% and 31%, respectively, with a 2-percentage point unfavorable impact from foreign exchange on international home entertainment revenues.

Television License Fees

Worldwide television license fees decreased $171 million, or 38%, to $274 million in the quarter ended December 31, 2010, principally reflecting lower pay TV, syndication and network fees driven by fewer available titles in the quarter.

Ancillary

Ancillary revenues increased $61 million, or 56%, to $169 million in the quarter ended December 31, 2010 driven by the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel, partially offset by lower digital and merchandising revenues.

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

Total expenses decreased $60 million, or 4%, to $1.429 billion in the quarter ended December 31, 2010. The reduction in total expenses is principally due to the decrease in selling, general and administrative expenses and the net decrease in operating expenses.

Operating

Operating expenses decreased $18 million, or 1%, to $1.288 billion in the quarter ended December 31, 2010. Film costs declined $272 million, or 31%, primarily reflecting lower amortization of film costs due to the mix of home entertainment releases and fewer pay TV availabilities. Distribution and other costs, principally print and advertising expenses, increased by $254 million, or 57%, due to the increase in number of theatrical releases, partially offset by lower home entertainment costs.

Selling, General and Administrative

SG&A decreased $34 million, or 22%, to $119 million in the quarter ended December 31, 2010, principally driven by the timing of incentive compensation costs and cost savings initiatives.

Adjusted Operating Income

Adjusted operating income decreased $234 million to $68 million in the quarter ended December 31, 2010, principally reflecting the lower home entertainment and television license fee revenues, partially offset by the benefit of the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel and lower selling, general and administrative costs.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Factors Affecting Comparability

The consolidated financial statements for the quarter ended December 31, 2009 reflect our results of operations, financial position and cash flows reported in accordance with U.S. generally accepted accounting principles. These results were affected by certain items identified as affecting comparability.

The following table reconciles our results for the quarter ended December 31, 2009 to adjusted results. There were no adjustments to our results for the quarter ended December 31, 2010.

(in millions, except per share amounts)	Quarter Ended December 31, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations
Reported results	$1,141	$1,026	$724	$1.19

Factors Affecting Comparability:
Asset impairment	60	60	19	0.03
Discrete tax benefits	-	-	(50)	(0.08)

Adjusted results	$1,201	$1,086	$693	$1.14

*Pre-tax earnings from continuing operations represent earnings before provision for income taxes.

**The tax impact has been calculated using the rates applicable to the adjustments presented.

Asset Impairment

In the quarter ended December 31, 2009, we recorded a $60 million non-cash impairment charge in the Media Networks segment related to certain broadcast licenses held by a 32%-owned consolidated entity. The impact to Net earnings attributable to Viacom was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest.

Discrete Tax Benefits

Our effective income tax rate was 35.5%, excluding the impact of discrete items, in the quarter ended December 31, 2009. Discrete tax benefits of $50 million, taken together with the impact of asset impairment, contributed 2.8 percentage points of tax benefit, which reconciles to the reported effective rate of 32.7%. The discrete taxes were principally due to reserve releases resulting from effectively settled audits.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Our cash flows from operations, together with our $2.0 billion revolving credit facility, provide us with sufficient resources to fund our anticipated ongoing cash requirements.

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

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Cash Flows

Cash and cash equivalents increased by $74 million in the quarter ended December 31, 2010.

Operating Activities

Cash provided by operations was $713 million for the quarter ended December 31, 2010, an increase of $294 million compared with the quarter ended December 31, 2009. The increase principally reflects the comparison against a $775 million reduction in securitized receivables in 2009 and lower income tax payments, partially offset by the timing of annual incentive compensation payments as a result of the change in our fiscal year end, lower home entertainment collections and increased production spending at the Filmed Entertainment segment. In addition, cash used in discontinued operations was $5 million in 2010 as compared with cash provided by discontinued operations of $111 million in 2009, principally due to the timing of product launches.

Investing Activities

Cash used in investing activities was $76 million for the quarter ended December 31, 2010, compared with $157 million in the quarter ended December 31, 2009. The decrease is due to lower spending on capital expenditures and acquisitions and investments. In 2010, cash used in investing activities included $59 million related to acquisitions and investments principally reflecting an investment in a European television programmer. In 2009, cash used in investing activities included $91 million related to acquisitions and investments principally related to the acquisition of Teenage Mutant Ninja Turtles and investment in EPIX.

Financing Activities

Cash used in financing activities was $568 million for the quarter ended December 31, 2010. The net outflow is primarily driven by share repurchases and dividends. During the quarter ended December 31, 2010, we repurchased 10.4 million shares for an aggregate purchase price of $400 million, of which $379 million of repurchases settled as of December 31, 2010. From January 1, 2011 through February 2, 2011, we repurchased an additional 2.9 million shares for an aggregate purchase price of $119 million. On each of October 1 and December 30, 2010, we paid $91 million for the quarterly dividends declared on July 27 and November 11, 2010, respectively.

Cash used in financing activities of $219 million in the quarter ended December 31, 2009 was driven by the repayment of commercial paper borrowings.

Capital Resources

Capital Structure and Debt

At December 31, 2010, total debt was $6.753 billion, essentially flat as compared with September 30, 2010. Cash and cash equivalents were $911 million, an increase of $74 million from $837 million at September 30, 2010. There were no amounts outstanding under our $2.0 billion revolving credit facility or commercial paper program at December 31, 2010. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at December 31, 2010.

OTHER MATTERS

Related Party Transactions

In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies which we account for under the equity method of accounting. For additional information, see Note 7 to the Consolidated Financial Statements.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments and their effect in our markets and on consumer behavior; the impact of piracy; competition for audiences and distribution; fluctuations in our results due to the timing, mix and availability of our motion pictures; economic conditions generally, and in advertising and retail markets in particular; changes in the Federal communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including our 2010 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. In the ordinary course of business, we may employ established and prudent policies and procedures to manage our exposure principally to changes in interest rates and foreign exchange risks. The objective of such policies and procedures is to manage exposure to market risks in order to minimize the impact on earnings and cash flows. We do not enter into financial instrument transactions for speculative purposes.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2010 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 8 to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2010 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock under the new $4.0 billion stock repurchase program that we announced on June 9, 2010, during the quarter ended December 31, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)
Month ended October 31, 2010	3,796	$37.34	$3,858
Month ended November 30, 2010	2,816	$38.35	$3,750
Month ended December 31, 2010	3,825	$39.29	$3,600

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: February 3, 2011	By:	/s/ James W. Barge
James W. Barge
Executive Vice President, Chief Financial Officer

Date: February 3, 2011	By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**Furnished herewith.