Form 10-Q
period 2011-03-31
Viacom Inc.
filed 2011-04-28
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2011
Class A Common stock, par value $0.001 per share	51,625,640
Class B Common stock, par value $0.001 per share	533,491,337

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2011	2010	2011	2010
Revenues	$3,267	$2,732	$7,095	$6,751
Expenses:
Operating	1,721	1,464	3,738	3,469
Selling, general and administrative	719	639	1,419	1,366
Depreciation and amortization	67	75	138	161
Asset impairment	-	-	-	60

Total expenses	2,507	2,178	5,295	5,056
Operating income	760	554	1,800	1,695
Interest expense, net	(102)	(113)	(206)	(218)
Equity in net earnings (losses) of investee companies	15	(28)	39	(48)
Loss on extinguishment of debt	(87)	-	(87)	-
Other items, net	(7)	(10)	(7)	-

Earnings from continuing operations before provision for income taxes	579	403	1,539	1,429
Provision for income taxes	(197)	(146)	(528)	(481)

Net earnings from continuing operations	382	257	1,011	948
Discontinued operations, net of tax	-	(10)	(10)	(40)

Net earnings (Viacom and noncontrolling interests)	382	247	1,001	908
Net (earnings) losses attributable to noncontrolling interests	(6)	(2)	(15)	31

Net earnings attributable to Viacom	$376	$245	$986	$939

Amounts attributable to Viacom:
Net earnings from continuing operations	$376	$255	$996	$979
Discontinued operations, net of tax	-	(10)	(10)	(40)

Net earnings attributable to Viacom	$376	$245	$986	$939

Basic earnings per share attributable to Viacom:
Continuing operations	$0.63	$0.42	$1.66	$1.61
Discontinued operations	$-	$(0.02)	$(0.01)	$(0.06)
Net earnings	$0.63	$0.40	$1.65	$1.55
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.63	$0.42	$1.65	$1.61
Discontinued operations	$-	$(0.02)	$(0.02)	$(0.07)
Net earnings	$0.63	$0.40	$1.63	$1.54
Weighted average number of common shares outstanding:
Basic	594.4	607.6	599.0	607.5
Diluted	601.1	609.6	604.6	609.5
Dividends declared per share of Class A and Class B common stock	$0.15	$-	$0.30	$-

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	00000000000000	00000000000000
(in millions, except par value)	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,555	$837
Receivables, net	2,399	2,417
Inventory, net	827	861
Deferred tax assets, net	74	77
Prepaid and other assets	335	281
Assets held for sale	-	76

Total current assets	5,190	4,549
Property and equipment, net	1,055	1,102
Inventory, net	4,082	4,145
Goodwill	11,072	11,035
Intangibles, net	438	467
Deferred tax assets, net	-	156
Other assets	778	568
Assets held for sale	-	74

Total assets	$22,615	$22,096

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$299	$210
Accrued expenses	1,044	1,000
Participants’ share and residuals	1,087	1,059
Program rights obligations	431	390
Deferred revenue	266	256
Current portion of debt	222	31
Other liabilities	488	435
Liabilities held for sale	-	117

Total current liabilities	3,837	3,498
Noncurrent portion of debt	6,935	6,721
Participants’ share and residuals	468	453
Program rights obligations	589	691
Deferred tax liabilities, net	17	-
Other liabilities	1,304	1,343
Redeemable noncontrolling interest	132	131
Commitments and contingencies (Note 8)
Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 51.6 and 52.0 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 536.5 and 556.5 outstanding, respectively	1	1
Additional paid-in capital	8,434	8,346
Treasury stock, 173.3 and 151.5 common shares held in treasury, respectively	(6,625)	(5,725)
Retained earnings	7,579	6,775
Accumulated other comprehensive loss	(36)	(114)

Total Viacom stockholders’ equity	9,353	9,283
Noncontrolling interests	(20)	(24)

Total equity	9,333	9,259

Total liabilities and equity	$22,615	$22,096

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	000000000000	000000000000
	Six Months Ended March 31,
(in millions)	2011	2010
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,001	$908
Discontinued operations, net of tax	10	40

Net earnings from continuing operations	1,011	948
Reconciling items:
Depreciation and amortization	138	161
Asset impairment	-	60
Feature film and program amortization	2,159	2,181
Equity-based compensation	63	57
Equity in net (income) losses and distributions from investee companies	(34)	62
Deferred income taxes	180	(85)
Decrease in securitization program	-	(775)
Operating assets and liabilities, net of acquisitions:
Receivables	(6)	105
Inventory, program rights and participations	(2,104)	(1,916)
Accounts payable and other current liabilities	165	(69)
Other, net	(108)	(54)
Discontinued operations, net	(20)	142

Cash provided by operations	1,444	817

INVESTING ACTIVITIES
Acquisitions and investments	(59)	(78)
Capital expenditures	(42)	(81)
Discontinued operations, net	-	(1)

Net cash flow used in investing activities	(101)	(160)

FINANCING ACTIVITIES
Borrowings	982	698
Debt repayments	(582)	(976)
Commercial paper	-	(206)
Purchase of treasury stock	(852)	-
Dividends paid	(182)	-
Other, net	(3)	(60)

Net cash flow used in financing activities	(637)	(544)

Effect of exchange rate changes on cash and cash equivalents	12	(4)

Net change in cash and cash equivalents	718	109
Cash and cash equivalents at beginning of period	837	249

Cash and cash equivalents at end of period	$1,555	$358

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2010	598.4	$8,389	$(6,125)	$7,294	$(86)	$9,472	$(22)	$9,450
Net earnings				376		376	6	382
Translation adjustments					53	53	1	54
Defined benefit pension plans					2	2	-	2
Other					(5)	(5)	-	(5)

Comprehensive income						426	7	433

Noncontrolling interests						-	(5)	(5)
Dividends declared				(91)		(91)	-	(91)
Purchases of treasury stock	(11.4)		(500)			(500)	-	(500)
Equity-based compensation and other	1.1	46				46	-	46

March 31, 2011	588.1	$8,435	$(6,625)	$7,579	$(36)	$9,353	$(20)	$9,333

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2009	607.4	$8,288	$(5,725)	$6,106	$35	$8,704	$(27)	$8,677
Adoption of accounting for consolidation of variable interest entities as of January 1, 2010				(28)	-	(28)	(12)	(40)

	607.4	8,288	(5,725)	6,078	35	8,676	(39)	8,637
Net earnings				245		245	2	247
Translation adjustments					(63)	(63)	(2)	(65)

Comprehensive income						182	-	182

Noncontrolling interests		(4)				(4)	13	9
Equity-based compensation and other	0.3	22				22	-	22

March 31, 2010	607.7	$8,306	$(5,725)	$6,323	$(28)	$8,876	$(26)	$8,850

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259
Net earnings				986		986	15	1,001
Translation adjustments					81	81	2	83
Defined benefit pension plans					3	3	-	3
Other					(6)	(6)	-	(6)

Comprehensive income						1,064	17	1,081

Noncontrolling interests						-	(13)	(13)
Dividends declared				(182)		(182)	-	(182)
Purchases of treasury stock	(21.8)		(900)			(900)	-	(900)
Equity-based compensation and other	1.4	88				88	-	88

March 31, 2011	588.1	$8,435	$(6,625)	$7,579	$(36)	$9,353	$(20)	$9,333

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2009	607.4	$8,257	$(5,725)	$5,408	$89	$8,029	$15	$8,044
Net earnings				939		939	(31)	908
Translation adjustments					(59)	(59)	(2)	(61)
Defined benefit pension plans					(61)	(61)	-	(61)
Other					3	3	-	3

Comprehensive income						822	(33)	789

Adoption of accounting for consolidation of variable interest entities as of January 1, 2010				(28)		(28)	(12)	(40)
Noncontrolling interests		(4)		4		-	4	4
Equity-based compensation and other	0.3	53				53	-	53

March 31, 2010	607.7	$8,306	$(5,725)	$6,323	$(28)	$8,876	$(26)	$8,850

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

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2011 (“fiscal year 2011”) or any future period. These statements should be read in conjunction with the Company’s Form 10-K for the nine month transition period ended September 30, 2010, as filed with the SEC on November 12, 2010 (the “2010 Form 10-K”).

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Weighted average common shares outstanding, basic	594.4	607.6	599.0	607.5
Dilutive effect of equity-based compensation awards	6.7	2.0	5.6	2.0

Weighted average common shares outstanding, diluted	601.1	609.6	604.6	609.5

Anti-dilutive common shares	17.2	37.0	22.6	37.2

NOTE 3. INVENTORY

	0000000000000000	0000000000000000
Inventory (in millions)	March 31, 2011	September 30, 2010

Film inventory:
Released, net of amortization	$905	$900
Completed, not yet released	64	83
In process and other	652	652

Total film inventory, net of amortization	1,621	1,635
Original programming:
Released, net of amortization	1,111	1,033
Completed, not yet released	5	5
In process and other	458	475

Total original programming, net of amortization	1,574	1,513
Acquired program rights, net of amortization	1,577	1,708
Merchandise and other inventory, net of allowance of $84 and $73	137	150

Total inventory, net	4,909	5,006
Less current portion of inventory, net	(827)	(861)

Total inventory - noncurrent, net	$4,082	$4,145

NOTE 4. DEBT

	0000000000000000	0000000000000000
Debt (in millions)	March 31, 2011	September 30, 2010

Senior notes and debentures:
Senior notes due April 2011, 5.750%	$193	$193
Senior notes due September 2014, 4.375%	597	597
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	1,496
Senior notes due April 2017, 3.500%	496	-
Senior notes due October 2017, 6.125%	498	497
Senior notes due September 2019, 5.625%	553	554
Senior notes due March 2021, 4.500%	492	-
Senior debentures due April 2036, 6.875%	1,735	1,735
Senior debentures due October 2037, 6.750%	248	248
Senior notes due December 2055, 6.850%	750	750
Capital lease and other obligations	429	432

Total debt	7,157	6,752
Less current portion	(222)	(31)

Total noncurrent portion	$6,935	$6,721

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2011, we issued a total of $1.0 billion of senior notes with maturities of six and ten years. In February 2011, we issued $500 million aggregate principal amount of 4.5% Senior Notes due 2021 at a price equal to 98.320% of the principal amount. In March 2011, we issued $500 million aggregate principal amount of 3.5% Senior Notes due 2017 at a price equal to 99.139% of the principal amount.

We used the net proceeds from the February 2011 offering of $488 million to conduct a cash tender offer to repurchase a portion of the $1.5 billion aggregate principal of our 6.25% Senior Notes due 2016 at a weighted-average purchase price of $1,153.50 per $1,000 of principal. Our repurchase of $582 million of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $87 million.

At March 31, 2011, the total unamortized net discount related to the senior notes and debentures was $33 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by $508 million at March 31, 2011. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

At March 31, 2011, there were no amounts outstanding under the Company’s $2.0 billion revolving facility due October 2013 or commercial paper program. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at March 31, 2011.

NOTE 5. FINANCIAL INSTRUMENTS

At March 31, 2011, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and foreign exchange contracts. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for foreign exchange contracts is determined utilizing a market-based approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2011 and September 30, 2010:

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

March 31, 2011
Marketable securities	$85	$85	$-	$-
Foreign exchange contracts	(2)	-	(2)	-

Total	$83	$85	$(2)	$-

September 30, 2010
Marketable securities	$78	$78	$-	$-
Foreign exchange contracts	1	-	1	-

Total	$79	$78	$1	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PENSION

The Company’s defined pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

	000000000000	000000000000	000000000000	000000000000
Net Periodic Benefit Costs	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Service cost	$7	$6	$14	$11
Interest cost	11	10	22	20
Expected return on plan assets	(9)	(8)	(18)	(14)
Amortization of unrecognized prior service cost	-	-	-	1
Recognized actuarial loss	3	2	6	4

Net periodic benefit costs	$12	$10	$24	$22

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2011 and 2010, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $12 million and $7 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $50 million and $100 million to CBS in the quarters ended March 31, 2011 and 2010, respectively. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Consolidated Statements of Earnings
Revenues	$79	$80	$187	$215
Operating expenses	$96	$103	$226	$253

			March 31, 2011	September 30, 2010
Consolidated Balance Sheets
Accounts receivable			$11	$9
Other assets			1	1

Total due from CBS			$12	$10

Accounts payable			$2	$4
Participants’ share and residuals, current			167	227
Participants’ share and residuals, noncurrent			7	-
Program rights obligations, current			92	100
Program rights obligations, noncurrent			224	263
Other liabilities			35	39

Total due to CBS			$527	$633

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

Other Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Consolidated Statements of Earnings
Revenues	$48	$24	$86	$150
Operating expenses	$22	$7	$31	$72
Selling, general and administrative	$(4)	$-	$(8)	$-

			March 31, 2011	September 30, 2010
Consolidated Balance Sheets
Accounts receivable			$88	$88
Other assets			2	9

Total due from other related parties			$90	$97

Accounts payable			$33	$26
Other liabilities			14	29

Total due to other related parties			$47	$55

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

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. (“Blockbuster”). In addition, Viacom has certain indemnities provided by the acquirer of Famous Players and by Blockbuster. At March 31, 2011, these lease commitments, substantially all of which relate to Famous Players, amounted to $648 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $205 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. The District Court decision has been appealed to the U.S. Court of Appeals for the Second Circuit and the appeal has been fully briefed. The Company believes it has a meritorious appeal.

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

The Company’s 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, the Company paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The Company

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes that it is entitled to a refund of a substantial portion of amounts previously paid, but the final amount of the earn-out has not yet been determined and is subject to a private dispute resolution process. In December 2010, a representative of the selling shareholders filed a lawsuit in the Court of Chancery for the State of Delaware alleging that the Company breached its obligations under the acquisition agreement in a manner that could impact the earn-out calculation and made certain other claims. In January 2011, the Company filed a motion to dismiss or stay the lawsuit. In March 2011, plaintiffs filed an amended complaint. The Company believes the plaintiffs’ position in these proceedings is without merit and intends to vigorously defend this lawsuit.

NOTE 9. DISCONTINUED OPERATIONS

Discontinued operations for all periods presented principally relates to Harmonix. In December 2010, the Company completed the sale of Harmonix. Included in the pre-tax loss from discontinued operations for the six months ended March 31, 2011 is a $12 million loss from operations for the period through the date of sale and a $14 million loss on disposal.

	0000000000	0000000000	0000000000
Discontinued Operations	Quarter Ended March 31,	Six Months Ended March 31,
(in millions)	2010	2011	2010

Revenues from discontinued operations	$54	$49	$133
Pre-tax loss from discontinued operations	$(16)	$(23)	$(65)
Income tax provision	6	13	25

Net loss from discontinued operations	$(10)	$(10)	$(40)

For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $45 million is expected to be realized as a cash refund of taxes previously paid on capital gains and the remaining $70 million benefit will be available to offset qualifying future cash taxes.

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

	0000000000	0000000000	0000000000	0000000000
Supplemental Cash Flow Information	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Cash paid for interest	$65	$62	$219	$219
Cash paid for income taxes	$86	$205	$233	$470

	0000000000	0000000000	0000000000	0000000000
Redeemable Noncontrolling Interest	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Beginning balance	$133	$168	$131	$170
Net earnings	2	1	7	7
Distributions	(6)	(5)	(10)	(6)
Translation adjustment	3	(10)	4	(13)
Redemption value adjustment	-	-	-	(4)

Ending balance	$132	$154	$132	$154

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2011 and September 30, 2010, the Company’s aggregate investment carrying value in unconsolidated VIEs was $135 million and $98 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 7.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Variable Interest Entities

At March 31, 2011 and September 30, 2010, there were $26 million and $27 million of assets and $85 million and $84 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The operating results of this consolidated VIE for the six months ended March 31, 2010 included a $60 million non-cash impairment charge related to certain broadcast licenses held by the entity. The impact to Net earnings attributable to Viacom in the six months ended March 31, 2010 was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest. Except for the impairment charge, the entity’s revenues, expenses and operating income for the quarter and six months ended March 31, 2011 and 2010 were not significant to the Company.

Accounts Receivable

At March 31, 2011, there were $356 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements and amounts due from MVL Productions LLC, a subsidiary of The Walt Disney Company, in connection with the sale of distribution rights. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

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

	0000000000	0000000000	0000000000	0000000000
Revenues by Segment	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Media Networks	$2,082	$1,884	$4,462	$4,138
Filmed Entertainment	1,226	886	2,723	2,677
Eliminations	(41)	(38)	(90)	(64)

Total revenues	$3,267	$2,732	$7,095	$6,751

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	00000000	00000000	00000000	00000000
Adjusted Operating Income (Loss)	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Media Networks	$806	$715	$1,857	$1,697
Filmed Entertainment	39	(83)	107	219
Corporate expenses	(53)	(51)	(102)	(103)
Equity-based compensation	(33)	(26)	(63)	(57)
Eliminations	1	(1)	1	(1)
Asset impairment	-	-	-	(60)

Operating income	760	554	1,800	1,695
Interest expense, net	(102)	(113)	(206)	(218)
Equity in net earnings (losses) of investee companies	15	(28)	39	(48)
Loss on extinguishment of debt	(87)	-	(87)	-
Other items, net	(7)	(10)	(7)	-

Earnings from continuing operations before provision for income taxes	$579	$403	$1,539	$1,429

	000000000000	000000000000
Total Assets (in millions)	March 31, 2011	September 30, 2010

Media Networks	$15,967	$15,911
Filmed Entertainment	5,512	5,343
Corporate/Eliminations	1,136	842

Total assets	$22,615	$22,096

	0000000000	0000000000	0000000000	0000000000
Revenues by Component	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010

Advertising	$1,076	$960	$2,469	$2,262
Feature film	1,147	823	2,475	2,506
Affiliate fees	851	783	1,665	1,524
Ancillary	234	204	576	523
Eliminations	(41)	(38)	(90)	(64)

Total revenues by component	$3,267	$2,732	$7,095	$6,751

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the nine month transition period ended September 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010 (the “2010 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview. The overview section provides a summary of Viacom’s business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended March 31, 2011 compared to the quarter and six months ended March 31, 2010.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and six months ended March 31, 2011 compared to the quarter and six months ended March 31, 2010.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 and an update on our indebtedness.

OVERVIEW

Viacom is a leading global entertainment content company. Through its BET Networks, MTV Networks and Paramount Pictures divisions, Viacom connects with audiences through compelling content across television, motion picture, online and mobile platforms in more than 160 countries and territories. With approximately 170 media networks reaching more than 600 million global subscribers, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick™, Nicktoons®, Nick at Nite™, COMEDY CENTRAL®, TV Land®, Spike TV® and Tr3s®. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Viacom operates a large portfolio of branded digital media experiences, including many of the world’s most popular properties for entertainment, community and casual online gaming.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including asset impairment, when applicable.

We use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, as applicable, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance, and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to section entitled “Factors Affecting Comparability”.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

In December 2010, we completed the sale of Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise. Accordingly, the results of operations of Harmonix are presented as discontinued operations in all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and six months ended March 31, 2011 and 2010.

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
Consolidated Results of Operations	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2011	2010	$	%	2011	2010	$	%

Revenues	$3,267	$2,732	$535	20%	$7,095	$6,751	$344	5%
Operating income	760	554	206	37	1,800	1,695	105	6
Adjusted operating income	760	554	206	37	1,800	1,755	45	3
Net earnings from continuing operations attributable to Viacom	376	255	121	47	996	979	17	2
Adjusted net earnings from continuing operations attributable to Viacom	430	255	175	69	1,050	948	102	11
Diluted EPS from continuing operations	0.63	0.42	0.21	50	1.65	1.61	0.04	2
Adjusted diluted EPS from continuing operations	$0.72	$0.42	$0.30	71%	$1.74	$1.56	$0.18	12%

Revenues

Worldwide revenues increased $535 million, or 20%, to $3.267 billion in the quarter ended March 31, 2011 driven by increases in both Filmed Entertainment and Media Networks revenues. The increase of $340 million in Filmed Entertainment revenues reflects higher theatrical, home entertainment and television license fee revenues. The increase of $198 million in Media Networks revenues reflects higher advertising revenues and affiliate fees.

Worldwide revenues increased $344 million, or 5%, to $7.095 billion in the six months ended March 31, 2011 driven by increases in both Media Networks and Filmed Entertainment revenues. The increase of $324 million in Media Networks revenues reflects higher advertising revenues and affiliate fees, partially offset by lower ancillary revenues. The increase of $46 million in Filmed Entertainment’s revenues reflects higher theatrical and ancillary revenues, partially offset by lower home entertainment and television license fee revenues.

Operating Income

Adjusted operating income increased $206 million, or 37%, to $760 million in the quarter ended March 31, 2011. Filmed Entertainment’s adjusted operating income was $39 million, compared with an $83 million loss in the prior year quarter principally reflecting higher income from home entertainment and television license fee revenues. Media Networks’ adjusted operating income increased $91 million principally reflecting the increased revenues, partially offset by our continuing investment in programming. There were no adjustments to operating income in the quarters ended March 31, 2011 and 2010.

Adjusted operating income increased $45 million, or 3%, to $1.800 billion in the six months ended March 31, 2011. Media Networks adjusted operating income increased $160 million principally reflecting the increased revenues, partially offset by our continuing investment in programming. Filmed Entertainment contributed a partially offsetting decrease of $112 million principally reflecting the lower home entertainment and television license fee revenues. Adjusted results for the six months ended March 31, 2010 exclude the impact of asset impairment.

Including the impact of the prior year asset impairment, operating income increased $105 million, or 6%, in the six months ended March 31, 2011. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $175 million and $102 million in the quarter and six months ended March 31, 2011, respectively, principally due to the increase in tax-affected adjusted operating income described above and higher equity income principally due to EPIX generating equity income this year as compared with losses in the prior year. Our effective income tax rate was 34.5% in the quarter and six months ended March 31, 2011, as compared with 36.2% in the quarter and 35.7% in the six months ended March 31, 2010, excluding the impact of discrete items. The reduction in this year’s effective rate is principally due to a change in international mix of income. Adjusted diluted EPS from continuing operations increased $0.30 per diluted share to $0.72 for the quarter and $0.18 per diluted share to $1.74 for the six months.

Including the impact of the current year loss on extinguishment of debt and prior year asset impairment and discrete tax benefits, net earnings from continuing operations attributable to Viacom increased $121 million in the quarter and $17 million in the six months ended March 31, 2011. Diluted EPS from continuing operations increased $0.21 per diluted share for the quarter and $0.04 per diluted share for the six months. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The loss from discontinued operations for the six months ended March 31, 2011 principally reflects a loss on the disposal of Harmonix and the Harmonix operating loss for the period through the date of sale, partially offset by the related tax benefit. The prior year comparable periods principally reflect the operating loss related to Harmonix.

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

Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2011	2010	$	%	2011	2010	$	%

Revenues by Component
Advertising	$1,076	$960	$116	12%	$2,469	$2,262	$207	9%
Affiliate fees	851	783	68	9	1,665	1,524	141	9
Ancillary	155	141	14	10	328	352	(24)	(7)

Total revenues by component	$2,082	$1,884	$198	11%	$4,462	$4,138	$324	8%

Expenses
Operating	$715	$658	$(57)	(9)%	$1,493	$1,383	$(110)	(8)%
Selling, general and administrative	517	461	(56)	(12)	1,020	955	(65)	(7)
Depreciation and amortization	44	50	6	12	92	103	11	11

Total expenses	$1,276	$1,169	$(107)	(9)%	$2,605	$2,441	$(164)	(7)%

Adjusted operating income	$806	$715	$91	13%	$1,857	$1,697	$160	9%

Revenues

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time related to our content, (ii) affiliate fees from cable television operators, direct-to-home satellite operators, mobile

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

networks and other content distributors and (iii) ancillary revenues, which include home entertainment sales of our programming, certain content licensing arrangements with third parties and the licensing of our brands and properties for consumer products.

Worldwide revenues increased $198 million, or 11%, to $2.082 billion in the quarter, and $324 million, or 8%, to $4.462 billion in the six months ended March 31, 2011, driven by increases in advertising revenues and affiliate fees. Domestic revenues were $1.767 billion in the quarter, an increase of $166 million, or 10%, and $3.751 billion in the six months ended March 31, 2011, an increase of $318 million, or 9%. International revenues were $315 million in the quarter, an increase of $32 million, or 11%, and $711 million in the six months ended March 31, 2011, an increase of $6 million, or 1%. Foreign exchange had a 2-percentage point favorable impact on international growth in the quarter while it had a 1-percentage point unfavorable impact on international growth in the six months.

Advertising

Worldwide advertising revenues increased $116 million, or 12%, to $1.076 billion in the quarter, and $207 million, or 9%, to $2.469 billion in the six months ended March 31, 2011. Domestic advertising revenues increased 11% and 10%, respectively, principally reflecting the strong upfront and scatter markets. International advertising revenues increased 19% in the quarter, with a 2-percentage point favorable impact from foreign exchange on international growth, and 1% in the six months, with a 2-percentage point unfavorable impact from foreign exchange on international growth.

Affiliate Fees

Worldwide affiliate fees increased $68 million, or 9%, to $851 million in the quarter, and $141 million, or 9%, to $1.665 billion in the six months ended March 31, 2011. Domestic affiliate revenues increased 9% and 10%, respectively, principally due to rate increases. International affiliate revenues increased 6% in the quarter, with a 2-percentage point favorable impact from foreign exchange on international growth, and 5% in the six months ended March 31, 2011.

Ancillary

Worldwide ancillary revenues increased $14 million, or 10%, to $155 million in the quarter principally reflecting higher television syndication revenues and new consumer products deals. Domestic and international ancillary revenues each increased 10%. Worldwide ancillary revenues decreased $24 million, or 7%, to $328 million in the six months ended March 31, 2011, principally reflecting lower home entertainment and consumer products revenues. Domestic and international ancillary revenues each decreased 7%.

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

Total expenses increased $107 million, or 9%, to $1.276 billion in the quarter, and $164 million, or 7%, to $2.605 billion in the six months ended March 31, 2011, driven by increases in programming and SG&A costs.

Operating

Operating expenses increased $57 million, or 9%, to $715 million in the quarter, and $110 million, or 8%, to $1.493 billion in the six months ended March 31, 2011. Production and programming expenses increased $49

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

million, or 8%, in the quarter, and $111 million, or 9%, in the six months, principally reflecting expenses associated with our continuing investment in programming. Distribution and other expenses increased $8 million, or 11%, in the quarter, and decreased $1 million, or 1%, in the six months ended March 31, 2011.

Selling, General and Administrative

SG&A increased $56 million, or 12%, to $517 million in the quarter, and $65 million, or 7%, to $1.020 billion in the six months ended March 31, 2011, reflecting higher advertising and promotional expenses related to marketing original programming and certain international channels, as well as higher accrued incentive compensation costs associated with the improved operating performance and advertising sales.

Adjusted Operating Income

Adjusted operating income increased $91 million, or 13%, to $806 million in the quarter, and $160 million, or 9%, to $1.857 billion in the six months ended March 31, 2011, principally reflecting the higher advertising and affiliate revenues, partially offset by our continuing investment in programming and the higher SG&A costs.

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2011	2010	$	%	2011	2010	$	%

Revenues by Component
Theatrical	$401	$267	$134	50%	$817	$360	$457	127%
Home entertainment	410	297	113	38	1,048	1,442	(394)	(27)
Television license fees	336	259	77	30	610	704	(94)	(13)
Ancillary	79	63	16	25	248	171	77	45

Total revenues by component	$1,226	$886	$340	38%	$2,723	$2,677	$46	2%

Expenses
Operating	$1,047	$843	$(204)	(24)%	$2,335	$2,149	$(186)	(9)%
Selling, general and administrative	118	103	(15)	(15)	237	256	19	7
Depreciation & amortization	22	23	1	4	44	53	9	17

Total expenses	$1,187	$969	$(218)	(22)%	$2,616	$2,458	$(158)	(6)%

Adjusted Operating Income	$39	$(83)	$122	NM	$107	$219	$(112)	(51)%

NM - Not Meaningful

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

Worldwide revenues increased $340 million, or 38%, to $1.226 billion in the quarter ended March 31, 2011 driven by an increase in theatrical, home entertainment and television license fee revenues. Domestic revenues were $672 million, an increase of $250 million, or 59%. International revenues were $554 million, an increase of $90 million, or 19%, with a 2-percentage point favorable impact from foreign exchange.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Worldwide revenues increased $46 million, or 2%, to $2.723 billion in the six months ended March 31, 2011 driven by higher theatrical revenues and an increase in ancillary revenues reflecting the sale of substantially all of the worldwide distribution rights to The Avengers and Iron Man 3 to MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company, partially offset by lower home entertainment and television license fee revenues. Domestic revenues were $1.456 billion, an increase of $17 million, or 1%. International revenues were $1.267 billion, an increase of $29 million, or 2%.

Theatrical

Worldwide theatrical revenues increased $134 million, or 50%, to $401 million in the quarter ended March 31, 2011, principally driven by strong carryover revenues from the films released in our fiscal first quarter, including True Grit, Little Fockers, The Fighter and DreamWorks Animation’s Megamind, and higher revenues from current quarter releases. During the quarter, we released three films, Rango, No Strings Attached and Justin Bieber: Never Say Never. In the comparable period of 2010, we also released three films, including Shutter Island and DreamWorks Animation’s How to Train Your Dragon. Domestic and international theatrical revenues increased $63 million and $71 million, respectively. Foreign exchange had a 4-percentage point favorable impact on international theatrical revenues.

Worldwide theatrical revenues increased $457 million, or 127%, to $817 million in the six months ended March 31, 2011, principally driven by the strength and number of our current year releases. During the six months ended March 31, 2011, we released ten films, including Megamind, True Grit, Rango, Jackass 3D, Paranormal Activity 2, Little Fockers and The Fighter. In the comparable period of 2010, we released seven films, including Shutter Island, How to Train Your Dragon and Paranormal Activity. Domestic and international theatrical revenues increased $224 million and $233 million, respectively. Foreign exchange had a 2-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues increased $113 million, or 38%, to $410 million in the quarter ended March 31, 2011, principally reflecting the strength and number of our current quarter releases. During the quarter, we released nine titles, including Megamind, The Fighter and Jackass 3D, as compared to one title in the prior year quarter, Up in the Air. Domestic and international home entertainment revenues increased 72% and 1%, respectively, with a 3-percentage point favorable impact from foreign exchange on international home entertainment revenues.

Worldwide home entertainment revenues decreased $394 million, or 27%, to $1.048 billion in the six months ended March 31, 2011. Current year releases included DreamWorks Animation’s How to Train Your Dragon, Shrek Forever After and Megamind, The Last Airbender, The Fighter and Jackass 3D. The decrease in revenues principally reflects the difficult comparison against the release of our strong 2009 summer tentpole titles Transformers: Revenge of the Fallen, Star Trek and G.I. Joe: The Rise of Cobra. Also contributing to the decline were lower revenues from catalog sales. The industry has experienced softness in the DVD market, which has particularly impacted sales of library product. Domestic and international home entertainment revenues decreased 30% and 24%, respectively, with a 1-percentage point unfavorable impact from foreign exchange on international home entertainment revenues.

Television License Fees

Worldwide television license fees increased $77 million, or 30%, to $336 million in the quarter, and decreased $94 million, or 13%, to $610 million in the six months ended March 31, 2011, driven by the number and mix of available titles. The increase in the quarter principally reflects higher network television and syndication fees while the decrease in the six months principally reflects lower pay TV fees, partially offset by higher network television fees.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Ancillary

Ancillary revenues increased $16 million, or 25%, to $79 million in the quarter, reflecting higher digital revenues, partially offset by lower merchandising revenues reflecting a difficult comparison against merchandising revenues from Transformers: Revenge of the Fallen in the prior year. Ancillary revenues increased $77 million, or 45%, to $248 million, in the six months ended March 31, 2011, driven by the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel, partially offset by lower merchandising revenues.

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

Total expenses increased $218 million, or 22%, to $1.187 billion in the quarter, and $158 million, or 6%, to $2.616 billion in the six months ended March 31, 2011, principally due to the increase in operating expenses.

Operating

Operating expenses increased $204 million, or 24%, to $1.047 billion in the quarter ended March 31, 2011. Film costs increased $140 million, or 36%, primarily reflecting higher amortization of film costs due to the number and mix of theatrical and home entertainment releases. Distribution and other costs, principally print and advertising expenses, increased $64 million, or 14%, principally due to the increase in number of home entertainment releases.

Operating expenses increased $186 million, or 9%, to $2.335 billion in the six months ended March 31, 2011. Distribution and other costs, principally print and advertising expenses, increased $318 million, or 35%, due to the increase in number of theatrical releases, partially offset by lower home entertainment expenses. Film costs declined $132 million, or 11%, primarily reflecting lower amortization of film costs due to the mix of home entertainment releases.

Selling, General and Administrative

SG&A increased $15 million, or 15%, to $118 million in the quarter, and decreased $19 million, or 7%, to $237 million in the six months ended March 31, 2011. The increase in the quarter reflects the timing of various expenses, including accrued incentive compensation costs associated with the strength of the current period operating performance. In the six months, the decrease was also principally driven by the timing of incentive compensation costs.

Adjusted Operating Income

Adjusted operating income of $39 million was recorded in the quarter ended March 31, 2011 as compared with an adjusted operating loss of $83 million in 2010. This improvement primarily reflects higher income from home entertainment and television license fee revenues. Adjusted operating income decreased $112 million to $107 million in the six months ended March 31, 2011, principally reflecting the lower home entertainment and television license fee revenues, partially offset by the benefit of the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Factors Affecting Comparability

The consolidated financial statements for the quarter and six months ended March 31, 2011 and 2010 reflect our results of operations, financial position and cash flows reported in accordance with U.S. generally accepted accounting principles. These results were affected by certain items identified as affecting comparability.

The following tables reconcile our results for the quarter and six months ended March 31, 2011 and the six months ended March 31, 2010 to adjusted results. There were no adjustments to our results for the quarter ended March 31, 2010.

(in millions, except per share amounts)	Quarter Ended March 31, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$760	$579	$376	$0.63
Factors Affecting Comparability:
Extinguishment of debt	-	87	54	0.09

Adjusted results	$760	$666	$430	$0.72

(in millions, except per share amounts)	Six Months Ended March 31, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$1,800	$1,539	$996	$1.65
Factors Affecting Comparability:
Extinguishment of debt	-	87	54	0.09

Adjusted results	$1,800	$1,626	$1,050	$1.74

(in millions, except per share amounts)	Six Months Ended March 31, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$1,695	$1,429	$979	$1.61
Factors Affecting Comparability:
Asset impairment	60	60	19	0.03
Discrete tax benefits	-	-	(50)	(0.08)

Adjusted results	$1,755	$1,489	$948	$1.56

* Pre-tax earnings from continuing operations represent earnings before provision for income taxes.

** The tax impact has been calculated using the rates applicable to the adjustments presented.

Extinguishment of Debt

In February 2011, we issued $500 million aggregate principal amount of 4.5% Senior Notes due 2021 at a price equal to 98.320% of the principal amount. We used the net proceeds from this offering of $488 million to conduct a cash tender offer to repurchase a portion of the $1.5 billion aggregate principal of our 6.25% Senior Notes due 2016. Our repurchase of $582 million of principal at a purchase price of $1,153.50 per $1,000 pursuant to the tender offer resulted in a pre-tax extinguishment loss of $87 million.

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

Discrete Tax Items

Our effective income tax rate was 34.5%, excluding the impact of the loss on extinguishment of debt, in the quarter and six months ended March 31, 2011. The discrete impact of the loss was 0.5 and 0.2 incremental percentage points of tax benefit, which reconciles to the reported effective rate of 34.0% and 34.3%, respectively.

Our effective income tax rate was 35.7%, excluding the impact of discrete items, in the six months ended March 31, 2010. Discrete tax benefits of $50 million, taken together with the impact of asset impairment, contributed 2.0 percentage points of tax benefit, which reconciles to the reported effective rate of 33.7%. The discrete taxes were principally due to reserve releases resulting from effectively settled audits.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Our cash flows from operations, together with our $2.0 billion revolving credit facility, provide us with sufficient resources to fund our anticipated ongoing cash requirements.

Our principal uses of cash in operations include the creation of new programming and film content, acquisitions of third-party content, and interest and tax payments. We also use cash for ongoing investments in our businesses, capital expenditures, acquisitions of businesses, quarterly cash dividends and discretionary share repurchases under our $4.0 billion stock repurchase program, as deemed appropriate.

Cash Flows

Cash and cash equivalents increased by $718 million in the six months ended March 31, 2011.

Operating Activities

Cash provided by operations was $1.444 billion for the six months ended March 31, 2011, an increase of $627 million compared with the same period in 2010. The increase principally reflects the comparison against a $775 million reduction in securitized receivables in 2010, lower income tax payments and higher revenues, partially offset by increased production spending and higher participation payments associated with third party distribution arrangements at the Filmed Entertainment segment, and payment of a premium on our debt extinguishment. In addition, cash used in discontinued operations was $20 million in fiscal 2011 as compared with cash provided by discontinued operations of $142 million in the prior year, principally due to the timing of product launches and six months of activity in the prior year as compared with three months in the current year.

Investing Activities

Cash used in investing activities was $101 million for the six months ended March 31, 2011, compared with $160 million in the same period in 2010. The decrease is due to lower spending on capital expenditures and acquisitions and investments. In fiscal 2011, cash used in investing activities included $59 million related to acquisitions and investments principally reflecting an investment in a European television programmer. In the prior year, cash used in investing activities included $78 million related to acquisitions and investments principally related to the acquisition of Teenage Mutant Ninja Turtles and investment in EPIX.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Financing Activities

Cash used in financing activities was $637 million for the six months ended March 31, 2011. The net outflow is primarily driven by share repurchases and dividends. During the six months ended March 31, 2011, we repurchased 21.8 million shares for an aggregate purchase price of $900 million, of which $852 million of repurchases had settled as of March 31, 2011, and paid $182 million in dividends. From April 1, 2011 through April 27, 2011, we repurchased an additional 3.3 million shares for an aggregate purchase price of $156 million. The net impact of our issuance of $1.0 billion of senior notes and repurchase of $582 million principal amount of our 6.25% Senior Notes due 2016 contributed a partially offsetting inflow.

Cash used in financing activities of $544 million in the six months ended March 31, 2010 was driven by the repayment of long-term debt and commercial paper borrowings.

Capital Resources

Capital Structure and Debt

At March 31, 2011, total debt was $7.157 billion, an increase of $405 million from $6.752 billion at September 30, 2010. During the quarter, we took advantage of favorable market conditions to lengthen the maturities and reduce the weighted-average borrowing cost of our public debt. In February 2011, we issued $500 million aggregate principal amount of 4.5% Senior Notes due 2021 and used the net proceeds to repurchase $582 million principal amount of our 6.25% Senior Notes due 2016. In March 2011, we issued $500 million aggregate principal amount of 3.5% Senior Notes due 2017. We intend to use the net proceeds from this offering for general corporate purposes, including the repayment of the remaining $193 million principal amount of our 5.75% Senior Notes due on April 30, 2011 and the repurchase of shares under our stock repurchase program.

Cash and cash equivalents were $1.555 billion, an increase of $718 million from $837 million at September 30, 2010. There were no amounts outstanding under our $2.0 billion revolving credit facility or commercial paper program at March 31, 2011. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at March 31, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended March 31, 2011 under the $4.0 billion stock repurchase program that we announced on June 9, 2010:

Open Market Purchases	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (dollars)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)

Month ended January 31, 2011	2,879	$41.33	$3,481
Month ended February 28, 2011	2,667	$44.63	$3,362
Month ended March 31, 2011	5,794	$45.22	$3,100

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1	Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.2	Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: April 28, 2011	By:	/s/ James W. Barge

James W. Barge
Executive Vice President, Chief Financial Officer

Date: April 28, 2011	By:	/s/ Katherine Gill-Charest

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.2	Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.