Form 10-Q
period 2011-06-30
Viacom Inc.
filed 2011-08-05
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2011
Class A Common stock, par value $0.001 per share	51,407,399
Class B Common stock, par value $0.001 per share	523,189,304

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Revenues	$3,766	$3,275	$10,861	$10,026
Expenses:
Operating	1,945	1,710	5,683	5,179
Selling, general and administrative	761	674	2,180	2,040
Depreciation and amortization	65	75	203	236
Restructuring	14	-	14	-
Asset impairment	-	-	-	60

Total expenses	2,785	2,459	8,080	7,515
Operating income	981	816	2,781	2,511
Interest expense, net	(104)	(104)	(310)	(322)
Equity in net earnings (losses) of investee companies	12	(24)	51	(72)
Loss on extinguishment of debt	-	-	(87)	-
Other items, net	10	(3)	3	(3)

Earnings from continuing operations before provision for income taxes	899	685	2,438	2,114
Provision for income taxes	(310)	(247)	(838)	(728)

Net earnings from continuing operations	589	438	1,600	1,386
Discontinued operations, net of tax	-	(12)	(10)	(52)

Net earnings (Viacom and noncontrolling interests)	589	426	1,590	1,334
Net (earnings) losses attributable to noncontrolling interests	(15)	(6)	(30)	25

Net earnings attributable to Viacom	$574	$420	$1,560	$1,359

Amounts attributable to Viacom:
Net earnings from continuing operations	$574	$432	$1,570	$1,411
Discontinued operations, net of tax	-	(12)	(10)	(52)

Net earnings attributable to Viacom	$574	$420	$1,560	$1,359

Basic earnings per share attributable to Viacom:
Continuing operations	$0.99	$0.71	$2.65	$2.32
Discontinued operations	$-	$(0.02)	$(0.02)	$(0.08)
Net earnings	$0.99	$0.69	$2.63	$2.24
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.97	$0.71	$2.62	$2.31
Discontinued operations	$-	$(0.02)	$(0.02)	$(0.08)
Net earnings	$0.97	$0.69	$2.60	$2.23
Weighted average number of common shares outstanding:
Basic	582.7	607.9	593.5	607.6
Diluted	591.6	611.3	600.2	610.1
Dividends declared per share of Class A and Class B common stock	$0.25	$0.15	$0.55	$0.15

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$955	$837
Receivables, net	2,726	2,417
Inventory, net	803	861
Deferred tax assets, net	68	77
Prepaid and other assets	329	281
Assets held for sale	-	76

Total current assets	4,881	4,549
Property and equipment, net	1,040	1,102
Inventory, net	4,076	4,145
Goodwill	11,075	11,035
Intangibles, net	420	467
Deferred tax assets, net	-	156
Other assets	818	568
Assets held for sale	-	74

Total assets	$22,310	$22,096

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$315	$210
Accrued expenses	1,153	1,000
Participants’ share and residuals	1,099	1,059
Program rights obligations	422	390
Deferred revenue	217	256
Current portion of debt	26	31
Other liabilities	348	435
Liabilities held for sale	-	117

Total current liabilities	3,580	3,498
Noncurrent portion of debt	6,928	6,721
Participants’ share and residuals	501	453
Program rights obligations	579	691
Deferred tax liabilities, net	99	-
Other liabilities	1,317	1,343
Redeemable noncontrolling interest	152	131
Commitments and contingencies (Note 9)
Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 51.4 and 52.0 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 525.3 and 556.5 outstanding, respectively	1	1
Additional paid-in capital	8,531	8,346
Treasury stock, 187.5 and 151.5 common shares held in treasury, respectively	(7,325)	(5,725)
Retained earnings	7,985	6,775
Accumulated other comprehensive loss	(29)	(114)

Total Viacom stockholders’ equity	9,163	9,283
Noncontrolling interests	(9)	(24)

Total equity	9,154	9,259

Total liabilities and equity	$22,310	$22,096

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in millions)	2011	2010
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,590	$1,334
Discontinued operations, net of tax	10	52

Net earnings from continuing operations	1,600	1,386
Reconciling items:
Depreciation and amortization	203	236
Asset impairment	-	60
Feature film and program amortization	3,325	3,216
Equity-based compensation	93	77
Equity in net (income) losses and distributions from investee companies	(43)	86
Deferred income taxes	269	(133)
Decrease in securitization program	-	(775)
Operating assets and liabilities, net of acquisitions:
Receivables	(323)	60
Inventory, program rights and participations	(3,177)	(2,921)
Accounts payable and other current liabilities	(13)	(168)
Other, net	(78)	(49)
Discontinued operations, net	(20)	127

Cash provided by operations	1,836	1,202

INVESTING ACTIVITIES
Acquisitions and investments	(58)	(101)
Capital expenditures	(77)	(111)
Discontinued operations, net	-	(1)

Net cash flow used in investing activities	(135)	(213)

FINANCING ACTIVITIES
Borrowings	982	698
Debt repayments	(776)	(976)
Commercial paper	-	(206)
Purchase of treasury stock	(1,561)	-
Dividends paid	(272)	-
Excess tax benefits on equity-based compensation awards	12	-
Exercise of stock options	109	-
Other, net	(92)	(68)

Net cash flow used in financing activities	(1,598)	(552)

Effect of exchange rate changes on cash and cash equivalents	15	(9)

Net change in cash and cash equivalents	118	428

Cash and cash equivalents at beginning of period	837	249

Cash and cash equivalents at end of period	$955	$677

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
March 31, 2011	588.1	$8,435	$(6,625)	$7,579	$(36)	$9,353	$(20)	$9,333
Net earnings				574		574	15	589
Translation adjustments					12	12	1	13
Defined benefit pension plans					2	2	-	2
Other					(7)	(7)	-	(7)

Comprehensive income						581	16	597

Noncontrolling interests				(21)		(21)	(5)	(26)
Dividends declared				(147)		(147)	-	(147)
Purchases of treasury stock	(14.2)		(700)			(700)	-	(700)
Exercise of stock options and share issuances	2.8	83				83	-	83
Equity-based compensation and other		14				14	-	14

June 30, 2011	576.7	$8,532	$(7,325)	$7,985	$(29)	$9,163	$(9)	$9,154

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
March 31, 2010	607.7	$8,306	$(5,725)	$6,323	$(28)	$8,876	$(26)	$8,850
Net earnings				420		420	6	426
Translation adjustments					(70)	(70)	(1)	(71)
Other				(1)	(4)	(5)	-	(5)

Comprehensive income						345	5	350

Noncontrolling interests						-	(3)	(3)
Dividends declared				(92)		(92)	-	(92)
Equity-based compensation and other	0.7	10				10	-	10

June 30, 2010	608.4	$8,316	$(5,725)	$6,650	$(102)	$9,139	$(24)	$9,115

See accompanying notes to the Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259
Net earnings				1,560		1,560	30	1,590
Translation adjustments					93	93	3	96
Defined benefit pension plans					5	5	-	5
Other					(13)	(13)	-	(13)

Comprehensive income						1,645	33	1,678

Noncontrolling interests				(21)		(21)	(18)	(39)
Dividends declared				(329)		(329)	-	(329)
Purchases of treasury stock	(36.0)		(1,600)			(1,600)	-	(1,600)
Exercise of stock options and share issuances	4.2	117				117	-	117
Equity-based compensation and other		68				68	-	68

June 30, 2011	576.7	$8,532	$(7,325)	$7,985	$(29)	$9,163	$(9)	$9,154

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2009	607.4	$8,257	$(5,725)	$5,408	$89	$8,029	$15	$8,044
Net earnings				1,359		1,359	(25)	1,334
Translation adjustments					(129)	(129)	(3)	(132)
Defined benefit pension plans					(61)	(61)	-	(61)
Other				(1)	(1)	(2)	-	(2)

Comprehensive income						1,167	(28)	1,139

Adoption of accounting for consolidation of variable interest entities as of January 1, 2010				(28)		(28)	(12)	(40)
Noncontrolling interests		(4)		4		-	1	1
Dividends declared				(92)		(92)	-	(92)
Equity-based compensation and other	1.0	63				63	-	63

June 30, 2010	608.4	$8,316	$(5,725)	$6,650	$(102)	$9,139	$(24)	$9,115

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Weighted average common shares outstanding, basic	582.7	607.9	593.5	607.6
Dilutive effect of equity-based compensation awards	8.9	3.4	6.7	2.5

Weighted average common shares outstanding, diluted	591.6	611.3	600.2	610.1

Anti-dilutive common shares	11.8	37.4	19.0	37.3

NOTE 3. INVENTORY

Inventory (in millions)	June 30, 2011	September 30, 2010

Film inventory:
Released, net of amortization	$1,116	$900
Completed, not yet released	64	83
In process and other	407	652

Total film inventory, net of amortization	1,587	1,635
Original programming:
Released, net of amortization	1,160	1,033
Completed, not yet released	6	5
In process and other	450	475

Total original programming, net of amortization	1,616	1,513
Acquired program rights, net of amortization	1,546	1,708
Merchandise and other inventory, net of allowance of $81 and $73	130	150

Total inventory, net	4,879	5,006
Less current portion	(803)	(861)

Total inventory - noncurrent, net	$4,076	$4,145

NOTE 4. DEBT

Debt (in millions)	June 30, 2011	September 30, 2010

Senior notes and debentures:
Senior notes due April 2011, 5.750%	$-	$193
Senior notes due September 2014, 4.375%	597	597
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	1,496
Senior notes due April 2017, 3.500%	496	-
Senior notes due October 2017, 6.125%	498	497
Senior notes due September 2019, 5.625%	553	554
Senior notes due March 2021, 4.500%	492	-
Senior debentures due April 2036, 6.875%	1,736	1,735
Senior debentures due October 2037, 6.750%	248	248
Senior notes due December 2055, 6.850%	750	750
Capital lease and other obligations	418	432

Total debt	6,954	6,752
Less current portion	(26)	(31)

Total noncurrent portion	$6,928	$6,721

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

During the quarter, we paid off at maturity the remaining $193 million of our 5.75% Senior Notes due April 30, 2011.

At June 30, 2011, the total unamortized net discount related to the senior notes and debentures was $32 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by $672 million at June 30, 2011. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

At June 30, 2011, there were no amounts outstanding under the Company’s $2.0 billion revolving facility due October 2013 or commercial paper program. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at June 30, 2011.

NOTE 5. FINANCIAL INSTRUMENTS

At June 30, 2011, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach. The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2011 and September 30, 2010:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

June 30, 2011
Marketable securities	$80	$80	$-	$-
Derivatives	(7)	-	(7)	-

Total	$73	$80	$(7)	$-

September 30, 2010
Marketable securities	$78	$78	$-	$-
Derivatives	1	-	1	-

Total	$79	$78	$1	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PENSION

The Company’s defined pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$7	$7	$21	$18
Interest cost	11	10	33	30
Expected return on plan assets	(9)	(8)	(27)	(22)
Amortization of unrecognized prior service cost	-	-	-	1
Recognized actuarial loss	3	2	9	6

Net periodic benefit costs	$12	$11	$36	$33

NOTE 7. EQUITY-BASED COMPENSATION

During the quarter ended June 30, 2011, the Company granted 3.1 million stock options and 1.1 million restricted share units with a grant date fair value of $11.44 and $49.95, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2011 and 2010, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $20 million and $17 million, respectively.

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

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Consolidated Statements of Earnings
Revenues	$54	$66	$241	$281
Operating expenses	$87	$93	$313	$346

			June 30, 2011	September 30, 2010
Consolidated Balance Sheets
Accounts receivable			$5	$9
Other assets			1	1

Total due from CBS			$6	$10

Accounts payable			$3	$4
Participants’ share and residuals, current			143	227
Program rights obligations, current			76	100
Program rights obligations, noncurrent			209	263
Other liabilities			37	39

Total due to CBS			$468	$633

Other Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities (“VIEs”) as more fully described in Note 11. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services for which the impact on the Company’s Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Consolidated Statements of Earnings
Revenues	$49	$72	$135	$222
Operating expenses	$17	$26	$48	$98
Selling, general and administrative	$(4)	$(8)	$(12)	$(8)

			June 30, 2011	September 30, 2010
Consolidated Balance Sheets
Accounts receivable			$86	$88
Other assets			3	9

Total due from other related parties			$89	$97

Accounts payable			$28	$26
Other liabilities			16	29

Total due to other related parties			$44	$55

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is also subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016, and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. (“Blockbuster”). In addition, Viacom has certain indemnities provided by the acquirer of Famous Players and by Blockbuster. At June 30, 2011, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $650 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of approximately $200 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiff’s third amended complaint. The plaintiffs have filed a petition for a rehearing of the case by the full Court of Appeals. The Company believes the plaintiffs’ position in this litigation is without merit and intends to continue to vigorously defend this lawsuit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, the Company paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The Company believes that it is entitled to a refund of a substantial portion of amounts previously paid, but the final amount of the earn-out has not yet been determined and is subject to a private dispute resolution process. In December 2010, a representative of the selling shareholders filed a lawsuit in the Court of Chancery for the State of Delaware alleging that the Company breached its obligations under the acquisition agreement in a manner that could impact the earn-out calculation and made certain other claims. In January 2011, the Company filed a motion to dismiss or stay the lawsuit. In March 2011, plaintiffs filed an amended complaint, and in May 2011, the Company filed a renewed motion to dismiss. The Company believes the plaintiffs’ position in these proceedings is without merit and intends to vigorously defend this lawsuit.

NOTE 10. DISCONTINUED OPERATIONS

Discontinued operations for all periods presented principally relates to Harmonix. In December 2010, the Company completed the sale of Harmonix. Included in the pre-tax loss from discontinued operations for the nine months ended June 30, 2011 is a $12 million loss from operations for the period through the date of sale and a $14 million loss on disposal.

Discontinued Operations	Quarter Ended June 30,	Nine Months Ended June 30,
(in millions)	2010	2011	2010

Revenues from discontinued operations	$26	$49	$159
Pre-tax loss from discontinued operations	$(19)	$(24)	$(84)
Income tax provision	7	14	32

Net loss from discontinued operations	$(12)	$(10)	$(52)

For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $45 million is expected to be realized as a cash refund of taxes previously paid on capital gains and the remaining $70 million benefit will be available to offset qualifying future cash taxes.

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Cash paid for interest	$136	$155	$355	$374
Cash paid for income taxes	$379	$306	$612	$776

Redeemable Noncontrolling Interest	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Beginning balance	$132	$154	$131	$170
Net earnings	2	1	9	8
Distributions	(1)	(3)	(11)	(9)
Translation adjustment	(2)	(4)	2	(17)
Redemption value adjustment	21	1	21	(3)

Ending balance	$152	$149	$152	$149

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2011 and September 30, 2010, the Company’s aggregate investment carrying value in unconsolidated VIEs was $142 million and $98 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 8.

Consolidated Variable Interest Entities

At June 30, 2011 and September 30, 2010, there were $25 million and $27 million of assets and $85 million and $84 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of MTV Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The operating results of this consolidated VIE for the nine months ended June 30, 2010 included a $60 million non-cash impairment charge related to certain broadcast licenses held by the entity. The impact to Net earnings attributable to Viacom in the nine months ended June 30, 2010 was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest. Except for the impairment charge, the entity’s revenues, expenses and operating income for the quarter and nine months ended June 30, 2011 and 2010 were not significant to the Company.

Accounts Receivable

At June 30, 2011, there were $402 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements and amounts due from MVL Productions LLC, a subsidiary of The Walt Disney Company, in connection with the sale of distribution rights. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

During the quarter ended December 31, 2009, activity under our former accounts receivable securitization programs consisted of $433 million of proceeds from the sale of receivables and $1.109 billion of cash remitted to the facility, including $3 million of cash paid for interest. There were no amounts outstanding under the programs at December 31, 2009 and no activity during the quarters ended March 31, 2010 and June 30, 2010.

Restructuring

During the quarter ended June 30, 2011, the Media Networks segment incurred employee separation costs, including accelerated vesting of certain equity-based compensation awards, of $14 million, which is included within Restructuring in our Consolidated Statement of Earnings.

NOTE 12. REPORTING SEGMENTS

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

The Company’s measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring charges and asset impairment, when applicable.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Segment	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Media Networks	$2,391	$2,065	$6,853	$6,203
Filmed Entertainment	1,407	1,245	4,130	3,922
Eliminations	(32)	(35)	(122)	(99)

Total revenues	$3,766	$3,275	$10,861	$10,026

Adjusted Operating Income	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Media Networks	$1,033	$811	$2,890	$2,508
Filmed Entertainment	49	69	156	288

Corporate expenses	(58)	(45)	(160)	(148)
Equity-based compensation	(30)	(20)	(93)	(77)
Eliminations	1	1	2	-
Restructuring	(14)	-	(14)	-
Asset impairment	-	-	-	(60)

Operating income	981	816	2,781	2,511
Interest expense, net	(104)	(104)	(310)	(322)
Equity in net earnings (losses) of investee companies	12	(24)	51	(72)
Loss on extinguishment of debt	-	-	(87)	-
Other items, net	10	(3)	3	(3)

Earnings from continuing operations before provision for income taxes	$899	$685	$2,438	$2,114

Total Assets (in millions)	June 30, 2011	September 30, 2010

Media Networks	$16,251	$15,911
Filmed Entertainment	5,596	5,343
Corporate/Eliminations	463	842

Total assets	$22,310	$22,096

Revenues by Component	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010

Advertising	$1,275	$1,122	$3,744	$3,384
Feature film	1,335	1,199	3,810	3,705
Affiliate fees	971	815	2,636	2,339
Ancillary	217	174	793	697
Eliminations	(32)	(35)	(122)	(99)

Total revenues by component	$3,766	$3,275	$10,861	$10,026

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the nine month transition period ended September 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010 (the “2010 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2011 presentation.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

•	Overview. The overview section provides a summary of Viacom’s business.

•

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and nine months ended June 30, 2011 compared to the quarter and nine months ended June 30, 2010.

•

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable operating segment basis for the quarter and nine months ended June 30, 2011 compared to the quarter and nine months ended June 30, 2010.

•

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 and an update on our indebtedness.

OVERVIEW

Viacom is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in more than 160 countries and territories. With approximately 170 media networks reaching more than 600 million global subscribers, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick™, Nicktoons®, Nick at Nite™, COMEDY CENTRAL®, TV Land®, Spike TV® and Tr3s®. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Viacom operates a large portfolio of branded digital media experiences, including many of the world’s most popular properties for entertainment, community and casual online gaming.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring charges and asset impairment, when applicable.

We use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, as applicable, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance, and they may not be comparable

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability, refer to the section entitled “Factors Affecting Comparability”.

In December 2010, we completed the sale of Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise. Accordingly, the results of operations of Harmonix are presented as discontinued operations in all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and nine months ended June 30, 2011 and 2010.

Consolidated Results of Operations	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2011	2010	$	%	2011	2010	$	%

Revenues	$3,766	$3,275	$491	15%	$10,861	$10,026	$835	8%
Operating income	981	816	165	20	2,781	2,511	270	11
Adjusted operating income	995	816	179	22	2,795	2,571	224	9
Net earnings from continuing operations attributable to Viacom	574	432	142	33	1,570	1,411	159	11
Adjusted net earnings from continuing operations attributable to Viacom	583	432	151	35	1,633	1,380	253	18
Diluted EPS from continuing operations	0.97	0.71	0.26	37	2.62	2.31	0.31	13
Adjusted diluted EPS from continuing operations	$0.99	$0.71	$0.28	39%	$2.72	$2.26	$0.46	20%

Revenues

Worldwide revenues increased $491 million, or 15%, to $3.766 billion in the quarter ended June 30, 2011 driven by increases in both Media Networks and Filmed Entertainment revenues. The increase of $326 million in Media Networks revenues reflects higher affiliate fees and advertising revenues. The increase of $162 million in Filmed Entertainment revenues reflects higher television license fees and home entertainment revenues, partially offset by lower theatrical revenues.

Worldwide revenues increased $835 million, or 8%, to $10.861 billion in the nine months ended June 30, 2011 driven by increases in both Media Networks and Filmed Entertainment revenues. The increase of $650 million in Media Networks revenues reflects higher advertising revenues and affiliate fees. The increase of $208 million in Filmed Entertainment’s revenues reflects higher theatrical and ancillary revenues, partially offset by lower home entertainment revenues.

Operating Income

Adjusted operating income increased $179 million, or 22%, to $995 million in the quarter ended June 30, 2011. Media Networks’ adjusted operating income increased $222 million, principally reflecting the increased revenues, partially offset by increased expenses. Filmed Entertainment contributed a partially offsetting decrease of $20 million, principally reflecting the timing and mix of theatrical releases, partially offset by higher income from home entertainment and television license fee revenues. Corporate expenses and equity-based compensation increased $13 million and $10 million, respectively, principally reflecting an increase in incentive compensation costs driven by improved operating results and stock performance. Adjusted results for the quarter ended June 30, 2011 exclude the impact of a restructuring charge. Including the impact of the restructuring charge, operating income increased $165 million, or 20%, in the quarter ended June 30, 2011.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Adjusted operating income increased $224 million, or 9%, to $2.795 billion in the nine months ended June 30, 2011. Media Networks adjusted operating income increased $382 million, principally reflecting the increased revenues, partially offset by increased expenses. Filmed Entertainment contributed a partially offsetting decrease of $132 million, principally reflecting the lower home entertainment revenues. Adjusted results for the nine months ended June 30, 2011 exclude the impact of the current year restructuring charge, while the adjusted results for the nine months ended June 30, 2010 exclude the impact of asset impairment. Including the impact of the current year restructuring charge and prior year asset impairment, operating income increased $270 million, or 11%, in the nine months ended June 30, 2011.

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $151 million and $253 million in the quarter and nine months ended June 30, 2011, respectively, principally due to the increase in tax-affected adjusted operating income described above and higher equity income principally due to EPIX generating equity income this year as compared with losses in the prior year. Our effective income tax rate was 34.5% in the quarter and nine months ended June 30, 2011, as compared with 36.1% in the quarter and 35.8% in the nine months ended June 30, 2010, excluding the impact of discrete items. The reduction in this year’s effective rate is principally due to a change in international mix of income. Adjusted diluted EPS from continuing operations increased $0.28 per diluted share to $0.99 for the quarter and $0.46 per diluted share to $2.72 for the nine months.

Including the impact of the current year restructuring charge and loss on extinguishment of debt, and prior year asset impairment and discrete tax benefits, net earnings from continuing operations attributable to Viacom increased $142 million in the quarter and $159 million in the nine months ended June 30, 2011. Diluted EPS from continuing operations increased $0.26 per diluted share for the quarter and $0.31 per diluted share for the nine months. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The loss from discontinued operations for the nine months ended June 30, 2011 principally reflects a loss on the disposal of Harmonix and the Harmonix operating loss for the period through the date of sale, partially offset by the related tax benefit. The prior year comparable periods principally reflect the operating loss related to Harmonix.

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

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2011	2010	$	%	2011	2010	$	%

Revenues by Component
Advertising	$1,275	$1,122	$153	14%	$3,744	$3,384	$360	11%
Affiliate fees	971	815	156	19	2,636	2,339	297	13
Ancillary	145	128	17	13	473	480	(7)	(1)

Total revenues by component	$2,391	$2,065	$326	16%	$6,853	$6,203	$650	10%

Expenses
Operating	$765	$719	$(46)	(6)%	$2,258	$2,102	$(156)	(7)%
Selling, general and administrative	551	485	(66)	(14)	1,571	1,440	(131)	(9)
Depreciation and amortization	42	50	8	16	134	153	19	12

Total expenses	$1,358	$1,254	$(104)	(8)%	$3,963	$3,695	$(268)	(7)%

Adjusted operating income	$1,033	$811	$222	27%	$2,890	$2,508	$382	15%

Revenues

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time related to our content, (ii) affiliate fees from cable television operators, direct-to-home satellite operators, mobile networks and other content distributors and (iii) ancillary revenues, which include home entertainment sales of our programming, television syndication and the licensing of our brands and properties for consumer products.

Worldwide revenues increased $326 million, or 16%, to $2.391 billion in the quarter, and $650 million, or 10%, to $6.853 billion in the nine months ended June 30, 2011, driven by increases in advertising revenues and affiliate fees. Domestic revenues were $2.036 billion in the quarter, an increase of $250 million, or 14%, and $5.787 billion in the nine months ended June 30, 2011, an increase of $568 million, or 11%. International revenues were $355 million in the quarter, an increase of $76 million, or 27%, and $1.066 billion in the nine months ended June 30, 2011, an increase of $82 million, or 8%. Foreign exchange had a 10-percentage point and 2-percentage point favorable impact on international revenues in the quarter and nine months ended June 30, 2011, respectively.

Advertising

Worldwide advertising revenues increased $153 million, or 14%, to $1.275 billion in the quarter, and $360 million, or 11%, to $3.744 billion in the nine months ended June 30, 2011. Domestic advertising revenues increased 12% in the quarter and 11% in the nine months, reflecting the strength of last year’s upfront and this year’s scatter markets. International advertising revenues increased 30% and 9%, respectively. Foreign exchange had a 12-percentage point and 2-percentage point favorable impact on international revenues in the quarter and nine months ended June 30, 2011, respectively. Domestic and international revenue growth also benefitted from integrated marketing events in the quarter.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Affiliate Fees

Worldwide affiliate fees increased $156 million, or 19%, to $971 million in the quarter, and $297 million, or 13%, to $2.636 billion in the nine months ended June 30, 2011. Domestic affiliate revenues increased 20% in the quarter and 13% in the nine months, reflecting rate increases and subscriber growth. Domestic revenues also benefitted from the availability of certain programming related to digital distribution arrangements. Excluding the impact of digital distribution arrangements, domestic affiliate revenue growth was in the high-single digits. International affiliate revenues increased 16% in the quarter and 9% in the nine months. Foreign exchange had a 9-percentage point and 3-percentage point favorable impact on international revenues in the quarter and nine months ended June 30, 2011, respectively.

Ancillary

Worldwide ancillary revenues increased $17 million, or 13%, to $145 million in the quarter, and decreased $7 million, or 1%, to $473 million in the nine months ended June 30, 2011. International revenues increased principally reflecting higher consumer products revenues, while domestic revenues decreased reflecting lower home entertainment revenues.

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

Total expenses increased $104 million, or 8%, to $1.358 billion in the quarter, and $268 million, or 7%, to $3.963 billion in the nine months ended June 30, 2011, driven by increases in programming and SG&A costs.

Operating

Operating expenses increased $46 million, or 6%, to $765 million in the quarter, and $156 million, or 7%, to $2.258 billion in the nine months ended June 30, 2011. Production and programming expenses increased $43 million, or 7%, in the quarter, and $154 million, or 8%, in the nine months, principally reflecting expenses associated with our continuing investment in programming. Distribution and other expenses were essentially flat in both periods.

Selling, General and Administrative

SG&A increased $66 million, or 14%, to $551 million in the quarter, and $131 million, or 9%, to $1.571 billion in the nine months ended June 30, 2011, reflecting higher advertising and promotional expenses related to marketing original programming, as well as higher accrued incentive compensation costs associated with the improved operating performance.

Adjusted Operating Income

Adjusted operating income increased $222 million, or 27%, to $1.033 billion in the quarter, and $382 million, or 15%, to $2.890 billion in the nine months ended June 30, 2011, principally reflecting the higher advertising and affiliate revenues, partially offset by our continuing investment in programming and the higher SG&A costs.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2011	2010	$	%	2011	2010	$	%

Revenues by Component
Theatrical	$588	$644	$(56)	(9)%	$1,405	$1,004	$401	40%
Home entertainment	331	248	83	33	1,379	1,690	(311)	(18)
Television license fees	416	307	109	36	1,026	1,011	15	1
Ancillary	72	46	26	57	320	217	103	47

Total revenues by component	$1,407	$1,245	$162	13%	$4,130	$3,922	$208	5%

Expenses
Operating	$1,214	$1,027	$(187)	(18)%	$3,549	$3,176	$(373)	(12)%
Selling, general and administrative	122	125	3	2	359	381	22	6
Depreciation & amortization	22	24	2	8	66	77	11	14

Total expenses	$1,358	$1,176	$(182)	(15)%	$3,974	$3,634	$(340)	(9)%

Adjusted Operating Income	$49	$69	$(20)	(29)%	$156	$288	$(132)	(46)%

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

Worldwide revenues increased $162 million, or 13%, to $1.407 billion in the quarter ended June 30, 2011 driven by higher television license fees and home entertainment revenues, partially offset by lower theatrical revenues. Domestic revenues were $664 million, an increase of $35 million, or 6%. International revenues were $743 million, an increase of $127 million, or 21%, with an 8-percentage point favorable impact from foreign exchange.

Worldwide revenues increased $208 million, or 5%, to $4.130 billion in the nine months ended June 30, 2011 driven by higher theatrical revenues and an increase in ancillary revenues reflecting the sale of substantially all of the worldwide distribution rights to The Avengers and Iron Man 3 to MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company, partially offset by lower home entertainment revenues. Domestic revenues were $2.120 billion, an increase of $52 million, or 3%. International revenues were $2.010 billion, an increase of $156 million, or 8%, with a 3-percentage point favorable impact from foreign exchange.

Theatrical

Worldwide theatrical revenues decreased $56 million, or 9%, to $588 million in the quarter ended June 30, 2011, principally reflecting the timing of releases. We released four films during the quarter, DreamWorks Animation’s Kung Fu Panda 2, Marvel’s Thor, Super 8 and Transformers: Dark of the Moon. Transformers: Dark of the Moon was released in the last week of the quarter and will contribute a significant portion of its theatrical revenues to our fourth quarter. In the comparable period of 2010, we released two films, Marvel’s Iron Man 2

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

and DreamWorks Animation’s Shrek Forever After, and the quarter also benefited from strong carryover revenues related to DreamWorks Animation’s How to Train Your Dragon, which was released in the last week of March 2010. Domestic theatrical revenues decreased 22%, while international theatrical revenues increased 6%. Foreign exchange had a 10-percentage point favorable impact on international theatrical revenues.

Worldwide theatrical revenues increased $401 million, or 40%, to $1.405 billion in the nine months ended June 30, 2011, principally driven by the strength and number of our current year releases. During the nine months ended June 30, 2011, we released fourteen films, including Kung Fu Panda 2, Thor, DreamWorks Animation’s Megamind, True Grit, Rango, Jackass 3D, Paranormal Activity 2, Super 8 and Transformers: Dark of the Moon. In the comparable period of 2010, we released nine films. Domestic and international theatrical revenues increased 28% and 55%, respectively. Foreign exchange had a 7-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues increased $83 million, or 33%, to $331 million in the quarter ended June 30, 2011, principally reflecting the strength and number of our current quarter releases, as well as carryover revenues from titles released earlier in the fiscal year. During the quarter, we released four titles, including True Grit, Justin Bieber: Never Say Never and No Strings Attached, as compared to three titles in the prior year quarter. Domestic and international home entertainment revenues increased 47% and 20%, respectively, with a 11-percentage point favorable impact from foreign exchange on international home entertainment revenues.

Worldwide home entertainment revenues decreased $311 million, or 18%, to $1.379 billion in the nine months ended June 30, 2011. Current year releases included How to Train Your Dragon, Shrek Forever After, Megamind, The Last Airbender and True Grit. The decrease in revenues principally reflects the difficult comparison against the release of our strong 2009 summer tentpole titles Transformers: Revenge of the Fallen, Star Trek and G.I. Joe: The Rise of Cobra. Also contributing to the decline were lower revenues from catalog sales. The industry is experiencing softness in the DVD market, which has impacted sales of library product. Domestic and international home entertainment revenues decreased 20% and 16%, respectively, with a 1-percentage point favorable impact from foreign exchange on international home entertainment revenues.

Television License Fees

Worldwide television license fees increased $109 million, or 36%, to $416 million in the quarter, and $15 million, or 1%, to $1.026 billion in the nine months ended June 30, 2011, driven by the number and mix of available titles. The increase in the quarter principally reflects higher pay TV fees, as well as higher syndication and network television fees. The increase in the nine months principally reflects higher network television and syndication fees, partially offset by lower pay TV fees.

Ancillary

Ancillary revenues increased $26 million, or 57%, to $72 million in the quarter, principally reflecting higher digital revenues. Ancillary revenues increased $103 million, or 47%, to $320 million, in the nine months ended June 30, 2011, driven by the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel.

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

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Total expenses increased $182 million, or 15%, to $1.358 billion in the quarter, and $340 million, or 9%, to $3.974 billion in the nine months ended June 30, 2011, principally due to the increase in operating expenses.

Operating

Operating expenses increased $187 million, or 18%, to $1.214 billion in the quarter ended June 30, 2011. Distribution and other costs, principally print and advertising expenses, increased $95 million, or 20%, principally due to the number and mix of theatrical and home entertainment releases. Film costs increased $92 million, or 17%, primarily reflecting higher participation costs, including third party distribution arrangements, and increased amortization of film costs reflecting this quarter’s releases.

Operating expenses increased $373 million, or 12%, to $3.549 billion in the nine months ended June 30, 2011. Distribution and other costs, principally print and advertising expenses, increased $413 million, or 30%, due to the increase in number of theatrical releases. Film costs decreased $40 million, or 2%, primarily reflecting lower amortization of film costs due to the mix of home entertainment releases, partially offset by higher participation costs associated with third party distribution arrangements.

Selling, General and Administrative

SG&A decreased $3 million, or 2%, to $122 million in the quarter, and $22 million, or 6%, to $359 million in the nine months ended June 30, 2011 principally reflecting the timing of accrued incentive compensation costs.

Adjusted Operating Income

Adjusted operating income decreased $20 million to $49 million in the quarter ended June 30, 2011, reflecting the timing and mix of theatrical releases, partially offset by higher income from home entertainment and television license fee revenues. Adjusted operating income decreased $132 million to $156 million in the nine months ended June 30, 2011, principally reflecting the lower home entertainment revenues, partially offset by the benefit of the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel.

Factors Affecting Comparability

The consolidated financial statements for the quarter and nine months ended June 30, 2011 and 2010 reflect our results of operations, financial position and cash flows reported in accordance with U.S. generally accepted accounting principles. These results were affected by certain items identified as affecting comparability.

The following tables reconcile our results for the quarter and nine months ended June 30, 2011 and the nine months ended June 30, 2010 to adjusted results. There were no adjustments to our results for the quarter ended June 30, 2010.

(in millions, except per share amounts)	Quarter Ended June 30, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$981	$899	$574	$0.97
Factors Affecting Comparability:
Restructuring	14	14	9	0.02

Adjusted results	$995	$913	$583	$0.99

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

(in millions, except per share amounts)	Nine Months Ended June 30, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$2,781	$2,438	$1,570	$2.62
Factors Affecting Comparability:
Restructuring	14	14	9	0.01
Extinguishment of debt	-	87	54	0.09

Adjusted results	$2,795	$2,539	$1,633	$2.72

(in millions, except per share amounts)	Nine Months Ended June 30, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations
Reported results	$2,511	$2,114	$1,411	$2.31
Factors Affecting Comparability:
Asset impairment	60	60	19	0.03
Discrete tax benefits	-	-	(50)	(0.08)

Adjusted results	$2,571	$2,174	$1,380	$2.26

* Pre-tax earnings from continuing operations represent earnings before provision for income taxes.

** The tax impact has been calculated using the rates applicable to the adjustments presented.

Restructuring

During the quarter ended June 30, 2011, the Media Networks segment incurred employee separation costs, including accelerated vesting of certain equity-based compensation awards, of $14 million, which is included within Restructuring in our Consolidated Statement of Earnings.

Extinguishment of Debt

In the quarter ended March 31, 2011, we conducted a cash tender offer to repurchase a portion of the $1.5 billion aggregate principal of our 6.25% Senior Notes due 2016. Our repurchase of $582 million of principal at a purchase price of $1,153.50 per $1,000 pursuant to the tender offer resulted in a pre-tax extinguishment loss of $87 million in the quarter ended March 31, 2011.

Asset Impairment

In the quarter ended December 31, 2009, we recorded a $60 million non-cash impairment charge in the Media Networks segment related to certain broadcast licenses held by a 32%-owned consolidated entity. The impact to Net earnings attributable to Viacom was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest.

Discrete Tax Items

Our effective income tax rate was 34.5%, excluding the impact of the loss on extinguishment of debt, in the nine months ended June 30, 2011. The discrete impact of the loss was 0.1 incremental percentage points of tax benefit, which reconciles to the reported effective rate of 34.4%.

In the nine months ended June 30, 2010, our effective income tax rate was 35.8%, excluding the impact of discrete items. Discrete tax benefits of $50 million, taken together with the impact of asset impairment, contributed 1.4 percentage points of tax benefit, which reconciles to the reported effective rate of 34.4%. The discrete taxes were principally due to reserve releases resulting from effectively settled audits.

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

Cash Flows

Cash and cash equivalents increased by $118 million in the nine months ended June 30, 2011.

Operating Activities

Cash provided by operations was $1.836 billion for the nine months ended June 30, 2011, an increase of $634 million compared with the same period in 2010. The increase principally reflects the comparison against a $775 million reduction in securitized receivables in 2010, lower income tax payments and higher revenues, partially offset by higher expenses, including increased production spending and higher participation payments associated with third party distribution arrangements at the Filmed Entertainment segment, as well as the payment of the premium on our debt extinguishment. In addition, cash used in discontinued operations was $20 million in fiscal 2011 as compared with cash provided by discontinued operations of $127 million in the prior year, principally due to the timing of product launches and nine months of activity in the prior year as compared with three months in the current year.

Investing Activities

Cash used in investing activities was $135 million for the nine months ended June 30, 2011, compared with $213 million in the same period in 2010. The decrease is due to lower spending on acquisitions and investments and capital expenditures. In fiscal 2011, cash used in investing activities included $58 million related to acquisitions and investments principally reflecting an investment in a European television programmer. In the prior year, cash used in investing activities included $101 million related to acquisitions and investments principally related to the acquisition of Teenage Mutant Ninja Turtles and investment in EPIX.

Financing Activities

Cash used in financing activities was $1.598 billion for the nine months ended June 30, 2011 compared with $552 million in the same period in 2010. The net outflow was primarily driven by share repurchases and dividends. During the nine months ended June 30, 2011, we repurchased 36.0 million shares for an aggregate purchase price of $1.600 billion, of which $1.561 billion of repurchases had settled as of June 30, 2011, and paid $272 million in dividends. From July 1, 2011 through August 4, 2011, we repurchased an additional 4.4 million shares for an aggregate purchase price of $224 million. The net impact of our issuance of $1.0 billion of senior notes, repurchase of $582 million principal amount of our 6.25% Senior Notes due 2016 and repayment of the remaining $193 million principal amount of our 5.75% Senior Notes due on April 30, 2011 contributed a partially offsetting inflow. In the prior year, cash used in financing activities was driven by the repayment of long-term debt and commercial paper borrowings.

In May 2011, we increased our quarterly dividend to $0.25 per share of Class A and B common stock from $0.15 per share beginning with the dividend payable on July 1, 2011.

Management’s Discussion and Analysis

Of Results of Operations and Financial Condition

(Continued)

Capital Resources

Capital Structure and Debt

At June 30, 2011, total debt was $6.954 billion, an increase of $202 million from $6.752 billion at September 30, 2010. During the second quarter, we took advantage of favorable market conditions to lengthen the maturities and reduce the weighted-average borrowing cost of our public debt. In February 2011, we issued $500 million aggregate principal amount of 4.5% Senior Notes due 2021 and used the net proceeds to repurchase $582 million principal amount of our 6.25% Senior Notes due 2016. In March 2011, we issued $500 million aggregate principal amount of 3.5% Senior Notes due 2017. We used the net proceeds from this offering for general corporate purposes, including the repayment of the remaining $193 million principal amount of our 5.75% Senior Notes due on April 30, 2011 and the repurchase of shares under our stock repurchase program.

There were no amounts outstanding under our $2.0 billion revolving credit facility or commercial paper program at June 30, 2011. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at June 30, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended June 30, 2011 under the $4.0 billion stock repurchase program that we announced on June 9, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)

Month ended April 30, 2011	3,764	$47.83	$2,920
Month ended May 31, 2011	4,991	$50.49	$2,668
Month ended June 30, 2011	5,487	$48.84	$2,400

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1*	Form of Stock Option/RSU Confirmation Sheet under the Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (the “2011 LTMIP”).

10.2*	Form of Terms and Conditions to the Stock Option Certificate under the 2011 LTMIP.

10.3*	Form of Terms and Conditions to the Restricted Share Units Certificate under the 2011 LTMIP.

10.4*	Form of Terms and Conditions to the Performance Share Units under the 2011 LTMIP.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: August 5, 2011	By:	/s/ JAMES W. BARGE

James W. Barge
Executive Vice President, Chief Financial Officer

Date: August 5, 2011	By:	/s/ KATHERINE GILL-CHAREST

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Form of Stock Option/RSU Confirmation Sheet under the Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (the “2011 LTMIP”).

10.2*	Form of Terms and Conditions to the Stock Option Certificate under the 2011 LTMIP.

10.3*	Form of Terms and Conditions to the Restricted Share Units Certificate under the 2011 LTMIP.

10.4*	Form of Terms and Conditions to the Performance Share Units under the 2011 LTMIP.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

** Furnished herewith.