Form 10-K
period 2011-09-30
Viacom Inc.
filed 2011-11-10
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of the close of business on March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there were 51,625,640 shares of the registrant’s Class A common stock, par value $0.001 per share, and 536,176,526 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 31, 2011 was approximately $561.7 million (based upon the closing price of $53.29 per share as reported by the New York Stock Exchange on March 31, 2011). The aggregate market value of Class B common stock held by non-affiliates as of March 31, 2011 was approximately $24.9 billion (based upon the closing price of $46.52 per share as reported by the New York Stock Exchange on March 31, 2011).

As of October 31, 2011, 51,408,049 shares of our Class A common stock and 500,803,496 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2012 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

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

In 2010, we changed our fiscal year end to September 30 from December 31 to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, particularly the cable broadcast year. This Annual Report on Form 10-K reports our financial results for the twelve months ended September 30, 2011 (our first full fiscal year since the change), which we refer to as “fiscal year 2011.” Our “fiscal year 2010” results reflect our results for the nine-month transition period ended September 30, 2010, and our “fiscal year 2009” results reflect our results for the twelve months ended December 31, 2009.

Media Networks

Our Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content to our audiences across multiple platforms, which allows them to engage with our content how and where they want to view and interact with it: on television, online and on mobile devices and through a variety of consumer products.

Viacom Media Networks operates our media networks businesses through four channel groups: Music & Logo, Nickelodeon, Entertainment and BET Networks. Viacom Media Networks and its international operations reach approximately 700 million households in approximately 160 countries and territories worldwide via its approximately 160 channels and multiplatform properties, which include MTV®, VH1®, CMT®, Logo®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite™, Neopets®, COMEDY CENTRAL®, TV Land®, Spike TV®, Tr3s®, BET® and CENTRIC®, among others. Viacom Media Networks also has a casual games business that includes websites such as AddictingGames.com and Shockwave.com.

Our Media Networks segment generates revenues principally from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 61%, 65% and 60% of our revenues for the fiscal years 2011, 2010 and 2009, respectively.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films® and Nickelodeon Movies™ brands. Paramount Pictures has been a leading producer and distributor of motion pictures since 1912 and has a library consisting of over 3,300 motion pictures and a small number of television programs. It also acquires films for distribution and has distribution relationships with third parties, including DreamWorks Animation SKG, Inc. (“DreamWorks Animation”). In fiscal year 2011, Paramount distributed the final two theatrical titles under its distribution arrangement with MVL Productions LLC (“Marvel”), now a subsidiary of The Walt Disney Company (“Disney”). Paramount also distributes motion pictures and other entertainment content on DVD and Blu-ray, television, digital and other platforms in the United States and internationally.

Revenues from the Filmed Entertainment segment are generated primarily from the theatrical release and/or distribution of motion pictures, sale of home entertainment products such as DVDs and Blu-ray discs, and licensing of motion pictures and other content to pay and basic cable television, broadcast television, syndicated television and digital media outlets. Revenues from the Filmed Entertainment segment accounted for 40%,36% and 41% of our revenues for fiscal years 2011, 2010 and 2009, respectively, with elimination of intercompany revenues of (1%) for each period.

Business Strategy

We develop and distribute television programming, motion pictures, digital offerings and other creative entertainment content to serve diverse audiences worldwide. We manage our global portfolio of brands with creativity, expertise and discipline to produce and distribute entertainment experiences across all media platforms and engage consumers in all areas of their lives. With a strategic focus on content, we aim to:

•	expand and enhance our brands worldwide by creating and acquiring popular television programming and motion pictures, building new networks and innovating in other forms of entertainment;

•	foster a creative and diverse corporate culture that reflects the diverse audiences we serve and strengthens our position as a leader in entertainment for consumers around the world;

•

invest wisely in content that fits our core businesses and brand portfolios, including original programming inspired by our proprietary audience research, and that will build our content library, grow ratings across our networks and fuel expansion in international markets;

•	capitalize on opportunities created by the emergence of new digital distributors that have the scale and resources to compete with traditional media distributors;

•

expand our relationships with our advertising, cable, satellite, digital, mobile and licensing partners to develop new ways to deepen our connection with audiences through insightful research and the development of content that resonates with targeted audiences;

•

develop a film slate that is focused on key branded and franchise films, including animated movies, complemented by smaller productions and acquisitions, and that is guided by financial discipline and driven by innovative promotion and marketing;

•	build our Media Networks and Filmed Entertainment businesses around the world by developing new brands and properties with local and multinational appeal;

•

innovate in the distribution of content through new and existing platforms while continuing to protect our vast collection of intellectual property from theft through technology solutions, communications, legal enforcement and other activities; and

•	create efficiencies, execute strategies, maintain a strong financial position and return maximum value to our stockholders.

Corporate Information

We were organized as a Delaware corporation in 2005 in connection with our separation from CBS Corporation, which was effective January 1, 2006. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information on our website is not intended to be incorporated into this report.

MEDIA NETWORKS

Viacom Media Networks operates our media networks program services, websites and other digital media services in the United States and internationally. In 2011, we undertook a reorganization of the Media Networks segment, which is now comprised of four channel groups – Music & Logo, Nickelodeon, Entertainment and BET Networks – that operate under Viacom Media Networks.

Media Networks Revenues

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time related to our content and associated marketing services, (ii) affiliate fees from cable television operators, direct-to-home satellite television operators, digital distributors and mobile networks and (iii) ancillary revenues, including consumer products licensing, brand licensing, home entertainment sales of our programming, television syndication and casual gaming. In fiscal year 2011, advertising revenues, affiliate fees and ancillary revenues were approximately 55%, 38% and 7%, respectively, of total revenues for the Media Networks segment.

Advertising Revenues

The advertising revenues generated by our program services depend on the number of households subscribing to the service, household and viewership demographics and ratings as determined by third party research companies such as The Nielsen Company (US), LLC (“Nielsen”). Our media networks properties target key audiences. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET targets African-American audiences. We sell a certain amount of our advertising inventory on our program services in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely determined in our third fiscal quarter and reflected beginning in the first quarter of our subsequent fiscal year.

Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the first quarter of our fiscal year.

Our digital businesses generate revenue primarily from a combination of advertising and sponsorships. Our on-air programming drives traffic to our digital properties and vice versa, facilitating convergent, or cross-platform, advertising sales and related services. We also receive advertising revenue from sales of advertising inventory associated with third party content and websites. We also syndicate ad-supported long-form and short-form video content to select online destinations, which ultimately drives viewership back to our core program services and digital properties.

Affiliate Revenues

Revenues from affiliate fees are received from cable and satellite television operators, digital distributors and mobile networks. Our agreements with cable and satellite operators are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. Digital distribution agreements typically cover a large amount of programming and provide for various dates upon which each program becomes available for distribution on the digital platform. Revenue from these arrangements is recognized upon program availability and will fluctuate quarterly depending on the availability of the programs licensed. Digital distribution agreements are generally for a shorter term than carriage agreements with traditional cable and satellite television operators. We continue to devise ways to build stronger and more expansive multi-media partnerships with the various distributors of our content that maximize the value of our content for us, our audience and our affiliate and digital partners, such as customized content offerings for video-on-demand and digital distribution with our cable and satellite partners.

Ancillary Revenues

Our ancillary revenues are principally derived from (i) consumer products and brand licensing, including the licensing of popular characters from our programs and digital properties for consumer products, video games and publishing, (ii) distribution of our programming in the home entertainment market through the sale and rental of DVDs and Blu-ray, video-on-demand, download-to-own and download-to-rent services, (iii) television syndication and (iv) casual gaming. Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.

Media Networks Properties

Viacom Media Networks is principally comprised of four channel groups based on target audience, similarity of programming and other factors: Music & Logo, Nickelodeon, Entertainment and BET Networks. Worldwide, Viacom Media Networks’ program services reached approximately 700 million households in approximately 160 countries via its approximately 160 channels and multiplatform properties in September 2011. Viacom Media Networks’ online properties collectively averaged approximately 80 million unique visitors per month domestically during the quarter ended September 30, 2011. Viacom Media Networks operates the international extensions of our brands, as well as certain program services created specifically for international and/or non-English speaking audiences, through its international operations (“Viacom International Media Networks”). Viacom International Media Networks owns and operates, participates in through joint ventures, and/or licenses to third parties to operate approximately 135 channels and program services, including extensions of our multimedia brands MTV, VH1, Nickelodeon, COMEDY CENTRAL and BET, as well as program services regionally customized for particular viewers with local language, music, programming and on-air personalities. For example, Tr3s: MTV, Música y Más (formerly, MTV Tr3s) is a bilingual network for U.S.-based Latinos; Colors is a highly-rated Hindi-language general entertainment channel operated by our Viacom 18 joint venture, which is available in India, as well as in the UK and the U.S. as Aapka Colors; Game One is a general entertainment channel available in France, featuring Japanese anime programming; Paramount Comedy is a 24-hour Spanish-language comedy channel available in Spain; Viacom Blink! is a premium entertainment channel launched in July 2011 for the female audience in Poland; and Viva is a music and entertainment channel in the UK, Germany, Austria, Switzerland and parts of Eastern Europe. Viacom International Media Networks also manages the ongoing international expansion of the Paramount television brand, as well as a number of digital extensions of our brands, including MTV Dance, MTV Hits and MTV Rocks.

Our most important media networks properties are discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen, the Internet user data is according to comScore Media Metrix (U.S. data only unless otherwise indicated) and the video stream data is based on internal tracking. International reach statistics are derived from internal data coupled with external sources when available.

Music & Logo

The Music & Logo group includes our music, youth and young adult-oriented program services and digital properties, which generally target the 12-24, 18-24 and 18-34 demographics, and Logo, our properties for the lesbian, gay, bisexual and transgender audience. Some of our key properties in this group include:

MTV
•	A leading global brand and multimedia destination targeting the millennial generation, music fans and artists, and offering content built around compelling storytelling, music discovery and activism across television, online and mobile platforms.
•	Programming highlights in fiscal year 2011 included hits such as Jersey Shore, Teen Mom, 16 and Pregnant, Teen Wolf, Awkward and Ridiculousness; tentpole events such as the 2011 MTV Video Music Awards, which were watched by approximately 14 million viewers on MTV, MTV2 and VH1 according to Nielsen, and the MTV Movie Awards; and long-time favorites Randy Jackson Presents America’s Best Dance Crew and The Real World.
•	MTV reached approximately 99 million domestic television households in September 2011 and more than 600 million households in more than 150 countries and territories worldwide via its 58 MTV branded channels. It reaches many more households through branded programming blocks on third party broadcasters.

MTV2
•	Part of the MTV family of channels, a music and lifestyle network targeting “millenials” aged 15 to 25 and featuring original music, live-action sport and irreverent lifestyle programming.
•	Programming highlights included music-based programs such as Sucker Free Countdown, The Dub Magazine Project, Funk Flex Full Throttle and 120 Minutes with Matt Pinfield; action sports and lifestyle programming such as Bellator Fighting Championships, The Dudesons, Nitro Circus and Lingerie Football League; and the premiere of Jackass 3.5: The Movie.
•	MTV2 reached approximately 78 million domestic television households in September 2011.

MTV.com
•	Digital and mobile destinations featuring a diverse array of music, entertainment and pop culture content, including exclusive music performances, news, interviews, digital only tentpoles such as the O Music Awards, and leading franchises such as MTV News, Unplugged, Posted, MTV Buzzworthy, MTV Movies, MTV Style, MTV Geek and MTV Clutch. Each digital and mobile platform provides additive value to MTV’s television programming, including through social media interactions with cast members and other exclusive content. As of September 30, 2011, MTV had approximately 87 million Facebook fans and approximately 3.3 million followers on Twitter.
•	In the quarter ended September 30, 2011, MTV.com averaged approximately 14 million monthly unique visitors and 214.6 million video streams each month.

VH1
•	Music and pop culture-driven network targeting adults aged 18-49 who like to remain connected to pop culture – and featuring a variety of original and acquired programming primarily focused on music artists, celebrities and real life stories, as well as online and mobile platforms.
•	Programming highlights included Mob Wives, Single Ladies, Basketball Wives, Tough Love and Celebrity Rehab with Dr. Drew; tentpoles such as the Critics Choice Movie Awards and VHI Hip Hop Honors; and core music offerings such as VH1 Divas, Behind the Music, Pop Up Video and VH1’s Rock Docs.
•	VH1 reached approximately 98 million domestic television households in September 2011.

VH1 Classic
•	Classic-themed network featuring music videos, documentaries, movies and concert footage from the 1970s, 1980s and 1990s, as well as other music-themed programs.
•	Programming highlights included That Metal Show, Behind the Music: Remastered, Totally 80s, Classic Pop-Up Video, VH1 Classic 120 Minutes and Rock ‘n’ Roll Fantasy Camp.
•	VH1 Classic reached approximately 58 million domestic television households in September 2011.

VH1 Digital
•	Digital and mobile destinations, including VH1.com, VH1Classic.com and VH1 Mobile, featuring a diverse array of music-themed and pop culture content, including live events, performances, news, music videos, original series, the tablet App VH1 Co-Star and leading franchises such as BestWeekEver.TV, TheFabLife.com, Posted, Unplugged, Pop Up Video and the VH1 Blog, each complementing VH1’s programming.
•	In the quarter ended September 30, 2011, VH1.com averaged approximately 2.4 million monthly unique visitors and 34.9 million video streams each month.

CMT and CMT Digital
•	Authorities on music and culture, featuring the latest in country music videos, news, awards and live concerts. The network delivers country’s biggest stars across its digital extensions including CMT.com, CMT Mobile, CMT On Demand and CMT Pure Country, the network’s all-music digital channel.
•	Programming highlights included CMT’s Next Superstar, CMT Invitation Only, Sweet Home Alabama, Texas Women and Angels Among Us; tentpoles such as the annual CMT Music Awards, CMT Crossroads and CMT Artists of the Year; and CMT’s highly-rated weekly franchises CMT Insider and CMT Top 20 Countdown.
•	CMT reached approximately 92 million domestic television households in September 2011. In the quarter ended September 30, 2011, CMT.com averaged approximately 2.2 million monthly unique visitors and 11.7 million video streams each month.

Logo and Logo Digital
•	A leading network for gays, lesbians and their families and friends, featuring a mix of original and acquired content as well as news, social networking and community building. Logo’s programming is complemented by a number of online properties, including LogoTV.com, TripOutTravel.com, AfterEllen.com, AfterElton.com, DowneLink.com and NewNowNext.com.
•	Programming highlights included original programs such as The A-List New York, The A-List Dallas, Bad Sex, Be Good Johnnie Weir, RuPaul’s Drag Race, RuPaul’s Drag U and The NewNowNext Awards, as well as acquired programs such as 1 girl 5 gays, Buffy the Vampire Slayer, Absolutely Fabulous and Nip/Tuck.
•	Logo reached approximately 48 million domestic television households in September 2011.

Other key Music & Logo properties include mtvU, our on-air, online and on-campus network created by and for the college audience; MTV Films, MTV’s motion picture brand; and PalladiaHD, a music-centric high definition television channel.

Nickelodeon

The Nickelodeon group provides high-quality entertainment and educational programs, websites and online services targeted to kids ages 2-17 and their families. Some of our key properties in this group include:

Nickelodeon and Nick at Nite
•	Nickelodeon has been the number one rated basic cable network for over 16 years according to Nielsen. Nickelodeon features original and licensed programming for kids during the daytime hours. Nick at Nite airs during the evening and overnight hours and primarily features licensed contemporary family comedies. Nickelodeon produces and distributes television programming worldwide and has a global consumer products business.
•	Nickelodeon programming highlights in fiscal year 2011 included hits such as iCarly, Victorious, Big Time Rush, SpongeBob SquarePants, House of Anubis and T.U.F.F. Puppy; tentpoles such as The Kids Choice Awards, Worldwide Day of Play and The HALO Awards; and specials such as iParty with Victorious, SpongeBob SquarePants: Frozen Face Off and Penguins of Madagascar: Return of the Revenge of Dr. Blow Hole. Nick at Nite programming highlights included the launch of Friends, as well as George Lopez, My Wife and Kids and That 70s Show.
•	Nickelodeon is bringing a number of kids’ franchises to its programming slate and consumer product offerings, including a revamped Teenage Mutant Ninja Turtles, The Winx Club and The World of Beatrix Potter™.
•	Nickelodeon and Nick at Nite reached approximately 100 million domestic television households in September 2011. Nickelodeon reached approximately 330 million households in more than 110 countries and territories in September 2011 via its 26 Nickelodeon branded channels, and many more households through branded programming blocks on third party broadcasters.

Nick.com
•	The online destination for all things Nickelodeon, featuring video streaming of Nick content and games.
•	In the quarter ended September 30, 2011, Nick.com sites averaged 11.3 million monthly unique visitors. Nick.com had an average of 104.6 million video streams each month.

Nick Jr. and NickJr.com
•	Nick Jr. is a channel for preschoolers that educates and entertains, where kids can engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. NickJr.com offers kids entertaining and enriching online activities geared toward their interests, ages and developmental levels.
•	Nick Jr. favorites included Team Umizoomi, Bubble Guppies, Dino Dan, Dora the Explorer, Go, Diego, Go!, The Wonder Pets, The Backyardigans, The Fresh Beat Band and Max and Ruby.
•	Nick Jr. reached approximately 73 million domestic television households in September 2011. In the quarter ended September 30, 2011, NickJr.com averaged 4.8 million monthly unique visitors.

TeenNick and TeenNick.com
•	TeenNick is Nickelodeon’s 24-hour network exclusively for and about teens, featuring award-winning series, original shows and TV favorites with a focus on celebrating the unique everyday realities of being a teen. TeenNick.com features the best episodes and clips of TeenNick shows, as well as games, quizzes and a vibrant user community.
•	Programming highlights included series and events such as Degrassi, H2O and The HALO Awards, as well as Nickelodeon hits like True Jackson, Zoey 101 and Drake and Josh.
•	TeenNick reached approximately 70 million domestic television households in September 2011. In the quarter ended September 30, 2011, TeenNick.com averaged 2.6 million monthly unique visitors.

Nicktoons
•	Leading cartoon destination targeting boys and featuring signature franchises such as Dragon Ball Z Kai and Avatar: The Last Airbender, as well as fan favorites such as The Fairly OddParents, Back to the Barnyard and The Penguins of Madagascar.
•	Programming highlights included the new series Voltron Force, the Power Rangers and returning hits like NFL Rush Zone: Guardians of the Core, Speed Racer: The Next Generation, Iron Man: Armored Adventures and the Hero Factory franchise.
•	Nicktoons reached approximately 58 million domestic television households in September 2011.

ParentsConnect.com
•	Social networking destination for parents, featuring message boards, expert advice, user generated content, baby names, games and contests, local events and activities and personal profile pages. In the quarter ended September 30, 2011, ParentsConnect averaged 3.3 million monthly unique visitors.

Nickelodeon Games Group
•	Gaming services offering classic arcade games and puzzles, social games, sports and other games, as well as our dedicated casual games sites Shockwave.com and AddictingGames.com and several iPhone apps featuring Nick, Nick Jr. and AddictingGames content. Nickelodeon’s portfolio of gaming sites averaged 11.4 million monthly unique visitors in the quarter ended September 30, 2011.
•	In addition to gaming, Nickelodeon Games offers virtual worlds, including Monkey Quest, Neopets and Petpet Park, that target online youths and allow members to create a virtual identity and participate in a variety of customized gameplay. Monkey Quest has approximately 4.7 million members and, in the quarter ended September 30, 2011, averaged approximately 1.8 million monthly unique visitors. Neopets has approximately 67 million members and averaged approximately 1.9 million monthly unique visitors in the quarter. Petpet Park has approximately 10 million registered users and averaged approximately 1.7 million monthly unique visitors in the quarter.

Other Nickelodeon properties include Nick Jr. Video, which is the broadband service of Nick Jr.; Nickelodeon Movies, Nickelodeon’s motion picture brand, under which Paramount released Rango in fiscal year 2011 and expects to release The Adventures of Tintin in fiscal 2012; and the Nickelodeon Animation Studio. In addition, Nickelodeon licenses its brands for hotels, cruises, live tours and other themed entertainment outlets.

Entertainment

The Entertainment group produces and distributes programming, online content and games that generally target adult and male audiences. Some of our key properties in this group include:

COMEDY CENTRAL and Comedycentral.com
•	Comedy Central is the destination for all things comedy, featuring award-winning “fake news” programs, stand-up comedy, sitcoms and animated programming. Comedy Central also operates a live comedy touring business. Comedycentral.com is a leading online video platform featuring exclusive Comedy Central content. Other Comedy Central online properties include thedailyshow.com and Colbertnation.com, the official fan sites of The Daily Show with Jon Stewart and The Colbert Report, Jokes.com, the largest stand-up comedy library online, and our interest in the official South Park website southparkstudios.com, which features the latest in South Park news and content.
•	Programming highlights in fiscal year 2011 included the Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, The Colbert Report and South Park; The Comedy Awards, the first annual multi-network, multi-platform event dedicated to honoring and celebrating the world of comedy; new original programming such as Workaholics and Jon Benjamin Has a Van; favorites such as Tosh.0, Futurama and Ugly Americans; and specials such as The COMEDY CENTRAL Roast of Charlie Sheen.
•	COMEDY CENTRAL reached approximately 98 million domestic television households in September 2011. In the quarter ended September 30, 2011, COMEDY CENTRAL’s online properties averaged 9.2 million monthly unique visitors and 108.9 million video streams each month.

Spike TV and SPIKE.com
•	Spike TV is a male-oriented network featuring a mix of original and acquired programming, specials, live events and movies. Spike.com is a leading online video entertainment destination for men 18-34, featuring Spike TV’s shows, movie and video game trailers, sports clips, celebrity galleries and original digital content.
•	Spike TV programming highlights included new programming such as Bar Rescue, Coal and Repo Games; favorites such as UFC: The Ultimate Fighter (2012 will be UFC’s final year on Spike), Auction Hunters, Impact Wrestling, Deadliest Warrior, Blue Mountain State and 1000 Ways to Die; and tentpoles such as Spike’s Guys Choice Awards, Video Game Awards and Scream Awards.
•	Spike TV reached approximately 99 million domestic television households in September 2011. In the quarter ended September 30, 2011, Spike.com averaged approximately 2.2 million monthly unique visitors and 17 million video streams each month.

TV Land
•	Airs a mix of original programming, classic TV shows, specials and iconic movies designed to appeal to the entertainment needs and attitudes of adults in their 40s and 50s.
•	Programming highlights included the new hit original sitcom Happily Divorced; returning favorites such as Emmy-nominated Hot in Cleveland and Retired at 35, High School Reunion, 30 Rock, Roseanne, Boston Legal and Everybody Loves Raymond; and tentpoles such as The TV Land Awards and the AFI Lifetime Achievement Awards.
•	TV Land reached approximately 97 million domestic television households in September 2011.

Other Entertainment properties include Atom.com, an online service for original short comedy films and video clips, and GameTrailers.com, which showcases videogame trailers and produces broadcast quality video content for video games.

BET Networks

BET Networks is a leading provider of entertainment, music, news and public affairs programming targeted to African-American audiences and consumers of Black culture. BET Networks’ program services include its flagship BET channel, CENTRIC, BET Gospel and BET Hip Hop.

BET
•	BET is the nation’s leading television network providing entertainment, music, news and public affairs programming to African-American audiences. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, its core channel which focuses on young Black adults; BET Gospel, which focuses on gospel music and spiritual programming; and BET Hip Hop, which features hip hop music programming and performances.
•	BET programming highlights in fiscal year 2011 included Let’s Stay Together, The Game, 106 & Park, The Family Crews, The Parkers, Sunday Best, tentpoles such as the BET Awards ‘11, BET Honors, Black Girls Rock and the Soul Train Awards, and newly acquired series The Bernie Mac Show.
•	BET reached approximately 91 million domestic television households in September 2011. According to internal data, BET Gospel and BET Hip Hop reached approximately 7.3 million and 380,000 domestic television households, respectively.

CENTRIC
•	CENTRIC reflects the lifestyle of today’s African-American and multicultural adult viewer, delivering a variety of music artists, along with culturally relevant movies, series, live performances and reality programming.
•	CENTRIC programming highlights included The Steve Harvey Project, The Hot 10, Keith Sweat’s Platinum House, Model City, Keeping Up with the Joneses and the Soul Train Awards and acquisitions The Cosby Show and In Living Color.
•	CENTRIC reached approximately 46 million domestic television households in September 2011.

BET.com
•	BET.com is a leading online destination for African-American audiences and offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services.
•	In the quarter ended September 30, 2011, BET.com averaged approximately 2.2 million monthly unique visitors.

Other BET Networks properties include BET Home Entertainment, a collection of BET-branded offerings including DVDs and video-on-demand; and BET Mobile, which delivers music, gaming and video content to its target audiences on mobile devices and digital services across all major service providers.

Media Networks Competition

Our media networks compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our media networks generally compete with other widely distributed cable networks, the broadcast television networks and digital content distributors. Each programming service also competes for audience share with competitors’ programming services that target the same audience. For example, Nickelodeon and its related properties compete with other entertainment companies for younger viewers and BET competes with African-American oriented shows on cable and broadcast networks. We also compete with other cable networks for affiliate fees. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources, other entertainment offerings and/or audience leisure time may affect our revenues.

FILMED ENTERTAINMENT

Our Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. Paramount also acquires films for distribution and has agreements in place to distribute and provide fulfillment services for certain films produced by DreamWorks Animation. In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows on DVD and Blu-ray, video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).

In fiscal year 2011, the Filmed Entertainment segment released 15 films in the domestic theatrical market, including two films distributed on behalf of DreamWorks Animation and two films distributed on behalf of Marvel. Paramount generally targets releasing 14-16 films annually, aims to create a carefully balanced film slate focused on a mix of key branded and franchise films, including animated movies, and complements its slate with smaller productions and acquisitions. Paramount releases certain of its films in 3D format. Paramount’s film slate is designed to represent a variety of genres, styles and levels of investment and risk – with the goal of creating entertainment for both worldwide appeal and niche audiences. In July 2011, Paramount announced its plans to expand into the production of animated films, launching a new, in-house animation division that is expected to produce high quality CGI-animated films with budgets up to $100 million per film. The animation division will initially aim to release one film per year, beginning in 2014. Paramount also continues to focus on developing innovative promotion and marketing approaches for its releases.

In September 2011, Paramount announced a strategic realignment of certain of its business lines, primarily in response to the evolving global entertainment market. It will now have a combined Home Media Distribution group for its worldwide home entertainment, digital licensing and television licensing activities. Paramount also centralized the oversight of global theatrical management in Los Angeles.

Filmed Entertainment Revenues

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVD, Blu-ray and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties, (iii) television and digital license fees paid worldwide by third parties for film exhibition rights during the various other distribution windows and through digital distributors and (iv) ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, distribution of content specifically developed for digital platforms and game distribution. In fiscal year 2011, theatrical revenues, home entertainment revenues, license fees and ancillary revenues were approximately 37%, 32%, 24% and 7%, respectively, of total revenues for the Filmed Entertainment segment.

Theatrical

Paramount releases films theatrically in domestic and international markets and generates revenues from audience ticket sales. In addition to the traditional 2D format, certain of Paramount’s theatrical releases are made available in 3D and/or formatted for viewing on IMAX screens, tickets for which are generally sold at premium pricing. Each motion picture is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response is of fundamental importance. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months and around holidays, particularly in the first quarter of our fiscal year.

Home Entertainment

Home entertainment revenues are derived from the worldwide sales, marketing and distribution of DVDs and Blu-ray discs for filmed entertainment produced by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties. Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and by overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending.

Television and Digital License Fees

Films produced, owned or distributed by Paramount or our subsidiary DW Studios are licensed worldwide, for a fee or on a revenue-sharing basis, to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television, syndicated television and digital platforms, including Netflix and iTunes. Revenue from television and digital license fees is recognized upon program availability and will fluctuate depending on the number and mix of available titles in any given territory.

Our EPIX™ joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) provides a multiplatform premium entertainment service offering Paramount, Lionsgate, MGM Studios and certain third party films to cable, satellite and other subscribers through a premium pay television channel and television and digital video-on-demand services. EPIX delivers films from Paramount, Paramount Vantage, MTV Films and Nickelodeon Movies released theatrically on or after January 1, 2008 and MGM Studios, United Artists and Lionsgate titles released theatrically on or after January 1, 2009. In August 2010, EPIX and Netflix entered into a multi-year agreement under which EPIX licenses a substantial number of its partner studios’ new releases and library titles to Netflix for use on its subscription service, allowing Netflix members to stream a variety of EPIX titles from Netflix online.

Ancillary

Paramount provides production services to third parties, primarily at Paramount’s studio lot. Paramount also licenses its brands for consumer products, themed restaurants, live stage plays, film clips and theme parks. Licensing revenues are typically derived from royalties based on the licensee’s revenues, with an advance and/or guarantee against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.

Paramount also develops original content for launch on digital distribution platforms worldwide, including made-for-digital motion pictures and other content offered for sale and rent through third party online destinations, including Paramount’s direct mobile movie site, m.paramount.com. Paramount also has a presence in the games business.

Motion Picture Production and Distribution

Paramount produces many of the motion pictures it releases. It also acquires films for distribution from third parties and distributes films on behalf of third parties, including pursuant to its relationship with DreamWorks Animation. Paramount also has agreements with third parties, including other studios, to co-finance or co-distribute certain of our motion pictures. We distribute some motion pictures worldwide, and for others, a third party may distribute a picture in certain territories. Paramount also enters into film financing arrangements from time to time under which third parties participate in the financing of the production costs of a film or slate of films, typically in exchange for a partial copyright interest.

For domestic distribution, Paramount performs its own marketing and distribution services for theatrical and home entertainment releases. In the domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States on or after January 1, 2008 are generally exhibited on EPIX. One additional unreleased DreamWorks/DW Studios film, as well as DreamWorks Animation films released through 2012, will be distributed under an existing agreement between DW Studios and Home Box Office (HBO). Paramount also distributes films domestically in the other distribution windows and on various digital platforms.

In international markets, Paramount, through its international affiliates, generally distributes its motion pictures for theatrical release through its own distribution operations or, in some countries, through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. In five territories, Paramount distributes through Universal, and in two additional territories, Paramount handles distribution of Universal’s motion pictures. Paramount also distributes Universal’s home entertainment products in two territories, and Paramount’s home entertainment group continues to review other possibilities for further efficiencies in international markets.

Producing, marketing and distributing a motion picture can involve significant costs, and can also cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability may not be realized until well after a film’s theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.

Paramount’s key 2011 releases are discussed below.

•	Theatrical Releases. In fiscal year 2011, the Filmed Entertainment segment theatrically released in domestic and/or international markets Transformers: Dark of the Moon, DreamWorks Animation’s Kung Fu Panda 2 and Megamind, Marvel’s Thor and Captain America: The First Avenger, Super 8, True Grit, Nickelodeon Movies’ Rango, Paranormal Activity 2, No Strings Attached, MTV Films’ Justin Bieber: Never Say Never, The Fighter and MTV Films’ Jackass 3D, among others. In addition to MTV Films’ Footloose, Paramount’s fiscal year 2012 slate is expected to include Paranormal Activity 3, Mission: Impossible – The Ghost Protocol, DreamWorks Animation’s Puss In Boots, The Adventures of Tintin, Hansel and Gretel: Witch Hunters and Hugo.

•	Film Library. Paramount has an extensive library consisting of approximately 1,100 motion picture titles produced by Paramount and acquired rights to approximately 2,200 additional motion pictures and a small number of television programs. The library includes many Academy Award winners such as Titanic, Braveheart, Forrest Gump, An Inconvenient Truth, There Will Be Blood and such classics as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, as well as successful franchises such as Indiana Jones, Transformers, Star Trek, Mission: Impossible and The Godfather.

•	Home Entertainment Releases. Key home entertainment releases in fiscal year 2011 included DreamWorks Animation’s How to Train Your Dragon, Shrek Forever After and Megamind, Transformers: Dark of the Moon, True Grit, The Last Airbender, Thor, Rango, The Fighter, Paranormal Activity 2, Justin Bieber: Never Say Never, Jackass 3D and No Strings Attached, among others. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central, BET, CBS and select PBS programs.
•	Television and Digital Licensing. Paramount licenses its films worldwide to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast and syndicated television, and digital platforms, including Netflix and iTunes. Key titles made available in fiscal year 2011 included DreamWorks Animation’s How to Train your Dragon and Shrek Forever After, Marvel’s Iron Man 2, The Last Airbender, Dinner for Schmucks and She’s Out of My League, among others.
•	Digital Entertainment. Paramount develops and distributes original content for launch on digital distribution platforms worldwide. Key projects in fiscal year 2011 included a collaboration with Microsoft to launch apps exclusively for Windows Phone 7 that include full Paramount films, including G.I. Joe: The Rise of Cobra, School of Rock and Zoolander, and other exclusive content; the release of Jackass 3.5, which was co-produced with MTV; and the third season of The Legion of Extraordinary Dancers (The LXD), a scripted dance franchise that launched on Hulu in the U.S. and has been distributed internationally in over 75 countries.

Key Agreements

In January 2006, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to, and home video fulfillment services for, the animated films produced by DreamWorks Animation, for which Paramount receives certain fees. The output term of the agreement expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. We have distributed 11 DreamWorks Animation films under the agreement and expect to distribute the last two films under the current agreement in fiscal year 2012.

In October 2010, Paramount and Marvel amended the arrangement under which Paramount distributes certain of Marvel’s self-produced feature films on a worldwide basis. Paramount transferred to Marvel substantially all of its worldwide distribution rights to The Avengers and all of its worldwide distribution rights to Iron Man 3, in exchange for aggregate minimum guaranteed payments to Paramount of $115 million and the right for Paramount to receive certain contingent consideration. Paramount retained its distribution rights to Thor and Captain America: The First Avenger, which were released in fiscal year 2011, and to the previously released Iron Man and Iron Man 2. Marvel was acquired by The Walt Disney Company in December 2009, which will assume distribution of other Marvel content going forward.

In June 2011, Paramount and CBS extended the agreement under which Paramount distributes CBS’s library of television and other content on DVD and Blu-ray on a worldwide basis until June 30, 2013.

Filmed Entertainment Competition

Our Filmed Entertainment segment competes for audiences for its motion pictures and other entertainment content with the motion pictures and content released by other major motion picture studios and independent film producers, as well as with other forms of entertainment and consumer spending outlets. Competitive position primarily depends on the number and quality of the films produced, their distribution and marketing success and public response. We also compete for creative talent, including producers, actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Our motion picture brands also compete with these studios and other producers of entertainment content for distribution of motion pictures through the various distribution windows (such as television and home video) and on digital platforms.

SOCIAL RESPONSIBILITY

Viacom is committed to acting responsibly and proactively in the global community. Our social responsibility commitment leverages the power of our brands and the strength of our audience relationships to encourage action on a variety of pro-social issues that are important to our partners, employees, audience, shareholders and communities alike. Our social responsibility efforts are spearheaded by our Corporate Responsibility Council, which seeks to provide company-wide guidance and support to the variety of pro-social causes led by our employees and individual program services, and we support and participate in a number of global pro-social initiatives that raise awareness and provide resources in a variety of areas including education, the environment, health, family and politics.

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

•	BET’s Emmy Award-winning Rap-It-Up: raising AIDS/HIV awareness;

•	Comedy Central’s Address the Mess: raising awareness surrounding environmental issues;

•	MTV’s SERVE.MTV.COM: enabling young people to get involved with volunteerism and service opportunities in their local communities;

•	Nickelodeon’s Let’s Just Play: empowering kids to engage in active, healthy and fun play;

•	VH1’s Save the Music Foundation: restoring instrumental music education in America’s public schools;

•	Viacom International Media Networks’ Emmy Award-winning Staying Alive: educating young people about HIV and AIDS prevention and empowering them to stay protected;

•	Paramount’s Kindergarten to Cap & Gown: engaging employees in mentoring students through their entire elementary, middle and high school careers;

•	Paramount Green: encouraging eco-friendly behavior and business practices in the workplace;

•

Viacom’s participation in the “I Will” campaign: encouraging viewers and employees to pay tribute to, pledge to do good deeds, and volunteer their time in honor of those whose lives were lost on September 11, 2001; and

•	Viacom’s annual Viacommunity Day: engaging employees company-wide in a day of public service activities.

Viacom seeks to foster a work environment of inclusiveness that creates, develops and promotes a diverse multicultural workforce where all employees can achieve and contribute to the Company’s success. Integral to this commitment is the Global Inclusion Strategy and Advisory Committee, which includes senior leaders from across the Company and is responsible for promoting Viacom’s core values of diversity, multiculturalism and inclusion across our global workforce, as well as engaging employees throughout the Company for their ideas and perspectives.

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

REGULATION

Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, and our international operations are subject to laws and regulations of local countries and pan-national bodies such as the European Union. The laws and regulations affecting our businesses are constantly subject to change. The descriptions that follow are summaries and should be read in conjunction with the texts of the relevant laws and regulations. The descriptions do not describe all present and proposed laws and regulations affecting our businesses.

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

Copyright Theft

The unauthorized reproduction, distribution or display of copyrighted material through methods of distribution such as streaming and downloading from rogue cyberlockers, peer to peer file sharing and other techniques that allow or encourage the unauthorized reproduction, performance, sharing and/or downloading of copyrighted material interferes with the market for copyrighted works and disrupts our ability to create, distribute and monetize our content. Such copyright theft of motion pictures, television and other entertainment content presents significant challenges for our industry.

The extent of copyright protection and the use of technological protections, such as encryption, vary in different countries. We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring online destinations that distribute our content and sending takedown notices in appropriate circumstances, using filtering technologies employed by some user-generated content sites and pursuing litigation and referrals to law enforcement against websites and online services that distribute or facilitate the distribution of our content without authorization. We also are actively engaged in educational outreach to labor unions, state and federal government officials and other stake holders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activity on a worldwide basis.

One growing area of enforcement activity is working with network operators, such as Internet service providers (“ISPs”) and user-generated content sites, to take action against users who distribute our content without authorization, and we are engaged in ongoing discussions with ISPs domestically and abroad. In July 2011, the Motion Picture Association of America (the “MPAA”), the National Cable & Telecommunications Association, the Recording Industry Association of America and certain U.S.-based ISPs, among others, announced a new voluntary collaboration called the Copyright Alert System, which establishes a framework of best practices the ISPs will use to educate and notify Internet subscribers when their accounts may have been misused for copyright theft. The system consists of a series of up to six alerts in electronic form, and also puts in place a system of “mitigation measures” intended to stop copyright theft by those accounts that appear persistently to fail to respond to repeated alerts. The system will provide a subscriber the opportunity for an independent review to determine whether the activity in question is lawful or the account was identified in error. The agreement also establishes a Center for Copyright Information to support implementation of the system and educate consumers about the importance of copyright matters.

In May 2011, the U.S. Senate Judiciary Committee passed the Preventing Real Online Threats to Economic Creativity and Theft of Intellectual Property Act (the “PROTECT IP Act”). The PROTECT IP Act would authorize court orders declaring certain websites to be “dedicated to infringing activities.” Such a court order would require appropriate parties to disable common methods of accessing such sites, and would impose restrictions on search operators, payment processors, and online ad networks from engaging in specified activities that further the business of the affected site operators. In June 2011, the U.S. Senate Judiciary Committee approved the Commercial Felony Streaming Act, which would clarify that illegal downloading or disseminating of copyrighted content over the Internet is a felony under certain circumstances. Both bills remain subject to congressional and presidential approval. In October 2011, the House of Representatives introduced the Stop Online Piracy Act, which, if enacted, would establish a system to take down websites determined by the U.S. Department of Justice (the “DOJ”) to be “dedicated to infringing activities.” The DOJ or the copyright owner would be able to commence a legal action against any site they deem to have “only limited purpose or use other than infringement,” and the DOJ would be empowered to demand that search engines, social networking sites and domain name services block access to the targeted site. The act would also make unauthorized web streaming of copyrighted content a felony with a possible penalty up to five years in prison.

In June 2010, the Department of Homeland Security’s Immigration and Customs Enforcement Office (“ICE”) launched “Operation In Our Sites,” an initiative aimed at identifying websites that specialize in the online theft of copyrighted content and consumer products. Working with other law enforcement entities, ICE has seized over 120 domain names, as well as assets from bank, PayPal, investment and advertising accounts. This ongoing effort by ICE has made a significant impact in curtailing the market for illegal content on the Internet, and we are working with ICE on similar initiatives.

In October 2008, the Prioritizing Resources and Organization for Intellectual Property Act of 2007 (the “PRO-IP Act”) was signed into law in the United States. The PRO-IP Act increased both civil and criminal penalties for counterfeiting and piracy of intellectual property associated with works of music and film, among other things; provided enhanced resources to law enforcement agencies for enforcing intellectual property rights; criminalized the export of counterfeit goods; and created the Intellectual Property Enforcement Coordinator, or “IPEC,” a position appointed by the President and confirmed by the Senate responsible for coordinating the efforts of various federal agencies to reduce infringing goods in the domestic and international supply chain. The IPEC has issued several reports and recommendations to strengthen intellectual property laws and has actively worked with Internet intermediaries to develop best practices to help rights holders fight content theft online. We strongly support these initiatives and believe they aid our efforts to appropriately protect our content.

Internationally, the volume of actions against sites dedicated to copyright theft is increasing, and certain countries have adopted or are considering other variations of the programs being established in the U.S. In “graduated response” programs, ISPs impose sanctions (such as termination, suspension or limitation of service) on subscribers after a series of escalating notices. For example, France, South Korea and Taiwan have established

Internet enforcement regimes that include limitation or termination of a subscriber’s service for repeated acts of copyright theft, and one of Ireland’s leading broadband providers has implemented a similar pilot program. The UK is also in the process of establishing a graduated response regime, albeit initially without subscriber sanctions. In “site blocking” programs, access to illegal sites is blocked by network providers. For example, Spain has enacted legislation enabling copyright holders to initiate a process that could result in the blocking of access to websites engaging in online copyright theft, and Italy has enacted legislation requiring Italy’s telecom regulator to adopt a process to stop providers from transmitting copyright infringing material.

In October 2011, Australia, Canada, Japan, Republic of Korea, Morocco, New Zealand, Singapore and the United States entered into The Anti-Counterfeiting Trade Agreement (“ACTA”), an alliance of trading partners committed to cooperating in the fight against piracy and counterfeiting. Among other things, ACTA requires border enforcement officials to be empowered to act against both imports and exports of counterfeit and pirated goods; includes new rules on criminal seizure of equipment and materials used in counterfeiting offenses as well as the seizure of criminal proceeds from such offenses; clarifies certain criminal penalties when content theft or counterfeiting is carried out for commercial advantage; and requires the signing parties to address copyright piracy on digital networks, while aiming to preserve principles such as freedom of expression, fair process and privacy.

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

Media Networks

Music Royalties

Viacom Media Networks currently obtains content for its cable networks, websites and other properties from record labels, music publishers, independent producers and artists. We have entered into global music video licensing agreements with certain of the major record companies and music publishers and into global or regional license agreements with certain independent record companies and music publishers. Viacom Media Networks also obtains certain rights to some of its content, such as performance rights of song composers, pursuant to licenses from performing rights organizations such as ASCAP and BMI, and obtains rights to non-interactive digital transmission of recordings through statutory compulsory licenses established by the Digital Millennium Copyright Act (the “DMCA”), as amended. The performing rights royalties payable to ASCAP and BMI are determined under long-term agreements. Royalties for the compulsory licenses are established periodically by the Copyright Royalty Board and are presently fixed through December 31, 2015. Viacom Media Networks also has a partial interest in a library of music content and maintains its own library of original music content.

Net Neutrality

In December 2010, the Federal Communications Commission (the “FCC”) adopted “net neutrality” rules that prohibit broadband ISPs from blocking lawful content, applications and devices, and prohibit certain kinds of discrimination against lawfully transmitted content. Under the rules, ISPs are not prohibited from taking action to address unlawful activity such as copyright theft, including working with rights holders through programs such as the Copyright Alert System. The rules will take effect on November 20, 2011. Through various trade associations, we are working with the FCC to ensure that ISPs continue to be permitted to combat intellectual property theft and deliver content in a consumer-friendly manner.

Children’s Programming

Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger, and some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the Interagency Working Group on Food Marketed to Children (the “IWG”), which is comprised of the Federal Trade Commission (the “FTC”), the Centers for Disease Control, the Food and Drug Administration and the Department of Agriculture, jointly requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens aged 17 years and under. Although the guidelines are nominally voluntary, if implemented by food and beverage marketers, they could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming targeted to children and teens. OFCOM, the UK’s independent regulator and competition authority for the UK communications industries, has restricted television ads for foods and drinks high in fat, salt and sugar in and around programming for children and teens ages 15 years and under.

Children’s Privacy

Various other laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online. The Children’s Online Privacy Protection Act (“COPPA”) limits the collection of personal information online from children under 13 years of age by operators of websites or online services. In September 2011, the FTC proposed to modify and update its regulations implementing the law, which, if adopted, could impose restrictions on the technical operations of our children-targeted websites and digital services and on the types of permissible children-targeted marketing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on the vulnerabilities of children and teens.

Territorial Licensing in the European Union

In October 2011, the Court of Justice of the European Union (“CJEU”) found that a system of licenses under which the UK Football Association Premier League granted broadcasters the rights to soccer matches on a country-by-country basis and which prohibited the use within a licensed territory of satellite decoder cards capable of providing access to Premier League matches licensed exclusively outside the territory infringed against principles of EU law. While the decision is limited to the soccer programming the CJEU held not to be copyrightable matter, it has potential implications on the terms by which other digital television content may be licensed. The Company currently grants some licenses for the broadcast of its television programming and motion pictures on an exclusive territorial basis within the EU. If EU law were interpreted to limit or preclude EU country-by-country territorial licensing of our content, our existing and future licensing practices in the EU could be affected.

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

Filmed Entertainment

U.K. Pay-TV Rights

In August 2010, OFCOM referred to the Competition Commission for investigation the market in the rights to exhibit movies from the major Hollywood studios in the first pay-TV subscription window. In an earlier report, OFCOM focused on the sale of subscription video-on-demand rights packaged with the rights to exhibit first run movies on linear pay-TV channels. OFCOM stated it was concerned that BSkyB, the dominant satellite TV broadcaster in the U.K., which has obtained both the linear pay-TV and the subscription video-on-demand rights from each of the six major Hollywood studios, will use its market power to restrict distribution of its movie channels and limit the exploitation of subscription video-on-demand rights. In August 2011, the Competition Commission issued a provisional finding that BSkyB’s exclusive licensing of the first pay-TV window rights from all of the major studios restricts competition. The Commission’s report states that it is considering, as remedies, restricting the number of major studios from which BSkyB may license exclusive rights, restricting the range of exclusive rights BSkyB may license from the major studios and requiring BSkyB to market competing subscription movie channels to its retail customers. We believe that limitations on our right to sell the rights to exhibit movies on linear pay-TV channels packaged with subscription video-on-demand rights could have a negative impact on the license fees we derive and would not benefit consumers.

Marketing to Children

In December 2009, the FTC issued a report calling for stronger industry safeguards on the marketing of violent movies to children, concluding that movie studios intentionally market PG-13 movies to children under 13 and that unrated DVDs undermine the rating system and confuse parents. The FTC has not called for regulation or enforcement against movie studios, but government reports and investigations in this area may affect our filmed entertainment revenues and advertising revenues at our media networks. Similarly, the IWG’s proposed restrictions on food and beverage marketing to children and teens includes limitations on filmed entertainment promotions with food and beverage companies, which could negatively impact our Filmed Entertainment revenues.

Territorial Licensing in the European Union

The October 2011 decision of the CJEU discussed above under “Media Networks” similarly impacts our Filmed Entertainment segment.

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, MTV®, MTV2®, mtvU®, VH1®, VH1 Classic™, CMT®, PalladiaHD®, Logo®, Nickelodeon®, Nick Jr.®, TeenNick™, Nicktoons®, Nick at Nite™, COMEDY CENTRAL®, TV Land™, Spike TV®, BET Networks®, BET®, CENTRIC®, BET Gospel®, BET Hip Hop®, BET.com®, BET Mobile®, Atom®, Neopets®, Shockwave®, AddictingGames®, Tr3s®, Viacom Blink!™, VIVA™, TMF™, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™ and other domestic and international program services and digital properties.

EMPLOYEES AND LABOR MATTERS

As of September 30, 2011, we employed approximately 10,580 full-time and part-time employees worldwide, and had approximately 890 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.

We engage the services of writers, directors, actors and other employees who are subject to collective bargaining agreements. Our current three-year agreement with the International Alliance of Theatrical and Stage Employees

is set to expire in 2012, and we may not be able to negotiate favorable terms for a renewal. Any labor dispute with this or other organizations could disrupt our operations and reduce our revenues.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by reporting segment and revenues by geographic area for fiscal years 2011, 2010 and 2009 are set forth in Note 17 to our Consolidated Financial Statements.

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

Our Success is Dependent upon Audience Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict

The production and distribution of programming, motion pictures and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time, especially given the length of the production cycle. In addition, the quality and acceptance of competing entertainment content, increasing digital offerings, availability of alternative forms of entertainment and leisure time activities, piracy and general economic conditions affect the audience for our content.

In our Media Networks business, our advertising revenues typically are a product of audience size and pricing, which reflect market conditions. Depending on the success of our programming at any given time, one or more of our cable networks can experience ratings fluctuations that negatively affect our advertising revenues. Low audience ratings can also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential. In addition, consumer acceptance of our brands has a significant impact on revenues from consumer products and licensing activities. Similarly, the acceptance of our brands and programs internationally impacts our success, including the expansion of our presence abroad.

In our Filmed Entertainment business, the theatrical performance of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as home entertainment sales, television and digital licenses and sales of licensed consumer products. Consumer acceptance of our brands, entertainment content and retail offerings is key to the success of our business and our ability to generate revenues.

Changes in Consumer Behavior Resulting from New Technologies and Distribution Platforms May Affect Our Viewership and Profitability in Unpredictable Ways

Consumers are spending an increasing amount of time online and on mobile devices and tablets, and technology and business models in these areas continue to evolve rapidly. New forms of content distribution provide different economic models and compete in ways that are not entirely predictable. For example, digital distributors are generally licensed different rights than traditional cable and satellite operators, in many cases having rights to older, library product for use in later windows. Nevertheless, library product competes in some respects with the current content offered by traditional cable and satellite operators, and the cable and satellite operators are increasingly offering applications that distribute cable and satellite television to portable devices in competition with digital-only distributors. Such competition could reduce demand for our traditional television offerings or for the offerings of digital distributors, and reduce our revenue from these sources.

In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on tablets and other portable devices. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Consumer demand for DVDs has been declining, and there can be no assurance that such demand will be entirely replaced by newer offerings or that the profitability of such offerings will compare to that of DVD sales and rentals. At the same time, exhibition windows are evolving, potentially affecting revenues from other windows.

New technologies and distribution platforms are having other effects on the marketplace. For example, some distributors have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. Some distributors have taken positions that they have more expansive rights than we believe we have granted, which, if they prevail, could limit our revenue opportunities and our ability to control distribution to maximize revenue and profitability. All of these factors create uncertainty in the marketplace, and there can be no assurance that the strategies we develop to address them will be effective.

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

Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs and films, adapt to new technologies and distribution platforms, and achieve widespread distribution for our content. More content distribution options increase competition for viewers, and competitors targeting programming to fragmented audiences may gain an advantage over us for television advertising and affiliate revenues. In addition, our competitors include market participants with interests in multiple media businesses which are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, ISPs and other content distributors create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Theft of Our Entertainment Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming and Motion Pictures and Adversely Affect Our Businesses and Profitability

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment product, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States and/or that lack effective enforcement of such measures. The interpretation of copyright, privacy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux. The failure to strengthen and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.

Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine security features such as encryption and the ability of pirates to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and motion pictures, and intentional or unintentional acts could result in unauthorized access to our content, a disruption of our services, or improper disclosure of personal data or confidential information. The increasing use of digital formats and technologies heightens this risk. Unauthorized access to our content could result in the premature release of motion pictures or television shows, which is likely to have a significant adverse effect on the value of the affected programming.

Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels and inhibits our ability to recoup or profit from the costs incurred to create such works. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. Efforts to prevent the unauthorized distribution, performance and copying of our content may affect our profitability and may not be successful in preventing harm to our business.

Global Economic Conditions May Have an Adverse Effect on Our Businesses

Economic conditions affect a number of aspects of our businesses worldwide, in particular revenues derived from advertising sales, theatrical release, home entertainment sales and television licensing, and sales of consumer products. Economic conditions can impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. They can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. In addition, increased unemployment and slowing consumer spending can reduce sales of our retail products. The worsening of current global economic conditions could adversely affect our businesses.

Advertising Market Conditions Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse affect on our revenues and operating results in any given period.

The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect the growth rate of our advertising revenues.

In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through third parties selling local advertising spots and advertising exchanges. For example, we and other cable network owners may provide advertising inventory on our networks to cable television or satellite operators and other intermediaries that may compete with our direct sales.

Advertising sales are dependent on audience measurement, which is provided by third parties. The results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new methods of watching our networks, such as on computers, and the shifting of the marketplace to the use of measurement of different viewer behavior, such as delayed viewing. These variations and changes could have a significant effect on advertising revenues.

Advertising expenditures may also be affected by political, social or technological change. For example, Federal legislators and regulators are considering voluntary guidelines on advertising to children in an effort to combat unhealthy eating and childhood obesity, and have considered imposing limitations on the marketing of certain movies and regulating product placement and other program sponsorship arrangements. The threat of regulatory action or increased scrutiny may deter certain advertisers from advertising on our networks.

Increased Costs for Programming, Motion Pictures and Other Rights, as Well as Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet

In our Media Networks segment, we have historically produced a significant amount of original programming and continue to invest in this area. We also acquire programming, motion pictures, television series, and other rights such as consumer products offerings from other companies and pay license fees in connection with the acquired rights. Our investments in original and acquired programming are significant, and involve complex negotiations with numerous third parties. These costs may not be recouped when the program is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs.

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

An increase in content acquisition costs could also affect our profits. For example, we license various music rights from the major record companies and music publishers, performing rights organizations and others. Some of these sources of music are highly consolidated and certain music costs are subject to adjudicatory procedures in courts or administrative agencies. There can be no assurance that our cost-containment efforts will be as effective as we would like or that we will recoup our investments in programming or motion pictures, which may negatively affect our profitability.

Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Motion Pictures and on Seasonal Factors

Our revenues, expenses and operating results fluctuate due to the timing, mix, number and availability of our theatrical motion pictures, home entertainment releases and licensing of programs. For example, our operating results may increase or decrease during a particular period due to differences in the number and/or mix of films released compared to the corresponding period in the prior year. Our operating results also fluctuate due to the timing of the recognition of production and advertising expenses, which are typically largely incurred prior to the release of motion pictures and home entertainment product, with the recognition of related revenues in later periods.

Our business also has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on audiences’ viewing habits and attendance. Typically, our revenue from advertising increases in the first quarter of our fiscal year due to the holiday season, among other factors, and revenue from motion pictures increases in the summer and around holidays. The effects of these variances make it difficult to estimate future operating results based on the results of any specific quarter.

Changes in U.S. or Foreign Communications Laws, Laws Affecting Intellectual Property Rights or Other Regulations May Have an Adverse Effect on Our Business

Our program services and online properties are subject to a variety of laws and regulations, including those relating to content regulation, user privacy, data protection and consumer protection, among others. For example, there are various laws and regulations intended to protect the interests of children, including limits on the amount and content of advertising that may be shown during children’s programming and measures designed to protect the privacy of minors that affect our Nickelodeon businesses in particular. In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations or ownership of our U.S. media properties. For example, if our programming services are required to be offered on an “á la carte” or tiered basis, we could experience high costs, reduced distribution of our program services, perhaps significantly, and lose viewers on some or all of our channels. Our businesses could be affected by any such new laws and regulations, or the threat that additional laws or regulations may be forthcoming.

Our businesses are also impacted by the laws and regulations of the foreign jurisdictions in which we, or our partners, operate. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices, which could impact our ability to generate revenues. For example, the EU’s European Court of Justice recently ruled that some territorial, as opposed to pan-EU, licensing of content for satellite distribution violates European Union law and that some existing agreements related to satellite distribution with territorial restrictions may be unenforceable. The effects of this ruling on our business are not yet fully realized. In addition, some international governments and regulators support additional limitations on food and beverage advertising to children, including OFCOM in the United Kingdom, which has restricted certain television advertisement, and certain international restrictions on alcohol advertising and the amount of advertising permitted on commercial networks are under consideration. Laws in some non-U.S. jurisdictions differ in significant respects from those in the United States, and the enforcement of such laws can be inconsistent and unpredictable. This could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business.

Changes to our Business Could Result in Future Costs or Charges

We periodically adjust our business strategy in response to particular events and circumstances, including the business environment, industry changes, technological developments, competitive factors and economic conditions. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, businesses or assets, and there can be no assurance that these actions will not be disruptive to our ordinary business activities. In addition, external events, such as reduced revenues resulting from changes in macro-economic conditions, conditions in our markets or increases in costs, could negatively affect the value of our assets. Such events could result in restructuring and other charges, including the impairment of certain assets, programming write-downs and/or the incurrence of additional costs.

The Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon our affiliation agreements with cable television operators, satellite operators, online content distributors, mobile networks and other distributors for the distribution of our programming and program services. We have agreements in place with the major cable and satellite distributors and online content distributors, but there can be no assurance that these agreements will be renewed in the future on terms, including pricing, acceptable to us. The loss of a significant number of these arrangements, or the loss of carriage on the most widely available cable and satellite programming tiers, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from advertising and affiliate fees. In addition, as these affiliate agreements have grown in complexity, the number of disputes regarding the interpretation of the agreements has grown, resulting in greater uncertainty and, from time to time, costly litigation to enforce our rights.

The Loss of Key Talent Could Disrupt Our Business and Adversely Affect Our Revenues

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with several entertainment personalities with loyal audiences and we produce motion pictures with highly regarded directors, producers, actors and other talent. These individuals are important to achieving audience endorsement of our programs, motion pictures and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal, our revenues and profitability could be adversely affected.

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

International Political and Economic Risks Could Harm Our Financial Condition

Our and our partners’ businesses operate and have customers worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export and market access restrictions, currency exchange controls and/or fluctuations, taxation rules and procedures, tariffs or other trade barriers, permit requirements, longer payment cycles, corruption and, in some markets, increased risk of political instability. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively, which may cause results to fluctuate. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by economic conditions than the United States. We also may incur substantial costs as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions. Acts of terrorism or other hostilities, or other financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

The Failure or Destruction of Satellites and Facilities that We Depend Upon to Distribute Our Programming Could Adversely Affect Our Business and Results of Operations

We use satellite systems to transmit our program services to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted as a result of local events that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. Failure to do so could have a material adverse effect on our business and results of operations.

Our Obligations Related to Guarantees, Litigation and Joint Ventures Could Adversely Impact Our Financial Condition

We have both recorded and potential liabilities and costs related to discontinued operations and former businesses, including, among other things, potential liabilities to landlords if Famous Players Inc. defaults on certain theater leases. We have also made certain investments in joint ventures and have future funding obligations, which may not be recouped until well after our initial investment, if at all. We are also involved in pending and threatened legal proceedings from time to time, the outcome of which is inherently uncertain and difficult to predict. It is uncertain at what point any of these or new liabilities may affect us, and there can be no assurance that our reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due. Therefore, there can be no assurance that these liabilities will not have an adverse effect on our financial condition.

Sales and Pledges of Shares of Common Stock by National Amusements Could Adversely Affect the Stock Price

National Amusements, Inc. (“NAI”), which is controlled by our Executive Chairman and Founder, Sumner Redstone, has voting control of Viacom through its beneficial ownership of approximately 79% of our outstanding Class A common stock. Based on information provided to us by NAI, the shares of our Class A common stock beneficially owned by NAI are owned by NAI directly and NAI Entertainment Holdings LLC (“NAI EH”), a wholly-owned subsidiary of NAI. The shares of Class A common stock owned by NAI EH, which represent approximately 28% of our outstanding Class A common stock, are pledged to NAI’s lenders in connection with a restructuring of NAI’s indebtedness. If NAI defaults on its obligations and the creditors foreclose on the collateral, the creditors or anyone to whom the creditors transfer such shares could sell, and/or convert to non-voting Class B common stock and sell, such shares of our voting Class A common stock, which could adversely affect the stock price. Although NAI has advised us that it does not currently intend to sell or pledge any additional shares, there can be no assurance that it will not do so at some future time, which could adversely affect the stock price.

Through NAI’s Voting Control of Viacom and CBS Corporation, Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest, and NAI is in a Position to Control Actions that Require Stockholder Approval

Mr. Redstone, the controlling stockholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder. Shari Redstone, Mr. Redstone’s daughter, is the President and a director of NAI and serves as the non-executive Vice Chair of our Board of Directors. Philippe Dauman, our President and Chief Executive Officer, is a director of NAI, and George Abrams, one of our directors, is a director of NAI. NAI also controls CBS Corporation, with Mr. Redstone serving as its Executive Chairman and Founder and Ms. Redstone serving as its non-executive Vice Chair. Frederic Salerno, one of our directors, is also a director of CBS Corporation.

The NAI ownership structure and the common directors could create, or appear to create, potential conflicts of interest when the management, directors and controlling stockholder of the commonly controlled entities face decisions that could have different implications for each entity. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and CBS Corporation. Potential conflicts of interest, or the appearance thereof, could also arise when we and CBS Corporation enter into any commercial arrangements with each other, despite review by our directors not affiliated with CBS Corporation. Our certificate of incorporation and the CBS Corporation certificate of incorporation both contain provisions related to corporate opportunities that may be of interest to us and to CBS Corporation, and these provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.

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

We, NAI and CBS Corporation, and our Respective Businesses, Are Attributable to Each Other for Certain Regulatory Purposes Which May Limit Business Opportunities or Impose Additional Costs

So long as we, NAI and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us, including limitations to which we contractually agreed in connection with our separation from CBS Corporation, or may impose additional costs on us.

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

Viacom Media Networks

•

In addition to occupying space at 1515 Broadway in New York, we lease the following major office facilities: (a) approximately 400,000 square feet at 345 Hudson Street, New York, New York, through 2022, (b) approximately 227,000 square feet at three facilities in Santa Monica, California, under leases that expire between 2011 and 2017 and (c) approximately 278,000 square feet at 1540 Broadway, New York, New York, through 2021. Viacom Media Networks’ Network Operation Center is located in Hauppauge, New York, and contains approximately 65,000 square feet of floor space on approximately 9 acres of land.

•	The Nickelodeon Animation Studio in Burbank, California, contains approximately 134,000 square feet of studio and office space, under leases that expire between 2011 and 2018.

•

CMT’s headquarters are located in Nashville, Tennessee, where it occupies approximately 88,000 square feet of space for its executive, administrative and business offices and its studios, under leases that expire between 2012 and 2013.

•

BET’s headquarters at One BET Plaza in Washington, D.C. contains approximately 192,000 square feet of office and studio space, the majority of which is leased pursuant to ground leases through 2013 (with three 15-year renewal options) and the balance of which is owned.

•

Internationally, Viacom Media Networks (i) leases approximately 84,000 square feet of space in Berlin through a lease expiring in 2017 and (ii) occupies approximately 80,000 square feet of space at its owned Hawley Crescent facility in London.

Paramount

•

Paramount owns the Paramount Pictures Studio situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses. Paramount recently announced a planned 25-year expansion and revitalization project for its studio.

•

Paramount Pictures International has offices in Chiswick, West London, where it leases approximately 51,000 square feet of space used for executive, administrative and business offices and a viewing cinema through 2017.

Item 3. Legal Proceedings.

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of continuing operations, financial position or operating cash flows.

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. The District Court decision has been appealed to the U.S. Court of Appeals for the Second Circuit and the appeal has been fully briefed. We believe we have a meritorious appeal.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the United States District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiff’s third amended complaint. The plaintiffs filed a petition for a rehearing of the case by the full Court of Appeals and oral argument was heard in October 2011. On October 31, 2011, the Court of Appeals withdrew its decision in light of the subsequent death of one of the judges on the panel. Another judge of the court will replace the deceased judge. In light of this development, the motion for a rehearing before the entire court was dismissed as moot. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The final amount of the earn-out related to 2007 and 2008 performance has not yet been determined and a private dispute resolution process before an accounting expert is expected to conclude in the first quarter of fiscal year 2012. Our position in the dispute resolution process is that approximately $130 million of the earlier $150 million payment was not earned and that no payment is owed with respect to 2008 performance. The shareholder representative has claimed that we owe an additional $700 million with respect to 2007 and 2008 performance. We strongly disagree with the position of the shareholder representative and have filed a lawsuit in the Court of Chancery for the State of Delaware against certain of the former Harmonix shareholders seeking a refund of a substantial portion of the $150 million payment. Accordingly, we have not recorded a reserve as of September 30, 2011. Kraft Group LLC, an entity related to Robert Kraft, a member of our Board of Directors, was a beneficial holder of less than 1.8% of the Harmonix shares prior to, and at the time of, our 2006 acquisition of Harmonix. Kraft Group LLC acquired the shares several years prior to Mr. Kraft becoming a member of our Board of Directors.

In December 2010, the Harmonix shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of approximately $13 million, which is being held in escrow to secure the shareholder representative’s indemnification obligations to us under the acquisition agreement and damages in respect of certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that relates to the other claims and a decision is pending. We believe the shareholder representative’s position in this proceeding is without merit and are vigorously defending this lawsuit.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	88	Executive Chairman of the Board and Founder
James W. Barge	56	Executive Vice President, Chief Financial Officer
Philippe P. Dauman	57	President and Chief Executive Officer; Director
Thomas E. Dooley	55	Senior Executive Vice President and Chief Operating Officer; Director
Carl D. Folta	54	Executive Vice President, Corporate Communications
Michael D. Fricklas	51	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	47	Senior Vice President, Controller
DeDe Lea	46	Executive Vice President, Government Relations
Denise White	57	Executive Vice President, Human Resources and Administration

Information about each person who serves as an executive officer of our company is set forth below.

Sumner M. Redstone	Mr. Redstone has been our Executive Chairman of the Board of Directors and Founder since January 1, 2006. He has also served as Executive Chairman and Founder of CBS Corporation since January 1, 2006. He was Chairman of the Board of Former Viacom beginning in 1987 and Chief Executive Officer of Former Viacom from 1996 to 2005. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

James W. Barge	Mr. Barge has been our Executive Vice President, Chief Financial Officer since October 1, 2010. He served as our Executive Vice President, Tax and Treasury from January 2008 to September 2010 and as our Controller from March 2008 to September 2010. Prior to joining the Company, Mr. Barge served as Senior Vice President, Controller and principal accounting officer of Time Warner Inc. beginning in mid-2002. He previously held various financial positions with Time Warner Inc. since first joining the company in 1995. Mr. Barge is a member of the board of directors of Scholastic Corporation.

Philippe P. Dauman	Mr. Dauman has been our President and Chief Executive Officer since September 2006 and a member of our Board of Directors since January 1, 2006, having previously served as a director of Former Viacom since 1987. Mr. Dauman was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman and member of its Executive Committee. Mr. Dauman is also a director of National Amusements, Inc. and has served as a director of Lafarge S.A. since 2007.

Thomas E. Dooley	Mr. Dooley has been our Senior Executive Vice President since September 2006, our Chief Operating Officer since May 2010 and a member of our Board of Directors since January 1, 2006. He served as our Chief Administrative Officer from September 2006 to May 2010 and as our Chief Financial Officer from January 2007 to September 2010. Mr. Dooley was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman and member of its Executive Committee. Mr. Dooley served as a director of Sapphire Industrials Corp. from 2007 to 2010 and LaBranche & Co Inc. from 2000 to 2007.

Carl D. Folta	Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he served as Executive Vice President, Office of the Chairman beginning January 1, 2006. He has served in senior communications positions with the Company since April 1994 and was appointed Executive Vice President, Corporate Relations, of Former Viacom in November 2004. Mr. Folta held various communications positions at Paramount Communications Inc., a predecessor, from 1984 to 1994.

Michael D. Fricklas	Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom beginning in May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Former Viacom in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

Katherine Gill-Charest	Ms. Gill-Charest has been our Senior Vice President, Controller and Chief Accounting Officer since October 1, 2010. Prior to that, she was Senior Vice President, Deputy Controller beginning in April 2010 and Vice President, Deputy Controller from May 2007 to April 2010. Prior to joining Viacom, Ms. Gill-Charest served as Chief Accounting Officer of WPP Group USA from November 2005 to May 2007 and as its Vice President, Group Reporting from February 2001 to November 2005.

DeDe Lea	Ms. Lea has been our Executive Vice President, Government Relations since January 1, 2006. Previously, she was Executive Vice President, Government Relations of Former Viacom beginning in September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Denise White	Ms. White has been our Executive Vice President, Human Resources and Administration since October 2007. Previously, she was General Manager at Microsoft’s Entertainment and Devices Division, having first joined Microsoft in 1990. Prior to Microsoft, Ms. White was a human resources leader with Pan American World Airways and owned a human resources consulting firm.

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

	Sales Price
	Low	High
Class A common stock - 2011
4th Quarter	$47.86	$59.45
3rd Quarter	$52.21	$60.90
2nd Quarter	$45.75	$53.50
1st Quarter	$39.52	$46.58

Class A common stock - 2010
3rd Quarter	$34.09	$40.96
2nd Quarter	$34.55	$41.79
1st Quarter	$29.61	$37.25

Class B common stock - 2011
4th Quarter	$38.71	$52.67
3rd Quarter	$46.73	$51.93
2nd Quarter	$39.65	$47.34
1st Quarter	$35.70	$40.25

Class B common stock - 2010
3rd Quarter	$30.24	$36.99
2nd Quarter	$30.70	$37.07
1st Quarter	$27.89	$34.78

We paid cash dividends on our Class A and Class B common stock of (i) $0.15 per share on each of July 1, October 1 and December 30, 2010, and April 1, 2011 and (ii) $0.25 per share on each of July 1 and October 3, 2011.

As of October 31, 2011, there were 1,731 record holders of our Class A common stock and 27,531 record holders of our Class B common stock.

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

The performance graph assumes $100 invested on December 31, 2006 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for each calendar year in the period from January 1, 2007 through December 31, 2009, for the nine months ended September 30, 2010, and the year ended September 30, 2011.

Total Cumulative Stockholder Return

for the Years Ended December 31, 2009, 2008 and 2007,

the Nine Months Ended September 30, 2010 and the Year Ended September 30, 2011

	12/31/06	12/31/07	12/31/08	12/31/09	9/30/10	9/30/11
Class A Common	100.00	107.24	49.06	76.81	98.12	120.08
Class B Common	100.00	107.04	46.45	72.46	88.57	96.52
S&P 500	100.00	103.53	63.69	78.62	80.46	79.77
Peer Group	100.00	89.79	51.87	79.26	90.73	92.26

Share Repurchases

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended September 30, 2011 under the $4.0 billion stock repurchase program that we announced on June 9, 2010. On November 9, 2011, our Board of Directors authorized an increase in the funds available under the program to $10.0 billion, leaving $7.2 billion of remaining capacity.

Open Market Purchases	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (dollars)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)
Month ended July 31, 2011	4,408	$50.86	$2,176
Month ended August 31, 2011	7,175	$44.49	$1,857
Month ended September 30, 2011	8,096	$44.04	$1,500

Equity Compensation Plan Information

Information required by this item will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009 and the Consolidated Balance Sheet data as of September 30, 2011 and 2010 should be read in conjunction with the audited financial statements, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (“MD&A”) and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings data for the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited financial statements not included herein.

CONSOLIDATED STATEMENT OF EARNINGS DATA

(in millions, except per share amounts)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31,
			2009	2008	2007

Revenues	$14,914	$9,337	$13,257	$13,947	$13,186
Operating income	$3,710	$2,207	$3,045	$2,562	$2,895
Net earnings from continuing operations (Viacom and noncontrolling interests)	$2,183	$1,185	$1,655	$1,274	$1,625
Net earnings from continuing operations attributable to Viacom	$2,146	$1,175	$1,678	$1,257	$1,604
Net earnings from continuing operations per share attributable to Viacom:
Basic	$3.65	$1.93	$2.76	$2.01	$2.38
Diluted	$3.61	$1.92	$2.76	$2.01	$2.37
Weighted average number of common shares outstanding:
Basic	587.3	608.0	607.1	624.7	674.1
Diluted	594.3	610.7	608.3	625.4	675.6
Dividends declared per share of Class A and Class B common stock	$0.80	$0.30	$-	$-	$-

CONSOLIDATED BALANCE SHEET DATA

	September 30,		December 31,
(in millions)	2011	2010	2009	2008	2007
Total assets	$22,801	$22,096	$21,900	$22,487	$22,904
Total debt	$7,365	$6,752	$6,773	$8,002	$8,246
Total Viacom stockholders’ equity	$8,644	$9,283	$8,704	$6,909	$6,911
Total equity	$8,633	$9,259	$8,677	$6,923	$6,919

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

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview. The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	37

•	Results of Operations. The results of operations section provides an analysis of our results on a consolidated basis and our reportable operating segment results for the years ended September 30, 2011 and 2010, the nine months ended September 30, 2010 and 2009, and the years ended December 31, 2009 and 2008. In addition, we provide a discussion of items affecting the comparability of our financial statements.	40

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the years ended September 30, 2011 and 2010, the nine months ended September 30, 2010 and 2009, and the years ended December 31, 2009 and 2008 and of our outstanding debt, commitments and contingencies existing as of September 30, 2011.	56

•	Market Risk. We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage exposure to these and other market risks.	63

•	Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	64

•	Other Matters. The other matters section provides a discussion of related party transactions and agreements.	69

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OVERVIEW

Summary

We are a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in more than 160 countries and territories.

In 2010, we changed our fiscal year end to September 30 from December 31. We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, particularly the cable broadcast year. This Annual Report on Form 10-K reports our financial results for the year ended September 30, 2011 (our first full fiscal year since the change), the nine-month transition period from January 1, 2010 through September 30, 2010 and the year ended December 31, 2009. For purposes of comparison, we have included the unaudited financial results for the year ended September 30, 2010 (which reflects our combined results for the quarter ended December 31, 2009 and the nine-month transition period from January 1, 2010 through September 30, 2010) and nine months ended September 30, 2009. See Note 19 to our Consolidated Financial Statements for additional information.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). We define adjusted operating income (loss) for our segments as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring charges and asset impairment, when applicable (“Factors Affecting Comparability”). Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.

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

Media Networks

Our Media Networks segment, which includes brands such as MTV, VH1, CMT, Logo, Nickelodeon, Nick Jr., TeenNick, Nicktoons, Nick at Nite, Neopets, COMEDY CENTRAL, TV Land, Spike TV, Tr3s, BET, CENTRIC, AddictingGames and Shockwave, provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content to our audiences across multiple platforms, which allows them to engage with our content how and where they want to view and interact with it: on television, online and on mobile devices and through a variety of consumer products.

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time related to our content and associated marketing services, (ii) affiliate fees from cable television operators,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

direct-to-home satellite television operators, digital distributors and mobile networks and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales of our programming, television syndication and casual gaming.

Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the first quarter of our fiscal year.

Our affiliate agreements with cable and satellite operators are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. Digital distribution agreements typically cover a large amount of programming and provide for various dates upon which each program becomes available for distribution on the digital platform. Revenue from these arrangements is recognized upon program availability and will fluctuate quarterly depending on the availability of the programs licensed. Digital distribution agreements are generally for a shorter term than carriage agreements with traditional cable and satellite operators.

Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses comprise costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of home entertainment products and consumer products licensing, participation fees and other costs of sales. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

In December 2010, we completed the sale of Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise. Accordingly, the results of operations of Harmonix, which were previously included in the Media Networks segment are presented as discontinued operations in all periods presented.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, and Nickelodeon Movies brands. Paramount also acquires films for distribution and has distribution relationships with third parties, including DreamWorks Animation SKG, Inc. (“DreamWorks Animation”). In fiscal year 2011, Paramount distributed the final two theatrical titles under its distribution arrangement with MVL Productions LLC (“Marvel”), now a subsidiary of The Walt Disney Company.

In general, motion pictures produced, acquired and/or distributed by our Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows on DVD and Blu-ray, video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television, and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”). In fiscal year 2011, the Filmed Entertainment segment theatrically released in domestic and/or

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

international markets Transformers: Dark of the Moon, Super 8, True Grit and Rango, among others. Paramount also distributed Marvel’s Thor and Captain America: The First Avenger and DreamWorks Animation’s Kung Fu Panda 2 and Megamind.

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVD, Blu-ray and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties, (iii) television and digital license fees paid worldwide by third parties for film exhibition rights during the various other distribution windows and through digital distributors and (iv) ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, distribution of content specifically developed for digital platforms and game distribution.

Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months and around holidays, particularly in the first quarter of our fiscal year. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Our home entertainment revenues may also be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and by overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending.

The industry continues to experience softness in the DVD market as a result of several factors, including the maturation of the standard definition DVD format, the emergence of various digital distribution platforms and weakness in the overall economy. We continue to focus on our inventory and supply chain management by carefully managing initial and replenishment shipments on home entertainment new releases, shelf space needs for catalog titles and other promotional and operating strategic initiatives.

The output term of Paramount’s agreement with DreamWorks Animation expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. Paramount has distributed 11 DreamWorks Animation films under the agreement and expects to distribute the last two films under the current agreement in fiscal year 2012.

In October 2010, Paramount and Marvel amended the arrangement under which Paramount distributes certain of Marvel’s self-produced feature films on a worldwide basis. Paramount transferred to Marvel substantially all of its worldwide distribution rights to The Avengers and all of its worldwide distribution rights to Iron Man 3, in exchange for aggregate minimum guaranteed payments to Paramount of $115 million and the right for Paramount to receive certain contingent consideration. Paramount retained its distribution rights to Thor and Captain America: The First Avenger, which were released in fiscal year 2011, and to the previously released Iron Man and Iron Man 2.

Filmed Entertainment segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization. Operating expenses principally include the amortization of film costs of our released feature films (including participations accrued under our third-party distribution arrangements), print and advertising expenses and other distribution costs. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets.

RESULTS OF OPERATIONS

Year ended September 30, 2011 vs. 2010

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the years ended September 30, 2011 and 2010. As previously noted, the year ended September 30, 2010 reflects our unaudited combined results for the quarter ended December 31, 2009 and the nine-month transition period from January 1, 2010 through September 30, 2010.

	Year Ended September 30,		Better/(Worse)
(in millions, except per share amounts)	2011	2010	$	%
Revenues	$14,914	$13,356	$1,558	12%
Operating income	3,710	3,348	362	11
Adjusted operating income	3,854	3,408	446	13
Net earnings from continuing operations attributable to Viacom	2,146	1,899	247	13
Adjusted net earnings from continuing operations attributable to Viacom	2,247	1,841	406	22
Diluted EPS from continuing operations	3.61	3.11	0.50	16
Adjusted diluted EPS from continuing operations	$3.78	$3.02	$0.76	25%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues increased $1.558 billion, or 12%, to $14.914 billion in the year ended September 30, 2011. Media Networks contributed $814 million of the increase reflecting higher advertising and affiliate revenues. Filmed Entertainment contributed $770 million of the increase, principally reflecting higher theatrical and ancillary revenues, partially offset by lower home entertainment revenues.

Operating Income

Adjusted operating income increased $446 million, or 13%, to $3.854 billion in the year ended September 30, 2011. Media Networks adjusted operating income increased $467 million, principally reflecting the increased revenues, partially offset by increased expenses. Filmed Entertainment was substantially flat. Adjusted results for the year ended September 30, 2011 exclude the impact of $144 million of restructuring charges, principally related to workforce reductions, while the adjusted results for the year ended September 30, 2010 exclude the impact of a $60 million asset impairment. Including the impact of the current year restructuring charges and prior year asset impairment, operating income increased $362 million, or 11%, in the year ended September 30, 2011.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $406 million, or 22%, in the year ended September 30, 2011, principally due to the increase in tax-effected adjusted operating income

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

described above and higher equity income principally due to EPIX generating equity income this year as compared with losses in the prior year. Our effective income tax rate was 34.3% in the year ended September 30, 2011, as compared with 35.9% in the year ended September 30, 2010, excluding the impact of discrete items. The reduction in this year’s effective rate is principally due to a change in mix of domestic and international income. Adjusted diluted EPS from continuing operations increased $0.76 per diluted share to $3.78.

Including the impact of the current year restructuring charges, loss on extinguishment of debt and discrete tax benefits, and prior year asset impairment and discrete tax benefits, net earnings from continuing operations attributable to Viacom increased $247 million, or 13%, in the year ended September 30, 2011. Diluted EPS from continuing operations increased $0.50 per diluted share to $3.61. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The loss from discontinued operations in both years was principally related to Harmonix. The $10 million loss in 2011 principally reflects the loss on the disposal of Harmonix and the Harmonix operating loss for the period through the date of sale, partially offset by the related tax benefit. The $351 million loss in 2010 principally reflects a $230 million impairment loss on Harmonix goodwill and other charges of approximately $30 million, principally related to unamortized development costs and other assets associated with legacy versions of the Rock Band game.

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

Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2011	2010	$	%

Revenues by Component
Advertising	$4,997	$4,553	$444	10%
Affiliate fees	3,519	3,138	381	12
Ancillary	629	640	(11)	(2)

Total revenues by component	$9,145	$8,331	$814	10%

Expenses
Operating	$3,025	$2,822	$(203)	(7)%
Selling, general and administrative	2,095	1,927	(168)	(9)
Depreciation and amortization	177	201	24	12

Total expenses	$5,297	$4,950	$(347)	(7)%

Adjusted Operating Income	$3,848	$3,381	$467	14%

Revenues

Worldwide revenues increased $814 million, or 10%, to $9.145 billion in the year ended September 30, 2011, driven by increases in advertising and affiliate revenues. Domestic revenues were $7.722 billion, an increase of $696 million, or 10%. International revenues were $1.423 billion, an increase of $118 million, or 9%. Foreign exchange had a 3-percentage point favorable impact on international revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Advertising

Worldwide advertising revenues increased $444 million, or 10%, to $4.997 billion in the year ended September 30, 2011. Domestic advertising revenues increased 10%, reflecting the strength of last year’s upfront and this year’s scatter markets. International advertising revenues increased 9%, with a 3-percentage point favorable impact from foreign exchange on international growth.

Affiliate Fees

Worldwide affiliate fees increased $381 million, or 12%, to $3.519 billion in the year ended September 30, 2011. Domestic affiliate revenues increased 12%, principally reflecting rate increases. Domestic revenues also benefited from the availability of certain programming related to digital distribution arrangements. Excluding the impact of digital distribution arrangements, domestic affiliate revenue growth was in the high-single digits. International affiliate revenues increased 11%, with a 4-percentage point favorable impact from foreign exchange on international growth.

Expenses

Media Networks segment expenses increased $347 million, or 7%, to $5.297 billion in the year ended September 30, 2011, driven by increases in programming and SG&A costs.

Operating

Operating expenses increased $203 million, or 7%, to $3.025 billion in the year ended September 30, 2011, principally driven by our continuing investment in programming. Programming expenses increased $187 million, or 7%.

Selling, General and Administrative

SG&A increased $168 million, or 9%, to $2.095 billion in the year ended September 30, 2011, principally reflecting higher employee–related costs, including accrued incentive compensation costs associated with the improved operating performance, as well as higher advertising and promotional expenses related to marketing original programming.

Adjusted Operating Income

Adjusted operating income increased $467 million, or 14%, to $3.848 billion in the year ended September 30, 2011, principally reflecting the higher advertising and affiliate revenues, partially offset by our continuing investment in programming and higher SG&A costs.

Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2011	2010	$	%

Revenues by Component
Theatrical	$2,175	$1,376	$799	58%
Home entertainment	1,890	2,096	(206)	(10)
Television license fees	1,417	1,383	34	2
Ancillary	441	298	143	48

Total revenues by component	$5,923	$5,153	$770	15%

Expenses
Operating	$4,997	$4,194	$(803)	(19)%
Selling, general & administrative	496	520	24	5
Depreciation & amortization	89	99	10	10

Total expenses	$5,582	$4,813	$(769)	(16)%

Adjusted Operating Income	$341	$340	$1	-

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Worldwide revenues increased $770 million, or 15%, to $5.923 billion in the year ended September 30, 2011, driven by higher theatrical and ancillary revenues, partially offset by lower home entertainment revenues. Domestic revenues were $2.960 billion, an increase of $346 million, or 13%. International revenues were $2.963 billion, an increase of $424 million, or 17%, with a 4-percentage point favorable impact from foreign exchange on international revenues.

Theatrical

Worldwide theatrical revenues increased $799 million, or 58%, to $2.175 billion in the year ended September 30, 2011, principally driven by the strength and number of our current year releases. During the year ended September 30, 2011, we released sixteen films, including Transformers: Dark of the Moon, DreamWorks Animation’s Kung Fu Panda 2, Marvel’s Thor and Captain America: The First Avenger, DreamWorks Animation’s Megamind, Super 8, True Grit, Rango, Jackass 3D and Paranormal Activity 2, as compared to thirteen films in the prior year. Domestic and international theatrical revenues increased 44% and 71%, respectively. Foreign exchange had a 9-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $206 million, or 10%, to $1.890 billion in the year ended September 30, 2011. Current year releases included DreamWorks Animation’s How to Train Your Dragon, Shrek Forever After and Megamind, True Grit, The Last Airbender, Thor, Rango, and the domestic release of Transformers: Dark of the Moon on September 30, 2011. The decline was principally driven by lower catalog sales and lower revenues from other third-party distribution arrangements. Domestic and international home entertainment revenues decreased 11% and 9%, respectively. Foreign exchange had a 3-percentage point favorable impact on international home entertainment revenues.

Television License Fees

Worldwide television license fees increased $34 million, or 2%, to $1.417 billion in the year ended September 30, 2011, driven by the number and mix of available titles.

Ancillary

Ancillary revenues increased $143 million, or 48%, to $441 million in the year ended September 30, 2011, principally driven by the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel, as well as higher digital revenues.

Expenses

Filmed Entertainment segment expenses increased $769 million, or 16%, to $5.582 billion in the year ended September 30, 2011 due to the increase in operating expenses.

Operating

Operating expenses increased $803 million, or 19%, to $4.997 billion in the year ended September 30, 2011. Distribution and other costs, principally print and advertising expenses, increased $535 million, or 31%, principally due to the number and mix of theatrical releases. Film costs increased $268 million, or 11%, primarily reflecting higher participation costs, including third party distribution arrangements.

Selling, General and Administrative

SG&A decreased $24 million, or 5%, to $496 million in the year ended September 30, 2011, principally reflecting lower accrued incentive compensation costs.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Adjusted Operating Income

Adjusted operating income was substantially flat at $341 million in the year ended September 30, 2011, principally reflecting the benefit of the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel offset by the lower home entertainment revenues.

Nine Months ended September 30, 2010 vs. 2009

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Better/(Worse)
(in millions, except per share amounts)	2010	2009	$	%
Revenues	$9,337	$9,238	$99	1%
Operating income	2,207	1,904	303	16
Adjusted operating income	2,207	1,937	270	14
Net earnings from continuing operations attributable to Viacom	1,175	954	221	23
Adjusted net earnings from continuing operations attributable to Viacom	1,148	953	195	20
Diluted EPS from continuing operations	1.92	1.57	0.35	22
Adjusted diluted EPS from continuing operations	$1.88	$1.57	$0.31	20%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues increased $99 million, or 1%, to $9.337 billion in the nine months ended September 30, 2010 driven by an increase at Media Networks of $405 million, principally reflecting higher affiliate fees and advertising revenues. Filmed Entertainment revenues decreased $329 million, principally reflecting lower home entertainment revenues, partially offset by higher theatrical revenues. The decrease in home entertainment revenues principally reflects fewer releases as compared with 2009 and lower catalog sales. The increase in theatrical revenues reflects the strength of our 2010 releases.

Operating Income

Adjusted operating income increased $270 million, or 14%, to $2.207 billion in the nine months ended September 30, 2010. Media Networks contributed $192 million of the increase, principally reflecting the increased revenues, partially offset by our continuing investment in programming. Filmed Entertainment’s adjusted operating income was $38 million, compared with a $56 million operating loss in the comparable period of 2009, principally reflecting the improved profitability of our 2010 releases. Operating income increased $303 million, or 16%.

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

Segment Results of Operations

Media Networks

	Nine Months Ended September 30,		Better/(Worse)
(in millions)	2010	2009	$	%
Revenues by Component
Advertising	$3,251	$3,103	$148	5%
Affiliate fees	2,397	2,160	237	11
Ancillary	429	409	20	5

Total revenues by component	$6,077	$5,672	$405	7%

Expenses
Operating	$2,097	$1,964	$(133)	(7)%
Selling, general and administrative	1,433	1,350	(83)	(6)
Depreciation and amortization	148	151	3	2

Total expenses	$3,678	$3,465	$(213)	(6)%

Adjusted Operating Income	$2,399	$2,207	$192	9%

Revenues

Worldwide revenues increased $405 million, or 7%, to $6.077 billion in the nine months ended September 30, 2010, primarily driven by increases in affiliate and advertising revenues. Domestic revenues were $5.194 billion in the nine months ended September 30, 2010, an increase of $321 million, or 7%. International revenues were $883 million in the nine months ended September 30, 2010, an increase of $84 million, or 11%. Foreign exchange had an insignificant impact on international revenues.

Advertising

Worldwide advertising revenues increased $148 million, or 5%, to $3.251 billion in the nine months ended September 30, 2010, reflecting strength in the global advertising market compared with 2009. Domestic advertising revenues increased 5% reflecting a strong scatter market, partially offset by the effect of the weaker upfront sales completed in 2009. International advertising revenues increased 7%, with a 1-percentage point unfavorable impact from foreign exchange on international growth.

Affiliate Fees

Worldwide affiliate fees increased $237 million, or 11%, to $2.397 billion in the nine months ended September 30, 2010, principally due to rate and subscriber growth. Domestic revenues also benefited from the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

availability of certain programming related to digital distribution arrangements. Domestic affiliate revenues increased 12% and international affiliate revenues increased 7%, with foreign exchange contributing 1 percentage point to international growth. Excluding the impact of digital distribution arrangements, domestic affiliate revenue growth was 10%.

Ancillary

Worldwide ancillary revenues increased $20 million, or 5%, to $429 million in the nine months ended September 30, 2010. Higher international revenues, reflecting growth in consumer products revenues and television license fees, were partially offset by lower domestic revenues.

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

NM - Not Meaningful

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

Theatrical

Worldwide theatrical revenues increased $55 million, or 4%, to $1.283 billion in the nine months ended September 30, 2010, principally driven by the strength of our 2010 releases. During the nine months ended September 30, 2010, we released nine films, including Shrek Forever After, Iron Man 2, How to Train Your Dragon, The Last Airbender and Shutter Island, as compared to thirteen films in 2009. Domestic theatrical revenues decreased 11% reflecting the particularly strong domestic performance of Transformers: Revenge of the Fallen and Star Trek in 2009, while international theatrical revenues increased 23%. Foreign exchange had a 5-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $405 million, or 30%, to $951 million in the nine months ended September 30, 2010. The decrease principally reflects fewer releases as compared with 2009. During the nine months ended September 30, 2010, we released five titles, including Iron Man 2 and Shutter Island, as compared to twelve titles in the nine months ended September 30, 2009. Also contributing to the decline were lower catalog sales and lower revenues from other third-party distribution arrangements. Domestic and international home entertainment revenues decreased 32% and 28%, respectively, with a 3-percentage point favorable impact from foreign exchange on international home entertainment revenues.

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

(continued)

Adjusted Operating Income

Adjusted operating income was $38 million in the nine months ended September 30, 2010 compared with an adjusted operating loss of $56 million in the comparable period of 2009, principally reflecting the improved profitability of our 2010 releases.

Year ended December 31, 2009 vs. 2008

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the years ended December 31, 2009 and 2008.

	Year Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2009	2008	$	%
Revenues	$13,257	$13,947	$(690)	(5)%
Operating income	3,045	2,562	483	19
Adjusted operating income	3,138	3,016	122	4
Net earnings from continuing operations attributable to Viacom	1,678	1,257	421	33
Adjusted net earnings from continuing operations attributable to Viacom	1,646	1,515	131	9
Diluted EPS from continuing operations	2.76	2.01	0.75	37
Adjusted diluted EPS from continuing operations	$2.71	$2.42	$0.29	12%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues for the year ended December 31, 2009 decreased $690 million, or 5%, to $13.257 billion. Filmed Entertainment contributed $551 million of the decrease primarily driven by declines in theatrical and home entertainment revenues, partially offset by an increase in television and ancillary revenues. The decrease in feature film revenues reflects fewer films released in 2009 as compared to 2008 and the decrease in home entertainment revenues principally results from the number and mix of titles released in 2009 compared to 2008. Media Networks contributed $152 million of the decrease reflecting declines in advertising and ancillary revenues, partially offset by an increase in affiliate fees.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Discontinued Operations, Net of Tax

The loss from discontinued operations, net of tax was $67 million and $6 million in the year ended December 31, 2009 and 2008, respectively, principally reflecting losses related to Harmonix.

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

Operating

Operating expenses increased $19 million, or 1%, to $2.689 billion in 2009. Programming costs increased $60 million, or 3%, primarily reflecting an increase in costs of $139 million, or 6%, due to our continued investment in programming, partially offset by $79 million of savings attributable to programming abandonments taken in connection with our 2008 restructuring. Distribution and other expenses decreased $41 million, or 11%.

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

Theatrical

Worldwide theatrical revenues decreased $393 million, or 23%, to $1.321 billion in 2009, principally driven by a smaller slate of films. During 2009, we released twenty films, including Transformers: Revenge of the Fallen, Star Trek, G.I. Joe: The Rise of Cobra, Paranormal Activity and DreamWorks Animation’s Monsters vs. Aliens compared to twenty-four films released in 2008, which included Indiana Jones and the Kingdom of the Crystal Skull, Marvel’s Iron Man and DreamWorks Animation’s Kung Fu Panda and Madagascar 2: Escape to Africa. Domestic theatrical revenues decreased 8%, and international theatrical revenues decreased 36%. Foreign exchange had a 9-percentage point negative impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $223 million, or 8%, to $2.501 billion in 2009. Decreased revenues principally reflect the number and mix of titles released in 2009 versus 2008. Domestic and international home entertainment revenues decreased 12% and 3%, respectively, with a 3-percentage point negative impact from foreign exchange on international revenues. The DVD market continued to be negatively affected by global economic conditions throughout most of 2009, with strengthening seen in the fourth quarter of the calendar year relative to our major release titles.

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

FACTORS AFFECTING COMPARABILITY

The consolidated financial statements as of and for the years ended September 30, 2011 and 2010, the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009 and 2008 reflect our results of operations, financial position and cash flows reported in accordance with U.S. GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability.

The following tables reconcile our adjusted measures to our reported results for the years ended September 30, 2011 and 2010, the nine months ended September 30, 2010 and 2009, and the years ended December 31, 2009 and 2008.

(in millions, except per share amounts)	Year Ended September 30, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$3,710	$3,245	$2,146	$3.61
Factors Affecting Comparability:
Restructuring	144	144	99	0.17
Extinguishment of debt	-	87	54	0.09
Discrete tax benefits	-	-	(52)	(0.09)

Adjusted results	$3,854	$3,476	$2,247	$3.78

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

(in millions, except per share amounts)	Year Ended September 30, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$3,348	$2,838	$1,899	$3.11
Factors Affecting Comparability:
Asset impairment	60	60	19	0.03
Discrete tax benefits	-	-	(77)	(0.12)

Adjusted results	$3,408	$2,898	$1,841	$3.02

(in millions, except per share amounts)	Nine Months Ended September 30, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$2,207	$1,812	$1,175	$1.92
Factors Affecting Comparability:
Discrete tax benefits	-	-	(27)	(0.04)

Adjusted results	$2,207	$1,812	$1,148	$1.88

(in millions, except per share amounts)	Nine Months Ended September 30, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$1,904	$1,391	$954	$1.57
Factors Affecting Comparability:
Restructuring	33	33	21	0.03
Extinguishment of debt	-	84	52	0.09
Discrete tax benefits	-	-	(74)	(0.12)

Adjusted results	$1,937	$1,508	$953	$1.57

(in millions, except per share amounts)	Year Ended December 31, 2009
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$3,045	$2,417	$1,678	$2.76
Factors Affecting Comparability:
Restructuring	33	33	21	0.03
Asset impairment	60	60	19	0.03
Extinguishment of debt	-	84	52	0.09
Discrete tax benefits	-	-	(124)	(0.20)

Adjusted results	$3,138	$2,594	$1,646	$2.71

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

(in millions, except per share amounts)	Year Ended December 31, 2008
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$2,562	$1,894	$1,257	$2.01
Factors Affecting Comparability:
Restructuring and other charges	454	454	286	0.46
Discrete tax benefits	-	-	(55)	(0.09)
Impairment of investments	-	27	27	0.04

Adjusted results	$3,016	$2,375	$1,515	$2.42

*	Pre-tax earnings from continuing operations represent earnings before provisions for income taxes.
**	The tax impact has been calculated using the rates applicable to the adjustments presented.

Restructuring

Restructuring charges are reflected within Restructuring in the Consolidated Statement of Earnings.

2011

In the quarter ended September 30, 2011, we reviewed our cost structure and took certain actions to combine and increase the efficiency of various functions across the organization, resulting in a restructuring charge of $130 million. The restructuring plan includes workforce reductions and other exit activities across the Company’s operations, which are well under way. As a result of these initiatives we expect annual savings of approximately $140 million, the benefit of which will phase in through fiscal year 2013. We expect that the restructuring plan will be substantially completed by September 30, 2012 and involve cash payments of approximately $120 million, a majority of which is expected to be paid in fiscal 2012.

In the quarter ended June 30, 2011, the Media Networks segment incurred employee separation costs, including accelerated vesting of certain equity-based compensation awards, of $14 million.

The following table presents the components of the 2011 restructuring charges by segment:

2011 Restructuring Charges (in millions)	Media Networks	Filmed Entertainment	Total
Severance charges	$84	$39	$123
Lease termination and other exit costs	7	14	21

September 30, 2011	$91	$53	$144

2009

In 2009, we took actions resulting in severance charges of $16 million in the Media Networks segment and $17 million in the Filmed Entertainment segment.

2008

In 2008, to better align our organization and cost structure with changing economic conditions, we undertook a strategic review of our businesses which resulted in $454 million of charges. In addition to broad adverse

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

economic conditions, the strategic review considered the emergence of sustained softness in the advertising market and ratings issues at certain channels in the Media Networks segment, and the Filmed Entertainment segment’s decision to reduce its future film slate. As a result of these initiatives we saved approximately $200 million in the year ended December 31, 2009. Approximately half of the savings from the restructuring charges were principally comprised of workforce reductions and were realized via lower compensation costs primarily included as a component of Selling, general and administrative expenses in our Consolidated Statement of Earnings.

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

Extinguishment of Debt

2011

In 2011, we conducted a cash tender offer to repurchase a portion of the $1.5 billion aggregate principal of our 6.25% Senior Notes due 2016. Our repurchase of $582 million of principal at a purchase price of $1,153.50 per $1,000 pursuant to the tender offer resulted in a pre-tax extinguishment loss of $87 million.

2009

In 2009, we conducted a cash tender offer to repurchase a substantial portion of the $1.5 billion aggregate principal of our 5.75% Senior Notes due 2011. Our repurchase of $1.307 billion of principal at a purchase price of $1,061.25 per $1,000 pursuant to the tender offer resulted in a pre-tax extinguishment loss of $84 million.

Asset Impairment

2009

In 2009, we recorded a $60 million non-cash impairment charge in the Media Networks segment related to certain broadcast licenses held by a 32%-owned consolidated entity. The impact to Net earnings attributable to Viacom was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest.

2008

In 2008, we recognized non-cash investment impairment charges of $27 million.

Discrete Tax Items

Our effective income tax rate was 34.3% and 35.9% for the year ended September 30, 2011 and 2010, respectively, excluding the impact of discrete items. In 2011, discrete tax benefits of $52 million, taken together with the impact of restructuring charges and the 2011 loss on extinguishment of debt, contributed 1.6 percentage points of net tax benefit, which reconciles to the reported rate of 32.7%. In 2010, discrete tax benefits of $77 million, taken together with the impact of asset impairment, contributed 2.0 percentage points of tax benefit, which reconciles to the reported effective tax rate of 33.9%. The discrete tax benefits in both periods were principally due to reserve releases resulting from effectively settled audits. The benefit in 2010 also reflects the disposition of certain assets.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Our effective income tax rate was 36.1% for the nine months ended September 30, 2010 and 2009, excluding the impact of discrete items. In 2010, discrete tax benefits of $27 million contributed 1.5 percentage points of tax benefit, which reconciles to the reported rate of 34.6%. In 2009, discrete tax benefits of $74 million contributed 5.4 percentage points of tax benefit, which reconciles to the reported rate of 30.7%. The benefit in the nine months ended September 30, 2010 principally reflects tax benefits from the disposition of certain assets. The benefit in the nine months ended September 30, 2009 principally reflects reserve releases resulting from effectively settled audits and the recognition of certain previously unrecognized capital losses from international operations.

Our effective income tax rate was 35.9% and 35.5% in the year ended December 31, 2009 and 2008, respectively, excluding the impact of discrete items. In 2009, discrete tax benefits of $124 million, taken together with the impact of restructuring charges, asset impairment and the 2009 loss on extinguishment of debt, contributed 4.4 percentage points of tax benefit, which reconciles to the reported rate of 31.5%. In 2008, discrete tax benefits of $55 million, taken together with the impact of restructuring and other charges, contributed 2.8 percentage points of tax benefit, which reconciles to the reported rate 32.7%. The discrete taxes in each period were principally due to reserve releases resulting from effectively settled audits. The benefit in 2009 also reflects the recognition of certain previously unrecognized capital losses from international operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Our principal uses of cash in operations include the creation of new programming and film content, acquisitions of third-party content, and interest and tax payments. We also use cash for capital expenditures, acquisitions of businesses, quarterly cash dividends and discretionary share repurchases under our stock repurchase program, as deemed appropriate. Our cash flows from operations, together with our $2.0 billion revolving credit facility, provide us with adequate resources to fund our anticipated ongoing cash requirements.

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

Cash Flows

Cash and cash equivalents increased by $184 million in the year ended September 30, 2011 and $539 million in the nine months ended September 30, 2010, and decreased $494 million in the year ended December 31, 2009. The net change in cash and cash equivalents was attributable to the following:

Cash Flows (in millions)	Year Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2011	2010	2010	2009	2009	2008
Cash provided by operations	$2,644	$1,566	$1,147	$732	$1,151	$2,036
Net cash flow used in investing activities	(227)	(325)	(168)	(117)	(274)	(571)
Net cash flow used in financing activities	(2,227)	(655)	(436)	(1,169)	(1,388)	(1,555)
Effect of exchange rates on cash and cash equivalents	(6)	2	(4)	11	17	(38)

Net change in cash and cash equivalents	$184	$588	$539	$(543)	$(494)	$(128)

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating Activities

Cash provided by operations was $2.644 billion for the year ended September 30, 2011, an increase of $1.078 billion compared with the same period in 2010. The increase principally reflects the comparison against a $775 million reduction in securitized receivables in 2010 and higher income, partially offset by increased production spending at the Filmed Entertainment segment, as well as the payment of the premium on our 2011 debt extinguishment. In addition, cash used in discontinued operations was $21 million in fiscal 2011 as compared with cash provided by discontinued operations of $121 million in the prior year, principally due to a full year of activity in the prior year as compared with three months in the current year.

The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising time is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable and satellite television operators. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases. Our cash flow from operations tends to fluctuate seasonally as a result of timing of cash payments and collections, typically being highest in the first quarter of our fiscal year.

Cash provided by operations was $1.147 billion for the nine months ended September 30, 2010, an increase of $415 million compared with the nine months ended September 30, 2009. The increase principally reflects the increase in earnings, lower pension contributions, lower print and advertising expenses and the comparison against a $175 million reduction in securitized receivables and an $84 million payment of a premium on debt extinguishment in 2009, partially offset by higher income tax payments. Cash tax payments increased during the period primarily as a result of prior year tax benefits associated with our 2008 restructuring and other charges, the expiration at December 31, 2009 of certain Federal income tax benefits related to programming and film investment and increased pre-tax earnings.

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

Investing Activities

Cash used in investing activities was $227 million for the year ended September 30, 2011, compared with $325 million in the same period in 2010. The decrease is principally due to lower spending on acquisitions and investments. In fiscal year 2011, cash used in investing activities included $72 million related to acquisitions and investments principally reflecting an investment in a European television programmer. In the prior year, the $154 million related to acquisitions and investments principally related to the acquisition of Teenage Mutant Ninja Turtles and investment in EPIX.

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

(continued)

Cash used in investing activities was $274 million for the year ended December 31, 2009, compared with $571 million in 2008. The decrease was primarily due to lower spending on acquisitions and investments in 2009, as well as lower spending on capital expenditures. In 2009, cash used in investing activities included $133 million related to acquisitions and investments and $139 million in capital expenditures. In 2008, cash used in investing activities included $283 million of capital expenditures, principally related to improvements to certain new and existing facilities (including approximately $100 million related to New York real estate facilities), $146 million related to acquisitions and investments and a $150 million earn-out payment related to our 2006 acquisition of Harmonix, which is reflected in discontinued operations.

Financing Activities

Cash used in financing activities was $2.227 billion for the year ended September 30, 2011, compared with $655 million in the same period in 2010. The net outflow was primarily driven by share repurchases and dividends. During the year ended September 30, 2011, we repurchased 55.7 million shares for an aggregate price of $2.5 billion, of which $2.45 billion of repurchases had settled as of September 30, 2011, and paid $417 million in dividends. Our commercial paper borrowings of $423 million, taken together with the net impact of our issuance of $1.0 billion of senior notes, repurchase of $582 million principal amount of our 6.25% Senior Notes due 2016 and repayment of the remaining $193 million principal amount of our 5.75% Senior Notes due on April 30, 2011, contributed a partially offsetting inflow. In the prior year, cash used in financing activities was driven by the repayment of long-term debt and commercial paper borrowings.

Cash used in financing activities was $436 million for the nine months ended September 30, 2010, compared with $1.169 billion for the nine months ended September 30, 2009. The net outflow in 2010 was primarily driven by the repayment of DW Funding debt and the dividends paid. The net outflow in 2009 was primarily driven by $750 million in payments related to the maturity of our floating rate senior notes which came due in the second quarter of 2009 and a decrease in amounts outstanding under our revolving credit facility. In 2009, we issued a total of $1.4 billion of senior notes and used the proceeds to repurchase $1.307 billion outstanding principal of our 5.75% Senior Notes due 2011.

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

(continued)

Capital Resources

Capital Structure and Debt

At September 30, 2011, total debt was $7.365 billion, an increase of $613 million from $6.752 billion at September 30, 2010. The increase in debt reflects the impact of new issuances and commercial paper borrowings, partially offset by repayments.

Debt (in millions)	September 30,
	2011	2010
Senior notes and debentures	$6,536	$6,320
Commercial paper	423	-
Capital leases and other obligations	406	432

Total debt	$7,365	$6,752

Senior Notes and Debentures

During the year, we took advantage of favorable market conditions to lengthen the maturities and reduce the weighted-average borrowing cost of our public debt. We issued a total of $1.0 billion of senior notes with maturities of six and ten years. In February, we issued $500 million aggregate principal amount of 4.5% Senior Notes due 2021 at a price equal to 98.320% of the principal amount. We used the net proceeds from this offering of $488 million to conduct a cash tender offer to repurchase a portion of the $1.5 billion aggregate principal of our 6.25% Senior Notes due 2016 at a weighted-average purchase price of $1,153.50 per $1,000 of principal. Our repurchase of $582 million of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $87 million. In March, we issued $500 million aggregate principal amount of 3.5% Senior Notes due 2017 at a price equal to 99.139% of the principal amount. We used the net proceeds from this offering for general corporate purposes, including the repayment of the remaining $193 million principal amount of our 5.75% Senior Notes due on April 30, 2011 and the repurchase of shares under our stock repurchase program.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2011 and 2010, the total unamortized net discount related to the fixed rate senior notes and debentures was $32 million and $23 million, respectively.

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities and future access to capital markets, including our revolving credit facility. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us.

Credit Facility

On October 8, 2010, we terminated our $3.25 billion revolving facility due December 2010 and entered into a $2.0 billion revolving credit facility, which matures in October 2013. There were no amounts outstanding under our credit facility at September 30, 2011 and 2010. The primary purpose of the facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on LIBOR plus a margin ranging from 0.75% to 2.0% based on our public debt rating. A facility fee is paid based on the total amount of the commitments. The facility contains typical covenants for an investment grade company and one financial covenant that requires our interest coverage, calculated as operating income before depreciation and amortization divided by interest expense (defined by the credit agreement), for the most recent four consecutive fiscal quarters, to be at least 3.0x, which we met at September 30, 2011.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Commercial Paper

At September 30, 2011, the outstanding commercial paper of $423 million had a weighted average interest rate of 0.41% and a weighted average maturity of less than 30 days. There were no amounts outstanding as of September 30, 2010.

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

Stock Repurchase Program

On June 9, 2010, our Board of Directors authorized an increase in the funds available to purchase Class B common stock under the Company’s stock repurchase program to $4.0 billion from the existing remaining capacity of $1.275 billion. During the year ended September 30, 2011, we repurchased 55.7 million shares under the program for an aggregate price of $2.5 billion. From October 1, 2011 through November 9, 2011, we repurchased an additional 6.5 million shares for an aggregate price of $276 million. On November 9, 2011, our Board of Directors authorized an increase in the funds available under the program to $10.0 billion, leaving $7.2 billion of remaining capacity. There were no repurchases during the nine months ended September 30, 2010 and year ended December 31, 2009.

Commitments and Contingencies

Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary, which is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The put option expires in January 2016. See Note 16 to our Consolidated Financial Statements for additional information related to the redeemable noncontrolling interest.

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

(continued)

Guarantees

Leases

We have certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster. In addition, we have certain indemnities provided by the acquirer of Famous Players. At September 30, 2011, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $600 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of approximately $200 million with respect to such obligations. Based on our consideration of financial information available to us, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, we believe our accrual is sufficient to meet any future obligations.

Other

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2011 were $60 million and are not recorded on the balance sheet.

The Company and its venture partner each have a commitment to guarantee up to $55 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2011 subject to this guarantee. We also have a remaining funding commitment of $15 million as of September 30, 2011.

Legal Matters

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of continuing operations, financial position or operating cash flows.

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. The District Court decision has been appealed to the U.S. Court of Appeals for the Second Circuit and oral argument was heard in October 2011. We believe we have a meritorious appeal.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against us and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiff’s third amended complaint. The plaintiffs filed a petition for a rehearing of the case by the full Court of Appeals and oral argument was heard in October 2011. On October 31, 2011, the Court of Appeals withdrew its decision in light of the subsequent death of one of the judges on the panel. Another judge of the court will replace the deceased judge. In light of this development, the motion for a rehearing before the entire court was dismissed as moot. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The final amount of the earn-out related to 2007 and 2008 performance has not yet been determined and a private dispute resolution process before an accounting expert is expected to conclude in the first quarter of fiscal year 2012. Our position in the dispute resolution process is that approximately $130 million of the earlier $150 million payment was not earned and that no payment is owed with respect to 2008 performance. The shareholder representative has claimed that we owe an additional $700 million with respect to 2007 and 2008 performance. We strongly disagree with the position of the shareholder representative and have filed a lawsuit in the Court of Chancery for the State of Delaware against certain of the former Harmonix shareholders seeking a refund of a substantial portion of the $150 million payment. Accordingly, we have not recorded a reserve as of September 30, 2011.

In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of approximately $13 million, which is being held in escrow to secure the shareholder representative’s indemnification obligations to us under the acquisition agreement and damages in respect of certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that relates to the other claims and a decision is pending. We believe the shareholder representative’s position in this proceeding is without merit and are vigorously defending this lawsuit.

Contractual Obligations

Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2011, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,228	$439	$483	$234	$72
Operating leases (2)	975	199	337	197	242
Purchase obligations (3)	835	430	288	98	19

On-Balance Sheet Arrangements
Capital lease obligations (4)	220	32	53	51	84
Debt	7,219	566	685	1,168	4,800
Interest payments	6,788	384	768	681	4,955
Other long-term obligations (5)	$2,954	$1,669	$913	$347	$25

(1)	Programming and talent commitments include $1.011 billion relating to media networks programming and $217 million for talent contracts.
(2)	Includes long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.
(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)	Includes capital leases for satellite transponders.
(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.

Note:  Not included in the amounts above are payments which may result from our defined benefit pension plans of $441 million, unrecognized tax benefits of $274 million, including interest and penalties, $15 million of funding commitments to joint ventures, interest payments to be made under our credit facility, $152 million of redeemable noncontrolling interest and lease guarantees of approximately $600 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. We do expect to make contributions of approximately $45 million in fiscal 2012 to our pension plans.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

The notional value of all foreign exchange contracts was $89 million and $150 million at September 30, 2011 and 2010, respectively. In 2011, $5 million related to net investments in foreign operations, $7 million related to expected foreign currency net cash flows and $77 million related to programming obligations. In 2010, $94 million related to net investments in foreign operations, $13 million related to expected foreign currency net cash flows and $43 million related to programming obligations.

Interest Rate Risk

A portion of our interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures. At September 30, 2011, the notional value of all interest rate hedges was $500 million. There were no interest rate hedges outstanding at September 30, 2010. Since the majority of our debt is fixed rate, we do not expect that a 1% increase or decrease in the level of interest rates would have a material impact on our Consolidated Financial Statements.

Viacom has issued senior notes and debentures that, at September 30, 2011, had an outstanding balance of $6.5 billion and an estimated fair value of $7.3 billion. A 1% increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the senior notes and debentures by approximately $570 million and $670 million.

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

If we believe that the release of our content will not be or has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value. We utilize the individual-film-forecast-computation method (adjusted to incorporate revenue and related costs, including future exploitation costs, if any, expected to occur in periods beyond 10 years from the date of the film’s initial release) to develop the cash flows which are subsequently discounted to compute the fair value of a film at each reporting period. The discount rate utilized takes into account the time value of money as well as a risk premium. The risk premium reflects the uncertainties of realizing the expected cash flows of a film title which is impacted by a film title’s position within its product life cycle.

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

Our most significant distribution arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation, the distribution agreement with CBS and our continuing distribution relationship with Marvel for the films we theatrically distributed. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments, if applicable. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

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

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have a $27 million impact on our total revenue for the year ended September 30, 2011. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors. In computing our sales returns rate, sales include home entertainment revenues of our Filmed Entertainment and Media Networks segments. Home entertainment revenues of our Media Networks segment are included within Media Networks’ ancillary revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectability. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts relative to our trade accounts receivables would have a $21 million impact on our operating results for the year ended September 30, 2011.

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

A 1% change in our effective rate, excluding discrete items, would result in additional income tax expense of approximately $32 million for the year ended September 30, 2011.

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

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill. Goodwill at September 30, 2011 relates to our reporting units Music and Logo ($2.0 billion), Nickelodeon ($2.9 billion), Entertainment ($1.8 billion), BET Networks ($2.7 billion) and Paramount ($1.6 billion). In September 2011, the Financial Accounting Standards Board issued new guidance that permits

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test is not required. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted the new guidance for our August 31, 2011 annual goodwill impairment test. Based on our qualitative assessment, including but not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price, we were not required to perform the two-step goodwill impairment test for any of our reporting units.

Under the accounting rules in effect in 2010 and 2009, we were required to perform the annual quantitative impairment test. The first step of a quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The estimates of fair value of a reporting unit were determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. Given the inherent uncertainty in determining these assumptions, actual results may differ from those used in our valuations.

The assumptions about future cash flows and growth rates were based on the budget and long-term business plans of each operating segment. Such assumptions took into account numerous factors including historical experience, anticipated economic conditions, advertising sales and ratings trends, terms of affiliate license arrangements and anticipated terms of renewals, projected costs for production and programming, number and expected financial performance of films expected to be produced and distributed each year and changes in the reporting unit cost structures.

Discount rate assumptions for each reporting unit took into account our assessment of the risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We also reviewed marketplace data to assess the reasonableness of our computation of Viacom’s overall weighted average cost of capital and, when available, the discount rates utilized for each of our reporting units.

Discontinued Operations

In connection with our 2010 goodwill impairment test, we recorded a $230 million goodwill impairment charge related to Harmonix. The estimated fair value of Harmonix was determined using a discounted cash flow analysis. Significant assumptions reflected in the analysis include the estimated future cash flows of the business and discount rate. A one percentage point change in the perpetual growth rate or discount rate would not have resulted in a significant change in the goodwill impairment charge.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.

OTHER MATTERS

Related Parties

National Amusements Inc. (“NAI”), directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $44 million in 2011, $21 million in 2010 and $34 million in 2009.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable together with any advance amounts paid, prior to any participation payments to CBS. In connection with this agreement, Paramount made payments of $50 million in the quarter ended March 31, 2011, and $100 million in each of the quarters ended March 31, 2010 and 2009. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

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

(continued)

The following table summarizes the transactions with CBS as included in our consolidated financial statements.

CBS Related Party Transactions (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Consolidated Statements of Earnings
Revenues	$341	$244	$406
Operating expenses	$434	$318	$504

	September 30,
	2011	2010
Consolidated Balance Sheets
Accounts receivable	$6	$9
Other assets	1	1

Total due from CBS	$7	$10

Accounts payable	$1	$4
Participants’ share and residuals, current	162	227
Program rights obligations, current	73	100
Program rights obligations, noncurrent	243	263
Other liabilities	37	39

Total due to CBS	$516	$633

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

Other Related Party Transactions (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Consolidated Statements of Earnings
Revenues	$239	$168	$375
Operating expenses	$83	$53	$207
Selling, general and administrative	$(16)	$(24)	$-

	September 30,
	2011	2010
Consolidated Balance Sheets
Accounts receivable	$88	$88
Other assets	2	9

Total due from other related parties	$90	$97

Accounts payable	$32	$26
Other liabilities	10	29

Total due to other related parties	$42	$55

All other related party transactions are not material in the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosures on our market risk are included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Index to financial statements and supplementary data:

Management’s Report on Internal Control Over Financial Reporting	73

Report of Independent Registered Public Accounting Firm	74

Consolidated Statements of Earnings for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009	75

Consolidated Balance Sheets as of September 30, 2011 and 2010	76

Consolidated Statements of Cash Flows for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009	77

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009	78

Notes to Consolidated Financial Statements	79

Quarterly Financial Data (unaudited)	115

Schedule II – Valuation and Qualifying Accounts	121

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

Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2011, Viacom maintained effective internal control over financial reporting.

The assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at September 30, 2011 and 2010, and the results of their operations and their cash flows for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

November 10, 2011

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Revenues	$14,914	$9,337	$13,257
Expenses:
Operating	7,868	4,883	7,191
Selling, general and administrative	2,921	2,025	2,609
Depreciation and amortization	271	222	319
Restructuring	144	-	33
Asset impairment	-	-	60

Total expenses	11,204	7,130	10,212

Operating income	3,710	2,207	3,045
Interest expense, net	(412)	(320)	(430)
Equity in net earnings (losses) of investee companies	40	(67)	(77)
Loss on extinguishment of debt	(87)	-	(84)
Other items, net	(6)	(8)	(37)

Earnings from continuing operations before provision for income taxes	3,245	1,812	2,417
Provision for income taxes	(1,062)	(627)	(762)

Net earnings from continuing operations	2,183	1,185	1,655
Discontinued operations, net of tax	(10)	(321)	(67)

Net earnings (Viacom and noncontrolling interests)	2,173	864	1,588

Net (earnings) losses attributable to noncontrolling interests	(37)	(10)	23

Net earnings attributable to Viacom	$2,136	$854	$1,611

Amounts attributable to Viacom:
Net earnings from continuing operations	$2,146	$1,175	$1,678
Discontinued operations, net of tax	(10)	(321)	(67)

Net earnings attributable to Viacom	$2,136	$854	$1,611

Basic earnings per share attributable to Viacom:
Continuing operations	$3.65	$1.93	$2.76
Discontinued operations	$(0.01)	$(0.53)	$(0.11)
Net earnings	$3.64	$1.40	$2.65

Diluted earnings per share attributable to Viacom:
Continuing operations	$3.61	$1.92	$2.76
Discontinued operations	$(0.02)	$(0.52)	$(0.11)
Net earnings	$3.59	$1.40	$2.65

Weighted average number of common shares outstanding:
Basic	587.3	608.0	607.1
Diluted	594.3	610.7	608.3

Dividends declared per share of Class A and Class B common stock	$0.80	$0.30	$-

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$1,021	$837
Receivables, net	2,732	2,417
Inventory, net	828	861
Deferred tax assets, net	41	77
Prepaid and other assets	639	281
Assets held for sale	-	76

Total current assets	5,261	4,549
Property and equipment, net	1,057	1,102
Inventory, net	4,239	4,145
Goodwill	11,064	11,035
Intangibles, net	392	467
Deferred tax assets, net	-	156
Other assets	788	568
Assets held for sale	-	74

Total assets	$22,801	$22,096

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$427	$210
Accrued expenses	1,152	1,000
Participants’ share and residuals	1,158	1,059
Program rights obligations	475	390
Deferred revenue	187	256
Current portion of debt	23	31
Other liabilities	520	435
Liabilities held for sale	-	117

Total current liabilities	3,942	3,498

Noncurrent portion of debt	7,342	6,721
Participants’ share and residuals	487	453
Program rights obligations	771	691
Deferred tax liabilities, net	123	-
Other liabilities	1,351	1,343
Redeemable noncontrolling interest	152	131

Commitments and contingencies (Note 15)

Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 51.4 and 52.0 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 506.9 and 556.5 outstanding, respectively	1	1
Additional paid-in capital	8,614	8,346
Treasury stock, 207.2 and 151.5 common shares held in treasury, respectively	(8,225)	(5,725)
Retained earnings	8,418	6,775
Accumulated other comprehensive loss	(164)	(114)

Total Viacom stockholders’ equity	8,644	9,283

Noncontrolling interests	(11)	(24)

Total equity	8,633	9,259

Total liabilities and equity	$22,801	$22,096

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$2,173	$864	$1,588
Discontinued operations, net of tax	10	321	67

Net earnings from continuing operations	2,183	1,185	1,655
Reconciling items:
Depreciation and amortization	271	222	319
Asset impairment	-	-	60
Feature film and program amortization	4,809	3,015	4,346
Equity-based compensation	128	80	102
Equity in net (income) losses and distributions from investee companies	(32)	72	86
Deferred income taxes	376	(119)	118
Decrease in securitization program	-	-	(950)
Operating assets and liabilities, net of acquisitions:
Receivables	(292)	410	208
Inventory, program rights and participations	(4,538)	(3,251)	(4,162)
Accounts payable and other current liabilities	(127)	(404)	(512)
Other, net	(113)	(73)	(125)
Discontinued operations, net	(21)	10	6

Cash provided by operations	2,644	1,147	1,151

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	(72)	(63)	(133)
Capital expenditures	(155)	(105)	(139)
Discontinued operations, net	-	-	(2)

Net cash flow used in investing activities	(227)	(168)	(274)

FINANCING ACTIVITIES
Borrowings	982	-	5,462
Debt repayments	(776)	(276)	(6,781)
Commercial paper	423	(16)	16
Purchase of treasury stock	(2,450)	-	(8)
Dividends paid	(417)	(91)	-
Excess tax benefits on equity-based compensation awards	13	-	-
Exercise of stock options	164	2	1
Other, net	(166)	(55)	(78)

Net cash flow used in financing activities	(2,227)	(436)	(1,388)

Effect of exchange rate changes on cash and cash equivalents	(6)	(4)	17

Net change in cash and cash equivalents	184	539	(494)
Cash and cash equivalents at beginning of period	837	298	792

Cash and cash equivalents at end of period	$1,021	$837	$298

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in millions)	Common Stock Outstanding (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

December 31, 2008	606.8	$8,187	$(5,725)	$4,496	$(49)	$6,909	$14	$6,923

Net earnings				1,611		1,611	(23)	1,588
Translation adjustments					32	32	(1)	31
Defined benefit pension plans					52	52	-	52
Other					-	-	-	-

Comprehensive income						1,695	(24)	1,671

Noncontrolling interests				(1)		(1)	(17)	(18)
Equity-based compensation and other	0.6	101				101	-	101

December 31, 2009	607.4	8,288	(5,725)	6,106	35	8,704	(27)	8,677

Adoption of accounting for consolidation of variable interest entities as of January 1, 2010				(28)		(28)	(12)	(40)

	607.4	8,288	(5,725)	6,078	35	8,676	(39)	8,637

Net earnings				854		854	10	864
Translation adjustments					(81)	(81)	(1)	(82)
Defined benefit pension plans					(60)	(60)	-	(60)
Other					(8)	(8)	-	(8)

Comprehensive income						705	9	714

Noncontrolling interests		(4)		28		24	6	30
Dividends declared				(185)		(185)	-	(185)
Equity-based compensation and other	1.1	63				63	-	63

September 30, 2010	608.5	8,347	(5,725)	6,775	(114)	9,283	(24)	9,259

Net earnings				2,136		2,136	37	2,173
Translation adjustments					48	48	(1)	47
Defined benefit pension plans					(48)	(48)	-	(48)
Cash flow hedges					(48)	(48)	-	(48)
Other					(2)	(2)	-	(2)

Comprehensive income						2,086	36	2,122

Noncontrolling interests				(22)		(22)	(23)	(45)
Dividends declared				(471)		(471)	-	(471)
Purchase of treasury stock	(55.7)		(2,500)			(2,500)	-	(2,500)
Exercise of stock options and share issuances	5.5	164				164	-	164
Equity-based compensation and other		104				104	-	104

September 30, 2011	558.3	$8,615	$(8,225)	$8,418	$(164)	$8,644	$(11)	$8,633

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in more than 160 countries and territories. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties.

Basis of Presentation

Change in Fiscal Year

In 2010, the Company changed its fiscal year end to September 30 from December 31. The Company made this change to better align its financial reporting period, as well as its annual planning and budgeting process, with the Company’s business cycle, particularly the cable broadcast year. As a result of this change, the Consolidated Financial Statements present the Company’s financial results for the year ended September 30, 2011 (“2011”), the Company’s first full fiscal year since the change, the nine-month transition period from January 1, 2010 through September 30, 2010 (“2010”) and the year ended December 31, 2009 (“2009”).

Accounting Changes

Goodwill Impairment Test

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test is not required. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted the new guidance for our August 31, 2011 annual goodwill impairment test. Based on our qualitative assessment, we were not required to perform the two-step goodwill impairment test for any of our reporting units.

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

In connection with the adoption of the new accounting rules for VIEs, the Company consolidated DW Funding LLC (“DW Funding”), which owns the DreamWorks live-action film library, beginning on January 1, 2010. The adoption of the new accounting rules for VIEs did not result in any other changes to the Company’s previous conclusions as to which entity is the primary beneficiary of these VIEs. See Note 3 for additional information on the Company’s involvement with VIEs.

At December 31, 2009, the Company held a 49% minority equity interest in DW Funding. Paramount and its international affiliates also held the exclusive distribution rights to the live-action film library, for which

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Paramount received distribution fees. In addition, the Company guaranteed $204 million of certain unsecured mezzanine financing of DW Funding. Based upon the level of equity investment at risk, the Company previously determined that DW Funding was a VIE; however, under the previous accounting model, the Company did not consolidate DW Funding. The principal impact on the Company’s Consolidated Financial Statements was an increase in debt of approximately $400 million and a corresponding increase in other net assets, principally film inventory. As more fully described in Note 3, the Company acquired the remaining 51% of the equity in DW Funding in February 2010.

Reclassification

Certain amounts have been reclassified to conform to the 2011 presentation.

Discontinued Operations

In December 2010, the Company completed the sale of Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise. Accordingly, the results of operations of Harmonix, which were previously included in the Media Networks segment, are presented as discontinued operations in all periods presented. Discontinued operations, net of tax also reflects adjustments related to businesses previously sold, including Famous Players and Blockbuster Inc. (“Blockbuster”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Viacom Inc., its subsidiaries and VIEs where the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Equity in net earnings (losses) of investee companies in the Consolidated Statements of Earnings. Related party transactions between the Company and CBS Corporation (“CBS”) and National Amusements Inc. (“NAI”) have not been eliminated.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments, including the evaluation of multiple element arrangements, that can have a significant impact on the timing and amount of revenue the Company reports.

Advertising Revenues

Revenues from the sale of advertising time earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and the contracted audience rating is met. Should the advertisement fail to meet the contracted audience rating, the Company establishes a liability referred to as an audience deficiency unit liability. The liability is typically relieved when the audience rating is met through the provision of additional air time for the advertiser.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Affiliate Fees

Affiliate fees from cable television and direct-to-home satellite television operators and mobile networks are recognized by the Media Networks segment as the service is provided to the distributor. Fees associated with digital distribution arrangements are recognized upon program availability for airing.

Ancillary Revenues

Revenue associated with consumer products and brand licensing is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees. Revenue for online transactions, such as electronic downloads of films, programming or product add-ons, is recognized when the fee is paid by the online customer to purchase the content, the Company is notified by the online retailer that the product has been downloaded and all other revenue recognition criteria are met. Ancillary online subscription revenues are generally recognized on a straight-line basis over the service period.

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

The Company’s most significant distribution arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. and the distribution agreements with MVL Productions LLC (“Marvel”), now a subsidiary of The Walt Disney Company, and CBS. The Company distributed the final two theatrical titles under the Marvel arrangement in 2011. Under the terms of these agreements, the Company is generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, the Company generally retains a fee based upon a percentage of gross receipts and recovers expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments, if applicable. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

Sales Returns, Allowances & Uncollectible Accounts

The Company records a provision for sales returns and allowances, including price protection incentives, at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, the Company considers numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. The Company’s reserve for sales returns and allowances was $309 million and $254 million at September 30, 2011 and 2010, respectively. The Company’s allowance for doubtful accounts was $49 million and $76 million at September 30, 2011 and 2010, respectively.

Inventory

Inventories related to theatrical and original media network programming content (which include direct production costs, production overhead, acquisition costs and development costs) are stated at the lower of amortized cost or fair value.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Film inventories, which are included as a component of Inventory, net, in the Consolidated Balance Sheets, are amortized and estimated liabilities for residuals and participations are accrued using an individual-film-forecast-computation method based on the ratio of current period to estimated remaining total revenues (“ultimate revenues”). Ultimate revenues for feature films include revenues from all sources that are estimated to be earned within ten years from the date of a film’s initial theatrical release. For acquired film libraries, the Company’s estimate of ultimate revenues is for a period within 20 years from the date of acquisition. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. Film costs, including inventory amortization, residuals and participations accruals and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings. The Company has entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

The cost of theatrical development projects is amortized over a three-year period unless they are abandoned earlier, in which case these projects are written down to their estimated net realizable value in the period the decision to abandon the project is determined. The Company has a rigorous greenlight process designed to manage the risk of loss or abandonment.

The Company acquires rights to programming and produces original programming to exhibit on its media networks which is also included as a component of Inventory, net, in the Consolidated Balance Sheets. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming if shorter. Original programming development costs are expensed unless a project is greenlit for production. An impairment charge is recorded when the fair value of the original programming is less than the unamortized production cost or the programming is abandoned, and any such charges are included within Operating expenses in the Consolidated Statements of Earnings.

Acquired program rights and obligations are recorded based on the gross amount of the liability when the license period has begun, and when the program is accepted and available for airing. Acquired programming is stated at the lower of unamortized cost or net realizable value. Net realizable value of acquired rights programming is evaluated quarterly by the Company on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. The Company aggregates similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to the programming. An impairment charge may be necessary if the Company’s estimates of future cash flows of similar programming are insufficient or if programming is abandoned, and any such charges are included within Operating expenses in the Consolidated Statements of Earnings.

Merchandising and other inventories are valued at the lower of cost or net realizable value. Cost is determined using the average cost method. Obsolescence reserves are based on estimates of future product demand.

Advertising Expense

The Company expenses advertising costs as they are incurred. The Company incurred total advertising expenses of $1.479 billion in 2011, $869 million in 2010 and $1.248 billion in 2009.

Business Combinations and Intangible Assets Including Goodwill

The Company accounts for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Goodwill represents the residual difference between the fair value of consideration paid and the net assets acquired, and transaction costs are expensed as incurred.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range from 3 to 20 years. Goodwill and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate impairment may exist.

Impairment

Amortizable intangible assets and other long-lived assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, written down to fair value. Indefinite-lived intangible assets are tested for impairment using a fair value approach. If it is determined, based on a qualitative assessment, that it is more likely than not a reporting unit’s carrying amount exceeds its fair value, goodwill is tested for impairment at the reporting unit level. A reporting unit is the operating segment, or a business which is one level below that operating segment.

In 2011, the Company undertook a reorganization of the Media Networks segment, which is now comprised of four reporting units – Music and Logo, Nickelodeon, Entertainment and BET Networks – that operate under Viacom Media Networks. Accordingly, we allocated the goodwill of MTV Networks, the predecessor reporting unit to Music and Logo, Nickelodeon and Entertainment, to these new reporting units on a relative fair value basis.

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

The following table sets forth the computation of the common shares outstanding utilized in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Weighted average common shares outstanding, basic	587.3	608.0	607.1
Dilutive effect of equity-based compensation awards	7.0	2.7	1.2

Weighted average common shares outstanding, diluted	594.3	610.7	608.3

Anti-dilutive common shares	17.8	37.1	41.1

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Pension Benefits

The Company’s defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The unfunded plans are currently frozen to future benefit accruals. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit plans (other than a multiemployer plan) as an asset or liability in the Consolidated Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

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

Derivative Financial Instruments

Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in current earnings as part of Other items, net in the Consolidated Statements of Earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and subsequently recognized in earnings when the hedged items impact income. The fair value of derivative financial instruments is included in Prepaid and other assets and Other current liabilities in the Consolidated Balance Sheets. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in earnings. The Company does not hold or enter into financial instruments for speculative trading purposes.

Foreign Currency Translation

Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at average exchange rates during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Substantially all of the Company’s foreign operations are consolidated using the local currency as the functional currency. Foreign subsidiaries using the U.S. Dollar as the functional currency include remeasurement adjustments in earnings.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

NOTE 3. ACQUISITIONS & INVESTMENTS

In 2011, 2010 and 2009, the Company invested $72 million, $63 million and $133 million, respectively, in acquisitions and investments.

At September 30, 2011 and 2010, the Company had equity method investments totaling $193 million and $146 million, respectively. The Company holds an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn Mayer to exhibit certain motion pictures on behalf of the equity partners’ movie studios through a premium pay television channel and video-on-demand services available on multiple platforms. The Company also holds an equity interest of 50% in Viacom 18, a joint venture in India with Network 18 Fincap Limited.

In February 2010, we acquired the remaining 51% that we did not already own of the equity in DW Funding in exchange for the assumption of approximately $400 million of debt. In October 2009, the Company acquired the global rights to the Teenage Mutant Ninja Turtles for $64 million. The pro forma impact of business combinations completed in all periods presented, either individually or in the aggregate, were not material to the Company.

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

Unconsolidated Variable Interest Entities

The Company has a number of unconsolidated investments in which it holds a non-controlling ownership interest, including but not limited to EPIX and Viacom 18. These arrangements are typically entered into with strategic partners and generally contain the following governance provisions: (i) the funding of the venture is provided by the equity holders pro rata based on their ownership interest; (ii) the investments are initially funded to meet short-term working capital requirements with funding commitments provided by the partners to fund future operating needs; (iii) commercial arrangements between the Company, the venture and other related

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

parties are negotiated between the parties and are believed to be at market rates; and (iv) voting rights are consistent with the equity holders’ rights and obligations to share in the profits and losses of the variable interest entity. In connection with these investment arrangements the Company does not have the power to direct matters that most significantly impact the activities of the VIE and therefore does not qualify as the primary beneficiary. Accordingly, these investments are accounted for under the equity method of accounting and are included in Other assets—noncurrent in the Consolidated Balance Sheets. In these arrangements, the Company’s risk of loss is typically limited to its carrying value and future funding commitments.

At September 30, 2011 and 2010, the Company’s aggregate investment carrying value in unconsolidated VIEs was $137 million and $98 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 14.

Consolidated Variable Interest Entities

The Company’s Hispanic-oriented cable network MTV Tr3s holds a 32% non-voting equity interest in a television broadcaster in Los Angeles and other southwest markets. The Company has certain rights and obligations related to its investment, including the guarantee of third-party bank debt. The Company has determined that it is the primary beneficiary as it has the power to direct certain matters that significantly impact the activities of the VIE and the obligation to absorb losses that could be potentially significant to the VIE through its equity interest and its guarantee of third-party bank debt. Accordingly, the Company consolidates the entity. As of September 30, 2011 and 2010, there are $25 million and $27 million of assets and $86 million and $84 million of liabilities, respectively, in respect of this entity included within the Company’s Consolidated Balance Sheets. The operating results of this consolidated VIE in 2009 included a $60 million non-cash impairment charge related to certain broadcast licenses held by the entity. The impact to Net earnings attributable to Viacom was a reduction of $19 million, with the remaining $41 million allocated to the noncontrolling interest. Except for the impairment charge, the revenues, expenses and operating income for all periods presented were not significant to the Company.

NOTE 4. GOODWILL AND INTANGIBLES

Goodwill

The changes in the book value of goodwill by segment for 2011 and 2010 were as follows:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at December 31, 2009	$9,482	$1,625	$11,107
Foreign currency translation	(39)	-	(39)
Other	(1)	(32)	(33)

Balance at September 30, 2010	9,442	1,593	11,035
Foreign currency translation	29	-	29

Balance at September 30, 2011	$9,471	$1,593	$11,064

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Intangibles

The following table details the Company’s intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2011	2010
Finite lived intangible assets:
Subscriber agreements	$66	$62
Film distribution and fulfillment services	280	280
Other intangible assets	400	338

Total finite lived intangible assets	746	680

Accumulated amortization on finite lived intangible assets:
Subscriber agreements	(29)	(23)
Film distribution and fulfillment services	(198)	(163)
Other intangible assets	(182)	(173)

Total accumulated amortization on finite lived intangible assets	(409)	(359)

Finite lived intangible assets, net	$337	$321

Trademarks and other, indefinite lived	55	146

Total intangibles, net	$392	$467

Amortization expense relating to intangible assets was $82 million for 2011, $61 million for 2010 and $95 million for 2009. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2011 to be as follows for each of the next five fiscal years:

Amortization of Intangibles
(in millions)	2012	2013	2014	2015	2016
Amortization expense	$64	$60	$32	$23	$25

NOTE 5. INVENTORY

Inventory (in millions)	September 30,
	2011	2010
Film inventory:
Released, net of amortization	$812	$900
Completed, not yet released	139	83
In process and other	529	652

Total film inventory, net of amortization	1,480	1,635

Original programming:
Released, net of amortization	1,183	1,033
Completed, not yet released	5	5
In process and other	508	475

Total original programming, net of amortization	1,696	1,513

Acquired program rights, net of amortization	1,760	1,708
Merchandise and other inventory, net of allowance of $73 and $73	131	150

Total inventory, net	5,067	5,006
Less current portion	(828)	(861)

Total inventory-noncurrent, net	$4,239	$4,145

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company expects to amortize approximately $970 million of original programming and film inventory, including released and completed, not yet released during the fiscal year ending September 30, 2012 using the individual-film-forecast-computation method. In addition, the Company expects to amortize 85% of unamortized released original programming and film inventory, excluding acquired film libraries, at September 30, 2011 within the next three years. As of September 30, 2011, unamortized film libraries of $194 million remain to be amortized based on the respective film ultimates, where available, or on a straight-line basis over a remaining life of five years.

NOTE 6. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	September 30,
	2011	2010
Senior Notes and Debentures:
Senior notes due April 2011, 5.750%	$-	$193
Senior notes due September 2014, 4.375%	597	597
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	1,496
Senior notes due April 2017, 3.500%	496	-
Senior notes due October 2017, 6.125%	498	497
Senior notes due September 2019, 5.625%	553	554
Senior notes due March 2021, 4.500%	492	-
Senior debentures due April 2036, 6.875%	1,736	1,735
Senior debentures due October 2037, 6.750%	248	248
Senior notes due December 2055, 6.850%	750	750
Commercial paper	423	-
Capital lease and other obligations	406	432

Total debt	7,365	6,752
Less current portion	(23)	(31)

Total noncurrent portion	$7,342	$6,721

Senior Notes and Debentures

In 2011, we issued a total of $1.0 billion of senior notes with maturities of six and ten years. In February, we issued $500 million aggregate principal amount of 4.5% Senior Notes due 2021 at a price equal to 98.320% of the principal amount. In March, we issued $500 million aggregate principal amount of 3.5% Senior Notes due 2017 at a price equal to 99.139% of the principal amount.

We used the net proceeds from the February offering of $488 million to conduct a cash tender offer to repurchase a portion of the $1.5 billion aggregate principal of our 6.25% Senior Notes due 2016 at a weighted-average purchase price of $1,153.50 per $1,000 of principal. Our repurchase of $582 million of principal pursuant to the tender offer resulted in a pre-tax extinguishment loss of $87 million. During the third quarter, we paid off at maturity the remaining $193 million of our 5.75% Senior Notes due April 30, 2011.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2011 and 2010, the total unamortized net discount related to the fixed rate senior notes and debentures was $32 million and $23 million, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of our senior notes and debentures exceeded the carrying value by $755 million and $894 million as of September 30, 2011 and 2010, respectively. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facility

In October 2010, we terminated our $3.25 billion revolving facility due December 2010 and entered into a $2.0 billion revolving credit facility, which matures in October 2013. There were no amounts outstanding under our credit facility at September 30, 2011 and 2010. The primary purpose of the facility is to fund short-term liquidity needs and to support commercial paper borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on LIBOR plus a margin ranging from 0.75% to 2.0% based on the Company’s public debt rating. A facility fee is paid based on the total amount of the commitments. The facility contains typical covenants for an investment grade company and one financial covenant that requires the Company’s interest coverage, for the most recent four consecutive fiscal quarters, to be at least 3.0x, which it met at September 30, 2011.

Commercial Paper

At September 30, 2011, the outstanding commercial paper of $423 million had a weighted average interest rate of 0.41% and a weighted average maturity of less than 30 days. There were no amounts outstanding as of September 30, 2010.

Current Portion of Debt

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months.

Scheduled Debt Maturities

The Company’s scheduled maturities of debt at face value for each of the next five fiscal years, excluding capital leases, outstanding at September 30, 2011 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$566	$85	$600	$250	$918	$4,800

The debt maturing in fiscal 2012 is classified as long-term debt as the Company has the intent and ability, through utilization of its $2.0 billion revolving credit facility due 2013, to refinance this debt.

NOTE 7. FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company conducts business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Foreign currency forward contracts are used to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the Japanese Yen and the Canadian Dollar. From time to time, the Company enters into forward contracts to hedge future production costs or programming obligations or a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. The Company manages the use of foreign exchange derivatives centrally.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At September 30, 2011 and 2010, the notional value of all foreign exchange contracts was $89 million and $150 million, respectively. In 2011, $5 million related to net investments in foreign operations, $7 million related to expected foreign currency net cash flows and $77 million related to programming obligations. In 2010, $94 million related to net investments in foreign operations, $13 million related to expected foreign currency net cash flows and $43 million related to programming obligations. The net fair value of the Company’s foreign exchange contracts was a liability of $4 million as of September 30, 2011. As of September 30, 2011, the Company had an unrecognized loss of $5 million related to foreign exchange contracts, which is included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

A portion of the Company’s interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures. At September 30, 2011, the notional value of all interest rate hedges was $500 million. There were no interest rate hedges outstanding at September 30, 2010. As of September 30, 2011 and 2010, the Company had an unrecognized net loss of $9 million and unrecognized net gain of $34 million, respectively, related to interest rate swaps, which are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Such balances will be recognized as an adjustment to Interest expense, net in the Consolidated Statements of Earnings over the life of the related senior notes and debentures.

At September 30, 2011, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

The following table summarizes the valuation of the Company’s financial assets and liabilities as of September 30, 2011 and 2010:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2011
Marketable securities	$68	$68	$-	$-
Derivatives	(4)	-	(4)	-

Total	$64	$68	$(4)	$-

September 30, 2010
Marketable securities	$78	$78	$-	$-
Derivatives	1	-	1	-

Total	$79	$78	$1	$-

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

Preferred Stock

The Company’s capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2011 and 2010, none of the 25 million authorized shares of the preferred stock were issued and outstanding.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Comprehensive Income (Loss)

Total changes in stockholders’ equity are included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The pre-tax and after-tax components of Other comprehensive income (loss) are as follows:

Other Comprehensive Income (Loss) (in millions)	Pre-Tax	Tax	After-Tax
Year ended December 31, 2009

Translation adjustments	$31	$-	$31
Defined benefit pension plans	87	(35)	52
Other	(5)	5	-

	$113	$(30)	$83

Nine months ended September 30, 2010

Translation adjustments	$(82)	$-	$(82)
Defined benefit pension plans	(99)	39	(60)
Other	(9)	1	(8)

	$(190)	$40	$(150)

Year ended September 30, 2011

Translation adjustments	$47	$-	$47
Defined benefit pension plans	(79)	31	(48)
Cash flow hedges	(77)	29	(48)
Other	(4)	2	(2)

	$(113)	$62	$(51)

The components of Accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss) (in millions)	September 30,		December 31, 2009
	2011	2010
Translation adjustments	$61	$13	$94
Defined benefit pension plans	(209)	(161)	(101)
Cash flow hedges	(14)	34	39
Other	(2)	-	3

	$(164)	$(114)	$35

Stock Repurchase Program

On June 9, 2010, the Company’s Board of Directors authorized an increase in the funds available to purchase Class B common stock under the Company’s stock repurchase program to $4.0 billion from the existing remaining capacity of $1.275 billion. During the year ended September 30, 2011, we repurchased 55.7 million shares under the program for an aggregate price of $2.5 billion, of which $2.450 billion of repurchases had settled as of September 30, 2011. From October 1, 2011 through November 9, 2011, we repurchased an additional 6.5 million shares for an aggregate price of $276 million. On November 9, 2011, our Board of Directors authorized an increase in the funds available under the program to $10.0 billion, leaving $7.2 billion of remaining capacity. There were no repurchases during the nine months ended September 30, 2010 and year ended December 31, 2009.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9. EQUITY-BASED COMPENSATION

The Company’s 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (the “LTMIP”) provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), unrestricted shares of Class B common stock, phantom shares, dividend equivalents, performance share units (“PSUs”) and performance-based RSUs (“PRSUs”) and other awards, or a combination of any of the above. In addition, the Company’s equity plans for outside directors provide for automatic grants of stock options and RSUs each year. The Company has primarily granted stock options and RSUs to employees. Certain senior executives have also received PSUs and PRSUs.

Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. RSUs typically vest ratably over a four-year period from the date of the grant. The Company grants PSUs with the target number of PSUs granted to an executive representing the right to receive a corresponding number of shares of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of the Company’s Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The measurement period is at least three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless the Company has achieved a specified level of earnings per share set for the measurement period, in which case the executive would receive a percentage of the target award. The PRSUs vest in four equal annual installments and will deliver, at the time of vesting, 75% to 125% of the target number of shares of Class B common stock underlying the PRSUs, depending on the achievement of Company financial targets over specified periods. RSUs, PSUs and PRSUs accrue dividends each time the Company declares a quarterly cash dividend while the award is outstanding, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.

Upon the exercise of a stock option award or the vesting of RSUs, PSUs or PRSUs, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2011, the Company had 207.2 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2011 was approximately 28.6 million, assuming that outstanding PSU and PRSU awards are paid at target except for those awards for which the measurement period has been completed.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Recognized in earnings:
Stock options	$45	$31	$34
RSUs, PSUs and PRSUs	83	49	68

Total compensation cost in earnings	$128	$80	$102

Tax benefit recognized	$42	$28	$38
Capitalized equity-based compensation expense	$6	$6	$11

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of volatility is principally based upon implied volatilities from traded options. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield is estimated by dividing the expected annual dividend by the market price of Viacom common stock at the date of grant. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date:

Key Assumptions	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Weighted average fair value of grants	$11.01	$10.35	$13.06
Weighted average assumptions:
Expected stock price volatility	28.3%	29.1%	63.5%
Expected term of options (in years)	5.3	5.2	5.5
Risk-free interest rate	1.8%	2.4%	2.7%
Expected dividend yield	2.0%	-	-

The following table summarizes information about the Company’s stock option transactions:

	Year Ended September 30, 2011		Nine Months Ended September 30, 2010		Year Ended December 31, 2009
Stock Options		Weighted average exercise		Weighted average exercise		Weighted average exercise
(number of options in thousands)	Options	price	Options	price	Options	price
Outstanding at the beginning of the period	38,140.6	$41.13	36,012.6	$45.77	42,018.8	$48.15
Granted	4,028.0	49.17	7,463.8	33.77	2,960.4	22.63
Exercised	(4,288.5)	38.23	(60.5)	26.65	(30.5)	22.70
Forfeited or expired	(2,504.4)	62.10	(5,275.3)	62.57	(8,936.1)	49.38

Outstanding at the end of the period	35,375.7	$40.91	38,140.6	$41.13	36,012.6	$45.77

Exercisable at the end of the period	23,866.9	$42.30	25,770.1	$45.11	27,208.1	$49.88

The weighted average remaining contractual life of stock options outstanding and exercisable, respectively, at September 30, 2011 is 4 years and 3 years. The aggregate intrinsic value of stock options outstanding and exercisable, respectively, at September 30, 2011 is $101 million and $51 million.

The following table summarizes information relating to stock option exercises during the periods presented:

Stock Option Exercises	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)	2011	2010	2009
Proceeds from stock option exercises	$164	$2	$1
Intrinsic value	$41	$-	$-
Tax benefit shortfall	$(1)	$-	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2011 is approximately $102 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.

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

The following table summarizes activity relating to the Company’s RSUs, PSUs and PRSUs:

	Year Ended September 30, 2011		Nine Months Ended September 30, 2010		Year Ended December 31, 2009
RSUs, PSUs, and PRSUs	Number of	Weighted average grant date fair	Number of	Weighted average grant date fair	Number of	Weighted average grant date fair
(number of shares in thousands)	shares	value	shares	value	shares	value
Unvested at the beginning of the period	7,729.2	$35.03	6,139.2	$36.29	4,198.2	$45.36
Granted*	1,979.4	53.43	3,872.5	35.80	3,460.3	25.94
Vested	(2,076.1)	40.97	(1,852.1)	38.58	(1,010.9)	38.94
Forfeited	(431.8)	31.63	(430.4)	44.54	(508.4)	34.49

Unvested at the end of the period	7,200.7	$38.58	7,729.2	$35.03	6,139.2	$36.29

* Grant activity includes 0.5 million, 2.0 million and 0.8 million of performance-based share units at target for 2011, 2010 and 2009, respectively.

The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs, PSUs and PRSUs at September 30, 2011 is 1.5 years and $279 million, respectively.

The fair value of RSUs, PSUs and PRSUs vested was $96 million in 2011, $60 million in 2010 and $23 million in 2009. Total unrecognized compensation cost related to these awards at September 30, 2011 is approximately $190 million and is expected to be recognized over a weighted-average period of 3 years.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A September 30, 2011 and 2010 measurement date was used for all pension plans for the year ended September 30, 2011 and nine months ended September 30, 2010, respectively. The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension plans:

	Year Ended	Nine Months Ended
Change in Benefit Obligation	September 30,	September 30,
(in millions)	2011	2010
Benefit obligation, beginning of period	$807	$659
Service cost	29	18
Interest cost	44	31
Actuarial loss / (gain)	64	112
Benefits paid	(24)	(13)

Benefit obligation, end of period	$920	$807

	Year Ended	Nine Months Ended
Change in Plan Assets	September 30,	September 30,
(in millions)	2011	2010
Fair value of plan assets, beginning of period	$464	$414
Actual return on plan assets	2	35
Employer contributions	37	28
Benefits paid	(24)	(13)

Fair value of plan assets, end of period	$479	$464

Funded status	September 30,
(in millions)	2011	2010
Funded status*	$ (441)	$ (343)

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

	Funded Plans		Unfunded Plans			Total Plans
Accumulated Benefit Obligation	September 30,		September 30,			September 30,
(in millions)	2011	2010	2011	2010		2011	2010
Accumulated benefit obligation	$631	$556	$250	$209		$881	$765
Projected benefit obligation	670	598	250	209		920	807
Fair value of plan assets	479	464	-	-		479	464
Funded Status	$(191)	$(134)	$(250)	$(209	)$	(441)	$(343)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net Periodic Benefit Costs

Net periodic benefit cost for the Company under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)	2011	2010	2009
Service cost	$29	$18	$27
Interest cost	44	31	38
Expected return on plan assets	(39)	(25)	(23)
Amortization of unrecognized prior service cost	-	1	1
Recognized actuarial loss	15	6	9
Net actuarial gain due to curtailment/settlement	-	-	(10)

Net periodic benefit costs	$49	$31	$42

In 2009, the Company amended certain defined benefit pension plans, including freezing future benefits under its unfunded excess pension plan, which resulted in a net curtailment gain.

The items reflected in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost	Year Ended September 30,	Nine Months Ended September 30,
(in millions)	2011	2010
Unrecognized actuarial loss	$332	$247
Unrecognized prior service cost	1	1

Total	$333	$248

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income	Year Ended
(in millions)	September 30, 2011
Net actuarial loss	$100
Recognized actuarial loss	(15)
Prior service cost	-

Total pretax loss	$85

The amounts in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that are expected to be recognized as components of net periodic benefit cost during the fiscal year ended September 30, 2012 are as follows:

Accumulated Other Comprehensive Income
(in millions)
Actuarial loss	$19
Prior service cost	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Year Ended	Nine Months Ended
	September 30,	September 30,
Key Assumptions	2011	2010
Weighted-average assumptions - benefit obligations
Discount rate	5.30%	5.60%
Rate of compensation increase	4.00%	4.00%
Weighted-average assumptions - net periodic costs
Discount rate	5.60%	6.30%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $2 million on pension expense for the year ended September 30, 2011 and would change the projected benefit obligation by approximately $31 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets would be a change of approximately $1 million on pension expense for the year ended September 30, 2011.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The percentage of asset allocations of the Company’s funded pension plan at September 30, 2011 and 2010, by asset category were as follows:

	September 30,
Asset Allocations of Funded Pension Plan	2011	2010
Equity securities	63%	68%
Debt securities	37	32

Total	100%	100%

Viacom Class B common stock represents approximately 2% of the plan assets fair values at September 30, 2011 and 2010.

Fair Value Measurement of Plan Assets

Corporate common stocks are reported at fair value based on quoted market prices on national securities exchanges. Investments in registered investment companies (mutual funds) are stated at the respective funds’ net asset value, which is determined based on market values at the closing price on the last business day of the year.

The following table sets forth the plan’s assets at fair value as of September 30, 2011 and 2010. The fair value of the plan’s assets are measured using the quoted prices in the active markets for identical assets, which represents Level 1 within the hierarchy set forth in the accounting guidance for fair value measurements.

Fair Value of Plan Assets	September 30,
(in millions)	2011	2010
Cash and Cash Equivalents	$-	$1

Equity Securities
Viacom B common stock	10	10
U.S. large cap	145	147
U.S. small / mid cap	49	53
World ex-U.S.	96	106

Debt Securities
Emerging markets	24	23
High yield	45	42
Long duration	110	82

Total	$479	$464

Future Benefit Payments and Contributions

The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments
(in millions)	2012	2013	2014	2015	2016	2017-2021
Pension benefits	$45	$43	$46	$46	$50	$310

The Company expects to contribute approximately $45 million to the funded pension plan in fiscal year 2012.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Postretirement Health Care and Life Insurance Plans

Eligible employees participate in Viacom-sponsored health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Most of the health and welfare plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid either through certain trusts funded by Viacom or by the Company’s own funds. The amounts related to these plans were not material for all periods presented.

401(k) Plans

Viacom has defined contribution (401(k)) plans for the benefit of substantially all the Company’s employees meeting certain eligibility requirements. The Company’s matching contributions to such plans were $21 million in 2011, $18 million in 2010 and $17 million in 2009.

Other Retirement Plans

Certain employees of the Company under collective bargaining agreements participate in union-sponsored multi-employer plans to which Viacom is obligated to contribute. These plans provide pension and health and welfare benefits. The contributions to these plans were $6 million for 2011, $4 million for 2010 and $5 million for 2009.

NOTE 11. RESTRUCTURING

Restructuring charges are reflected within Restructuring in the Consolidated Statement of Earnings.

In the quarter ended September 30, 2011, the Company reviewed its cost structure and took certain actions to combine and increase the efficiency of various functions across the organization, resulting in a restructuring charge of $130 million. The restructuring plan includes workforce reductions and other exit activities across the Company’s operations, which are well under way. We expect that the restructuring plan will be substantially completed by September 30, 2012 and involve payments of approximately $120 million. At September 30, 2011, the remaining liability is $119 million, principally consisting of severance accrued pursuant to the Company’s postemployment benefit arrangements.

In the quarter ended June 30, 2011, the Media Networks segment also incurred employee separation costs, including accelerated vesting of certain equity-based compensation awards, of $14 million. At September 30, 2011, the remaining liability is $5 million.

The following table presents the components of the 2011 restructuring charges by segment:

2011 Restructuring Charges	Media	Filmed
(in millions)	Networks	Entertainment	Total
Severance charges	$84	$39	$123
Lease termination and other exit costs	7	14	21

September 30, 2011	$91	$53	$144

In the quarter ended June 30, 2009, the Company incurred $33 million of severance charges. Payments of $7 million, $13 million and $12 million were made in 2011, 2010 and 2009, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The restructuring charges gave rise to certain future liabilities, the components of which are detailed below for 2011, 2010 and 2009. The activity in 2009 includes the substantial completion of a 2008 restructuring plan.

Restructuring Liability	Media	Filmed
(in millions)	Networks	Entertainment	Corporate	Total
December 31, 2008	$71	$23	$11	$105

Additions	16	17	-	33
Severance payments	(52)	(18)	(8)	(78)
Lease payments	(12)	-	-	(12)
Revisions to initial estimates	(1)	(4)	-	(5)

December 31, 2009	22	18	3	43

Severance payments	(9)	(9)	(1)	(19)
Lease payments	(4)	-	-	(4)
Revisions to initial estimates	(5)	-	(2)	(7)

September 30, 2010	4	9	-	13

Additions	82	44	-	126
Severance payments	(3)	(9)	-	(12)
Revisions to initial estimates	(3)	-	-	(3)

September 30, 2011	$80	$44	$-	$124

NOTE 12. ASSET IMPAIRMENT

In 2009, the Company recorded a $60 million non-cash impairment charge in the Media Networks segment related to certain broadcast licenses held by a 32%-owned consolidated entity. This charge is included within Asset impairment in the Consolidated Statement of Earnings. The impact to Net earnings attributable to Viacom was a reduction of $19 million in 2009. The impairment results from a planned change in strategy of distribution in the affected markets as well as a sustained deterioration in the advertising markets that supported the broadcast licenses. The fair value of the broadcast licenses was determined under an income approach utilizing the projected net cash flows of the licenses, a Level 3 input within the hierarchy set forth in the accounting guidance for fair value measurements.

NOTE 13. INCOME TAXES

Earnings from continuing operations before provision for income taxes consist of the following:

	Year Ended	Nine Months Ended	Year Ended
Pre-tax Earnings from Continuing Operations	September 30,	September 30,	December 31,
(in millions)	2011	2010	2009
United States	$2,749	$1,579	$1,982
International	496	233	435

Pre-tax earnings from continuing operations	$3,245	$1,812	$2,417

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The provision for income taxes from continuing operations consists of the following:

	Year Ended	Nine Months Ended	Year Ended
Provision for Income Taxes from Continuing Operations	September 30,	September 30,	December 31,
(in millions)	2011	2010	2009
Current provision for income taxes:
Federal	$453	$553	$427
State and local	53	67	38
International	180	126	179

Total current provision for income taxes	686	746	644
Deferred provision for income taxes	376	(119)	118

Provision for income taxes	$1,062	$627	$762

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
Effective Tax Rate	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.6	3.2	3.2
Effect of international operations	(2.0)	1.2	(2.5)
Audit settlements	(2.0)	(1.6)	(4.3)
Qualified production activities deduction	(2.5)	(3.8)	(1.8)
Tax benefit on dispositions and capital losses	-	(2.9)	(1.1)
All other, net	1.6	3.5	3.0

Effective tax rate, continuing operations	32.7%	34.6%	31.5%

During 2011, 2010 and 2009, the Company recognized net discrete tax benefits of $52 million, $27 million and $124 million, respectively, which served to reduce the provision for income taxes for those periods. The benefits in 2011 and 2009 principally reflect the release of tax reserves in respect of certain effectively settled tax positions. The benefit in 2010 principally reflects tax benefits from the disposition of certain assets. The benefit in 2009 also includes the recognition of certain previously unrecognized capital losses from international operations.

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2011	2010
Deferred Tax Assets:
Provision for expense and losses	$373	$357
Postretirement and other employee benefits	209	237
Tax credit and loss carryforwards	189	120
All other	229	190

Total deferred tax assets	1,000	904
Valuation allowance	(222)	(144)

Total deferred tax assets, net	$778	$760

Deferred Tax Liabilities:
Property, equipment and intangible assets	$(860)	$(527)

Total deferred tax liabilities	(860)	(527)

Deferred taxes, net	$(82)	$233

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to net operating losses in foreign jurisdictions and capital losses in the U.S., as sufficient uncertainty exists regarding the future realization of these assets.

At September 30, 2011 and 2010, respectively, the Deferred tax assets, net and Deferred tax liabilities, net included as a component of the Company’s Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2011	2010
Current deferred tax assets, net	$41	$77
Noncurrent deferred tax assets, net	-	156
Noncurrent deferred tax liabilities, net	(123)	-

Deferred tax assets / (liabilities), net	$(82)	$233

The Company has $243 million of tax loss carryforwards at September 30, 2011. The utilization of the U.S. federal carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in 2015. In addition, the Company has $237 million of tax losses in various foreign jurisdictions that are primarily from countries with unlimited carry forward periods and $100 million of tax losses that expire in the fiscal years 2012 through 2025.

As of September 30, 2011, the Company has not made any provision for U.S. income taxes on approximately $1.43 billion of unremitted earnings of the Company’s international subsidiaries since these earnings are permanently reinvested outside the U.S.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of the period	$304	$300	$351
Gross additions based on tax positions related to the current year	17	25	21
Gross additions for tax positions of prior years	3	18	56
Gross reductions for tax positions of prior years	(97)	(34)	(67)
Settlements	(11)	(3)	(10)
Expiration of the statute of limitation	(4)	(2)	(51)

Balance at end of the period	$212	$304	$300

The total amount of unrecognized tax benefits at September 30, 2011, if recognized, would favorably affect the effective tax rate.

As discussed in Note 2, the Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. The Company recognized interest and penalties of $11 million for 2011, $5 million for 2010 and $33 million for 2009. The Company had accruals of $62 million and $73 million related to interest and penalties recorded as a component of Other liabilities-current and noncurrent in the Consolidated Balance Sheets at September 30, 2011 and 2010, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The IRS concluded its examination of our U.S. consolidated income tax returns through 2007 in 2011. Currently, there are no material potential income tax liabilities still in dispute. We anticipate the IRS will begin its examination of the Company’s 2008 and 2009 U.S. consolidated federal income tax returns in the first quarter of 2012. Tax authorities are also conducting examinations of Viacom subsidiaries in various state and local jurisdictions, including New York. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $80 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

NOTE 14. RELATED PARTY TRANSACTIONS

NAI, directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by the Company’s Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $44 million in 2011, $21 million in 2010 and $34 million in 2009.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs which are recoupable together with any advance amounts paid, prior to any participation payments to CBS. In connection with this agreement, Paramount made payments of $50 million in the quarter ended March 31, 2011, and $100 million in each of the quarters ended March 31, 2010 and 2009. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Consolidated Statements of Earnings
Revenues	$341	$244	$406
Operating expenses	$434	$318	$504

	September 30,
	2011	2010
Consolidated Balance Sheets
Accounts receivable	$6	$9
Other assets	1	1

Total due from CBS	$7	$10

Accounts payable	$1	$4
Participants’ share and residuals, current	162	227
Program rights obligations, current	73	100
Program rights obligations, noncurrent	243	263
Other liabilities	37	39

Total due to CBS	$516	$633

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

Other Related Party Transactions (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Consolidated Statements of Earnings
Revenues	$239	$168	$375
Operating expenses	$83	$53	$207
Selling, general and administrative	$(16)	$(24)	$-

	September 30,
	2011	2010
Consolidated Balance Sheets
Accounts receivable	$88	$88
Other assets	2	9

Total due from other related parties	$90	$97

Accounts payable	$32	$26
Other liabilities	10	29

Total due to other related parties	$42	$55

All other related party transactions are not material in the periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company’s commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, the Company is subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016. See Note 16 to the Company’s Consolidated Financial Statements for additional information related to the redeemable noncontrolling interest.

Programming and talent commitments of the Company not recorded on the balance sheet, which aggregate approximately $1.228 billion as of September 30, 2011, included $1.011 billion relating to media networks programming and $217 million for talent contracts. At September 30, 2011, the Company had recorded, on the balance sheet, programming commitments of $1.246 billion. Amounts expected to be paid over the next five fiscal years are as follows: $475 million, $333 million, $221 million, $126 million and $58 million.

The Company has long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles. At September 30, 2011, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments
(in millions)	Capital	Operating
2012	$32	$199
2013	27	182
2014	26	155
2015	26	125
2016	25	72
2017 and thereafter	84	242

Total minimum payments	$220	$975

Amounts representing interest	(42)

Total	$178

Future minimum operating lease payments have been reduced by future minimum sublease income of $6 million. Rent expense amounted to $203 million in 2011, $145 million in 2010 and $194 million in 2009.

The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $835 million as of September 30, 2011.

Contingencies

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions.

Leases

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At September 30, 2011, these lease commitments, substantially all

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

of which relate to Famous Players, amounted to approximately $600 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of approximately $200 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

Other

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2011 were $60 million and are not recorded on the balance sheet.

The Company and its venture partner each have a commitment to guarantee up to $55 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2011 subject to this guarantee. The Company also has a remaining funding commitment of $15 million as of September 30, 2011.

Legal Matters

Litigation is inherently uncertain and always difficult to predict. However, based on the Company’s understanding and evaluation of the relevant facts and circumstances, the Company believes that the legal matters described below and other litigation to which the Company is a party are not likely, in the aggregate, to have a material adverse effect on its results of continuing operations, financial position or operating cash flows.

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. The District Court decision has been appealed to the U.S. Court of Appeals for the Second Circuit and oral argument was heard in October 2011. We believe we have a meritorious appeal.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiff’s third amended complaint. The plaintiffs filed a petition for a rehearing of the case by the full Court of Appeals and oral argument was heard in October 2011. On October 31, 2011, the Court of Appeals withdrew its decision in light of the subsequent death of one of the judges on the panel. Another judge of the court will replace the deceased judge. In light of this development, the motion for a rehearing before the entire court was dismissed as moot. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. The final amount of the earn-out related to 2007 and 2008 performance has not yet been determined and a private dispute resolution process before an accounting expert is expected to conclude in the first quarter of fiscal year 2012. Our position in the dispute resolution process is that approximately $130 million of the earlier $150 million payment was not earned and that no payment is owed with respect to 2008 performance. The shareholder representative has claimed that we owe an additional $700 million with respect to 2007 and 2008 performance. We strongly disagree with the position of the shareholder representative and have filed a lawsuit in the Court of Chancery for the State of Delaware against certain of the former Harmonix shareholders seeking a refund of a substantial portion of the $150 million payment. Accordingly, we have not recorded a reserve as of September 30, 2011.

In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of approximately $13 million, which is being held in escrow to secure the shareholder representative’s indemnification obligations to us under the acquisition agreement and damages in respect of certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that relates to the other claims and a decision is pending. We believe the shareholder representative’s position in this proceeding is without merit and are vigorously defending this lawsuit.

NOTE 16. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Cash paid for interest	$420	$270	$425
Cash paid for income taxes	$1,050	$806	$603
Non-cash Investing and Financing Activities:
Equipment acquired under capitalized leases	$-	$-	$134
Acquisitions:
Fair value of assets	$-	$-	$66
Fair value of liabilities	-	-	(2)

Cash paid, net of cash acquired	$-	$-	$64

Interest Expense, net (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Interest expense	$(419)	$(326)	$(440)
Interest income	7	6	10

Interest expense, net	$(412)	$(320)	$(430)

Other Items, net (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Loss on securitization programs	$-	$-	$(14)
Foreign exchange loss	(4)	(9)	(27)
Other gains/(losses)	(2)	1	4

Other items, net	$(6)	$(8)	$(37)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Beginning balance	$131	$168	$148
Net earnings	12	4	11
Distributions	(12)	(8)	(8)
Translation adjustment	(1)	(5)	16
Redemption value adjustment	22	(28)	1

Ending balance	$152	$131	$168

Accounts Receivable

At September 30, 2011, there were $379 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements and certain amounts due from Marvel in connection with the sale of distribution rights. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Collaborative Arrangements

The Company’s collaborative arrangements principally relate to contractual arrangements with other studios to jointly finance and distribute theatrical productions (“co-financing arrangements”). A co-financing arrangement typically involves joint ownership of the film asset with each partner responsible for distribution of the film in specific territories. The partners share in the profits and losses of the film in accordance with their respective ownership interest. The amounts recorded in the Consolidated Statements of Earnings related to collaborative arrangements were not material.

Receivable Securitization Arrangements

During the year ended December 31, 2009, activity under our former accounts receivable securitization programs consisted of $3.315 billion of proceeds from the sale of receivables, $4.287 billion of cash remitted to the facility, including $175 million related to a scheduled reduction in participation by a sponsor, and $22 million of cash paid for interest. There was no activity during the period from January 1, 2010 through the termination of the programs by the Company in April 2010.

NOTE 17. REPORTING SEGMENTS

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

The Company’s measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring and asset impairment, when applicable.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Revenues by Segment (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Media Networks	$9,145	$6,077	$7,926
Filmed Entertainment	5,923	3,362	5,482
Eliminations	(154)	(102)	(151)

Total revenues	$14,914	$9,337	$13,257

Adjusted Operating Income (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Media Networks	$3,848	$2,399	$3,189
Filmed Entertainment	341	38	246
Corporate expenses	(207)	(150)	(194)
Equity-based compensation	(128)	(80)	(102)
Eliminations	-	-	(1)
Restructuring	(144)	-	(33)
Asset impairment	-	-	(60)

Operating income	3,710	2,207	3,045
Interest expense, net	(412)	(320)	(430)
Equity in net earnings (losses) of investee companies	40	(67)	(77)
Loss on extinguishment of debt	(87)	-	(84)
Other items, net	(6)	(8)	(37)

Earnings from continuing operations before provision for income taxes	$3,245	$1,812	$2,417

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	September 30,
				2011	2010
Media Networks	$177	$148	$204	$16,404	$15,911
Filmed Entertainment	89	69	105	5,593	5,343
Corporate/Eliminations	5	5	10	804	842

Total	$271	$222	$319	$22,801	$22,096

Capital Expenditures (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Media Networks	$96	$60	$71
Filmed Entertainment	55	43	66
Corporate	4	2	2

Total capital expenditures	$155	$105	$139

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Revenues by Component (in millions)	Year Ended September 30, 2011	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Advertising	$4,997	$3,251	$4,405
Feature film	5,482	3,172	5,205
Affiliate fees	3,519	2,397	2,901
Ancillary	1,070	619	897
Eliminations	(154)	(102)	(151)

Total revenues	$14,914	$9,337	$13,257

Revenues generated from international markets were 29%, 28% and 28% of total consolidated revenues in 2011, 2010 and 2009, respectively. The Company’s principal international businesses are in Europe, of which the United Kingdom and Germany together accounted for approximately 42%, 42% and 48% of total European revenues in 2011, 2010 and 2009, respectively.

	Revenues*			Long-lived Assets**
Geographic Information	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,	September 30,
(in millions)	2011	2010	2009	2011	2010
United States	$10,538	$6,697	$9,496	$5,323	$5,132
Europe	2,587	1,643	2,413	321	321
All other	1,789	997	1,348	150	179

Total	$14,914	$9,337	$13,257	$5,794	$5,632

*Revenue classifications are based on customers’ locations. Transactions within the Company between geographic areas are not significant.

**Reflects total assets less current assets, deferred tax assets, goodwill, intangibles, investments and assets held for sale.

NOTE 18. PROPERTY AND EQUIPMENT

Property and Equipment, Net (in millions)	September 30,		Estimated Life (in years)
	2011	2010
Land	$249	$247	-
Buildings	380	347	20 to 40
Capital leases	356	379	3 to 15
Equipment and other	1,588	1,588	3 to 15

Property and equipment	2,573	2,561
Less: Accumulated depreciation	(1,516)	(1,459)

Property and equipment, net	$1,057	$1,102

Depreciation expense, including capitalized lease amortization, was $189 million in 2011, $161 million in 2010 and $224 million in 2009. Amortization expense related to capital leases was $32 million in 2011, $28 million in 2010 and $35 million in 2009. Accumulated amortization of capital leases was $191 million and $180 million at September 30, 2011 and 2010, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 19. TRANSITION PERIOD COMPARATIVE DATA

The unaudited information for the year ended September 30, 2010 (which reflects our combined results for the quarter ended December 31, 2009 and the nine-month transition period from January 1, 2010 through September 30, 2010) and nine months ended September 30, 2009 is presented below for comparative purposes.

Statements of Earnings Data	Year Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2011	2010 (unaudited)	2010	2009 (unaudited)

Revenues	$14,914	$13,356	$9,337	$9,238
Expenses:
Operating	7,868	6,888	4,883	5,186
Selling, general and administrative	2,921	2,752	2,025	1,882
Depreciation and amortization	271	308	222	233
Restructuring	144	-	-	33
Asset impairment	-	60	-	-

Total expenses	11,204	10,008	7,130	7,334

Operating income	3,710	3,348	2,207	1,904
Interest expense, net	(412)	(425)	(320)	(325)
Equity in net earnings (losses) of investee companies	40	(87)	(67)	(57)
Loss on extinguishment of debt	(87)	-	-	(84)
Other items, net	(6)	2	(8)	(47)

Earnings from continuing operations before provision for income taxes	3,245	2,838	1,812	1,391
Provision for income taxes	(1,062)	(962)	(627)	(427)

Net earnings from continuing operations	2,183	1,876	1,185	964
Discontinued operations, net of tax	(10)	(351)	(321)	(37)

Net earnings (Viacom and noncontrolling interests)	2,173	1,525	864	927
Net (earnings) losses attributable to noncontrolling interests	(37)	23	(10)	(10)

Net earnings attributable to Viacom	$2,136	$1,548	$854	$917

Amounts attributable to Viacom:
Net earnings from continuing operations	$2,146	$1,899	$1,175	$954
Discontinued operations, net of tax	(10)	(351)	(321)	(37)

Net earnings attributable to Viacom	$2,136	$1,548	$854	$917

Basic earnings per share attributable to Viacom:
Continuing operations	$3.65	$3.12	$1.93	$1.57
Discontinued operations	$(0.01)	$(0.57)	$(0.53)	$(0.06)
Net earnings	$3.64	$2.55	$1.40	$1.51

Diluted earnings per share attributable to Viacom:
Continuing operations	$3.61	$3.11	$1.92	$1.57
Discontinued operations	$(0.02)	$(0.57)	$(0.52)	$(0.06)
Net earnings	$3.59	$2.54	$1.40	$1.51

Weighted average number of common shares outstanding:
Basic	587.3	607.8	608.0	607.0
Diluted	594.3	610.4	610.7	607.9

Dividends declared per share of Class A and Class B common stock	$0.80	$0.30	$0.30	$-

Statements of Cash Flows Data:
Cash provided by operations	$2,644	$1,566	$1,147	$732
Net cash flow used in investing activities	(227)	(325)	(168)	(117)
Net cash flow used in financing activities	(2,227)	(655)	(436)	(1,169)
Effect of exchange rates on cash and cash equivalents	(6)	2	(4)	11

Increase (decrease) in cash and cash equivalents	$184	$588	$539	$(543)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 20. DISCONTINUED OPERATIONS

Discontinued operations for all periods presented principally relates to Harmonix, which was sold in December 2010. Other discontinued operations activity in all years reflects adjustments related to businesses previously sold.

Discontinued Operations (in millions)	Harmonix	All Other	Total
Year ended September 30, 2011
Revenues from discontinued operations	$49	$-	$49

Pre-tax earnings (losses) from discontinued operations	$(31)	$8	$(23)
Income tax provision	15	(2)	13

Net earnings (losses) from discontinued operations	$(16)	$6	$(10)

Nine months ended September 30, 2010
Revenues from discontinued operations	$62	$-	$62

Pre-tax earnings (losses) from discontinued operations	$(369)	$7	$(362)
Income tax provision	53	(12)	41

Net earnings (losses) from discontinued operations	$(316)	$(5)	$(321)

Year ended December 31, 2009
Revenues from discontinued operations	$362	$-	$362

Pre-tax earnings (losses) from discontinued operations	$(141)	$32	$(109)
Income tax provision	54	(12)	42

Net earnings (losses) from discontinued operations	$(87)	$20	$(67)

Included in the pre-tax loss from discontinued operations for the year ended September 30, 2011 is a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal. For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $45 million is expected to be realized as a cash refund of taxes previously paid on capital gains and the remaining $70 million benefit will be available to offset qualifying future cash taxes.

In 2010, in connection with its annual goodwill impairment test, the Company recorded an impairment charge on Harmonix goodwill of $230 million. The impairment resulted from continued softness in the disc-based video game industry, specifically the music genre, which impacted sales of recent video game releases. The cash flow projections and discount rate used in the discontinued cash flow analysis used to estimate the fair value of Harmonix reflected these conditions. A one percentage point change in the perpetual growth rate or discount rate would not have resulted in a significant change in the goodwill impairment charge. The Company recorded additional charges of approximately $30 million, principally related to unamortized development costs and other assets associated with legacy versions of the Rock Band game. These charges are included as a component of Discontinued operations, net of tax in the Consolidated Statement of Earnings.

For 2010, the difference between the effective tax rate for Harmonix and the federal statutory rate of 35% principally reflects the goodwill impairment charge for which no tax benefit was recognized, while the difference between the rates for 2009 principally reflects state and local taxes.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited):

2011 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2011

Revenues	$3,828	$3,267	$3,766	$4,053	$14,914
Operating income	$1,040	$760	$981	$929	$3,710
Net earnings from continuing operations (Viacom and noncontrolling interests)	$629	$382	$589	$583	$2,183
Net earnings (Viacom and noncontrolling interests)	$619	$382	$589	$583	$2,173
Net earnings from continuing operations attributable to Viacom	$620	$376	$574	$576	$2,146
Net earnings attributable to Viacom	$610	$376	$574	$576	$2,136
Basic net earnings per share, continuing operations attributable to Viacom	$1.03	$0.63	$0.99	$1.01	$3.65
Basic net earnings per share attributable to Viacom	$1.01	$0.63	$0.99	$1.01	$3.64
Diluted net earnings per share, continuing operations attributable to Viacom	$1.02	$0.63	$0.97	$1.00	$3.61
Diluted net earnings per share attributable to Viacom	$1.00	$0.63	$0.97	$1.00	$3.59

2010 (in millions, except per share information)	First	Second	Third		Nine Months Ended September 30, 2010

Revenues	$2,732	$3,275	$3,330		$9,337
Operating income	$554	$816	$837		$2,207
Net earnings from continuing operations (Viacom and noncontrolling interests)	$257	$438	$490		$1,185
Net earnings (Viacom and noncontrolling interests)	$247	$426	$191		$864
Net earnings from continuing operations attributable to Viacom	$255	$432	$488		$1,175
Net earnings attributable to Viacom	$245	$420	$189		$854
Basic net earnings per share, continuing operations attributable to Viacom	$0.42	$0.71	$0.80		$1.93
Basic net earnings per share attributable to Viacom	$0.40	$0.69	$0.31		$1.40
Diluted net earnings per share, continuing operations attributable to Viacom	$0.42	$0.71	$0.80		$1.92
Diluted net earnings per share attributable to Viacom	$0.40	$0.69	$0.31		$1.40

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 73.

Audit Opinion on Internal Control over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 74.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

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
Consolidated Statements of Earnings for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the year ended September 30, 2011, the nine months ended September 20, 2010 and the year ended December 31, 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended September 30, 2011, the nine months ended September 30, 2010 and the year ended December 31, 2009
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 122.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 122.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Philippe P. Dauman
Philippe P. Dauman
President and Chief Executive Officer

Date: November 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe P. Dauman Philippe P. Dauman	President and Chief Executive Officer; Director	November 10, 2011

/s/ Thomas E. Dooley Thomas E. Dooley	Senior Executive Vice President and Chief Operating Officer; Director	November 10, 2011

/s/ James W. Barge James W. Barge	Executive Vice President, Chief Financial Officer	November 10, 2011

/s/ Katherine Gill-Charest Katherine Gill-Charest	Senior Vice President, Controller (Chief Accounting Officer)	November 10, 2011

* Sumner M. Redstone	Executive Chairman of the Board and Founder	November 10, 2011

* Shari Redstone	Vice Chair of the Board	November 10, 2011

* George S. Abrams	Director	November 10, 2011

* Alan C. Greenberg	Director	November 10, 2011

* Robert K. Kraft	Director	November 10, 2011

* Blythe J. McGarvie	Director	November 10, 2011

Signature	Title	Date

* Charles E. Phillips, Jr.	Director	November 10, 2011

* Frederic V. Salerno	Director	November 10, 2011

* William Schwartz	Director	November 10, 2011

*By:	/s/ Michael D. Fricklas	November 10, 2011
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year ended September 30, 2011:
Allowance for doubtful accounts	$76	$9	$(36)	$49
Sales returns and allowances	$254	$693	$(638)	$309
Inventory obsolescence reserves	$73	$20	$(20)	$73
Deferred tax valuation allowance	$144	$94	$(16)	$222

Nine Months ended September 30, 2010:
Allowance for doubtful accounts	$94	$10	$(28)	$76
Sales returns and allowances	$416	$283	$(445)	$254
Inventory obsolescence reserves	$80	$10	$(17)	$73
Deferred tax valuation allowance	$144	$23	$(23)	$144

Year ended December 31, 2009:
Allowance for doubtful accounts	$99	$31	$(36)	$94
Sales returns and allowances	$786	$538	$(908)	$416
Inventory obsolescence reserves	$105	$8	$(33)	$80
Deferred tax valuation allowance	$108	$43	$(7)	$144

Item 15(b).

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

3.2	Amended and Restated Bylaws of Viacom Inc. effective September 15, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Viacom Inc. filed September 21, 2011) (File No. 001-32686).

4.1	Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.2	First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5.75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3	Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

4.4	Third Supplemental Indenture, dated as of December 13, 2006, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 19, 2006) (File No. 001-32686).

4.5	Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes and Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No. 001-32686).

4.6	Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.7	Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

4.8	Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.9	Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

Exhibit No.	Description of Exhibit

10.1	$2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).

10.2	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

10.3	Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.4	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.5	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.6	Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.7	Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit C to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.8	Viacom Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.9	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated December 2, 2008 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.10	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.10.1	Form of Stock Option/RSU Confirmation Sheet (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.10.2	Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.10.3	Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.10.4	Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.11	Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.12	Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.13	Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.14	Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.15	Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.16	Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.17	Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.18	Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

10.19	Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.20	Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010) (File No. 001-32686).**

10.21	Employment Agreement between Viacom Inc. and Denise White, effective as of July 1, 2010 (incorporated by reference to Exhibit 10.22 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.22	Employment Agreement between Viacom Inc. and James W. Barge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.23 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.23	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

10.24	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.25	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

Exhibit No.	Description of Exhibit

21.1*	Subsidiaries of Viacom Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.

24.1*	Powers of Attorney.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.