Form 10-Q
period 2011-12-31
Viacom Inc.
filed 2012-02-02
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 15, 2012
Class A Common stock, par value $0.001 per share	51,410,599
Class B Common stock, par value $0.001 per share	489,219,822

VIACOM INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2011	2010
Revenues	$3,952	$3,828
Expenses:
Operating	2,185	2,017
Selling, general and administrative	689	700
Depreciation and amortization	62	71

Total expenses	2,936	2,788

Operating income	1,016	1,040
Interest expense, net	(105)	(104)
Equity in net earnings of investee companies	10	24
Other items, net	(4)	-

Earnings from continuing operations before provision for income taxes	917	960
Provision for income taxes	(316)	(331)

Net earnings from continuing operations	601	629
Discontinued operations, net of tax	(379)	(10)

Net earnings (Viacom and noncontrolling interests)	222	619
Net earnings attributable to noncontrolling interests	(10)	(9)

Net earnings attributable to Viacom	$212	$610

Amounts attributable to Viacom:
Net earnings from continuing operations	$591	$620
Discontinued operations, net of tax	(379)	(10)

Net earnings attributable to Viacom	$212	$610

Basic earnings per share attributable to Viacom:
Continuing operations	$1.07	$1.03
Discontinued operations	$(0.68)	$(0.02)
Net earnings	$0.39	$1.01
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.06	$1.02
Discontinued operations	$(0.68)	$(0.02)
Net earnings	$0.38	$1.00
Weighted average number of common shares outstanding:
Basic	550.6	603.4
Diluted	557.2	608.0

Dividends declared per share of Class A and Class B common stock	$0.25	$0.15

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,147	$1,021
Receivables, net	3,100	2,732
Inventory, net	858	828
Deferred tax assets, net	37	41
Prepaid and other assets	257	639

Total current assets	5,399	5,261
Property and equipment, net	1,049	1,057
Inventory, net	4,260	4,239
Goodwill	11,049	11,064
Intangibles, net	373	392
Other assets	773	788

Total assets	$22,903	$22,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$316	$427
Accrued expenses	1,117	1,152
Participants’ share and residuals	1,277	1,158
Program rights obligations	521	475
Deferred revenue	203	187
Current portion of debt	773	23
Other liabilities	875	520

Total current liabilities	5,082	3,942
Noncurrent portion of debt	7,017	7,342
Participants’ share and residuals	421	487
Program rights obligations	783	771
Deferred tax liabilities, net	59	123
Other liabilities	1,390	1,351
Redeemable noncontrolling interest	148	152
Commitments and contingencies (Note 9)
Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 51.4 and 51.4 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 491.6 and 506.9 outstanding, respectively	1	1
Additional paid-in capital	8,650	8,614
Treasury stock, 223.4 and 207.2 common shares held in treasury, respectively	(8,925)	(8,225)
Retained earnings	8,492	8,418
Accumulated other comprehensive loss	(204)	(164)

Total Viacom stockholders’ equity	8,014	8,644
Noncontrolling interests	(11)	(11)

Total equity	8,003	8,633

Total liabilities and equity	$22,903	$22,801

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended December 31,
(in millions)	2011	2010
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$222	$619
Discontinued operations, net of tax	379	10

Net earnings from continuing operations	601	629
Reconciling items:
Depreciation and amortization	62	71
Feature film and program amortization	1,185	1,141
Equity-based compensation	29	30
Equity in net income and distributions from investee companies	(6)	(20)
Deferred income taxes	(67)	(59)
Operating assets and liabilities, net of acquisitions:
Receivables	(391)	(200)
Inventory, program rights and participations	(1,106)	(1,023)
Accounts payable and other current liabilities	229	264
Other, net	94	(115)
Discontinued operations, net	(3)	(5)

Cash provided by operations	627	713

INVESTING ACTIVITIES
Acquisitions and investments	(8)	(59)
Capital expenditures	(28)	(17)

Net cash flow used in investing activities	(36)	(76)

FINANCING ACTIVITIES
Borrowings	982	-
Debt repayments	(142)	-
Commercial paper	(423)	-
Purchase of treasury stock	(711)	(379)
Dividends paid	(141)	(182)
Exercise of stock options	19	11
Other, net	(38)	(18)

Net cash flow used in financing activities	(454)	(568)

Effect of exchange rate changes on cash and cash equivalents	(11)	5

Net change in cash and cash equivalents	126	74

Cash and cash equivalents at beginning of period	1,021	837

Cash and cash equivalents at end of period	$1,147	$911

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2011	558.3	$8,615	$(8,225)	$8,418	$(164)	$8,644	$(11)	$8,633
Net earnings				212	-	212	10	222
Translation adjustments					(43)	(43)	-	(43)
Defined benefit pension plans					2	2	-	2
Other					1	1	-	1

Comprehensive income						172	10	182

Noncontrolling interests						-	(10)	(10)
Dividends declared				(138)		(138)	-	(138)
Purchase of treasury stock	(16.2)		(700)			(700)	-	(700)
Exercise of stock options and share issuances	0.9	19				19	-	19
Equity-based compensation and other		17				17	-	17

December 31, 2011	543.0	$8,651	$(8,925)	$8,492	$(204)	$8,014	$(11)	$8,003

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259
Net earnings				610	-	610	9	619
Translation adjustments					28	28	1	29
Defined benefit pension plans					1	1	-	1
Other					(1)	(1)	-	(1)

Comprehensive income						638	10	648

Noncontrolling interests						-	(8)	(8)
Dividends declared				(91)		(91)	-	(91)
Purchase of treasury stock	(10.4)		(400)			(400)	-	(400)
Exercise of stock options and share issuances	0.3	11				11	-	11
Equity-based compensation and other		31				31	-	31

December 31, 2010	598.4	$8,389	$(6,125)	$7,294	$(86)	$9,472	$(22)	$9,450

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in approximately 160 countries and territories. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2012 (“fiscal 2012”) or any future period. These statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2011, as filed with the SEC on November 10, 2011 (the “2011 Form 10-K”).

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

Reclassification

Certain amounts have been reclassified to conform to the fiscal 2012 presentation.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares	Quarter Ended December 31,
(in millions)	2011	2010

Weighted average common shares outstanding, basic	550.6	603.4
Dilutive effect of equity-based compensation awards	6.6	4.6

Weighted average common shares outstanding, diluted	557.2	608.0

Anti-dilutive common shares	17.3	27.9

NOTE 3. INVENTORY

Inventory (in millions)	December 31, 2011	September 30, 2011

Film inventory:
Released, net of amortization	$827	$812
Completed, not yet released	31	139
In process and other	615	529

Total film inventory, net of amortization	1,473	1,480
Original programming:
Released, net of amortization	1,253	1,183
Completed, not yet released	2	5
In process and other	458	508

Total original programming, net of amortization	1,713	1,696
Acquired program rights, net of amortization	1,802	1,760
Merchandise and other inventory, net of allowance of $73 and $73	130	131

Total inventory, net	5,118	5,067
Less current portion	(858)	(828)

Total inventory-noncurrent, net	$4,260	$4,239

NOTE 4. DEBT

Debt (in millions)	December 31, 2011	September 30, 2011

Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$598	$597
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	-
Senior notes due April 2017, 3.500%	496	496
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	492	492
Senior notes due December 2021, 3.875%	590	-
Senior debentures due April 2036, 6.875%	1,736	1,736
Senior debentures due October 2037, 6.750%	248	248
Senior notes due December 2055, 6.850%	750	750
Commercial paper	-	423
Capital lease and other obligations	265	406

Total debt	7,790	7,365
Less current portion	(773)	(23)

Total noncurrent portion	$7,017	$7,342

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Senior Notes and Debentures

In December 2011, we issued a total of $1.0 billion of senior notes with maturities of five and ten years, consisting of $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount.

On January 9, 2012, we redeemed all $750 million of our outstanding 6.85% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon.

At December 31, 2011, the total unamortized net discount related to the senior notes and debentures was $43 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by approximately $1.0 billion at December 31, 2011. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modifies certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at December 31, 2011.

In November 2011, we entered into two 364-day bank credit facilities for an aggregate amount of $600 million. The facilities will be used for general corporate purposes. The facilities contain covenants that are substantially the same as those contained in our $2.1 billion revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are generally based on LIBOR plus a margin.

At December 31, 2011, there were no amounts outstanding under our credit facilities.

NOTE 5. FINANCIAL INSTRUMENTS

At December 31, 2011, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the valuation of the Company’s financial assets and liabilities as of December 31, 2011 and September 30, 2011:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

December 31, 2011
Marketable securities	$73	$73	$-	$-
Derivatives	(2)	-	(2)	-

Total	$71	$73	$(2)	$-

September 30, 2011
Marketable securities	$68	$68	$-	$-
Derivatives	(4)	-	(4)	-

Total	$64	$68	$(4)	$-

NOTE 6. PENSION BENEFITS

Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs	Quarter Ended December 31,
(in millions)	2011	2010

Service cost	$8	$7
Interest cost	12	11
Expected return on plan assets	(9)	(9)
Recognized actuarial loss	4	3

Net periodic benefit costs	$15	$12

NOTE 7. RESTRUCTURING

As of September 30, 2011, the Company had recorded $124 million of restructuring liabilities related to the restructuring plan undertaken and other employee separation costs incurred in 2011, as further described in Note 11 of the 2011 Form 10-K. There have been no significant changes to the plan. We expect that the restructuring plan will be substantially completed by September 30, 2012.

The Company’s restructuring liabilities as of December 31, 2011 by reporting segment are as follows:

Restructuring Liabilities (in millions)	Media Networks	Filmed Entertainment	Total

September 30, 2011	$80	$44	$124

Severance payments	(14)	(5)	(19)
Lease payments	(1)	(4)	(5)

December 31, 2011	$65	$35	$100

NOTE 8. RELATED PARTY TRANSACTIONS

National Amusements, Inc. (“NAI”), directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2011 and 2010, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $6 million and $5 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, the Company is involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with the distribution of certain television products into the home entertainment market on behalf of CBS. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable prior to any participation payments to CBS. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products. Additionally, the Media Networks segment recognizes advertising revenues from CBS.

The Media Networks segment purchases television programming from CBS. The cost of such purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated. Both of the Company’s segments recognize advertising expenses related to the placement of advertisements with CBS.

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

	Quarter Ended
CBS Related Party Transactions	December 31,
(in millions)	2011	2010

Consolidated Statements of Earnings
Revenues	$90	$108
Operating expenses	$109	$130

	December 31, 2011	September 30, 2011
Consolidated Balance Sheets
Accounts receivable	$5	$6
Other assets	1	1

Total due from CBS	$6	$7

Accounts payable	$2	$1
Participants’ share and residuals, current	190	162
Program rights obligations, current	85	73
Program rights obligations, noncurrent	215	243
Other liabilities	33	37

Total due to CBS	$525	$516

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Related Party Transactions

In the ordinary course of business, the Company is involved in related party transactions with equity investees, principally related to investments in unconsolidated variable interest entities (“VIEs”). These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services for which the impact on the Company’s Consolidated Financial Statements is as follows:

	Quarter Ended
Other Related Party Transactions	December 31,
(in millions)	2011	2010

Consolidated Statements of Earnings
Revenues	$60	$38
Operating expenses	$18	$9
Selling, general and administrative	$(4)	$(4)

	December 31, 2011	September 30, 2011
Consolidated Balance Sheets
Accounts receivable	$93	$88
Other assets	2	2

Total due from other related parties	$95	$90

Accounts payable	$23	$32
Other liabilities	11	10

Total due to other related parties	$34	$42

All other related party transactions are not material in the periods presented.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

As more fully described in Notes 3 and 15 of the 2011 Form 10-K, the Company’s commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, the Company is subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016, and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At December 31, 2011, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $600 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of approximately $200 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiffs’ third amended complaint. The plaintiffs filed a petition for a rehearing of the case by the full Court of Appeals and oral argument was heard in October 2011. On October 31, 2011, the Court of Appeals withdrew its decision in light of the subsequent death of one of the judges on the panel. Another judge of the court will replace the deceased judge. In light of this development, the motion for a rehearing before the entire court was dismissed as moot. We believe the plaintiffs’ position in this litigation is without merit and intend to continue to vigorously defend this lawsuit.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We have recorded a reserve of $383 million, which is reflected in Other liabilities—current on the Consolidated Balance Sheet as of December 31, 2011.

In September 2011, we filed a lawsuit in the Court of Chancery for the State of Delaware against certain of the former Harmonix shareholders seeking a refund of a substantial portion of the $150 million payment and that suit is also pending. On December 27, 2011, we filed a lawsuit in the Court of Chancery for the State of Delaware seeking to compel the consideration of arguments and evidence that were improperly excluded from the dispute resolution process and to vacate the determination of the resolution accountants. On December 29, 2011, the shareholder representative filed a counterclaim to the September suit seeking to confirm the resolution accountants’ determination and a motion for summary judgment seeking dismissal of our claim and summary judgment on the shareholder representative’s counterclaim.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

escrow and that we are also entitled to reduce the earn-out payment to the extent the amount the Company is entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that related to the other claims as meritless, and in November 2011, the court dismissed those claims. As was the case with the dismissed claims, we believe that the shareholder representative’s position in the lawsuit regarding the funds held in escrow is without merit, and we are vigorously opposing those claims.

NOTE 10. DISCONTINUED OPERATIONS

Discontinued operations activity for the quarter ended December 31, 2011 reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. If paid, the charge will generate a tax benefit of approximately $135 million, which will be available to offset qualifying future cash taxes.

The pre-tax loss from discontinued operations for the quarter ended December 31, 2010 includes a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal. For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $45 million was realized as a cash refund of taxes previously paid on capital gains in the quarter ended December 31, 2011 and the remaining $70 million benefit will be available to offset qualifying future cash taxes.

Discontinued Operations	Quarter Ended December 31,
(in millions)	2011	2010

Revenues from discontinued operations	$-	$49

Pre-tax loss from discontinued operations	$(377)	$(26)
Income tax provision	(2)	16

Net loss from discontinued operations	$(379)	$(10)

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information	Quarter Ended December 31,
(in millions)	2011	2010

Cash paid for interest	$146	$154
Cash paid (received) for income taxes(1)	$(40)	$147

(1) The quarter ended December 31, 2011 includes approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.

Redeemable Noncontrolling Interest	Quarter Ended December 31,
(in millions)	2011	2010

Beginning balance	$152	$131
Net earnings	5	5
Distributions	(9)	(4)
Translation adjustment	-	1

Ending balance	$148	$133

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Accounts Receivable

At December 31, 2011, there were approximately $360 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements and certain amounts due from MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company, in connection with the sale of distribution rights. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At December 31, 2011 and September 30, 2011, the Company’s aggregate investment carrying value in unconsolidated VIEs was $147 million and $137 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 8.

Consolidated Variable Interest Entities

As of December 31, 2011 and September 30, 2011, there are $25 million and $25 million of assets and $87 million and $86 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The entity’s revenues, expenses and operating income for the quarter ended December 31, 2011 and 2010 were not significant to the Company.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring and asset impairment, when applicable.

Revenues by Segment	Quarter Ended December 31,
(in millions)	2011	2010

Media Networks	$2,448	$2,380
Filmed Entertainment	1,558	1,497
Eliminations	(54)	(49)

Total revenues	$3,952	$3,828

Adjusted Operating Income (Loss)	Quarter Ended December 31,
(in millions)	2011	2010

Media Networks	$1,129	$1,051
Filmed Entertainment	(31)	68
Corporate expenses	(53)	(49)
Equity-based compensation	(29)	(30)

Operating income	1,016	1,040
Interest expense, net	(105)	(104)
Equity in net earnings of investee companies	10	24
Other items, net	(4)	-

Earnings from continuing operations before provision for income taxes	$917	$960

Total Assets (in millions)	December 31, 2011	September 30, 2011

Media Networks	$16,644	$16,404
Filmed Entertainment	5,793	5,593
Corporate/Eliminations	466	804

Total assets	$22,903	$22,801

Revenues by Component	Quarter Ended December 31,
(in millions)	2011	2010

Advertising	$1,354	$1,393
Feature film	1,466	1,328
Affiliate fees	943	814
Ancillary	243	342
Eliminations	(54)	(49)

Total revenues	$3,952	$3,828

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2011 (the “2011 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries through which our various businesses are conducted, unless the context requires otherwise.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Overview. The overview section provides a summary of Viacom’s business.

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable segment basis for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 and an update on our indebtedness.

OVERVIEW

We are a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in approximately 160 countries and territories. With more than 160 media networks reaching approximately 700 million global subscribers, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite™, COMEDY CENTRAL®, TV Land®, SPIKE® and Tr3s®. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Viacom operates a large portfolio of branded digital media experiences, including many of the world’s most popular properties for entertainment, community and casual online gaming.

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

When applicable, we use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), they

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

should not be considered in isolation of, or as a substitute for operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. There were no adjustments to our results for the quarters ended December 31, 2011 and 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarters ended December 31, 2011 and 2010.

	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2011	2010	$	%

Revenues	$3,952	$3,828	$124	3%
Operating income	1,016	1,040	(24)	(2)
Net earnings from continuing operations attributable to Viacom	591	620	(29)	(5)
Diluted EPS from continuing operations	$1.06	$1.02	$0.04	4%

Revenues

Worldwide revenues increased $124 million, or 3%, to $3.952 billion in the quarter ended December 31, 2011 driven by an increase in Media Networks and Filmed Entertainment revenues. The increase of $68 million in Media Networks revenues reflects higher affiliate fee revenues, partially offset by lower advertising and ancillary revenues. The increase of $61 million in Filmed Entertainment revenues reflects higher theatrical revenues, partially offset by lower ancillary and home entertainment revenues.

Operating Income

Operating income decreased $24 million, or 2%, to $1.016 billion in the quarter ended December 31, 2011. Filmed Entertainment generated an adjusted operating loss of $31 million as compared with income of $68 million in the prior year quarter, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year. The quarter also benefitted from profits on our current period home entertainment releases, which were substantially offset by the impact of print and advertising expenses associated with the release of Mission: Impossible—Ghost Protocol. Media Networks adjusted operating income increased $78 million, principally reflecting the overall increase in revenues.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Net earnings from continuing operations attributable to Viacom decreased $29 million, or 5%, in the quarter ended December 31, 2011, principally due to the decrease in tax-effected operating income described above, as well as lower equity income due to a Viacom 18 equity loss that reflects costs associated with the launch of new channels. Our effective income tax rate was 34.5% in both periods. Diluted EPS from continuing operations increased $0.04 per diluted share to $1.06, reflecting fewer outstanding shares due to our ongoing stock repurchase program.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Discontinued Operations, Net of Tax

The $379 million loss from discontinued operations for the quarter ended December 31, 2011 reflects a $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. The $10 million loss from discontinued operations in the quarter ended December 31, 2010 includes a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal, partially offset by the related tax benefit.

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

Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2011	2010	$	%

Revenues by Component
Advertising	$1,354	$1,393	$(39)	(3)%
Affiliate fees	943	814	129	16
Ancillary	151	173	(22)	(13)

Total revenues by component	$2,448	$2,380	$68	3%

Expenses
Operating	$782	$778	$(4)	(1)%
Selling, general and administrative	498	503	5	1
Depreciation and amortization	39	48	9	19

Total expenses	$1,319	$1,329	$10	1%

Adjusted Operating Income	$1,129	$1,051	$78	7%

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

Worldwide revenues increased $68 million, or 3%, to $2.448 billion in the quarter ended December 31, 2011, driven by an increase in affiliate fee revenues, partially offset by a decrease in advertising and ancillary revenues. Domestic revenues were $2.043 billion, an increase of $59 million, or 3%. International revenues were $405 million, an increase of $9 million, or 2%. Foreign exchange had a 1-percentage point unfavorable impact on international revenues.

Advertising

Worldwide advertising revenues decreased $39 million, or 3%, to $1.354 billion in the quarter ended December 31, 2011. Domestic advertising revenues decreased 3%, driven by lower ratings and softness in the advertising market in the second half of the quarter. International advertising revenues decreased 4%, including

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

the timing of certain event-driven programming in the prior year quarter. Foreign exchange also had a 1-percentage point unfavorable impact on international revenues.

Affiliate Fees

Worldwide affiliate fees increased $129 million, or 16%, to $943 million in the quarter ended December 31, 2011, principally reflecting the benefit from the availability of certain programming related to digital distribution arrangements and rate increases. Domestic and international affiliate revenues increased 16% and 18%, respectively. Excluding the impact of digital distribution arrangements, domestic affiliate revenue growth was in the high-single digits.

Ancillary

Worldwide ancillary revenues decreased $22 million, or 13%, to $151 million in the quarter ended December 31, 2011, principally reflecting lower home entertainment revenues.

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

Total expenses decreased $10 million, or 1%, to $1.319 billion in the quarter ended December 31, 2011.

Operating

Operating expenses increased $4 million, or 1%, to $782 million in the quarter ended December 31, 2011. Distribution and other expenses increased $17 million, or 22%, including participations related to digital distribution arrangements. Programming expenses decreased $13 million, or 2%, including the impact of timing of new program launches and certain event-driven programming in the prior year quarter. We expect to return to programming expense growth in the remaining quarters of the year.

Selling, General and Administrative

SG&A expenses decreased $5 million, or 1%, to $498 million in the quarter ended December 31, 2011, principally due to lower advertising sales commissions reflecting the decrease in advertising revenues, as well as savings from our 2011 restructuring actions, partially offset by higher advertising and promotional expenses related to marketing original programming.

Depreciation and amortization

Depreciation and amortization decreased $9 million, or 19%, to $39 million in the quarter ended December 31, 2011 as a result of decreased capital expenditures in prior periods and lower intangible asset amortization.

Adjusted Operating Income

Adjusted operating income increased $78 million, or 7%, to $1.129 billion in the quarter ended December 31, 2011, principally reflecting the overall increase in revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2011	2010	$	%

Revenues by Component
Theatrical	$570	$416	$154	37%
Home entertainment	598	638	(40)	(6)
Television license fees	298	274	24	9
Ancillary	92	169	(77)	(46)

Total revenues by component	$1,558	$1,497	$61	4%

Expenses
Operating	$1,457	$1,288	$(169)	(13)%
Selling, general & administrative	110	119	9	8
Depreciation & amortization	22	22	-	-

Total expenses	$1,589	$1,429	$(160)	(11)%

Adjusted Operating Income (Loss)	$(31)	$68	$(99)	NM

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

Worldwide revenues increased $61 million, or 4%, to $1.558 billion in the quarter ended December 31, 2011, driven by higher theatrical revenues, partially offset by lower ancillary and home entertainment revenues. Domestic revenues were $678 million, a decrease of $106 million, or 14%. International revenues were $880 million, an increase of $167 million, or 23%, with a 1-percentage point unfavorable impact from foreign exchange.

Theatrical

Worldwide theatrical revenues increased $154 million, or 37%, to $570 million in the quarter ended December 31, 2011, principally driven by the strength of our current year releases. During the quarter, we released eight films, including DreamWorks Animation’s Puss in Boots, Mission: Impossible—Ghost Protocol and Paranormal Activity 3, as compared to seven films in the prior year quarter. Domestic and international theatrical revenues increased 12% and 69%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $40 million, or 6%, to $598 million in the quarter ended December 31, 2011. Current quarter releases included Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Kung Fu Panda 2 and Super 8. The decrease in revenues was principally driven by

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

lower revenues from our third-party distribution arrangements and catalog sales, partially offset by the strength of the international release of Transformers: Dark of the Moon. Domestic and international home entertainment revenues decreased 2% and 10%, respectively.

Television License Fees

Worldwide television license fees increased $24 million, or 9%, to $298 million in the quarter ended December 31, 2011, driven by the mix of available titles.

Ancillary

Worldwide ancillary revenues decreased $77 million, or 46%, to $92 million in the quarter ended December 31, 2011, principally driven by the difficult comparison against the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by higher merchandising and digital revenues.

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

Filmed Entertainment segment expenses increased $160 million, or 11%, to $1.589 billion in the quarter ended December 31, 2011 due to increased operating expenses.

Operating

Operating expenses increased $169 million, or 13%, to $1.457 billion in the quarter ended December 31, 2011 principally due to the mix of theatrical releases. Distribution and other costs, principally print and advertising expenses, increased $120 million, or 17%, and film costs increased $49 million, or 8%.

Selling, General and Administrative

SG&A expenses decreased $9 million, or 8%, to $110 million in the quarter ended December 31, 2011 driven by the timing of accrued incentive compensation.

Adjusted Operating Income (Loss)

The adjusted operating loss of $31 million in the quarter ended December 31, 2011 as compared with adjusted operating income of $68 million in the prior year quarter, principally reflects the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year. The quarter also benefitted from profits on our current period home entertainment releases, which were substantially offset by the impact of print and advertising expenses associated with the release of Mission: Impossible—Ghost Protocol.

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

(continued)

Our cash flows from operations, together with our credit facilities, provide us with adequate resources to fund our anticipated ongoing cash requirements.

We have and may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facilities and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies.

Cash Flows

Cash and cash equivalents increased by $126 million in the quarter ended December 31, 2011.

Operating Activities

Cash provided by operations was $627 million for the quarter ended December 31, 2011, a decrease of $86 million compared with the same period in 2010. The decrease principally reflects the timing of annual incentive compensation payments as a result of our prior year fiscal year end change, higher participation payments, including third-party distribution arrangements, at the Filmed Entertainment segment and the timing of other payments, including payments related to our 2011 restructuring actions, partially offset by a net income tax refund principally related to the carryback of capital losses and timing of payments.

Investing Activities

Cash used in investing activities was $36 million for the quarter ended December 31, 2011, compared with $76 million in the quarter ended December 31, 2010. The decrease is due to lower spending on acquisitions and investments. In 2010, cash used in investing activities included $59 million related to acquisitions and investments principally reflecting an investment in a European television programmer.

Financing Activities

Cash used in financing activities was $454 million for the quarter ended December 31, 2011, compared with $568 million in the same period in 2010. The net outflow was primarily driven by the settlement of share repurchases and dividends. During the quarter ended December 31, 2011, we repurchased 16.2 million shares for an aggregate price of $700 million and paid $141 million in dividends. From January 1, 2012 through February 1, 2012, we repurchased an additional 4.1 million shares for an aggregate purchase price of $192 million. The net impact of our issuance of $1.0 billion of senior notes and debt repayments in the quarter contributed a partially offsetting inflow.

Capital Resources

Capital Structure and Debt

At December 31, 2011, total debt was $7.790 billion, an increase of $425 million from $7.365 billion at September 30, 2011. The increase in debt reflects the impact of new issuances of senior notes. In December 2011, we took advantage of favorable market conditions and issued a total of $1.0 billion of senior notes with maturities of five and ten years, consisting of $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount. We used the net proceeds from the offering for general corporate purposes, including the repayment of outstanding indebtedness and the repurchase of shares under our stock repurchase program.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

On January 9, 2012, we redeemed all $750 million of our outstanding 6.85% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon.

Together, these transactions result in a reduction of the weighted-average borrowing cost of our public debt.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modifies certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at December 31, 2011.

In November 2011, we entered into two 364-day bank credit facilities for an aggregate amount of $600 million. The facilities will be used for general corporate purposes. The facilities contain covenants that are substantially the same as those contained in our $2.1 billion revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are generally based on LIBOR plus a margin.

At December 31, 2011, there were no amounts outstanding under our credit facilities.

Commitments and Contingencies

Our 2006 acquisition agreement with Harmonix provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We have recorded a reserve of $383 million, which is reflected in Other liabilities—current on the Consolidated Balance Sheet as of December 31, 2011.

In September 2011, we filed a lawsuit in the Court of Chancery for the State of Delaware against certain of the former Harmonix shareholders seeking a refund of a substantial portion of the $150 million payment and that suit is also pending. On December 27, 2011, we filed a lawsuit in the Court of Chancery for the State of Delaware seeking to compel the consideration of arguments and evidence that were improperly excluded from the dispute resolution process and to vacate the determination of the resolution accountants. On December 29, 2011, the shareholder representative filed a counterclaim to the September suit seeking to confirm the resolution accountants’ determination and a motion for summary judgment seeking dismissal of our claim and summary judgment on the shareholder representative’s counterclaim.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in escrow and that we are also entitled to reduce the earn-out payment to the extent the amount the Company is entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

related to the other claims as meritless, and in November 2011, the court dismissed those claims. As was the case with the dismissed claims, we believe that the shareholder representative’s position in the lawsuit regarding the funds held in escrow is without merit, and we are vigorously opposing those claims.

OTHER MATTERS

Related Parties

In the ordinary course of business we enter into transactions with related parties, including NAI, CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 8 to the Consolidated Financial Statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments and their effect in our markets and on consumer behavior; competition for audiences and distribution; the impact of piracy; economic conditions generally, and in advertising and retail markets in particular; fluctuations in our results due to the timing, mix and availability of our motion pictures; changes in the Federal communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including our 2011 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2011 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 9 to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2011 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended December 31, 2011 under our stock repurchase program. On November 9, 2011, we increased the aggregate amount of the program from $4.0 billion to $10.0 billion.

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)

Month ended October 31, 2011	5,981	$42.14	$7,248
Month ended November 30, 2011	4,390	$43.73	$7,056
Month ended December 31, 2011	5,845	$43.80	$6,800

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

10.1*	First Amendment, dated as of December 2, 2011, to the $2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: February 2, 2012	By:	/S/ JAMES W. BARGE

James W. Barge
Executive Vice President, Chief Financial Officer

Date: February 2, 2012	By:	/S/ KATHERINE GILL-CHAREST

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)