Form 10-Q
period 2012-03-31
Viacom Inc.
filed 2012-05-03
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2012
Class A Common stock, par value $0.001 per share	51,410,792
Class B Common stock, par value $0.001 per share	476,409,467

VIACOM INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2012	2011	2012	2011

Revenues	$3,331	$3,267	$7,283	$7,095
Expenses:
Operating	1,645	1,721	3,830	3,738
Selling, general and administrative	695	719	1,384	1,419
Depreciation and amortization	59	67	121	138

Total expenses	2,399	2,507	5,335	5,295

Operating income	932	760	1,948	1,800
Interest expense, net	(103)	(102)	(208)	(206)
Equity in net earnings of investee companies	5	15	15	39
Loss on extinguishment of debt	(21)	(87)	(21)	(87)
Other items, net	(1)	(7)	(5)	(7)

Earnings from continuing operations before provision for income taxes	812	579	1,729	1,539
Provision for income taxes	(213)	(197)	(529)	(528)

Net earnings from continuing operations	599	382	1,200	1,011
Discontinued operations, net of tax	(3)	-	(382)	(10)

Net earnings (Viacom and noncontrolling interests)	596	382	818	1,001
Net earnings attributable to noncontrolling interests	(11)	(6)	(21)	(15)

Net earnings attributable to Viacom	$585	$376	$797	$986

Amounts attributable to Viacom:
Net earnings from continuing operations	$588	$376	$1,179	$996
Discontinued operations, net of tax	(3)	-	(382)	(10)

Net earnings attributable to Viacom	$585	$376	$797	$986

Basic earnings per share attributable to Viacom:
Continuing operations	$1.09	$0.63	$2.17	$1.66
Discontinued operations	$-	$-	$(0.71)	$(0.01)
Net earnings	$1.09	$0.63	$1.46	$1.65
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.08	$0.63	$2.14	$1.65
Discontinued operations	$(0.01)	$-	$(0.69)	$(0.02)
Net earnings	$1.07	$0.63	$1.45	$1.63
Weighted average number of common shares outstanding:
Basic	537.5	594.4	544.1	599.0
Diluted	544.4	601.1	550.8	604.6

Dividends declared per share of Class A and Class B common stock	$0.25	$0.15	$0.50	$0.30

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	March 31, 2012	September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1,135	$1,021
Receivables, net	2,638	2,732
Inventory, net	841	828
Deferred tax assets, net	35	41
Prepaid and other assets	318	639

Total current assets	4,967	5,261
Property and equipment, net	1,048	1,057
Inventory, net	4,213	4,239
Goodwill	11,041	11,064
Intangibles, net	356	392
Deferred tax assets, net	12	-
Other assets	790	788

Total assets	$22,427	$22,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$313	$427
Accrued expenses	936	1,152
Participants’ share and residuals	1,104	1,158
Program rights obligations	532	475
Deferred revenue	215	187
Current portion of debt	21	23
Other liabilities	1,042	520

Total current liabilities	4,163	3,942
Noncurrent portion of debt	7,757	7,342
Participants’ share and residuals	489	487
Program rights obligations	691	771
Deferred tax liabilities, net	-	123
Other liabilities	1,384	1,351
Redeemable noncontrolling interest	151	152
Commitments and contingencies (Note 9)
Viacom stockholders’ equity:
Class A Common stock, par value $0.001, 375.0 authorized; 51.4 and 51.4 outstanding, respectively	-	-
Class B Common stock, par value $0.001, 5,000.0 authorized; 478.8 and 506.9 outstanding, respectively	1	1
Additional paid-in capital	8,673	8,614
Treasury stock, 238.1 and 207.2 common shares held in treasury, respectively	(9,625)	(8,225)
Retained earnings	8,947	8,418
Accumulated other comprehensive loss	(193)	(164)

Total Viacom stockholders’ equity	7,803	8,644
Noncontrolling interests	(11)	(11)

Total equity	7,792	8,633

Total liabilities and equity	$22,427	$22,801

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in millions)	2012	2011

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$818	$1,001
Discontinued operations, net of tax	382	10

Net earnings from continuing operations	1,200	1,011
Reconciling items:
Depreciation and amortization	121	138
Feature film and program amortization	2,247	2,159
Equity-based compensation	57	63
Equity in net income and distributions from investee companies	(11)	(34)
Deferred income taxes	(137)	180
Operating assets and liabilities, net of acquisitions:
Receivables	77	(6)
Inventory, program rights and participations	(2,300)	(2,104)
Accounts payable and other current liabilities	175	165
Other, net	78	(108)
Discontinued operations, net	(3)	(20)

Cash provided by operations	1,504	1,444

INVESTING ACTIVITIES
Acquisitions and investments	(17)	(59)
Capital expenditures	(63)	(42)

Net cash flow used in investing activities	(80)	(101)

FINANCING ACTIVITIES
Borrowings	1,722	982
Debt repayments	(892)	(582)
Commercial paper	(423)	-
Purchase of treasury stock	(1,404)	(852)
Dividends paid	(278)	(182)
Excess tax benefits on equity-based compensation awards	27	-
Other, net	(53)	(3)

Net cash flow used in financing activities	(1,301)	(637)

Effect of exchange rate changes on cash and cash equivalents	(9)	12

Net change in cash and cash equivalents	114	718
Cash and cash equivalents at beginning of period	1,021	837

Cash and cash equivalents at end of period	$1,135	$1,555

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

December 31, 2011	543.0	$8,651	$(8,925)	$8,492	$(204)	$8,014	$(11)	$8,003

Net earnings				585		585	11	596
Translation adjustments					5	5	-	5
Defined benefit pension plans					3	3	-	3
Other					3	3	-	3

Comprehensive income						596	11	607

Noncontrolling interests				5		5	(11)	(6)
Dividends declared				(135)		(135)	-	(135)
Purchase of treasury stock	(14.7)		(700)			(700)	-	(700)
Equity-based compensation and other	1.9	23				23	-	23

March 31, 2012	530.2	$8,674	$(9,625)	$8,947	$(193)	$7,803	$(11)	$7,792

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

December 31, 2010	598.4	$8,389	$(6,125)	$7,294	$(86)	$9,472	$(22)	$9,450

Net earnings				376		376	6	382
Translation adjustments					53	53	1	54
Defined benefit pension plans					2	2	-	2
Other					(5)	(5)	-	(5)

Comprehensive income						426	7	433

Noncontrolling interests						-	(5)	(5)
Dividends declared				(91)		(91)	-	(91)
Purchase of treasury stock	(11.4)		(500)			(500)	-	(500)
Equity-based compensation and other	1.1	46				46	-	46

March 31, 2011	588.1	$8,435	$(6,625)	$7,579	$(36)	$9,353	$(20)	$9,333

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2011	558.3	$8,615	$(8,225)	$8,418	$(164)	$8,644	$(11)	$8,633

Net earnings				797		797	21	818
Translation adjustments					(38)	(38)	-	(38)
Defined benefit pension plans					5	5	-	5
Other					4	4	-	4

Comprehensive income						768	21	789

Noncontrolling interests				5		5	(21)	(16)
Dividends declared				(273)		(273)	-	(273)
Purchase of treasury stock	(30.9)		(1,400)			(1,400)	-	(1,400)
Equity-based compensation and other	2.8	59				59	-	59

March 31, 2012	530.2	$8,674	$(9,625)	$8,947	$(193)	$7,803	$(11)	$7,792

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259

Net earnings				986		986	15	1,001
Translation adjustments					81	81	2	83
Defined benefit pension plans					3	3	-	3
Other					(6)	(6)	-	(6)

Comprehensive income						1,064	17	1,081

Noncontrolling interests						-	(13)	(13)
Dividends declared				(182)		(182)	-	(182)
Purchase of treasury stock	(21.8)		(900)			(900)	-	(900)
Equity-based compensation and other	1.4	88				88	-	88

March 31, 2011	588.1	$8,435	$(6,625)	$7,579	$(36)	$9,353	$(20)	$9,333

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom” or the “Company”) is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011

Weighted average common shares outstanding, basic	537.5	594.4	544.1	599.0
Dilutive effect of equity-based compensation awards	6.9	6.7	6.7	5.6

Weighted average common shares outstanding, diluted	544.4	601.1	550.8	604.6

Anti-dilutive common shares	9.8	17.2	13.6	22.6

NOTE 3. INVENTORY

Inventory (in millions)	March 31, 2012	September 30, 2011

Film inventory:
Released, net of amortization	$721	$812
Completed, not yet released	31	139
In process and other	704	529

Total film inventory, net of amortization	1,456	1,480

Original programming:
Released, net of amortization	1,312	1,183
In process and other	474	513

Total original programming, net of amortization	1,786	1,696

Acquired program rights, net of amortization	1,680	1,760
Merchandise and other inventory, net of allowance of $74 and $73	132	131

Total inventory, net	5,054	5,067
Less current portion	(841)	(828)

Total inventory-noncurrent, net	$4,213	$4,239

NOTE 4. DEBT

Debt (in millions)	March 31, 2012	September 30, 2011

Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$598	$597
Senior notes due February 2015, 1.250%	499	-
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	-
Senior notes due April 2017, 3.500%	496	496
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	492	492
Senior notes due December 2021, 3.875%	590	-
Senior debentures due April 2036, 6.875%	1,736	1,736
Senior debentures due October 2037, 6.750%	248	248
Senior debentures due February 2042, 4.500%	245	-
Senior notes due December 2055, 6.850%	-	750
Commercial paper	-	423
Capital lease and other obligations	259	406

Total debt	7,778	7,365
Less current portion	(21)	(23)

Total noncurrent portion	$7,757	$7,342

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Senior Notes and Debentures

During the six months ended March 31, 2012, we issued a total of $1.750 billion of senior notes and debentures. In December 2011, we issued $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount. In February 2012, we issued $500 million aggregate principal amount of 1.250% Senior Notes due 2015 at a price equal to 99.789% of the principal amount and $250 million aggregate principal amount of 4.500% Senior Debentures due 2042 at a price equal to 98.063% of the principal amount.

On January 9, 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.

At March 31, 2012, the total unamortized net discount related to the senior notes and debentures was $49 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by approximately $1.1 billion at March 31, 2012. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modifies certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at March 31, 2012.

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

At March 31, 2012, there were no amounts outstanding under our credit facilities.

NOTE 5. FINANCIAL INSTRUMENTS

At March 31, 2012, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the valuation of the Company’s financial assets and liabilities as of March 31, 2012 and September 30, 2011:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

March 31, 2012
Marketable securities	$87	$87	$-	$-
Derivatives	(2)	-	(2)	-

Total	$85	$87	$(2)	$-

September 30, 2011
Marketable securities	$68	$68	$-	$-
Derivatives	(4)	-	(4)	-

Total	$64	$68	$(4)	$-

NOTE 6. PENSION BENEFITS

Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Service cost	$8	$7	$16	$14
Interest cost	12	11	24	22
Expected return on plan assets	(9)	(9)	(18)	(18)
Recognized actuarial loss	5	3	9	6

Net periodic benefit costs	$16	$12	$31	$24

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

The Company’s restructuring liabilities as of March 31, 2012 by reporting segment are as follows:

Restructuring Liabilities (in millions)	Media Networks	Filmed Entertainment	Total

September 30, 2011	$80	$44	$124

Severance payments	(28)	(23)	(51)
Lease payments	(2)	(4)	(6)

March 31, 2012	$50	$17	$67

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2012 and 2011, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $11 million and $12 million, respectively.

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

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

	Quarter Ended		Six Months Ended
CBS Related Party Transactions	March 31,		March 31,
(in millions)	2012	2011	2012	2011

Consolidated Statements of Earnings
Revenues	$54	$79	$144	$187
Operating expenses	$72	$96	$181	$226

			March 31, 2012	September 30, 2011
Consolidated Balance Sheets
Accounts receivable			$5	$6
Other assets			1	1

Total due from CBS			$6	$7

Accounts payable			$3	$1
Participants’ share and residuals, current			162	162
Program rights obligations, current			94	73
Program rights obligations, noncurrent			185	243
Other liabilities			33	37

Total due to CBS			$477	$516

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

	Quarter Ended		Six Months Ended
Other Related Party Transactions	March 31,		March 31,
(in millions)	2012	2011	2012	2011

Consolidated Statements of Earnings
Revenues	$57	$48	$117	$86
Operating expenses	$35	$22	$53	$31
Selling, general and administrative	$(4)	$(4)	$(8)	$(8)

			March 31, 2012	September 30, 2011
Consolidated Balance Sheets
Accounts receivable			$97	$88
Other assets			1	2

Total due from other related parties			$98	$90

Accounts payable			$14	$32
Other liabilities			11	10

Total due to other related parties			$25	$42

All other related party transactions are not material in the periods presented.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

As more fully described in Notes 3 and 15 of the 2011 Form 10-K, the Company’s commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, the Company is subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016, and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. Our minimum rental payments under noncancelable leases have increased by approximately $900 million principally due to the April 2012 extension of our world headquarters office lease through June 2031.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At March 31, 2012, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $600 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of approximately $200 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court.

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiffs’ third amended complaint. The plaintiffs filed a petition for a rehearing of the case by the full Court of Appeals and oral argument was heard in October 2011. On October 31, 2011, the Court of Appeals withdrew its decision in light of the subsequent death of one of the judges on the panel. A new panel was formed and, on March 30, 2012, the District Court’s decision dismissing, with prejudice, the plaintiffs’ third amended complaint was once again affirmed.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities—current on the Consolidated Balance Sheet as of March 31, 2012.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination as well as our efforts in a related and now stayed September 2011 lawsuit to obtain a refund of a substantial portion of the $150 million payment made in 2008.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in escrow and that we are also entitled to reduce the earn-out payment to the extent the amount the Company is

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that related to the other claims as meritless, and in November 2011, the court dismissed those claims. We continue to vigorously oppose the remaining claims in the lawsuit regarding the funds held in escrow and to seek full indemnification under the acquisition agreement.

NOTE 10. DISCONTINUED OPERATIONS

Discontinued operations activity for the six months ended March 31, 2012 principally reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. If paid, the charge will generate a tax benefit of approximately $135 million, which will be available to offset qualifying future cash taxes.

The pre-tax loss from discontinued operations for the six months ended March 31, 2011 includes a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal. For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $75 million has been recognized as of March 31, 2012 and $40 million will be available to offset qualifying future cash taxes.

Discontinued Operations			Six Months Ended March 31,
(in millions)			2012	2011

Revenues from discontinued operations			$-	$49

Pre-tax loss from discontinued operations			$(383)	$(23)
Income tax provision			1	13

Net loss from discontinued operations			$(382)	$(10)

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Supplemental Cash Flow Information	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011

Cash paid for interest	$55	$65	$201	$219
Cash paid for income taxes*	$113	$86	$73	$233

*The six months ended March 31, 2012 includes approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.
Redeemable Noncontrolling Interest	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011

Beginning balance	$148	$133	$152	$131
Net earnings	6	2	11	7
Distributions	-	(6)	(9)	(10)
Translation adjustment	2	3	2	4
Redemption value adjustment	(5)	-	(5)	-

Ending balance	$151	$132	$151	$132

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Accounts Receivable

At March 31, 2012, there were approximately $378 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements and certain amounts due from MVL Productions LLC (“Marvel”), a subsidiary of The Walt Disney Company, in connection with the sale of distribution rights. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2012 and September 30, 2011, the Company’s aggregate investment carrying value in unconsolidated VIEs was $157 million and $137 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 8.

Consolidated Variable Interest Entities

As of March 31, 2012 and September 30, 2011, there are $25 million and $25 million of assets and $87 million and $86 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The entity’s revenues, expenses and operating income for the quarter and six months ended March 31, 2012 and 2011 were not significant to the Company.

Income Taxes

During the quarter and six months ended March 31, 2012, we recognized $66 million of discrete tax benefits upon determining that certain operating and capital loss carryforward benefits are now more likely than not to be realized.

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

Revenues by Segment	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011

Media Networks	$2,190	$2,082	$4,638	$4,462
Filmed Entertainment	1,169	1,226	2,727	2,723
Eliminations	(28)	(41)	(82)	(90)

Total revenues	$3,331	$3,267	$7,283	$7,095

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011

Media Networks	$893	$806	$2,022	$1,857
Filmed Entertainment	115	39	84	107
Corporate expenses	(48)	(53)	(101)	(102)
Equity-based compensation	(28)	(33)	(57)	(63)
Eliminations	-	1	-	1

Operating income	932	760	1,948	1,800
Interest expense, net	(103)	(102)	(208)	(206)
Equity in net earnings of investee companies	5	15	15	39
Loss on extinguishment of debt	(21)	(87)	(21)	(87)
Other items, net	(1)	(7)	(5)	(7)

Earnings from continuing operations before provision for income taxes	$812	$579	$1,729	$1,539

Total Assets			March 31, 2012	September 30, 2011
(in millions)

Media Networks			$16,447	$16,404
Filmed Entertainment			5,473	5,593
Corporate/Eliminations			507	804

Total assets			$22,427	$22,801

Revenues by Component	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011

Advertising	$1,073	$1,076	$2,427	$2,469
Feature film	1,058	1,147	2,524	2,475
Affiliate fees	992	851	1,935	1,665
Ancillary	236	234	479	576
Eliminations	(28)	(41)	(82)	(90)

Total revenues	$3,331	$3,267	$7,283	$7,095

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

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and six months ended March 31, 2012 compared to the quarter and six months ended March 31, 2011.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable segment basis for the quarter and six months ended March 31, 2012 compared to the quarter and six months ended March 31, 2011.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 and an update on our indebtedness.

OVERVIEW

We are a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories. With media networks reaching approximately 700 million global subscribers, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite™, COMEDY CENTRAL®, TV Land®, SPIKE®, Tr3s®, Paramount Channel™ and VIVA™. Paramount Pictures®, celebrating its 100th year in 2012, is a major global producer and distributor of filmed entertainment. Viacom operates a large portfolio of branded digital media experiences, including many of the world’s most popular properties for entertainment, community and casual online gaming.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and six months ended March 31, 2012 and 2011.

	Quarter Ended March 31,		Better/ (Worse)		Six Months Ended March 31,		Better/ (Worse)
(in millions, except per share amounts)	2012	2011	$	%	2012	2011	$	%

Revenues	$3,331	$3,267	$64	2%	$7,283	$7,095	$188	3%
Operating income	932	760	172	23	1,948	1,800	148	8
Net earnings from continuing operations attributable to Viacom	588	376	212	56	1,179	996	183	18
Adjusted net earnings from continuing operations attributable to Viacom	535	430	105	24	1,126	1,050	76	7
Diluted EPS from continuing operations	1.08	0.63	0.45	71	2.14	1.65	0.49	30
Adjusted diluted EPS from continuing operations	$0.98	$0.72	$0.26	36%	$2.04	$1.74	$0.30	17%

Revenues

Worldwide revenues increased $64 million, or 2%, to $3.331 billion in the quarter ended March 31, 2012, driven by an increase in Media Networks revenues, partially offset by a decrease in Filmed Entertainment revenues. The increase of $108 million in Media Networks revenues reflects higher affiliate fee revenues, partially offset by lower ancillary revenues. The decrease of $57 million in Filmed Entertainment revenues reflects lower theatrical and television license fee revenues, partially offset by higher ancillary revenues.

Worldwide revenues increased $188 million, or 3%, to $7.283 billion in the six months ended March 31, 2012, driven by an increase in Media Networks revenues of $176 million, reflecting higher affiliate fee revenues, partially offset by lower ancillary and advertising revenues. Filmed Entertainment revenues were substantially flat with higher theatrical revenues offset by lower ancillary and home entertainment revenues.

Operating Income

Operating income increased $172 million, or 23%, to $932 million in the quarter ended March 31, 2012. Media Networks adjusted operating income increased $87 million, principally reflecting the overall increase in revenues. Filmed Entertainment adjusted operating income increased $76 million, principally reflecting lower distribution costs, partially offset by the revenue decline.

Operating income increased $148 million, or 8%, to $1.948 billion in the six months ended March 31, 2012. Media Networks adjusted operating income increased $165 million, principally reflecting the overall increase in revenues. Filmed Entertainment adjusted operating income decreased $23 million, reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by this year’s increased theatrical revenues.

There were no adjustments to operating income in the quarter and six months ended March 31, 2012 and 2011.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $105 million, or 24%, and $76 million, or 7%, in the quarter and six months ended March 31, 2012, respectively, principally due to the increase in tax-effected operating income described above, partially offset by lower equity income due to a Viacom 18 equity loss that reflects costs associated with the launch of new channels. Our effective income tax rate was 34.5% in the quarter and six months ended March 31, 2012 and 2011, excluding the impact of discrete items. Adjusted diluted EPS from continuing operations increased $0.26 per diluted share to $0.98 for the quarter and $0.30 per diluted share to $2.04 for the six months ended March 31, 2012, reflecting fewer outstanding shares due to our ongoing stock repurchase program and the increase in adjusted net earnings from continuing operations.

Including the impact of the loss on extinguishment of debt in both years and the current year discrete tax benefits, net earnings from continuing operations attributable to Viacom increased $212 million, or 56%, in the quarter, and $183 million, or 18%, in the six months ended March 31, 2012. Diluted EPS from continuing operations increased $0.45 per diluted share to $1.08 for the quarter and $0.49 per diluted share to $2.14 for the six months ended March 31, 2012. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The $382 million loss from discontinued operations for the six months ended March 31, 2012 reflects a $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. The $10 million loss from discontinued operations in the six months ended March 31, 2011 includes a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal, partially offset by the related tax benefit.

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

Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2012	2011	$	%	2012	2011	$	%

Revenues by Component
Advertising	$1,073	$1,076	$(3)	-	$2,427	$2,469	$(42)	(2)%
Affiliate fees	992	851	141	17%	1,935	1,665	270	16
Ancillary	125	155	(30)	(19)	276	328	(52)	(16)

Total revenues by component	$2,190	$2,082	$108	5%	$4,638	$4,462	$176	4%

Expenses
Operating	$768	$715	$(53)	(7)%	$1,550	$1,493	$(57)	(4)%
Selling, general and administrative	493	517	24	5	991	1,020	29	3
Depreciation and amortization	36	44	8	18	75	92	17	18

Total expenses	$1,297	$1,276	$(21)	(2)%	$2,616	$2,605	$(11)	-

Adjusted Operating Income	$893	$806	$87	11%	$2,022	$1,857	$165	9%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Our Media Networks segment generates revenues principally in three categories: (i) the sale of advertising time related to our content and associated marketing services, (ii) affiliate fees from cable television operators, direct-to-home satellite television operators, digital distributors and mobile networks and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales of our programming, television syndication and casual gaming. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming, performance of competing programs and methods used by third parties to measure ratings.

Worldwide revenues increased $108 million, or 5%, to $2.190 billion in the quarter, and $176 million, or 4%, to $4.638 billion in the six months ended March 31, 2012, driven by increases in affiliate fee revenues, partially offset by decreases in ancillary and advertising revenues. Domestic revenues were $1.859 billion in the quarter, an increase of $93 million, or 5%, and $3.902 billion in the six months ended March 31, 2012, an increase of $151 million, or 4%. International revenues were $331 million in the quarter, an increase of $15 million, or 5%, and $736 million in the six months ended March 31, 2012, an increase of $25 million, or 4%. Foreign exchange had a 1-percentage point unfavorable impact on international revenues in both periods.

Advertising

Worldwide advertising revenues were substantially flat at $1.073 billion in the quarter ended March 31, 2012. Domestic advertising revenues increased 1%, reflecting modest increases in commercial units sold and pricing. International advertising revenues decreased 9% in the quarter, including lower revenues from certain production and promotional events. Foreign exchange also had a 4-percentage point unfavorable impact on international revenues. Due to scheduling changes related to event programming, advertising revenues for our fiscal third quarter are expected to reflect a difficult comparison to the prior year quarter, which included both the Nickelodeon Kids Choice Awards and BET Awards. In the current year, the Nickelodeon Kids Choice Awards aired in our fiscal second quarter and the BET Awards are scheduled to air in our fiscal fourth quarter.

Worldwide advertising revenues decreased $42 million, or 2%, to $2.427 billion in the six months ended March 31, 2012. Domestic advertising revenues decreased 1%, primarily driven by lower commercial units sold. During the period, lower commercial units sold reduced domestic revenues by 6%, reflecting a combination of lower ratings and market demand. Lower ratings resulted in fewer commercial units being available for sale as units were used to achieve ratings guarantees. The impact of the decline in units sold was substantially offset by higher pricing. International advertising revenues decreased 6% in the six months, including lower revenues from certain production and promotional events. Foreign exchange also had a 2-percentage point unfavorable impact on international revenues.

Affiliate Fees

Worldwide affiliate fees increased $141 million, or 17%, to $992 million in the quarter, and $270 million, or 16%, to $1.935 billion in the six months ended March 31, 2012, principally reflecting the benefit from the availability of certain programming related to digital distribution arrangements and rate increases. Domestic affiliate revenues increased 15% in both periods, and international revenues increased 24% in the quarter and 21% in the six months. Excluding the impact of digital distribution arrangements, domestic affiliate revenue growth was in the high-single digits in both periods. The growth in total affiliate fee revenues for our fiscal third quarter is expected to be affected by a difficult comparison to the prior year quarter, which benefited from the availability of a significant amount of programming under our digital distribution arrangements.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Worldwide ancillary revenues decreased $30 million, or 19%, to $125 million in the quarter, and $52 million, or 16%, to $276 million in the six months ended March 31, 2012, principally reflecting lower home entertainment revenues.

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

Total expenses increased $21 million, or 2%, to $1.297 billion in the quarter driven by an increase in operating expenses, partially offset by a decrease in SG&A expenses. Total expenses were substantially flat in the six months ended March 31, 2012.

Operating

Operating expenses increased $53 million, or 7%, to $768 million in the quarter, and $57 million, or 4%, to $1.550 billion in the six months ended March 31, 2012. Programming expenses increased $52 million, or 8%, in the quarter, and $39 million, or 3%, in the six months, principally reflecting expenses associated with our continuing investment in programming. Distribution and other expenses, including participations related to digital distribution arrangements, were substantially flat in the quarter and increased $18 million, or 11%, in the six months ended March 31, 2012.

Selling, General and Administrative

SG&A expenses decreased $24 million, or 5%, to $493 million in the quarter, and $29 million, or 3%, to $991 million in the six months ended March 31, 2012, principally due to lower incentive-based compensation accruals, as well as savings from our 2011 restructuring actions, partially offset by higher advertising and promotional expenses related to marketing original programming.

Depreciation and amortization

Depreciation and amortization decreased $8 million, or 18%, to $36 million in the quarter, and $17 million, or 18%, to $75 million in the six months ended March 31, 2012, as a result of decreased capital expenditures in prior periods and lower intangible asset amortization.

Adjusted Operating Income

Adjusted operating income increased $87 million, or 11%, to $893 million in the quarter, and $165 million, or 9%, to $2.022 billion in the six months ended March 31, 2012, principally reflecting the overall increase in revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2012	2011	$	%	2012	2011	$	%

Revenues by Component
Theatrical	$326	$401	$(75)	(19)%	$896	$817	$79	10%
Home entertainment	415	410	5	1	1,013	1,048	(35)	(3)
Television license fees	317	336	(19)	(6)	615	610	5	1
Ancillary	111	79	32	41	203	248	(45)	(18)

Total revenues by component	$1,169	$1,226	$(57)	(5)%	$2,727	$2,723	$4	-

Expenses
Operating	$905	$1,047	$142	14%	$2,362	$2,335	$(27)	(1)%
Selling, general & administrative	127	118	(9)	(8)	237	237	-	-
Depreciation & amortization	22	22	-	-	44	44	-	-

Total expenses	$1,054	$1,187	$133	11%	$2,643	$2,616	$(27)	(1)%

Adjusted Operating Income	$115	$39	$76	195%	$84	$107	$(23)	(21)%

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

Worldwide revenues decreased $57 million, or 5%, to $1.169 billion in the quarter ended March 31, 2012, driven by lower theatrical and television license fee revenues, partially offset by higher ancillary revenues. Domestic revenues were $556 million, a decrease of $116 million, or 17%. International revenues were $613 million, an increase of $59 million, or 11%, with a 1-percentage point unfavorable impact from foreign exchange.

Worldwide revenues were substantially flat at $2.727 billion in the six months ended March 31, 2012, reflecting lower ancillary and home entertainment revenues, offset by higher theatrical revenues. Domestic revenues were $1.234 billion, a decrease of $222 million, or 15%. International revenues were $1.493 billion, an increase of $226 million, or 18%, with a 1-percentage point unfavorable impact from foreign exchange.

Theatrical

Worldwide theatrical revenues decreased $75 million, or 19%, to $326 million in the quarter ended March 31, 2012, reflecting the mix of our current quarter releases. During the quarter, we released three films, The Devil Inside, A Thousand Words and Jeff, Who Lives at Home. In the comparable period of 2011, we released Rango, No Strings Attached and Justin Bieber: Never Say Never. Revenues from our current quarter releases were $149 million lower than the prior year quarter as such films were less widely distributed than those in the prior year quarter. The decline in revenues from our current quarter releases was partially offset by higher carryover revenues of $74 million attributable to prior period releases, including Mission: Impossible – Ghost Protocol. Domestic theatrical revenues decreased 50%, while international theatrical revenues increased 13%, principally reflecting the timing of our international releases.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Worldwide theatrical revenues increased $79 million, or 10%, to $896 million in the six months ended March 31, 2012, principally driven by the strength of our current year releases. During the six months ended March 31, 2012, we released eleven films, including Mission: Impossible - Ghost Protocol, DreamWorks Animation’s Puss in Boots and Paranormal Activity 3, as compared to ten films in the prior year. International theatrical revenues increased 39%, while domestic theatrical revenues decreased 17% reflecting the comparison against the strong domestic performance of True Grit and The Fighter in the prior year.

Home Entertainment

Worldwide home entertainment revenues increased $5 million, or 1%, to $415 million in the quarter ended March 31, 2012. During the quarter, we released seven titles, including DreamWorks Animation’s Puss in Boots, The Adventures of Tintin and Hugo, as compared to nine titles in the prior year quarter. Domestic home entertainment revenues decreased 5%, while international home entertainment revenues increased 13%.

Worldwide home entertainment revenues decreased $35 million, or 3%, to $1.013 billion in the six months ended March 31, 2012. Current year releases included Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Kung Fu Panda 2 and Puss in Boots, Super 8, The Adventures of Tintin and Hugo. The decrease in revenues was principally driven by lower revenues from our third-party distribution arrangements, partially offset by the strength of the international release of Transformers: Dark of the Moon. Domestic and international home entertainment revenues both decreased 3%.

Television License Fees

Worldwide television license fees decreased $19 million, or 6%, to $317 million in the quarter, and increased $5 million, or 1%, to $615 million in the six months ended March 31, 2012, driven by the number and mix of available titles.

Ancillary

Worldwide ancillary revenues increased $32 million, or 41%, to $111 million in the quarter ended March 31, 2012, principally driven by higher digital revenues.

Worldwide ancillary revenues decreased $45 million, or 18%, to $203 million in the six months ended March 31, 2012, principally driven by the difficult comparison against the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year for approximately $115 million, partially offset by higher digital and merchandising revenues.

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

Total expenses decreased $133 million, or 11%, to $1.054 billion in the quarter driven by a decrease in operating expenses. Total expenses increased $27 million, or 1%, to $2.643 billion in the six months ended March 31, 2012, due to the increase in operating expenses.

Operating

Operating expenses decreased $142 million, or 14%, to $905 million in the quarter ended March 31, 2012, principally due to the mix of theatrical releases. Distribution and other costs, principally print and advertising expenses, decreased $127 million, or 24%, and film costs decreased $15 million, or 3%.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Operating expenses increased $27 million, or 1%, to $2.362 billion in the six months ended March 31, 2012, principally due to the mix of theatrical releases. Film costs increased $34 million, or 3%, and distribution and other costs, principally print and advertising expenses, decreased $7 million, or 1%.

Selling, General and Administrative

SG&A expenses increased $9 million, or 8%, to $127 million in the quarter, principally driven by the timing of accrued incentive compensation, and were flat in the six months ended March 31, 2012.

Adjusted Operating Income

Adjusted operating income increased $76 million to $115 million in the quarter ended March 31, 2012, principally reflecting the lower distribution costs, partially offset by the revenue decline.

Adjusted operating income decreased $23 million, or 21%, to $84 million in the six months ended March 31, 2012, primarily reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by this year’s increased theatrical revenues. In the prior year, absent the Marvel benefit, Filmed Entertainment would have generated an operating loss principally reflecting the impact of print and advertising expenses associated with theatrical releases in the period.

FACTORS AFFECTING COMPARABILITY

The consolidated financial statements as of and for the quarter and six months ended March 31, 2012 and 2011 reflect our results of operations, financial position and cash flows reported in accordance with U.S. GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability.

The following tables reconcile our adjusted measures to our reported results for the quarter and six months ended March 31, 2012 and 2011.

	Quarter Ended March 31, 2012
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations

Reported results	$932	$812	$588	$1.08
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(66)	(0.12)

Adjusted results	$932	$833	$535	$0.98

	Six Months Ended March 31, 2012
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$1,948	$1,729	$1,179	$2.14
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(66)	(0.12)

Adjusted results	$1,948	$1,750	$1,126	$2.04

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

	Quarter Ended March 31, 2011
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$760	$579	$376	$0.63
Factors Affecting Comparability:
Extinguishment of debt	-	87	54	0.09

Adjusted results	$760	$666	$430	$0.72

	Six Months Ended March 31, 2011
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$1,800	$1,539	$996	$1.65
Factors Affecting Comparability:
Extinguishment of debt	-	87	54	0.09

Adjusted results	$1,800	$1,626	$1,050	$1.74

(1)	Pre-tax earnings from continuing operations represent earnings before provision for income taxes.
(2)	The tax impact has been calculated using the rates applicable to the adjustments presented.

Extinguishment of Debt

During the quarter, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.

In the quarter ended March 31, 2011, we repurchased $582 million of the $1.5 billion aggregate principal of our 6.250% Senior Notes due 2016 at a purchase price of $1,153.50 per $1,000, which resulted in a pre-tax extinguishment loss of $87 million.

Discrete Tax Items

Our effective income tax rate was 34.5%, excluding the impact of discrete items, in the quarter and six months ended March 31, 2012. Discrete tax benefits of $66 million, taken together with the effective income tax rate impact of the loss on extinguishment of debt, contributed 8.3 and 3.9 percentage points of tax benefit, which reconciles to the reported effective rate of 26.2% and 30.6%, respectively. The discrete tax benefits were recognized upon determining that certain operating and capital loss carryforward benefits are now more likely than not to be realized.

In the quarter and six months ended March 31, 2011, our effective income tax rate was 34.5%, excluding the effective income tax rate impact of the loss on extinguishment of debt. The discrete effective income tax rate impact of the loss was 0.5 and 0.2 incremental percentage points of tax benefit, which reconciles to the reported effective rate of 34.0% and 34.3%, respectively.

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

Cash Flows

Cash and cash equivalents increased by $114 million in the six months ended March 31, 2012.

Operating Activities

Cash provided by operations was $1.504 billion for the six months ended March 31, 2012, an increase of $60 million compared with the same period in 2011. The increase principally reflects higher operating income, lower income tax payments, including an income tax refund related to the carryback of capital losses and the impact of timing of payments, and the comparison against the payment of a premium on our debt extinguishment in the prior year, partially offset by higher film participation payments, the timing of annual incentive compensation payments as a result of our prior year fiscal year end change and payments related to our 2011 restructuring actions.

Investing Activities

Cash used in investing activities was $80 million for the six months ended March 31, 2012, compared with $101 million in the six months ended March 31, 2011. The decrease is due to lower spending on acquisitions and investments, partially offset by an increase in capital expenditures. In 2011, cash used in investing activities included $59 million related to acquisitions and investments principally reflecting an investment in a European television programmer.

Financing Activities

Cash used in financing activities was $1.301 billion for the six months ended March 31, 2012, compared with $637 million in the same period in 2011. The net outflow was primarily driven by the settlement of share repurchases and dividends. During the six months ended March 31, 2012, we repurchased 30.9 million shares for an aggregate price of $1.400 billion and paid $278 million in dividends. From April 1, 2012 through May 2, 2012, we repurchased an additional 4.4 million shares for an aggregate purchase price of $204 million. The net impact of our issuance of $1.750 billion of senior notes and debentures and debt repayments contributed a partially offsetting inflow.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

As of May 2, 2012, we had $5.9 billion remaining in our $10.0 billion stock repurchase program. The remaining share repurchases under the program are expected to be funded through a combination of cash generated by operations, borrowings under our credit facilities and external financing, as deemed appropriate.

Capital Resources

Capital Structure and Debt

At March 31, 2012, total debt was $7.778 billion, an increase of $413 million from $7.365 billion at September 30, 2011. The increase in debt reflects the impact of new issuances of senior notes and debentures, partially offset by repayments. Together, these transactions result in a reduction of the weighted-average borrowing cost of our public debt.

During the six months ended March 31, 2012, we took advantage of favorable market conditions and issued a total of $1.750 billion of senior notes and debentures. In December 2011, we issued $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount. In February 2012, we issued $500 million aggregate principal amount of 1.250% Senior Notes due 2015 at a price equal to 99.789% of the principal amount and $250 million aggregate principal amount of 4.500% Senior Debentures due 2042 at a price equal to 98.063% of the principal amount. We used the net proceeds from these offerings for general corporate purposes, including the repayment of outstanding indebtedness and the repurchase of shares under our stock repurchase program.

On January 9, 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modifies certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at March 31, 2012.

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

At March 31, 2012, there were no amounts outstanding under our credit facilities.

Commitments and Contingencies

Legal Matters

Our 2006 acquisition agreement with Harmonix provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement related to 2007 performance. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities - current on the Consolidated Balance Sheet as of March 31, 2012.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination as well as our efforts in a related and now stayed September 2011 lawsuit to obtain a refund of a substantial portion of the $150 million payment made in 2008.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in escrow and that we are also entitled to reduce the earn-out payment to the extent the amount the Company is entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that related to the other claims as meritless, and in November 2011, the court dismissed those claims. We continue to vigorously oppose the remaining claims in the lawsuit regarding the funds held in escrow and to seek full indemnification under the acquisition agreement.

Contractual Obligations

Our minimum rental payments under noncancelable leases have increased by approximately $900 million principally due to the April 2012 extension of our world headquarters office lease through June 2031.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended March 31, 2012 under our stock repurchase program. On November 9, 2011, we increased the aggregate amount of the program from $4.0 billion to $10.0 billion.

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)

Month ended January 31, 2012	4,058	$ 47.31	$ 6,608
Month ended February 29, 2012	4,716	$ 48.34	$ 6,380
Month ended March 31, 2012	5,884	$ 47.58	$ 6,100

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1	Tenth Supplemental Indenture, dated as of February 28, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 28, 2012) (File No. 001-32686).

10.1*	Summary of Viacom Inc. Compensation for Outside Directors.

10.2	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective January 18, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 27, 2012) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: May 3, 2012	By:	/S/ JAMES W. BARGE

James W. Barge
Executive Vice President, Chief Financial Officer

Date: May 3, 2012	By:	/S/ KATHERINE GILL-CHAREST

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)