Form 10-Q
period 2012-06-30
Viacom Inc.
filed 2012-08-03
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2012
Class A common stock, par value $0.001 per share	51,152,571
Class B common stock, par value $0.001 per share	463,435,375

VIACOM INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Revenues	$3,241	$3,766	$10,524	$10,861
Expenses:
Operating	1,599	1,945	5,429	5,683
Selling, general and administrative	682	761	2,066	2,180
Depreciation and amortization	57	65	178	203
Restructuring	-	14	-	14

Total expenses	2,338	2,785	7,673	8,080

Operating income	903	981	2,851	2,781
Interest expense, net	(104)	(104)	(312)	(310)
Equity in net earnings of investee companies	10	12	25	51
Loss on extinguishment of debt	-	-	(21)	(87)
Other items, net	(7)	10	(12)	3

Earnings from continuing operations before provision for income taxes	802	899	2,531	2,438
Provision for income taxes	(266)	(310)	(795)	(838)

Net earnings from continuing operations	536	589	1,736	1,600
Discontinued operations, net of tax	11	-	(371)	(10)

Net earnings (Viacom and noncontrolling interests)	547	589	1,365	1,590
Net earnings attributable to noncontrolling interests	(13)	(15)	(34)	(30)

Net earnings attributable to Viacom	$534	$574	$1,331	$1,560

Amounts attributable to Viacom:
Net earnings from continuing operations	$523	$574	$1,702	$1,570
Discontinued operations, net of tax	11	-	(371)	(10)

Net earnings attributable to Viacom	$534	$574	$1,331	$1,560

Basic earnings per share attributable to Viacom:
Continuing operations	$1.00	$0.99	$3.17	$2.65
Discontinued operations	$0.02	$-	$(0.69)	$(0.02)
Net earnings	$1.02	$0.99	$2.48	$2.63
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.99	$0.97	$3.13	$2.62
Discontinued operations	$0.02	$-	$(0.68)	$(0.02)
Net earnings	$1.01	$0.97	$2.45	$2.60
Weighted average number of common shares outstanding:
Basic	523.7	582.7	537.3	593.5
Diluted	530.4	591.6	544.1	600.2

Dividends declared per share of Class A and Class B common stock	$0.275	$0.25	$0.775	$0.55

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$774	$1,021
Receivables, net	2,582	2,732
Inventory, net	817	828
Deferred tax assets, net	47	41
Prepaid and other assets	291	639

Total current assets	4,511	5,261
Property and equipment, net	1,045	1,057
Inventory, net	4,247	4,239
Goodwill	11,031	11,064
Intangibles, net	339	392
Deferred tax assets, net	73	-
Other assets	712	788

Total assets	$21,958	$22,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$295	$427
Accrued expenses	894	1,152
Participants’ share and residuals	1,038	1,158
Program rights obligations	491	475
Deferred revenue	236	187
Current portion of debt	17	23
Other liabilities	745	520

Total current liabilities	3,716	3,942
Noncurrent portion of debt	8,147	7,342
Participants’ share and residuals	434	487
Program rights obligations	650	771
Deferred tax liabilities, net	-	123
Other liabilities	1,393	1,351
Redeemable noncontrolling interest	145	152

Commitments and contingencies (Note 10)

Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.2 and 51.4 outstanding, respectively	-	-
Class B common stock, par value $0.001, 5,000.0 authorized; 465.8 and 506.9 outstanding, respectively	1	1
Additional paid-in capital	8,698	8,614
Treasury stock, 252.9 and 207.2 common shares held in treasury, respectively	(10,325)	(8,225)
Retained earnings	9,336	8,418
Accumulated other comprehensive loss	(232)	(164)

Total Viacom stockholders’ equity	7,478	8,644

Noncontrolling interests	(5)	(11)

Total equity	7,473	8,633

Total liabilities and equity	$21,958	$22,801

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in millions)	2012	2011

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,365	$1,590
Discontinued operations, net of tax	371	10

Net earnings from continuing operations	1,736	1,600
Reconciling items:
Depreciation and amortization	178	203
Feature film and program amortization	3,270	3,325
Equity-based compensation	92	93
Equity in net income and distributions from investee companies	(19)	(43)
Deferred income taxes	(205)	269
Operating assets and liabilities, net of acquisitions:
Receivables	228	(426)
Inventory, program rights and participations	(3,542)	(3,177)
Accounts payable and other current liabilities	(99)	14
Other, net	103	(2)
Discontinued operations, net	(6)	(20)

Cash provided by operations	1,736	1,836

INVESTING ACTIVITIES
Acquisitions and investments	(19)	(58)
Capital expenditures	(109)	(77)
Discontinued operations, net	(84)	-

Net cash flow used in investing activities	(212)	(135)

FINANCING ACTIVITIES
Borrowings	2,116	982
Debt repayments	(892)	(776)
Commercial paper	(423)	-
Purchase of treasury stock	(2,112)	(1,561)
Dividends paid	(411)	(272)
Excess tax benefits on equity-based compensation awards	35	12
Other, net	(63)	17

Net cash flow used in financing activities	(1,750)	(1,598)

Effect of exchange rate changes on cash and cash equivalents	(21)	15

Net change in cash and cash equivalents	(247)	118
Cash and cash equivalents at beginning of period	1,021	837

Cash and cash equivalents at end of period	$774	$955

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

March 31, 2012	530.2	$8,674	$(9,625)	$8,947	$(193)	$7,803	$(11)	$7,792

Net earnings				534		534	13	547
Translation adjustments					(44)	(44)	-	(44)
Defined benefit pension plans					3	3	-	3
Other					2	2	-	2

Comprehensive income						495	13	508

Noncontrolling interests				-		-	(7)	(7)
Dividends declared				(145)		(145)	-	(145)
Purchase of treasury stock	(14.8)		(700)			(700)	-	(700)
Equity-based compensation and other	1.6	25				25	-	25

June 30, 2012	517.0	$8,699	$(10,325)	$9,336	$(232)	$7,478	$(5)	$7,473

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

March 31, 2011	588.1	$8,435	$(6,625)	$7,579	$(36)	$9,353	$(20)	$9,333

Net earnings				574		574	15	589
Translation adjustments					12	12	1	13
Defined benefit pension plans					2	2	-	2
Other					(7)	(7)	-	(7)

Comprehensive income						581	16	597

Noncontrolling interests				(21)		(21)	(5)	(26)
Dividends declared				(147)		(147)	-	(147)
Purchase of treasury stock	(14.2)		(700)			(700)	-	(700)
Equity-based compensation and other	2.8	97				97	-	97

June 30, 2011	576.7	$8,532	$(7,325)	$7,985	$(29)	$9,163	$(9)	$9,154

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2011	558.3	$8,615	$(8,225)	$8,418	$(164)	$8,644	$(11)	$8,633

Net earnings				1,331		1,331	34	1,365
Translation adjustments					(82)	(82)	-	(82)
Defined benefit pension plans					8	8	-	8
Other					6	6	-	6

Comprehensive income						1,263	34	1,297

Noncontrolling interests				5		5	(28)	(23)
Dividends declared				(418)		(418)	-	(418)
Purchase of treasury stock	(45.7)		(2,100)			(2,100)	-	(2,100)
Equity-based compensation and other	4.4	84				84	-	84

June 30, 2012	517.0	$8,699	$(10,325)	$9,336	$(232)	$7,478	$(5)	$7,473

(in millions)	Common Stock Outstanding (shares)	Common Stock/APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259

Net earnings				1,560		1,560	30	1,590
Translation adjustments					93	93	3	96
Defined benefit pension plans					5	5	-	5
Other					(13)	(13)	-	(13)

Comprehensive income						1,645	33	1,678

Noncontrolling interests				(21)		(21)	(18)	(39)
Dividends declared				(329)		(329)	-	(329)
Purchase of treasury stock	(36.0)		(1,600)			(1,600)	-	(1,600)
Equity-based compensation and other	4.2	185				185	-	185

June 30, 2011	576.7	$8,532	$(7,325)	$7,985	$(29)	$9,163	$(9)	$9,154

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011

Weighted average common shares outstanding, basic	523.7	582.7	537.3	593.5
Dilutive effect of equity-based compensation awards	6.7	8.9	6.8	6.7

Weighted average common shares outstanding, diluted	530.4	591.6	544.1	600.2

Anti-dilutive common shares	12.8	11.8	13.3	19.0

NOTE 3. INVENTORY

Inventory (in millions)	June 30, 2012	September 30, 2011

Film inventory:
Released, net of amortization	$702	$812
Completed, not yet released	30	139
In process and other	719	529

Total film inventory, net of amortization	1,451	1,480

Original programming:
Released, net of amortization	1,396	1,183
In process and other	517	513

Total original programming, net of amortization	1,913	1,696

Acquired program rights, net of amortization	1,576	1,760
Merchandise and other inventory, net of allowance of $75 and $73	124	131

Total inventory, net	5,064	5,067
Less current portion	(817)	(828)

Total inventory-noncurrent, net	$4,247	$4,239

NOTE 4. DEBT

Debt (in millions)	June 30, 2012	September 30, 2011

Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$598	$597
Senior notes due February 2015, 1.250%	599	-
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	-
Senior notes due April 2017, 3.500%	496	496
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	492	492
Senior notes due December 2021, 3.875%	591	-
Senior notes due June 2022, 3.125%	296	-
Senior debentures due April 2036, 6.875%	1,736	1,736
Senior debentures due October 2037, 6.750%	248	248
Senior debentures due February 2042, 4.500%	245	-
Senior notes due December 2055, 6.850%	-	750
Commercial paper	-	423
Capital lease and other obligations	248	406

Total debt	8,164	7,365
Less current portion	(17)	(23)

Total noncurrent portion	$8,147	$7,342

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Senior Notes and Debentures

During the nine months ended June 30, 2012, we issued a total of $2.150 billion of senior notes and debentures. In December 2011, we issued $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount. In February 2012, we issued $500 million aggregate principal amount of 1.250% Senior Notes due 2015 at a price equal to 99.789% of the principal amount and $250 million aggregate principal amount of 4.500% Senior Debentures due 2042 at a price equal to 98.063% of the principal amount. In June 2012, we issued $300 million aggregate principal amount of 3.125% Senior Notes due 2022 at a price equal to 98.553% of the principal amount and an additional $100 million aggregate principal amount of our 1.250% Senior Notes due 2015 at a price equal to 100.026% of the principal amount.

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

At June 30, 2012, the total unamortized net discount related to the senior notes and debentures was $52 million. The fair value of the Company’s senior notes and debentures exceeded the carrying value by approximately $1.2 billion at June 30, 2012. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modifies certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at June 30, 2012.

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

At June 30, 2012, there were no amounts outstanding under our credit facilities.

NOTE 5. FINANCIAL INSTRUMENTS

At June 30, 2012, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the valuation of the Company’s financial assets and liabilities as of June 30, 2012 and September 30, 2011:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

June 30, 2012
Marketable securities	$84	$84	$-	$-
Derivatives	(1)	-	(1)	-

Total	$83	$84	$(1)	$-

September 30, 2011
Marketable securities	$68	$68	$-	$-
Derivatives	(4)	-	(4)	-

Total	$64	$68	$(4)	$-

NOTE 6. PENSION BENEFITS

Net periodic benefit costs for the Company under its defined benefit pension plans consist of the following:

Net Periodic Benefit Costs (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Service cost	$8	$7	$24	$21
Interest cost	12	11	36	33
Expected return on plan assets	(10)	(9)	(28)	(27)
Recognized actuarial loss	5	3	14	9

Net periodic benefit costs	$15	$12	$46	$36

NOTE 7. EQUITY-BASED COMPENSATION

During the quarter ended June 30, 2012, the Company granted 3.1 million stock options and 1.2 million restricted stock units with a grant date fair value of $10.12 and $47.21 per share, respectively.

NOTE 8. RESTRUCTURING

As of September 30, 2011, the Company had recorded $124 million of restructuring liabilities related to the restructuring plan undertaken and other employee separation costs incurred in 2011, as further described in Note 11 of the 2011 Form 10-K. There have been no significant changes to the plan. We expect that the restructuring plan will be substantially completed by September 30, 2012.

The Company’s restructuring liabilities as of June 30, 2012 by reporting segment are as follows:

Restructuring Liabilities (in millions)	Media Networks	Filmed Entertainment	Total

September 30, 2011	$80	$44	$124

Severance payments	(35)	(30)	(65)
Lease payments	(2)	(4)	(6)

June 30, 2012	$43	$10	$53

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9. RELATED PARTY TRANSACTIONS

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2012 and 2011, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $16 million and $20 million, respectively.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

	Quarter Ended		Nine Months Ended
CBS Related Party Transactions	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Consolidated Statements of Earnings
Revenues	$52	$54	$196	$241
Operating expenses	$71	$87	$252	$313

			June 30, 2012	September 30, 2011
Consolidated Balance Sheets
Accounts receivable			$6	$6
Other assets			1	1

Total due from CBS			$7	$7

Accounts payable			$2	$1
Participants’ share and residuals, current			124	162
Program rights obligations, current			110	73
Program rights obligations, noncurrent			164	243
Other liabilities			29	37

Total due to CBS			$429	$516

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

	Quarter Ended		Nine Months Ended
Other Related Party Transactions	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Consolidated Statements of Earnings
Revenues	$60	$49	$177	$135
Operating expenses	$22	$17	$75	$48
Selling, general and administrative	$(4)	$(4)	$(12)	$(12)

			June 30, 2012	September 30, 2011
Consolidated Balance Sheets
Accounts receivable			$111	$88
Other assets			2	2

Total due from other related parties			$113	$90

Accounts payable			$13	$32
Other liabilities			13	10

Total due to other related parties			$26	$42

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

All other related party transactions are not material in the periods presented.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At June 30, 2012, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $575 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of approximately $200 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In September 2007, Brantley, et al. v. NBC Universal, Inc., et al., was filed in the United States District Court for the Central District of California against the Company and several other program content providers on behalf of a purported nationwide class of cable and satellite subscribers. The plaintiffs also sued several major cable and satellite program distributors. Plaintiffs allege that separate contracts between the program providers and the cable and satellite operator defendants providing for the sale of programming in specific tiers each unreasonably restrain trade in a variety of markets in violation of the Sherman Act. In June 2011, the Court of Appeals for the Ninth Circuit affirmed the District Court’s decision dismissing, with prejudice, the plaintiffs’ third amended

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

complaint. The plaintiffs filed a petition for a rehearing of the case by the full Court of Appeals and oral argument was heard in October 2011. On October 31, 2011, the Court of Appeals withdrew its decision in light of the subsequent death of one of the judges on the panel. In March 2012, a new panel of the Court of Appeals affirmed the District Court’s decision dismissing with prejudice, the plaintiffs’ third amended complaint, and in May 2012, the Court of Appeals denied plaintiffs’ motion for a rehearing of the Court’s March 2012 decision.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities—current on the Consolidated Balance Sheets, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination.

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

NOTE 11. DISCONTINUED OPERATIONS

Discontinued operations activity for the nine months ended June 30, 2012 principally reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. To the extent paid, the charge will generate a tax benefit of up to $135 million, which will be available to offset qualifying future cash taxes.

The pre-tax loss from discontinued operations for the nine months ended June 30, 2011 includes a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal. For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $75 million has been recognized as of June 30, 2012 and $40 million will be available to offset qualifying future cash taxes.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Discontinued Operations			Nine Months Ended June 30,
(in millions)			2012	2011

Revenues from discontinued operations			$-	$49

Pre-tax loss from discontinued operations			$(389)	$(24)
Income tax provision			18	14

Net loss from discontinued operations			$(371)	$(10)

NOTE 12. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Supplemental Cash Flow Information	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011

Cash paid for interest	$144	$136	$345	$355
Cash paid for income taxes*	$520	$379	$593	$612

*The nine months ended June 30, 2012 includes approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.
Redeemable Noncontrolling Interest	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011

Beginning balance	$151	$132	$152	$131
Net earnings	2	2	13	9
Distributions	(6)	(1)	(15)	(11)
Translation adjustment	(2)	(2)	-	2
Redemption value adjustment	-	21	(5)	21

Ending balance	$145	$152	$145	$152

Accounts Receivable

At June 30, 2012, there were $311 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheets principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Investments in Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2012 and September 30, 2011, the Company’s aggregate investment carrying value in unconsolidated VIEs was $156 million and $137 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 9.

Consolidated Variable Interest Entities

As of June 30, 2012 and September 30, 2011, there are $24 million and $25 million of assets and $87 million and $86 million of liabilities, respectively, included within the Company’s Consolidated Balance Sheets in respect of Tr3s’ investment interest in a Hispanic-oriented television broadcaster. The entity’s revenues, expenses and operating income for the quarter and nine months ended June 30, 2012 and 2011 were not significant to the Company.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Income Taxes

During the quarter and nine months ended June 30, 2012, we recognized $11 million and $77 million of discrete tax benefits, respectively. The benefits recognized in the quarter principally reflect the release of tax reserves with respect to certain effectively settled tax positions. The benefits earlier in the year were recognized upon determining that certain operating and capital loss carryforward benefits are now more likely than not to be realized.

NOTE 13. REPORTING SEGMENTS

The following tables set forth the Company’s financial performance by reporting segment. The Company’s reporting segments have been determined in accordance with the Company’s internal management structure. The Company manages its operations through two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the Consolidated Financial Statements is included within eliminations in the tables below.

The Company’s measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), less equity-based compensation and certain other items identified as affecting comparability, including restructuring and asset impairment, when applicable.

	Quarter Ended		Nine Months Ended
Revenues by Segment	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Media Networks	$2,266	$2,391	$6,904	$6,853
Filmed Entertainment	1,006	1,407	3,733	4,130
Eliminations	(31)	(32)	(113)	(122)

Total revenues	$3,241	$3,766	$10,524	$10,861

	Quarter Ended		Nine Months Ended
Adjusted Operating Income (Loss)	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Media Networks	$934	$1,033	$2,956	$2,890
Filmed Entertainment	46	49	130	156
Corporate expenses	(43)	(58)	(144)	(160)
Equity-based compensation	(35)	(30)	(92)	(93)
Eliminations	1	1	1	2
Restructuring	-	(14)	-	(14)

Operating income	903	981	2,851	2,781
Interest expense, net	(104)	(104)	(312)	(310)
Equity in net earnings of investee companies	10	12	25	51
Loss on extinguishment of debt	-	-	(21)	(87)
Other items, net	(7)	10	(12)	3

Earnings from continuing operations before provision for income taxes	$802	$899	$2,531	$2,438

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Total Assets	June 30,	September 30,
(in millions)	2012	2011

Media Networks	$16,448	$16,404
Filmed Entertainment	5,244	5,593
Corporate/Eliminations	266	804

Total assets	$21,958	$22,801

	Quarter Ended		Nine Months Ended
Revenues by Component	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Advertising	$1,166	$1,275	$3,593	$3,744
Feature film	902	1,335	3,426	3,810
Affiliate fees	976	971	2,911	2,636
Ancillary	228	217	707	793
Eliminations	(31)	(32)	(113)	(122)

Total revenues	$3,241	$3,766	$10,524	$10,861

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

Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the quarter and nine months ended June 30, 2012 compared to the quarter and nine months ended June 30, 2011.

Segment Results of Operations. The segment results of operations section provides an analysis of our results on a reportable segment basis for the quarter and nine months ended June 30, 2012 compared to the quarter and nine months ended June 30, 2011.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 and an update on our indebtedness.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results of operations are presented below for the quarter and nine months ended June 30, 2012 and 2011.

	Quarter Ended June 30,		Better/ (Worse)		Nine Months Ended June 30,		Better/ (Worse)
(in millions, except per share amounts)	2012	2011	$	%	2012	2011	$	%

Revenues	$3,241	$3,766	$(525)	(14)%	$10,524	$10,861	$(337)	(3)%
Operating income	903	981	(78)	(8)	2,851	2,781	70	3
Adjusted operating income	903	995	(92)	(9)	2,851	2,795	56	2
Net earnings from continuing operations attributable to Viacom	523	574	(51)	(9)	1,702	1,570	132	8
Adjusted net earnings from continuing operations attributable to Viacom	512	583	(71)	(12)	1,638	1,633	5	-
Diluted EPS from continuing operations	0.99	0.97	0.02	2	3.13	2.62	0.51	19
Adjusted diluted EPS from continuing operations	$0.97	$0.99	$(0.02)	(2)%	$3.01	$2.72	$0.29	11%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Worldwide revenues decreased $525 million, or 14%, to $3.241 billion in the quarter, and $337 million, or 3%, to $10.524 billion in the nine months ended June 30, 2012. The decreases of $401 million and $397 million in Filmed Entertainment revenues in the quarter and nine months, respectively, reflect lower theatrical, television license fee and home entertainment revenues. The decrease of $125 million in Media Networks revenues in the quarter reflects lower advertising and ancillary revenues. The increase of $51 million in Media Networks revenues in the nine months reflects higher affiliate fee revenues, partially offset by lower advertising and ancillary revenues.

Operating Income

Adjusted operating income decreased $92 million, or 9%, to $903 million in the quarter ended June 30, 2012. Media Networks adjusted operating income decreased $99 million, reflecting the overall decrease in revenues, partially offset by a decrease in expenses. Filmed Entertainment adjusted operating income decreased $3 million, reflecting the revenue decline, substantially offset by lower expenses. Corporate expenses decreased $15 million, principally reflecting a decrease in variable compensation costs. Adjusted results for the quarter ended June 30, 2011 exclude the impact of a restructuring charge. Including the impact of the restructuring charge, operating income decreased $78 million, or 8%, in the quarter ended June 30, 2012.

Adjusted operating income increased $56 million, or 2%, to $2.851 billion in the nine months ended June 30, 2012. Media Networks adjusted operating income increased $66 million, principally reflecting the overall increase in revenues. Filmed Entertainment adjusted operating income decreased $26 million, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by this year’s increased digital revenues. Adjusted results for the nine months ended June 30, 2011 exclude the impact of the prior year restructuring charge. Including the impact of the restructuring charge, operating income increased $70 million, or 3%, in the nine months ended June 30, 2012.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom decreased $71 million, or 12%, in the quarter ended June 30, 2012, principally due to the decrease in tax-effected adjusted operating income described above and foreign exchange losses, included within Other items, net, reflecting the strengthening of the U.S. Dollar. Our effective income tax rate was 34.5% in the quarters ended June 30, 2012 and 2011, excluding the impact of discrete items. Adjusted diluted EPS from continuing operations decreased $0.02 per diluted share to $0.97 for the quarter ended June 30, 2012, reflecting the decrease in adjusted net earnings from continuing operations, partially offset by fewer outstanding shares due to our ongoing stock repurchase program. Including the impact of the current year discrete tax benefits and prior year restructuring charge, net earnings from continuing operations attributable to Viacom decreased $51 million, or 9%, in the quarter ended June 30, 2012, and diluted EPS from continuing operations increased $0.02 per diluted share to $0.99.

Adjusted net earnings from continuing operations attributable to Viacom increased $5 million in the nine months ended June 30, 2012, principally due to the increase in tax-effected adjusted operating income described above, partially offset by lower equity income due to a Viacom 18 equity loss and foreign exchange losses. Our effective income tax rate was 34.5% in the nine months ended June 30, 2012 and 2011, excluding the impact of discrete items. Adjusted diluted EPS from continuing operations increased $0.29 per diluted share to $3.01 for the nine months ended June 30, 2012, principally reflecting fewer outstanding shares. Including the impact of the current year discrete tax benefits, prior year restructuring charge, and losses on extinguishment of debt in both years, net earnings from continuing operations attributable to Viacom increased $132 million, or 8%, in the nine months ended June 30, 2012, and diluted EPS from continuing operations increased $0.51 per diluted share to $3.13.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Discontinued Operations, Net of Tax

The $371 million loss from discontinued operations for the nine months ended June 30, 2012 principally reflects a $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. The $10 million loss from discontinued operations for the nine months ended June 30, 2011 includes a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal, partially offset by the related tax benefit.

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

Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2012	2011	$	%	2012	2011	$	%

Revenues by Component
Advertising	$1,166	$1,275	$(109)	(9)	$3,593	$3,744	$(151)	(4)%
Affiliate fees	976	971	5	1%	2,911	2,636	275	10
Ancillary	124	145	(21)	(14)	400	473	(73)	(15)

Total revenues by component	$2,266	$2,391	$(125)	(5)%	$6,904	$6,853	$51	1%

Expenses
Operating	$798	$765	$(33)	(4)%	$2,348	$2,258	$(90)	(4)%
Selling, general and administrative	499	551	52	9	1,490	1,571	81	5
Depreciation and amortization	35	42	7	17	110	134	24	18

Total expenses	$1,332	$1,358	$26	2%	$3,948	$3,963	$15	-

Adjusted Operating Income	$934	$1,033	$(99)	(10)%	$2,956	$2,890	$66	2%

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

Worldwide revenues decreased $125 million, or 5%, to $2.266 billion in the quarter ended June 30, 2012, driven by lower advertising and ancillary revenues. Domestic revenues were $1.935 billion, a decrease of $101 million, or 5%. International revenues were $331 million, a decrease of $24 million, or 7%, with a 4-percentage point unfavorable impact from foreign exchange.

Worldwide revenues increased $51 million, or 1%, to $6.904 billion in the nine months ended June 30, 2012, driven by higher affiliate fee revenues, partially offset by lower advertising and ancillary revenues. Domestic

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

revenues were $5.837 billion, an increase of $50 million, or 1%. International revenues were substantially flat at $1.067 billion, including a 2-percentage point unfavorable impact from foreign exchange.

Advertising

Worldwide advertising revenues decreased $109 million, or 9%, to $1.166 billion in the quarter ended June 30, 2012. Domestic advertising revenues decreased 7%. Approximately half of the decline was due to the timing of event-driven programming, with the remainder principally reflecting an increase in our audience deficiency unit liability. Lower ratings at certain networks required us to increase the liability associated with the under-delivery of ratings guarantees. The average unit pricing in the prior year quarter benefited from both the Nickelodeon Kids’ Choice Awards, which aired in our fiscal second quarter this year, and BET Awards, which aired in our fiscal fourth quarter this year. International advertising revenues decreased 18% in the quarter, including lower revenues from certain production and promotional events. Foreign exchange also had a 6-percentage point unfavorable impact on international advertising revenues.

Worldwide advertising revenues decreased $151 million, or 4%, to $3.593 billion in the nine months ended June 30, 2012. Domestic advertising revenues decreased 3%, primarily driven by lower commercial units sold. During the period, lower commercial units sold reduced domestic revenues by 4%, reflecting a combination of lower ratings and market demand. Lower ratings resulted in fewer commercial units being available for sale as units were used in the first half of the year to achieve ratings guarantees. The impact of the decline in units sold was partially offset by a modest increase in average unit pricing. International advertising revenues decreased 10% in the nine months, including lower revenues from certain production and promotional events. Foreign exchange also had a 3-percentage point unfavorable impact on international advertising revenues.

Affiliate Fees

Worldwide affiliate fees increased $5 million, or 1%, to $976 million in the quarter ended June 30, 2012. Domestic affiliate revenues decreased 1%, reflecting a difficult comparison against the prior year quarter, which benefited from the availability of a significant amount of programming under our digital distribution arrangements, partially offset by rate increases. Excluding the impact of digital distribution arrangements, the domestic affiliate revenue growth rate was in the high-single digits. International affiliate revenues increased 10%, including availabilities under digital distribution arrangements. Foreign exchange had a 4-percentage point unfavorable impact on international affiliate revenues.

Worldwide affiliate fees increased $275 million, or 10%, to $2.911 billion in the nine months ended June 30, 2012, principally reflecting rate increases, as well as a benefit from the availability of certain programming related to digital distribution arrangements. Domestic affiliate revenues increased 9% and international revenues increased 17%, including a 2-percentage point unfavorable impact from foreign exchange. Excluding the impact of digital distribution arrangements, the domestic affiliate revenue growth rate was in the high-single digits.

Ancillary

Worldwide ancillary revenues decreased $21 million, or 14%, to $124 million in the quarter and $73 million, or 15%, to $400 million in the nine months ended June 30, 2012, principally reflecting lower consumer products licensing and home entertainment revenues.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Total expenses decreased $26 million, or 2%, to $1.332 billion in the quarter and $15 million to $3.948 billion in the nine months ended June 30, 2012, reflecting decreases in SG&A expenses and depreciation and amortization, partially offset by increases in operating expenses.

Operating

Operating expenses increased $33 million, or 4%, to $798 million in the quarter and $90 million, or 4%, to $2.348 billion in the nine months ended June 30, 2012. Programming expenses increased $41 million, or 6%, in the quarter and $80 million, or 4%, in the nine months, principally reflecting expenses associated with our continuing investment in programming. Distribution and other expenses, including participations related to digital distribution arrangements, decreased $8 million, or 9%, in the quarter and increased $10 million, or 4%, in the nine months ended June 30, 2012.

Selling, General and Administrative

SG&A expenses decreased $52 million, or 9%, to $499 million in the quarter and $81 million, or 5%, to $1.490 billion in the nine months ended June 30, 2012, principally due to lower incentive-based compensation accruals, as well as savings from our 2011 restructuring actions. The quarter also reflects lower advertising and promotional expenses principally due to the timing of event-driven programming.

Depreciation and Amortization

Depreciation and amortization decreased $7 million, or 17%, to $35 million in the quarter and $24 million, or 18%, to $110 million in the nine months ended June 30, 2012, principally resulting from lower intangible asset and capital lease amortization.

Adjusted Operating Income

Adjusted operating income decreased $99 million, or 10%, to $934 million in the quarter, reflecting the overall decrease in revenues, partially offset by a decrease in expenses. Adjusted operating income increased $66 million, or 2%, to $2.956 billion in the nine months ended June 30, 2012, principally reflecting the overall increase in revenues.

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2012	2011	$	%	2012	2011	$	%

Revenues by Component
Theatrical	$283	$588	$(305)	(52)%	$1,179	$1,405	$(226)	(16)%
Home entertainment	304	331	(27)	(8)	1,317	1,379	(62)	(4)
Television license fees	315	416	(101)	(24)	930	1,026	(96)	(9)
Ancillary	104	72	32	44	307	320	(13)	(4)

Total revenues by component	$1,006	$1,407	$(401)	(29)%	$3,733	$4,130	$(397)	(10)%

Expenses
Operating	$833	$1,214	$381	31%	$3,195	$3,549	$354	10%
Selling, general & administrative	106	122	16	13	343	359	16	4
Depreciation & amortization	21	22	1	5	65	66	1	2

Total expenses	$960	$1,358	$398	29%	$3,603	$3,974	$371	9%

Adjusted Operating Income	$46	$49	$(3)	(6)%	$130	$156	$(26)	(17)%

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

Worldwide revenues decreased $401 million, or 29%, to $1.006 billion in the quarter and $397 million, or 10%, to $3.733 billion in the nine months ended June 30, 2012, driven by lower theatrical, television license fee and home entertainment revenues. The decrease in the quarter was partially offset by higher ancillary revenues. Domestic revenues were $451 million in the quarter, a decrease of $213 million, or 32%, and $1.685 billion in the nine months ended June 30, 2012, a decrease of $435 million, or 21%. International revenues were $555 million in the quarter, a decrease of $188 million, or 25%, and $2.048 billion in the nine months ended June 30, 2012, an increase of $38 million, or 2%. Foreign exchange had a 4-percentage point and 2-percentage point unfavorable impact on international revenues in the quarter and nine months, respectively. Worldwide revenues for our fiscal fourth quarter are expected to reflect a difficult comparison to the theatrical and domestic home entertainment performance of Transformers: Dark of the Moon in the prior year.

Theatrical

Worldwide theatrical revenues decreased $305 million, or 52%, to $283 million in the quarter ended June 30, 2012, reflecting the number and mix of our current quarter releases. During the quarter, we released three films, DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted, The Dictator and Titanic 3D. In the comparable period of 2011, we released four films. Revenues from our current quarter releases were $282 million lower than the prior year quarter, principally due to the difficult comparison against last year’s release of Marvel’s Thor. The decline in revenues also reflects lower carryover revenues from our prior quarter releases of $23 million. Domestic and international theatrical revenues decreased 47% and 56%, respectively. Foreign exchange had a 5-percentage point unfavorable impact on international theatrical revenues.

Worldwide theatrical revenues decreased $226 million, or 16%, to $1.179 billion in the nine months ended June 30, 2012, principally reflecting the lower revenues from our current quarter releases. During each of the nine months ended June 30, 2012 and 2011, we released fourteen films. This year’s films included Mission: Impossible – Ghost Protocol, DreamWorks Animation’s Puss in Boots and Madagascar 3: Europe’s Most Wanted, and Paranormal Activity 3. Domestic and international theatrical revenues decreased 28% and 4%, respectively. Foreign exchange had a 3-percentage point unfavorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $27 million, or 8%, to $304 million in the quarter ended June 30, 2012, principally reflecting the mix of titles released in the current quarter. During the quarter, we released Mission: Impossible – Ghost Protocol, as well as three titles that were less widely distributed than those in the prior year quarter, The Devil Inside, A Thousand Words and Jeff, Who Lives at Home. In the comparable period of 2011, we also released four titles, including True Grit, Justin Bieber: Never Say Never and No Strings Attached. Domestic home entertainment revenues decreased 26%, while international revenues increased 13%, principally reflecting the timing of our international releases. Foreign exchange had a 6-percentage point unfavorable impact on international home entertainment revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Worldwide home entertainment revenues decreased $62 million, or 4%, to $1.317 billion in the nine months ended June 30, 2012. Current year releases included Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Kung Fu Panda 2 and Puss in Boots, Mission: Impossible – Ghost Protocol and Super 8. The decrease in revenues was principally driven by lower revenues from our third-party distribution arrangements, partially offset by the strength of the international release of Transformers: Dark of the Moon. Domestic home entertainment revenues decreased 9%, while international revenues increased 1%, including a 2-percentage point unfavorable impact from foreign exchange.

Television License Fees

Worldwide television license fees decreased $101 million, or 24%, to $315 million in the quarter and $96 million, or 9%, to $930 million in the nine months ended June 30, 2012, driven by the number and mix of available titles.

Ancillary

Worldwide ancillary revenues increased $32 million, or 44%, to $104 million in the quarter ended June 30, 2012, driven by higher digital revenues.

Worldwide ancillary revenues decreased $13 million, or 4%, to $307 million in the nine months ended June 30, 2012, reflecting the comparison against the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year for approximately $115 million, partially offset by higher digital and merchandising revenues.

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

Total expenses decreased $398 million, or 29%, to $960 million in the quarter and $371 million, or 9%, to $3.603 billion in the nine months ended June 30, 2012, principally driven by a decrease in operating expenses.

Operating

Operating expenses decreased $381 million, or 31%, to $833 million in the quarter and $354 million, or 10%, to $3.195 billion in the nine months ended June 30, 2012, principally due to the mix of theatrical releases. Distribution and other costs, principally print and advertising expenses, decreased $194 million, or 33%, and $201 million, or 11%, in the quarter and nine months, respectively. Film costs decreased $187 million, or 30%, and $153 million, or 9%, in the quarter and nine months, respectively.

Selling, General and Administrative

SG&A expenses decreased $16 million, or 13%, to $106 million in the quarter and $16 million, or 4%, to $343 million in the nine months ended June 30, 2012, principally driven by savings from our 2011 restructuring actions.

Adjusted Operating Income

Adjusted operating income decreased $3 million, or 6%, to $46 million in the quarter ended June 30, 2012, reflecting the revenue decline, substantially offset by lower expenses. Adjusted operating income decreased $26

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

million, or 17%, to $130 million in the nine months ended June 30, 2012, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by this year’s increased digital revenues.

FACTORS AFFECTING COMPARABILITY

The consolidated financial statements as of and for the quarter and nine months ended June 30, 2012 and 2011 reflect our results of operations, financial position and cash flows reported in accordance with U.S. GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables reconcile our adjusted measures to our reported results for the quarter and nine months ended June 30, 2012 and 2011.

	Quarter Ended June 30, 2012
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$903	$802	$523	$0.99
Factors Affecting Comparability:
Discrete tax benefits	-	-	(11)	(0.02)

Adjusted results	$903	$802	$512	$0.97

	Nine Months Ended June 30, 2012
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$2,851	$2,531	$1,702	$3.13
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(77)	(0.14)

Adjusted results	$2,851	$2,552	$1,638	$3.01

	Quarter Ended June 30, 2011
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$981	$899	$574	$0.97
Factors Affecting Comparability:
Restructuring	14	14	9	0.02

Adjusted results	$995	$913	$583	$0.99

	Nine Months Ended June 30, 2011
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$2,781	$2,438	$1,570	$2.62
Factors Affecting Comparability:
Restructuring	14	14	9	0.01
Extinguishment of debt	-	87	54	0.09

Adjusted results	$2,795	$2,539	$1,633	$2.72

(1)	Pre-tax earnings from continuing operations represent earnings before provision for income taxes.
(2)	The tax impact has been calculated using the rates applicable to the adjustments presented.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Discrete Tax Items

In the quarter and nine months ended June 30, 2012, our effective income tax rate was 34.5%, excluding the impact of discrete items. Discrete tax benefits of $11 million contributed 1.3 percentage points of tax benefit in the quarter, which reconciles to the reported effective rate of 33.2%. Discrete tax benefits of $77 million, taken together with the effective income tax rate impact of the loss on extinguishment of debt, contributed 3.1 percentage points of tax benefit in the nine months, which reconciles to the reported effective rate of 31.4%. The benefits recognized in the quarter principally reflect the release of tax reserves with respect to certain effectively settled tax positions. The benefits earlier in the year were recognized upon determining that certain operating and capital loss carryforward benefits are now more likely than not to be realized.

In the nine months ended June 30, 2011, our effective income tax rate was 34.5%, excluding the effective income tax rate impact of the loss on extinguishment of debt. The discrete effective income tax rate impact of the loss was 0.1 incremental percentage points of tax benefit, which reconciles to the reported effective rate of 34.4%.

Extinguishment of Debt

During the nine months ended June 30, 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.

During the nine months ended June 30, 2011, we repurchased $582 million of the $1.5 billion aggregate principal of our 6.250% Senior Notes due 2016 at a purchase price of $1,153.50 per $1,000, which resulted in a pre-tax extinguishment loss of $87 million.

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

(continued)

Cash Flows

Cash and cash equivalents decreased by $247 million in the nine months ended June 30, 2012.

Operating Activities

Cash provided by operations was $1.736 billion for the nine months ended June 30, 2012, a decrease of $100 million compared with the same period in 2011. The decrease principally reflects higher programming spending and film participation payments, the timing of annual incentive compensation payments as a result of our prior year fiscal year end change and payments related to our 2011 restructuring actions, partially offset by a favorable working capital position and the comparison against the payment of a premium on our debt extinguishment in the prior year.

Investing Activities

Cash used in investing activities was $212 million for the nine months ended June 30, 2012, compared with $135 million in the nine months ended June 30, 2011. The increase reflects a payment related to the earn-out dispute with the former shareholders of Harmonix. In addition, lower spending on acquisitions and investments was substantially offset by an increase in capital expenditures. In 2011, cash used in investing activities included $58 million related to acquisitions and investments principally reflecting an investment in a European television programmer.

Financing Activities

Cash used in financing activities was $1.750 billion for the nine months ended June 30, 2012, compared with $1.598 billion in the same period in 2011. The net outflow was primarily driven by the settlement of share repurchases and dividends. During the nine months ended June 30, 2012, we repurchased 45.7 million shares for an aggregate price of $2.100 billion and paid $411 million in dividends. From July 1, 2012 through August 2, 2012, we repurchased an additional 4.6 million shares for an aggregate purchase price of $216 million. The net impact of our issuance of $2.150 billion of senior notes and debentures and debt repayments of $1.315 billion contributed a partially offsetting inflow. In the prior year, cash used in financing activities was driven by share repurchases of $1.600 billion and dividends of $272 million, partially offset by the net impact of our senior notes issuances and debt repayments.

As of August 2, 2012, we had $5.184 billion remaining in our $10.0 billion stock repurchase program. The remaining share repurchases under the program are expected to be funded through a combination of cash generated by operations, borrowings under our credit facilities and external financing, as deemed appropriate.

In May 2012, we increased our quarterly dividend to $0.275 per share of Class A and B common stock from $0.25 per share, beginning with the dividend payable on July 2, 2012.

Capital Resources

Capital Structure and Debt

At June 30, 2012, total debt was $8.164 billion, an increase of $799 million from $7.365 billion at September 30, 2011. The increase in debt reflects the impact of new issuances of senior notes and debentures, partially offset by repayments. Together, these transactions result in a reduction of the weighted-average borrowing cost of our public debt.

During the nine months ended June 30, 2012, we took advantage of favorable market conditions and issued a total of $2.150 billion of senior notes and debentures. In December 2011, we issued $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

amount. In February 2012, we issued $500 million aggregate principal amount of 1.250% Senior Notes due 2015 at a price equal to 99.789% of the principal amount and $250 million aggregate principal amount of 4.500% Senior Debentures due 2042 at a price equal to 98.063% of the principal amount. In June 2012, we issued $300 million aggregate principal amount of 3.125% Senior Notes due 2022 at a price equal to 98.553% of the principal amount and an additional $100 million aggregate principal amount of our 1.250% Senior Notes due 2015 at a price equal to 100.026% of the principal amount. We used the net proceeds from these offerings for general corporate purposes, including the repayment of outstanding indebtedness and the repurchase of shares under our stock repurchase program.

On January 9, 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modifies certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at June 30, 2012.

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

At June 30, 2012, there were no amounts outstanding under our credit facilities.

Commitments and Contingencies

Legal Matters

Our 2006 acquisition agreement with Harmonix provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities – current on the Consolidated Balance Sheets, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination.

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

OTHER MATTERS

Related Parties

In the ordinary course of business we enter into transactions with related parties, including NAI, CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 9 to the Consolidated Financial Statements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2011 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 10 to the Consolidated Financial Statements included elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended June 30, 2012 under our stock repurchase program. On November 9, 2011, we increased the aggregate amount of the program from $4.0 billion to $10.0 billion.

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)

Month ended April 30, 2012	4,354	$ 46.85	$ 5,896
Month ended May 31, 2012	5,038	$ 47.64	$ 5,656
Month ended June 30, 2012	5,439	$ 47.07	$ 5,400

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1	Eleventh Supplemental Indenture, dated as of June 14, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed June 14, 2012) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: August 3, 2012	By:	/S/ JAMES W. BARGE

James W. Barge
Executive Vice President, Chief Financial Officer

Date: August 3, 2012	By:	/S/ KATHERINE GILL-CHAREST

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)