Form 10-K
period 2012-09-30
Viacom Inc.
filed 2012-11-15
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

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

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	NASDAQ Global Select Market
Class B Common Stock, $0.001 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of the close of business on March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there were 51,410,737 shares of the registrant’s Class A common stock, par value $0.001 per share, and 478,630,502 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 31, 2012 was approximately $547.9 million (based upon the closing price of $51.97 per share as reported by the NASDAQ Global Select Market on March 30, 2012). The aggregate market value of Class B common stock held by non-affiliates as of March 31, 2012 was approximately $22.6 billion (based upon the closing price of $47.46 per share as reported by the NASDAQ Global Select Market on March 30, 2012).

As of November 7, 2012, 51,151,238 shares of our Class A common stock and 451,025,969 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2013 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

PART I

Item 1. Business.

OVERVIEW

Viacom is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories. We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

In 2010, we changed our fiscal year end to September 30 from December 31 to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, particularly the cable broadcast year. This Annual Report on Form 10-K reports our financial results for the twelve months ended September 30, 2012, which we refer to as “fiscal year 2012.” Our “fiscal year 2011” results reflect our results for the twelve-months ended September 30, 2011 and our “fiscal year 2010” results reflect our results for the nine-month transition period ended September 30, 2010.

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

Viacom Media Networks operates our media networks businesses through four channel groups: Music & Logo, Nickelodeon, Entertainment and BET Networks. Viacom Media Networks and its international operations reach approximately 700 million households in over 160 countries and territories worldwide via more than 200 locally programmed and operated TV channels and hundreds of digital and mobile TV properties, which include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, COMEDY CENTRAL®, TV Land®, SPIKE®, Tr3s®, Paramount Channel™ and VIVA™, among others. Viacom Media Networks also has a casual games business that includes websites such as AddictingGames.com and Shockwave.com.

Our Media Networks segment generates revenues from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 66%, 61% and 65% of our revenues for the fiscal years 2012, 2011 and 2010, respectively.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films® and Nickelodeon Movies™ brands. Paramount Pictures, celebrating its 100th year in 2012, is a major global producer and distributor of filmed entertainment and has a library consisting of over 3,300 motion pictures and a small number of television programs. It also acquires films for distribution and has distribution relationships with third parties. In fiscal year 2012, Paramount distributed two theatrical titles under its distribution arrangement with DreamWorks Animation SKG, Inc. (“DreamWorks Animation”) and expects to distribute the final film under such distribution arrangement in theaters in November 2012. In fiscal year 2011, Paramount distributed the final two theatrical titles under its distribution arrangement with MVL Productions LLC (“Marvel”), now a subsidiary of The Walt Disney Company (“Disney”). Paramount also distributes motion pictures and other entertainment content on DVDs and Blu-ray discs, television, digital and other platforms in the United States and internationally.

Revenues from the Filmed Entertainment segment are generated primarily from the theatrical release and/or distribution of motion pictures, sale of home entertainment products such as DVDs and Blu-ray discs, and the licensing of motion pictures and other content to pay and basic cable television, broadcast television, syndicated television and digital media outlets. Revenues from the Filmed Entertainment segment accounted for 35%, 40% and 36% of our revenues for fiscal years 2012, 2011 and 2010, respectively, with elimination of intercompany revenues of (1%) for each period.

Business Strategy

We develop and distribute television programming, motion pictures, digital offerings and other creative entertainment content to serve diverse audiences worldwide. We manage our global portfolio of brands with creativity, expertise and discipline to produce and distribute entertainment experiences across all media platforms and engage consumers in all areas of their lives. With a strategic focus on content, we aim to:

•	expand, enhance and evolve our brands worldwide by creating and acquiring popular content and other interactive experiences, building new networks and innovating in other forms of entertainment;

•	foster a creative, dynamic and diverse corporate culture that reflects the diverse audiences we serve and strengthens our position as a leader in entertainment for consumers around the world;

•

invest wisely in content that fits our core businesses and brand portfolios, most significantly increasing the level of original programming inspired by our proprietary audience research, that will build our content library and drive multi-platform engagement across our brands;

•

continue to innovate and refine the distribution of our content, capitalizing on and optimizing opportunities for Internet based content delivery through authenticated, pay, and advertiser supported models using traditional and Internet protocol based delivery;

•

expand our relationships with our advertising, cable, satellite, digital, mobile and licensing partners to develop new ways to deepen our connection with audiences through insightful research and the development of content that resonates with targeted audiences;

•

fuel organic growth and expansion of our Media Networks and Filmed Entertainment businesses internationally by developing new brands and properties and launching new channels and consumer products with local, regional and multinational appeal;

•

develop a streamlined film slate that is focused on key branded and franchise films, including animated movies, complemented by smaller productions and acquisitions, and that is guided by financial discipline and driven by innovative promotion and marketing;

•	protect our vast collection of intellectual property from theft through technology solutions, communications, legal enforcement and other activities;

•	drive efficiencies, execute strategies and maintain a strong financial position through operational discipline; and

•	generate significant long-term value for our stockholders.

Corporate Information

We were organized as a Delaware corporation in 2005 in connection with our separation from CBS Corporation, which was effective January 1, 2006. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information included on or accessible through our website is not intended to be incorporated into this report.

MEDIA NETWORKS

Viacom Media Networks operates our media networks program services, websites and other digital media services in the United States and internationally. The Media Networks segment is comprised of four channel groups – Music & Logo, Nickelodeon, Entertainment and BET Networks – that operate as Viacom Media Networks.

Media Networks Revenues

Our Media Networks segment generates revenues in three categories: (i) the sale of advertising related to our content and marketing services, (ii) affiliate fees from cable television operators, direct-to-home satellite television operators, digital distributors, telecommunications operators and mobile networks and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales of our programming, television syndication and casual gaming. In fiscal year 2012, advertising revenues, affiliate fees and ancillary revenues were approximately 52%, 42% and 6%, respectively, of total revenues for the Media Networks segment.

Advertising Revenues

The advertising revenues generated by our program services depend on the number of households subscribing to the service, household and viewership demographics and ratings as determined by third party research companies such as The Nielsen Company (US), LLC (“Nielsen”). Our media networks properties target key audiences. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET targets African-American audiences. We sell a certain amount of our advertising inventory on our program services in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely established in our third fiscal quarter and reflected in advertising revenue beginning in the first quarter of our subsequent fiscal year as marketing plans are finalized and orders fulfilled to deliver advertising across various programs and dayparts. Scatter advertising is sold throughout the year at pricing reflecting market conditions at the time of sale. The volume of scatter advertising sold depends on market conditions and on availability of units. Units available primarily depends on our upfront unit obligations, as well as our ratings performance, which can either generate additional capacity and unit availability for the scatter marketplace, or result in additional audience deficiency unit obligations to make good on contracted audience ratings.

Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming, performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the first quarter of our fiscal year. In addition, advertising revenues may fluctuate due to the timing of significant programming events, such as awards shows or premieres.

Where ratings do not deliver as planned, we sometimes are required to offer our advertisers make-goods in the form of audience deficiency units, which are units of inventory made available to advertisers as fulfillment for the inventory the advertisers purchased which ran in programs that underdelivered on contracted audience ratings. To the extent we do not satisfy contracted audience ratings, we record a liability until such time that the audience rating has been satisfied.

Our digital businesses generate revenue primarily from a combination of advertising and sponsorships. Our on-air programming drives traffic to our digital properties and vice versa, facilitating convergent, or cross-platform, advertising sales and related services. We also receive advertising revenue from sales of advertising inventory associated with third party content and websites. In addition, we syndicate ad-supported long-form and short-form video content to select online destinations, which ultimately drives viewership back to our core program services and digital properties.

Affiliate Revenues

Revenues from affiliate fees are received from cable and satellite television operators, digital distributors, telecommunications operators and mobile networks. Our agreements with cable and satellite operators are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. Digital distribution agreements typically cover a large amount of programming and provide for various dates upon which each program becomes available for distribution on the digital platform. Revenue from these arrangements is recognized upon program availability and fluctuates quarterly depending on the availability of the programs licensed. Digital distribution agreements are generally for a shorter term than carriage agreements with traditional cable and satellite television operators, reflecting the relatively less mature nature of the digital distribution business. We continue to create ways to build stronger and more expansive multi-media partnerships with the various distributors of our content that maximize the value of our content for us, our audience and our affiliate and digital partners, such as customized content offerings for video-on-demand and digital distribution with our cable and satellite partners.

Ancillary Revenues

Our ancillary revenues are principally derived from (i) consumer products and brand licensing, including the licensing of popular characters from our programs and digital properties for consumer products, video games and publishing, (ii) distribution of our programming in the home entertainment market through the sale and rental of DVDs and Blu-ray discs, video-on-demand, download-to-own and download-to-rent services, (iii) television syndication and (iv) casual gaming. Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.

Media Networks Properties

Viacom Media Networks is principally comprised of four channel groups based on target audience, similarity of programming and other factors: Music & Logo, Nickelodeon, Entertainment and BET Networks. Worldwide, Viacom Media Networks’ program services reached approximately 700 million households in over 160 countries and territories via more than 200 locally programmed and operated TV channels and hundreds of digital and mobile TV properties in September 2012. Viacom Media Networks’ online properties collectively averaged approximately 69 million unique visitors per month domestically during the quarter ended September 30, 2012. Viacom Media Networks operates the international extensions of our brands, as well as certain program services created specifically for international and/or non-English speaking audiences, through its international operations, Viacom International Media Networks. Viacom International Media Networks owns and operates, participates in through joint ventures, and/or licenses to third parties to operate more than 200 locally programmed and operated TV channels, including extensions of our multimedia brands MTV, VH1, Nickelodeon, COMEDY CENTRAL and BET, as well as program services regionally customized for particular viewers with local language, music, programming and on-air personalities. For example, Paramount Channel is a free-to-air, 24-hour movie channel available in Spain; Colors is a highly-rated Hindi-language general entertainment channel operated by our Viacom 18 joint venture, which is available in India, the UK and Ireland, as well as in Canada and the U.S. as Aapka Colors; Game One is a general entertainment and lifestyle channel available in France, featuring Japanese anime programming; Tr3s is a bilingual network for U.S.-based Latinos; Viva is a music and entertainment channel in the UK, Germany, Austria, Switzerland and parts of Eastern Europe; and several extensions of Comedy Central channels were launched in Latin America, Africa, Russia and the Adriatic region, as 24-hour, fully-localized comedy channels in these regions. Viacom International Media Networks continues to manage the ongoing international expansion of the Paramount television brand, as well as a number of digital extensions of our brands, including MTV Dance, MTV Hits and MTV Rocks.

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

Music & Logo

The Music & Logo group includes our music, youth and young adult-oriented program services and digital properties, which generally target the 12-24, 18-24 and 18-34 demographics, and Logo, our properties for gays, lesbians and their families and friends. Some of our key properties in this group include:

MTV
•	A leading global brand and multimedia destination targeting the millennial generation, music fans and artists, and offering content built around compelling storytelling, music discovery and activism across television, online and mobile platforms.
•	Programming highlights in fiscal year 2012 included hits such as Jersey Shore, Teen Mom, Snooki & JWOWW, Teen Wolf, Pauly D Project, Punk’d, Awkward and Ridiculousness; tentpole events such as the 2012 MTV Video Music Awards, which were watched by approximately 15 million viewers on MTV, MTV2, VH1 and Logo according to Nielsen, and the 2012 MTV Movie Awards; and long-time favorites Randy Jackson Presents America’s Best Dance Crew and The Real World.
•	MTV reached approximately 98 million domestic television households in September 2012 and approximately 600 million households in more than 160 countries and territories worldwide via its 41 MTV branded channels. It reaches many more households through branded programming blocks on third party broadcasters.

MTV2
•	Part of the MTV family of channels, a music and lifestyle network targeting male “millennials” aged 15 to 25 and featuring original music, live-action sports and irreverent lifestyle programming.
•	Programming highlights included music-based programs such as Sucker Free Countdown, The Dub Magazine Project, Funk Flex Full Throttle and 120 Minutes with Matt Pinfield; action sports and lifestyle programming such as Bellator Fighting Championships, The Dudesons, Nitro Circus Live and Lingerie Football League; and the premiere of original series Guy Code and Hip Hop Squares.
•	MTV2 reached approximately 79 million domestic television households in September 2012.

MTV.com
•	Digital and mobile destinations featuring a diverse array of music, entertainment and pop culture content, including exclusive music performances, news, interviews, digital only tentpoles such as the O Music Awards, blogs such as MTV Buzzworthy and MTV Style, and other leading franchises such as MTV News, Unplugged, Posted, MTV Movies and MTV Geek. Each digital and mobile platform complements MTV’s television programming and enhances audience engagement, including through social media interactions with cast members and access to exclusive content. As of September 30, 2012, MTV had approximately 125 million Facebook fans across all MTV Facebook pages and approximately 8 million followers across all MTV accounts on Twitter.
•	In the quarter ended September 30, 2012, MTV.com averaged approximately 11 million monthly unique visitors and 134 million video streams each month.

VH1
•	Music and pop culture-driven network targeting adults aged 18-49 who want to remain connected to pop culture – and featuring a variety of original programming primarily focused on music artists, real life stories and celebrities, as well as online and mobile platforms.
•	Programming highlights included Mob Wives, Single Ladies, Basketball Wives, Love & Hip Hop, T.I & Tiny: The Family Hustle and La La’s Full Court Life; tentpoles such as the Critics Choice Movie Awards and the Do Something! Awards; and core music offerings such as VH1 Divas, Behind the Music, Storytellers, Pop Up Video and VH1’s Rock Docs.
•	VH1 reached approximately 97 million domestic television households in September 2012.

VH1 Classic
•	Classic-themed network featuring music videos, documentaries, movies and concert footage from the 1960s, 1970s, 1980s and 1990s, as well as other music-themed programs.
•	Programming highlights included That Metal Show, Behind the Music: Remastered, Totally 80s, Classic Pop-Up Video, VH1 Classic 120 Minutes and Metal Evolution.
•	VH1 Classic reached approximately 60 million domestic television households in September 2012.

VH1 Digital
•	Digital and mobile destinations, including VH1.com, VH1Classic.com, m.VH1.com and various apps, featuring a diverse array of content centered on VH1 shows, music, pop culture and celebrity content, including original series, exclusive events, music videos, live performances and news. These properties extend and support leading franchises, such as You Oughta Know, VH1 Celebrity, Unplugged, Pop Up Video, VH1 Divas, Love & Hip Hop, Basketball Wives and Mob Wives. Destinations also include multiple blogs, such as Celebrity, Tuner and VH1Blog, digital only franchises, such as Posted, and a second screen app called Co-Star.
•	In the quarter ended September 30, 2012, VH1.com averaged approximately 3 million monthly unique visitors and 37 million video streams each month.

CMT and CMT Digital
•	CMT is the leading television and digital authority on country music and entertainment. CMT and its website, CMT.com, offer an unparalleled mix of music, news, live concerts and series and is the top resource for country music on demand. The network’s digital platforms include the 24-hour music channel, CMT Pure Country, CMT Mobile and CMT VOD.
•	Programming highlights included Bayou Billionaires, My Big Redneck Vacation, Redneck Island and Dallas Cowboys Cheerleaders: Making the Team; tentpoles such as the annual CMT Music Awards, CMT Crossroads and CMT Artists of the Year; and CMT’s highly-rated weekly franchises CMT Insider and CMT Top 20 Countdown.
•	CMT reached approximately 91 million domestic television households in September 2012. In the quarter ended September 30, 2012, CMT.com averaged approximately 1 million monthly unique visitors and 4 million video streams each month.

Logo and Logo Digital
•	A leading network for gays, lesbians and their families and friends, featuring a mix of original and acquired content, news, social networking and community building. Logo’s programming is complemented by a number of online properties, including LogoTV.com, AfterEllen.com, AfterElton.com, DowneLink.com and NewNowNext.com.
•	Programming highlights included original programs such as The A-List: Dallas, Bad Sex, RuPaul’s Drag Race, RuPaul’s Drag Race: Untucked, RuPaul’s Drag U and The NewNowNext Awards, as well as acquired programs such as 1 girl 5 gays, Buffy the Vampire Slayer, Absolutely Fabulous and Nip/Tuck.
•	Logo reached approximately 50 million domestic television households in September 2012.
•	In the quarter ended September 30, 2012, LogoTV.com averaged approximately 1 million monthly unique visitors and 4 million video streams each month.

Other key Music & Logo properties include mtvU, our on-air, online and on-campus network created by and for the college audience broadcasting to more than 750 college campuses and nearly 9 million students across the country; MTV Films, MTV’s motion picture brand; and PalladiaHD, a music-centric high definition television channel.

Nickelodeon

The Nickelodeon group provides high-quality entertainment and educational programs, websites and online services targeted to kids ages 2-17 and their families. Some of our key properties in this group include:

Nickelodeon and Nick at Nite
•	Nickelodeon, now in its 33rd year, has built a diverse, global business by putting kids first. Nickelodeon features original and licensed programming for kids during the daytime hours. Nick at Nite airs during the evening and overnight hours and primarily features licensed contemporary family comedies. Nickelodeon produces and distributes television programming worldwide and has a global consumer products business.
•	Nickelodeon programming highlights in fiscal year 2012 included hits such as iCarly, Victorious, Big Time Rush, SpongeBob SquarePants, Kung Fu Panda: Legends of Awesomeness, Legend of Korra, House of Anubis and T.U.F.F. Puppy; tentpoles such as The Kids Choice Awards, Worldwide Day of Play and The HALO Awards; specials such as Rags, Big Time Movie and Super Spongy Square Games; and game shows such as Figure It Out. Nick at Nite programming highlights included the launch of Friends, as well as George Lopez and My Wife and Kids.
•	Nickelodeon brought a number of kids’ franchises to its programming slate and consumer product offerings, including a revamped Teenage Mutant Ninja Turtles and The Winx Club.
•	Nickelodeon and Nick at Nite reached approximately 99 million domestic television households in September 2012. Nickelodeon reached approximately 300 million households in more than 130 countries and territories in September 2012 via its 79 Nickelodeon branded channels, and many more households through branded programming blocks on third party broadcasters.

Nick.com
•	The online destination for all things Nickelodeon, featuring video streaming of Nick content and games.
•	In the quarter ended September 30, 2012, Nick.com sites averaged 7.2 million monthly unique visitors. Nick.com had an average of 83.4 million video streams each month.

Nick Jr., NickJr.com and NickMom
•	Nick Jr. is a channel for preschoolers that educates and entertains, where kids can engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. NickJr.com offers parents and their kids entertaining and enriching online activities geared toward their interests, ages and developmental levels.
•	NickMom, a primetime comedy block for moms on NickJr. featuring a mix of original long- and short-form programming, including talk shows, stand-up and sketch comedy, docu-series and more, launched in the first quarter of our fiscal year 2013. In conjunction with NickMom, NickMom.com, a comedy and entertainment site featuring short-form video, photos, editorial pieces and games just for moms, launched in the first quarter of our fiscal year 2012.
•	Nick Jr. programming highlights included Team Umizoomi, Bubble Guppies, Dora the Explorer, Go, Diego, Go!, Blue’s Clues, The Backyardigans, Franklin and Friends, Yo Gabba Gabba!, The Fresh Beat Band and Max and Ruby; and specials such as Dora Rescue in Mermaid Kingdom and Team Umizoomi: The Umi Games.
•	Nick Jr. reached approximately 75 million domestic television households in September 2012. In the quarter ended September 30, 2012, NickJr.com averaged 3.9 million monthly unique visitors and NickMom.com averaged 0.9 million monthly unique visitors. NickJr.com had an average of 66.7 million video streams each month.

TeenNick and TeenNick.com
•	TeenNick is Nickelodeon’s 24-hour network exclusively for and about teens and tweens, featuring original programming and award-winning series, with a focus on presenting an authentic teen experience. TeenNick.com features the best episodes and clips of TeenNick shows, as well as games, quizzes and a vibrant user community.
•	Programming highlights included series and events such as Degrassi, H2O and The HALO Awards, as well as Nickelodeon original hits like Hollywood Heights, Zoey 101 and Drake and Josh.
•	TeenNick reached approximately 72 million domestic television households in September 2012. In the quarter ended September 30, 2012, TeenNick.com averaged 1.6 million monthly unique visitors.

Nicktoons
•	Leading cartoon destination targeting boys and featuring signature franchises such as Dragon Ball Z Kai and Avatar: The Last Airbender, as well as fan favorites such as The Fairly OddParents, and the Power Rangers.
•	Programming highlights included series premieres of Dragon Ball GT, Planet Sheen, Wild Grinders and Monsuno and returning hits like Voltron Force, Speed Racer: The Next Generation, Iron Man: Armored Adventures and the Hero Factory franchise.
•	Nicktoons reached approximately 61 million domestic television households in September 2012.

ParentsConnect.com
•	ParentsConnect.com is a social networking destination for parents, featuring message boards, expert advice, news, user generated content, games and contests, local events and activities and personal profile pages. In the quarter ended September 30, 2012, ParentsConnect.com averaged 2.8 million monthly unique visitors.

Nickelodeon Games Group
•	Gaming services offering classic arcade games and puzzles, social games, sports, strategy and other games, as well as our dedicated casual games sites Shockwave.com and AddictingGames.com and several iPhone and Android apps featuring Nick, Nick Jr. and AddictingGames content, including Team Umizoomi: Zoom Into Numbers and Nick Jr. Draw and Play education apps. Nickelodeon’s portfolio of gaming sites averaged 7.5 million monthly unique visitors in the quarter ended September 30, 2012.
•	In addition to gaming, Nickelodeon Games offers virtual worlds, including Monkey Quest, Neopets and Petpet Park, that target online youths and allow members to create a virtual identity and participate in a variety of customized gameplay. Monkey Quest has approximately 14 million registered users and, in the quarter ended September 30, 2012, averaged approximately 2 million monthly unique visitors. Neopets has approximately 70 million registered users and averaged approximately 1 million monthly unique visitors in the quarter. Petpet Park has approximately 12 million registered users and averaged approximately 0.4 million monthly unique visitors in the quarter.

Other Nickelodeon properties include Nick Jr. Video, which is the broadband video service of Nick Jr.; Nickelodeon Movies, Nickelodeon’s motion picture brand, under which Paramount released The Adventures of Tintin in fiscal year 2012 and Fun Size in fiscal year 2013; and the Nickelodeon Animation Studio. In addition, Nickelodeon licenses its brands for hotels, cruises, live tours and other themed entertainment outlets and recreation experiences.

Entertainment

The Entertainment group produces and distributes programming, online content and games that generally target adult and male audiences. Some of our key properties in this group include:

COMEDY CENTRAL and Comedycentral.com
•	Comedy Central is the destination for all things comedy, featuring award-winning “fake news” programs, stand-up and sketch comedy, sitcoms and animated programming. Comedy Central also operates a live comedy touring business. Comedycentral.com is a leading online video platform featuring exclusive Comedy Central content. Other Comedy Central online properties include thedailyshow.com and Colbertnation.com, the official fan sites of The Daily Show with Jon Stewart and The Colbert Report, Jokes.com, and our interest in the official South Park website southparkstudios.com, which features the latest in South Park news and content.
•	Programming highlights in fiscal year 2012 included the Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, The Colbert Report and South Park; The Comedy Awards, the annual multi-network, multi-platform event dedicated to honoring and celebrating the art of comedy; new original programming such as Key & Peele and The Burn with Jeff Ross; favorites such as Tosh.0, Futurama, Workaholics and Ugly Americans; and specials such as The COMEDY CENTRAL Roast of Roseanne Barr.
•	Comedy Central reached approximately 98 million domestic television households in September 2012. In the quarter ended September 30, 2012, Comedy Central’s online properties averaged 6.9 million monthly unique visitors and Comedycentral.com averaged approximately 65 million video streams each month.

SPIKE and SPIKE.com
•	SPIKE is a male-oriented network featuring a mix of original and acquired programming, sports series, specials, live events and movies. Spike.com is a leading online video entertainment destination for men 18-34, featuring SPIKE’s shows, movie and video game trailers, sports clips, celebrity galleries and original digital content.
•	SPIKE programming highlights included new programming such as American Digger, Flip Men, Ink Master and World’s Worst Tenants; favorites such as Auction Hunters, Impact Wrestling, Bar Rescue, Repo Games and 1000 Ways to Die; original documentary I am Bruce Lee; and tentpoles such as Spike’s Guys Choice Awards, Video Game Awards and Scream Awards. SPIKE aired its final episodes of UFC: The Ultimate Fighter in fiscal year 2012 and is set to debut Bellator events and other content in 2013.
•	SPIKE reached approximately 98 million domestic television households in September 2012. In the quarter ended September 30, 2012, Spike.com averaged approximately 2 million monthly unique visitors and 7 million video streams each month.

TV Land
•	Airs a mix of original programming, classic and contemporary TV shows, specials and iconic movies designed to appeal to the entertainment needs and attitudes of adults in their 40s and 50s.
•	Programming highlights included the new hit original sitcoms The Exes and The Soul Man; returning favorites such as Emmy-nominated Hot in Cleveland and Retired at 35, Happily Divorced, The King of Queens and Everybody Loves Raymond; and tentpoles such as The TV Land Awards and the AFI Lifetime Achievement Awards.
•	TV Land reached approximately 96 million domestic television households in September 2012.

Other Entertainment properties include a variety of online services such as GameTrailers.com, which delivers timely, high-resolution broadband video content for gamers that includes original programming, video reviews, trailers, news and comprehensive video coverage of gaming events from around the world.

BET Networks

BET Networks is a leading provider of entertainment content targeted to African-American audiences and consumers of Black culture worldwide. BET Networks’ program services include its flagship BET channel, CENTRIC, BET Gospel and BET Hip Hop.

BET
•	BET is the nation’s leading television network providing entertainment, music, news and public affairs programming to African-American audiences. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, its core channel which focuses on young Black adults; BET Gospel, which focuses on gospel music and spiritual programming; and BET Hip Hop, which features hip hop music programming and performances.
•	BET programming highlights in fiscal year 2012 included the new hit original sitcom Reed Between the Lines; returning favorites such as Let’s Stay Together, The Game, 106 & Park and Sunday Best; tentpoles such as the BET Awards ‘12, BET Honors, Black Girls Rock, BET Hip Hop Awards, the Soul Train Awards and the Celebration of Gospel; and newly acquired series My Wife and Kids.
•	BET reached approximately 91 million domestic television households in September 2012. According to internal data, BET Gospel and BET Hip Hop reached approximately 9 million and 380,000 domestic television households, respectively.

CENTRIC
•	CENTRIC reflects the lifestyle of today’s African-American and multicultural adult viewer, delivering a variety of music artists, along with culturally relevant movies, series, live performances, specials and reality programming.
•	CENTRIC programming highlights included the new docu-series The Amateur Millionaires Club and Being; and The Hot 10, Model City, As Written, Keeping Up with the Joneses and the Soul Train Awards, as well as acquisitions The Cosby Show and In Living Color.
•	CENTRIC reached approximately 46 million domestic television households in September 2012.

BET.com
•	BET.com is a leading online destination for African-American audiences and offers users content and interactive features for news, music, community, culture and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services.
•	In the quarter ended September 30, 2012, BET.com averaged approximately 3 million monthly unique visitors.

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

FILMED ENTERTAINMENT

Our Filmed Entertainment segment produces, finances and distributes motion pictures under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. Paramount also acquires films for distribution. In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows on DVDs and Blu-ray discs, electronic sell-through (e.g., download-to-own), video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).

In fiscal year 2012, the Filmed Entertainment segment released 15 films in the domestic theatrical market, including two films distributed on behalf of DreamWorks Animation. Paramount’s film strategy focuses on a limited number of releases, concentrating on a mix of key branded and franchise films, including animated movies, and complementing its slate with smaller productions and acquisitions. Paramount releases certain of its films, including library product, in 3D format. Paramount’s film slate is designed to represent a variety of genres, styles and levels of investment and risk – with the goal of creating entertainment for both worldwide appeal and niche audiences. Paramount has created a new, in-house animation division that is expected to produce high quality CGI-animated films. The animation division initially aims to release one film per year, with the first film planned for 2014. Paramount also continues to focus on developing innovative promotion and marketing approaches for its releases.

Filmed Entertainment Revenues

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs, Blu-ray discs and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties, (iii) television and digital license fees paid worldwide by third parties for film exhibition rights during the various other distribution windows and (iv) ancillary revenues from digital license fees paid worldwide by third parties for film exhibition rights through digital distributors, providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks and distribution of content specifically developed for digital platforms and game distribution. In fiscal year 2012, theatrical revenues, home entertainment revenues, television license fees and ancillary revenues were approximately 27%, 35%, 29% and 9%, respectively, of total revenues for the Filmed Entertainment segment.

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

Home Entertainment

Home entertainment revenues are derived from the worldwide sales, marketing and distribution of DVDs and Blu-ray discs for filmed entertainment produced by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties. Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and by overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. While the DVD category continues to decline, this has been partially offset by increases in revenues from digital sources.

Television License Fees

Films produced, owned or distributed by Paramount or our subsidiary DW Studios L.L.C. (“DW Studios”) are licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television. Revenue from television and digital license fees is recognized upon program availability and will fluctuate depending on the number and mix of available titles in any given territory.

Our EPIX™ joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) provides a multiplatform premium entertainment service offering Paramount, Lionsgate, MGM Studios and certain third party films to cable, satellite and other subscribers through a premium pay television channel and television and digital video-on-demand services. EPIX delivers films from Paramount, Paramount Vantage, MTV Films and Nickelodeon Movies released theatrically on or after January 1, 2008 and MGM Studios, United Artists and Lionsgate titles released theatrically on or after January 1, 2009. In August 2010, EPIX and Netflix entered into a multi-year agreement under which EPIX licenses a substantial number of its partner studios’ new releases and library titles to Netflix for use on its subscription service, allowing Netflix members to stream a variety of EPIX titles from Netflix online. In addition, in September 2012, EPIX and Amazon entered into a multi-year agreement under which EPIX licenses a substantial number of its partner studios’ new releases and library titles to Amazon, allowing subscribers to Amazon’s Prime Instant Video service to stream an assortment of EPIX titles.

Ancillary

Films produced, owned or distributed by Paramount or DW Studios are also licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to electronic sell-through, video-on-demand, subscription video-on-demand and other digital platforms, including Amazon, Netflix and iTunes. Revenue from digital license fees is recognized upon program availability and will fluctuate depending on the number and mix of available titles in any given territory.

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

Paramount also develops original content for launch on digital distribution platforms worldwide, including made-for-digital content offered for sale and rent through third party online destinations. Paramount also has a presence in the games business.

Motion Picture Production and Distribution

Paramount produces many of the motion pictures it releases. It also acquires films for distribution from third parties and distributes films on behalf of third parties, including pursuant to its relationship with DreamWorks Animation. Paramount also has agreements with third parties, including other studios, to co-finance or co-distribute certain of its motion pictures. Paramount distributes some motion pictures worldwide, and for others, a third party may distribute a picture in certain territories. Paramount also enters into film financing arrangements from time to time under which third parties participate in the financing of the production costs of a film or slate of films, typically in exchange for a partial copyright interest.

For domestic distribution, Paramount generally performs its own marketing and distribution services for theatrical and home entertainment releases. In the domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States on or after January 1, 2008 are generally exhibited on EPIX. One additional unreleased DreamWorks Animation film will be distributed under an existing agreement between DW Studios and Home Box Office (HBO). Paramount also distributes films domestically in the other distribution windows and on various digital platforms.

In international markets, Paramount, through its international affiliates, generally distributes its motion pictures for theatrical release through its own distribution operations or, in some countries, through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. In five territories, Paramount distributes its theatrical releases through Universal, and in two additional territories, Paramount handles distribution of Universal’s motion pictures. Paramount also distributes Universal’s home entertainment products in three territories, and Paramount’s home entertainment group continues to review other possibilities for further efficiencies in international markets.

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

Paramount’s key 2012 releases are discussed below.

•	Theatrical Releases. In fiscal year 2012, the Filmed Entertainment segment theatrically released in domestic and/or international markets Mission: Impossible – Ghost Protocol, Paranormal Activity 3, MTV Films’ The Dictator, Nickelodeon Movies’ The Adventures of Tintin, Hugo, The Devil Inside, MTV Films’ Footloose, Titanic 3D and DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted and Puss in Boots, among others. Paramount’s fiscal year 2013 slate is expected to include Paranormal Activity 4, Flight, Jack Reacher, Hansel and Gretel: Witch Hunters, G.I. Joe: Retaliation, Star Trek Into the Darkness, World War Z, Pain and Gain and DreamWorks Animation’s Rise of the Guardians, among others.

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

•

Home Entertainment Releases. Key home entertainment releases in fiscal year 2012 included Marvel’s Captain America: The First Avenger, Transformers: Dark of the Moon, DreamWorks Animation’s Puss in Boots and Kung Fu Panda 2, Mission: Impossible – Ghost Protocol, Super 8, The Adventures of Tintin, Hugo, Footloose, Paranormal Activity 3, Cowboys and Aliens and The Dictator, among others. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central, BET, CBS and select PBS programs.

•

Television Licensing. Paramount licenses its films worldwide to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television. Key titles made available in fiscal year 2012 included DreamWorks Animation’s Kung Fu Panda 2, Transformers: Dark of the Moon, DreamWorks Animation’s Puss in Boots, Super 8, Marvel’s Thor and Captain America: The First Avenger and Rango, among others.

•	Digital Licensing and Entertainment. Paramount licenses its films worldwide to electronic sell-through, video-on-demand, subscription video-on-demand and other digital platforms, including Amazon, Netflix and iTunes. Paramount also develops and distributes original content for launch on digital distribution platforms worldwide. Key projects in fiscal year 2012 included the offering of UltraViolet-based movies, with the launch of ParamountMovies.com, a dedicated website allowing users of the UltraViolet service to purchase films in digital form and access a cloud-based digital locker; a collaboration with Microsoft to launch a Paramount Movies app for Xbox that allows Xbox Live Gold subscribers to stream on their gaming consoles movies purchased through UltraViolet or ParamountMovies.com; the launch of the Paramount Pictures 100 Years of Movie Magic App for the iPad, which provides an opportunity to experience Paramount favorites by viewing never-before-seen photos, watching memorable film clips and listening to timeless music scores; and an agreement with Amazon, allowing subscribers of Amazon’s Prime Instant Video service to access hundreds of Paramount’s legacy films, including Mission: Impossible III, Braveheart and Mean Girls.

Key Agreements

In January 2006, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to, and home video fulfillment services for, the animated films produced by DreamWorks Animation, for which Paramount receives certain fees. The output term of the agreement expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. We have released 13 DreamWorks Animation films under the agreement, two of which were released in fiscal year 2012, and expect to distribute the final film under the agreement in theaters in November 2012.

In October 2010, Paramount and Marvel amended the arrangement under which Paramount distributes certain of Marvel’s self-produced feature films on a worldwide basis. Paramount transferred to Marvel substantially all of its worldwide distribution rights to The Avengers and all of its worldwide distribution rights to Iron Man 3, in exchange for aggregate minimum guaranteed payments to Paramount of $115 million and the right for Paramount to receive certain contingent consideration. Paramount retained its distribution rights to Thor and Captain America: The First Avenger, which were released in fiscal year 2011, and to the previously released Iron Man and Iron Man 2. Marvel was acquired by Disney in December 2009.

In June 2011, Paramount and CBS extended the agreement under which Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis until June 30, 2013. The parties have the option, to be exercised by November 30, 2012, to extend the term.

In October 2012, Paramount entered into an agreement effective January 1, 2013 with Warner Bros. Home Entertainment Group for exclusive rights to physical DVD and Blu-ray disc distribution in North America of more than 600 catalog titles from the Paramount film library, for which Paramount will receive guaranteed and performance-based compensation. The initial term of the agreement is three years with extensions obtainable under certain circumstances. In addition, the agreement will make Paramount’s UltraViolet offerings available on a non-exclusive basis through Flixster, the Warner Bros. movie streaming and discovery service. Paramount will retain all digital rights for its titles, including electronic sell-through, video-on-demand and subscription video-on-demand.

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

SOCIAL RESPONSIBILITY

Viacom is committed to acting responsibly and proactively in the global community. Our social responsibility is an integral part of our day-to-day operations and is inextricably linked to our core business. Our commitment to social responsibility leverages the power of our brands and the strength of our audience relationships to drive action on the issues that are most important to our partners, employees, audiences, shareholders and communities alike. Social responsibility efforts are spearheaded by our Corporate Responsibility Council, which seeks to provide company-wide guidance and support for the more than 50 initiatives underway across the Company and numerous pro-social partnerships around the globe.

Viacom engages, inspires and empowers audiences with a vast array of programs in the areas of education, health and wellness, the environment and citizenship, including:

•

Get Schooled: our groundbreaking partnership with the Bill & Melinda Gates Foundation aimed at increasing high school and college graduation rates, improving postsecondary readiness and promoting the fundamental importance of education;

•	BET’s Emmy Award-winning Rap-It-Up: a sustained, comprehensive initiative to inform, educate and empower African-American men and women about HIV/AIDS;

•	Comedy Central’s Address the Mess: raising awareness surrounding environmental issues;

•	MTV’s A Thin Line: addressing the growing threat of sexting, cyberbulling and digital dating abuse;

•	Nickelodeon’s Worldwide Day of Play: empowering kids to engage in active, healthy and fun play and calling attention to the need for kids and families to make healthy choices;

•	SPIKE’s Hire a Veteran: providing tools to help veterans transition to the civilian workforce and saluting companies that provide opportunities to veterans;

•	VH1’s Save the Music Foundation: restoring instrumental music education programs in America’s public schools;

•

Viacom International Media Networks’ Emmy Award-winning HIV and AIDS charity, the MTV Staying Alive Foundation: engaging in fighting the stigma, spread and threat of the HIV and AIDS epidemic through inspiring grantee projects around the world;

•	Paramount’s Kindergarten to Cap & Gown: engaging employees in mentoring students through their entire elementary, middle and high school careers;

•	Paramount’s Green. It’s Paramount to Us.: encouraging eco-friendly behavior and business practices in the workplace;

•	Logo’s beCause: addressing self-respect and empowerment issues that affect everyone regardless of sexual orientation, race or creed; and

•	Viacom’s annual Viacommunity Day: engaging employees company-wide in a day of public service.

A full list of Viacom initiatives is available at www.viacommunity.com.

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

REGULATION

Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, and our international operations are subject to laws and regulations of local countries and pan-national bodies such as the European Union (“EU”). The laws and regulations affecting our businesses are constantly subject to change. The descriptions that follow are summaries and should be read in conjunction with the texts of the relevant laws and regulations. The descriptions do not describe all present and proposed laws and regulations affecting our businesses.

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

Copyright Theft

The unauthorized reproduction, distribution or display of copyrighted material through methods of distribution such as streaming and downloading from rogue cyberlockers, user upload sites, peer to peer file sharing and other techniques that allow or encourage the unauthorized reproduction, performance, sharing and/or downloading of copyrighted material interferes with the market for copyrighted works and disrupts our ability to create, distribute and monetize our content. Such copyright theft of motion pictures, television and other entertainment content presents significant challenges for our industry.

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

One growing area of enforcement activity is working with network operators, such as Internet service providers (“ISPs”) and user-generated content sites, to take action against users who distribute our content without authorization, and we are engaged in ongoing discussions with ISPs domestically and abroad. In July 2011, the Motion Picture Association of America, the National Cable & Telecommunications Association, the Recording Industry Association of America and certain U.S.-based ISPs, among others, announced a new voluntary collaboration called the Copyright Alert System, which establishes a framework of best practices the ISPs will use to educate and notify Internet subscribers when their accounts may have been misused for copyright theft on peer-to-peer networks. The system consists of a series of up to six alerts in electronic form, and also puts in place a system of “mitigation measures” intended to deter copyright theft by those accounts that fail to respond to repeated alerts. The system will provide a subscriber the opportunity for an independent review to determine whether the activity in question is lawful or the account was identified in error. The agreement also establishes a

Center for Copyright Information (“CCI”) to support implementation of the system and educate consumers about the importance of copyright matters. In October 2012, CCI announced that by year-end 2012, each participating ISP is expected to begin rolling out its version of the Copyright Alert System. In December 2010, the Federal Communications Commission (the “FCC”) adopted “net neutrality” rules that, subject to certain exceptions, prohibit broadband ISPs from blocking lawful content, applications, services and devices, and prohibit certain kinds of discrimination against lawfully transmitted content. Under the rules, ISPs are not prohibited from taking action to address unlawful activity such as copyright theft, including working with rights holders through programs such as the Copyright Alert System. The rules took effect on November 20, 2011.

In May 2012, the Association of National Advertisers and the Association of Advertising Agencies announced a statement of best practices encouraging their members to adopt proactive measures to combat rogue websites dealing in counterfeit and infringing goods. The statement of best practices suggests that advertisers include conditions in their contracts and insertion orders that prevent ads from appearing on sites that are dedicated to the infringement of intellectual property, and that any ad networks or other intermediaries have in place effective processes for removing ads that appear on rogue sites.

In June 2010, the Department of Homeland Security’s Immigration and Customs Enforcement Office (“ICE”) launched “Operation In Our Sites,” an initiative aimed at identifying websites that specialize in the online theft of copyrighted content and consumer products. Working with other law enforcement entities, ICE has seized over 700 domain names, as well as assets from bank, PayPal, investment and advertising accounts since the initiative launched in 2010. This ongoing effort by ICE has made a significant impact in curtailing the market for illegal content on the Internet.

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

Internationally, the volume of actions against sites dedicated to copyright theft is increasing, and certain countries have adopted or are considering other variations of the programs being established in the U.S. In “graduated response” programs, ISPs impose sanctions (such as termination, suspension or limitation of service) on subscribers after a series of escalating notices. For example, France, South Korea and Taiwan have established Internet enforcement regimes that include limitation or termination of a subscriber’s service for repeated acts of copyright theft, and one of Ireland’s leading broadband providers has implemented a similar pilot program. The UK is also in the process of establishing a graduated response regime, albeit initially without subscriber sanctions. In “site blocking” programs, access to illegal sites is blocked by network providers. For example, Spain has enacted legislation enabling copyright holders to initiate a process that could result in the blocking of access to websites engaging in online copyright theft, Italy has enacted legislation requiring Italy’s telecom regulator to adopt a process to stop providers from transmitting copyright infringing material and France also took steps to have ISPs block access to a family of rogue sites that make substantial revenue from piracy.

In October 2011, Australia, Canada, Japan, Republic of Korea, Morocco, New Zealand, Singapore and the United States entered into The Anti-Counterfeiting Trade Agreement (“ACTA”), an alliance of trading partners committed to cooperating in the fight against piracy and counterfeiting. Among other things, ACTA requires border enforcement officials to be empowered to act against both imports and exports of counterfeit and pirated goods; includes new rules on criminal seizure of equipment and materials used in counterfeiting offenses as well as the seizure of criminal proceeds from such offenses; clarifies certain criminal penalties when content theft or counterfeiting is carried out for commercial advantage; and requires the signing parties to address copyright piracy on digital networks, while aiming to preserve principles such as freedom of expression, fair process and privacy. Further adoption of ACTA at this time remains uncertain.

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

Children’s Programming

Since 1990, Federal legislation and FCC rules have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. In 2006, the FCC amended its rules to limit the display of certain commercial website addresses during children’s programming. Some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the Interagency Working Group on Food Marketed to Children (the “IWG”), which is comprised of the Federal Trade Commission (the “FTC”), the Centers for Disease Control and Prevention, the Food and Drug Administration and the U.S. Department of Agriculture, jointly requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens aged 17 years and under. Although the proposed guidelines are nominally voluntary, if these or other similar guidelines are implemented by food and beverage marketers, they could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming targeted to children and teens. OFCOM, the UK’s independent regulator and competition authority for the UK communications industries, has restricted television advertising for foods and drinks high in fat, salt and sugar in and around programming of significant appeal to children and teens ages 15 years and under. Other governments are considering restrictions similar to those in the UK, including Ireland, Norway, Peru, Chile, Brazil, Mexico, Singapore and Australia. The European Commission currently favors industry-led voluntary agreements over regulation.

Children’s Privacy

Various other laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online. The Children’s Online Privacy Protection Act (“COPPA”) limits the collection of personal information online from children under 13 years of age by operators of websites or online services. In September 2011, the FTC proposed to modify and update its regulations implementing the law, and in August 2012, the FTC proposed additional revisions to certain definitions to clarify the scope of the regulations in an effort to further strengthen such protections. If the proposed modifications are adopted, they could impose restrictions on the technical operations of our children-targeted websites and digital services, and on our teen and general audience websites that draw a disproportionate number of children users, and on the types of permissible children-targeted marketing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on the vulnerabilities of children and teens.

Territorial Licensing in the European Union

In October 2011, the Court of Justice of the European Union (“CJEU”) found (in the context of a reference from the English High Court) that the UK Football Association Premier League’s exclusive territorial licenses granted to broadcasters were contrary to EU law (including the EU competition rules) because they contained clauses that partitioned national markets by conferring absolute territorial protection. While the decision is about soccer programming, which the CJEU held not to be copyrightable matter, it may have potential implications on the terms by which other digital television content may be licensed in the EU. The Company currently grants some licenses for the broadcast of its television programming and motion pictures on a territorial basis within the EU. If this case were to be interpreted so as to limit or preclude altogether EU country-by-country licensing of our content, our existing and future licensing practices in the EU could be affected. It is likely that the European Commission will undertake a study of the EU copyright law during 2013 with a view to identifying possible areas for revision.

Program Access

Under the Communications Act of 1934, as amended (the “Communications Act”), vertically integrated cable programmers are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. The FCC’s “program access” rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable television operators. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator in whole or in part under the FCC’s program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. Our wholly owned program services are not currently subject to the program access rules. Because we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of the program access rules, and therefore the businesses and conduct of CBS Corporation could have the effect of making us subject to the rules. If we were to become subject to the program access rules, our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected.

Filmed Entertainment

U.K. Pay-TV Rights

In August 2010, OFCOM referred to the Competition Commission for investigation the market in the rights to exhibit movies from the major Hollywood studios in the first pay-TV subscription window. However, the Competition Commission issued a final report in August 2012, based on their May 2012 decision, that neither BSkyB, the dominant satellite TV broadcaster in the U.K., nor the affected studios will face any action from regulators in the matter.

Territorial Licensing in the European Union

The October 2011 decision of the CJEU discussed above under “Media Networks” similarly impacts our Filmed Entertainment segment.

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, MTV®, MTV2®, mtvU®, VH1®, VH1 Classic™, CMT®, Palladia®, Logo®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, ParentsConnect®, NickMom™, COMEDY CENTRAL®, TV Land®, SPIKE®, BET Networks®, BET®, CENTRIC®, BET Gospel®, BET Hip Hop®, BET.com®, BET Mobile®, Neopets®, Shockwave®, AddictingGames®, Tr3s®, VIVA™, TMF™, Paramount Channel™, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™ and other domestic and international program services and digital properties.

EMPLOYEES AND LABOR MATTERS

As of September 30, 2012, we employed approximately 9,880 full-time and part-time employees worldwide, and had approximately 740 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.

We engage the services of writers, directors, actors and other employees who are subject to collective bargaining agreements. Any labor dispute with the organizations that represent these parties could disrupt our operations and reduce our revenues.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by reporting segment and revenues by geographic area for fiscal years 2012, 2011 and 2010 are set forth in Note 17 to our Consolidated Financial Statements.

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

Our Success is Dependent upon Measured Audience Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict

The production and distribution of programming, motion pictures and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time, especially given the length of the production cycle. In addition, the quality and acceptance of competing entertainment content, increasing digital offerings, availability of alternative forms of entertainment and leisure time activities, piracy and general economic conditions affect the audience for our content.

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

In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on tablets and other portable devices. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Consumer demand for DVDs continues to decline, and there can be no assurance that such demand will be entirely replaced by newer offerings or that the profitability of such offerings will compare to that of DVD sales and rentals. At the same time, distribution windows are evolving, potentially affecting revenues from other windows.

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

Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs and films, adapt to new technologies and distribution platforms, and achieve widespread distribution for our content. More content distribution options increase competition for viewers as well as for programming and creative talent which can decrease our audience ratings, and therefore potentially our advertising revenues, as well as increase our costs. In addition, our competitors include market participants with interests in multiple media businesses which are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, ISPs and other content distributors create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Theft of Our Entertainment Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming and Motion Pictures and Adversely Affect Our Businesses and Profitability

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment product, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States and/or that lack effective enforcement of such measures. The interpretation of copyright, privacy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux and copyright enforcement has recently encountered political opposition. The failure to strengthen and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.

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

Global Economic Conditions May Have an Adverse Effect on Our Businesses

Economic conditions affect a number of aspects of our businesses worldwide, in particular revenues derived from advertising sales, theatrical releases, home entertainment sales, television licensing and sales of consumer products. Economic conditions can impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. They can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. In addition, increased unemployment and slowing consumer spending can reduce sales of our retail products. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.

Advertising Market Conditions Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect the growth rate of our advertising revenues.

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

Advertising expenditures may also be affected by political, social or technological change. For example, Federal legislators and regulators have proposed voluntary guidelines on advertising to children in an effort to combat unhealthy eating and childhood obesity, and have considered imposing limitations on the marketing of certain movies and regulating product placement and other program sponsorship arrangements. The threat of regulatory action or increased scrutiny may deter certain advertisers from advertising on our networks.

Increased Costs for Programming, Motion Pictures and Other Rights, as Well as Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet

In our Media Networks segment, we have historically produced a significant amount of original programming and continue to invest in this area. We also acquire programming, motion pictures, television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment products offerings from other companies and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant, and involve complex negotiations with numerous third parties. These costs may not be recouped when the program is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs.

The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which are significant.

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

Our businesses are also impacted by the laws and regulations of the foreign jurisdictions in which we, or our partners, operate. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices, which could impact our ability to generate revenues. For example, the EU’s European Court of Justice has ruled that some territorial, as opposed to pan-EU, licensing of content for satellite distribution violates European Union law and that some existing agreements related to satellite distribution with territorial restrictions may be unenforceable. The effects of this ruling on our business are not yet fully realized. In addition, some international governments and regulators support additional limitations on food and beverage advertising to children, including OFCOM in the United Kingdom, which has restricted certain television advertisement, and certain international restrictions on alcohol advertising and the amount of advertising permitted on commercial networks are under consideration. Laws in some non-U.S. jurisdictions differ in significant respects from those in the United States, and the enforcement of such laws can be inconsistent and unpredictable. This could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business.

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

The Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon our affiliation agreements with cable television operators, satellite operators, online content distributors, mobile networks and other distributors for the distribution of our programming and program services. We have agreements in place with the major cable and satellite distributors and online content distributors, but there can be no assurance that these agreements will be renewed in the future on terms, including pricing, acceptable to us. The loss of a significant number of these arrangements, or the loss of carriage on the most widely available cable and satellite programming tiers could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from advertising and affiliate fees. In addition, as these affiliate agreements have grown in complexity, the number of disputes regarding the interpretation of the agreements has grown, resulting in greater uncertainty and, from time to time, costly litigation to enforce our rights.

The Loss of Key Talent Could Disrupt Our Business and Adversely Affect Our Revenues

Our business depends upon the continued efforts, abilities and expertise of not only our corporate and divisional executive teams, but also the various creative talent and entertainment personalities we engage. For example, we employ or contract with several entertainment personalities with loyal audiences and we produce motion pictures with highly regarded directors, producers, writers, actors and other talent. These individuals are important to achieving the success of our programs, motion pictures and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal, our revenues and profitability could be adversely affected.

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

International Political and Economic Risks Could Harm Our Financial Condition

Our and our partners’ businesses operate and have customers worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export and market access restrictions, currency exchange controls and/or fluctuations, taxation rules and procedures, tariffs or other trade barriers, permit requirements, longer payment cycles, corruption and, in some markets, increased risk of political instability. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively, which may cause results to fluctuate. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by economic conditions than the United States. For example, certain European countries have considerable exposure to the implications of the European debt crises and our operations in those regions could be significantly impacted by, among other things, reduced sales of our retail products and sharp foreign exchange movements. We also may incur substantial costs as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions. In addition, acts of terrorism or other hostilities, or other financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

The Failure or Destruction of Satellites and Facilities that We Depend Upon to Distribute Our Programming Could Adversely Affect Our Business and Results of Operations

We use satellite systems to transmit our program services to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted as a result of local events, such as extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. Failure to do so could have a material adverse effect on our business and results of operations.

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

Sales and Pledges of Shares of Common Stock by National Amusements Could Adversely Affect the Stock Price

National Amusements, Inc. (“NAI”), which is controlled by our Executive Chairman and Founder, Sumner Redstone, has voting control of Viacom through its beneficial ownership of approximately 79% of our outstanding Class A common stock. Based on information provided to us by NAI, the shares of our Class A common stock beneficially owned by NAI are owned by NAI directly and NAI Entertainment Holdings LLC (“NAI EH”), a wholly-owned subsidiary of NAI. The shares of Class A common stock owned by NAI EH, which represent approximately 28% of our outstanding Class A common stock, are pledged to NAI’s lenders. If NAI defaults on its obligations and the creditors foreclose on the collateral, the creditors or anyone to whom the creditors transfer such shares could sell such shares of our voting Class A common stock and/or convert such shares to non-voting Class B common stock and sell such shares, which could adversely affect the stock price. Although NAI has advised us that it does not currently intend to sell or pledge any additional shares, there can be no assurance that it will not do so at some future time, which could adversely affect the stock price.

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

Viacom

•

Our world headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.4 million square feet for executive, administrative and business offices for the Company and certain of our operating divisions. The lease runs through June 2031, with two renewal options based on market rates at the time of renewal for ten years each thereafter.

Viacom Media Networks

•

In addition to occupying space at 1515 Broadway in New York, we lease the following major office facilities: (a) approximately 400,000 square feet at 345 Hudson Street, New York, New York, through 2022, (b) approximately 175,000 square feet at two facilities in Santa Monica, California, under leases that expire between 2016 and 2017 and (c) approximately 278,000 square feet at 1540 Broadway, New York, New York, through 2021. Viacom Media Networks’ Network Operation Center is located in Hauppauge, New York, and contains approximately 65,000 square feet of floor space on approximately 9 acres of land.

•	The Nickelodeon Animation Studio in Burbank, California, contains approximately 140,000 square feet of studio and office space, under leases that expire between 2013 and 2018.

•

CMT’s headquarters is located in Nashville, Tennessee, where it occupies approximately 88,000 square feet of space for its executive, administrative and business offices and its studios, under leases expiring in 2013.

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

Paramount

•

Paramount owns the Paramount Pictures Studio situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses. Paramount has embarked on a planned 25-year expansion and revitalization project for its studio.

•

Paramount Pictures International has offices in Chiswick, West London, where it leases approximately 45,000 square feet of space used for executive, administrative and business offices and a viewing cinema through 2017.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities-current on the Consolidated Balance Sheets, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million. Kraft Group LLC, an entity related to Robert Kraft, a member of our Board of Directors, was a beneficial holder of less than 1.8% of the Harmonix shares prior to, and at the time of, our 2006 acquisition of Harmonix. Kraft Group LLC acquired the shares several years prior to Mr. Kraft becoming a member of our Board of Directors.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination. Our motion to vacate the resolution accountants’ decision based on the resolution accountants’ determination not to consider the impact of inventory write-downs on the 2008 earn-out calculation was denied by the Delaware Chancery Court on August 9, 2012. The Court held that (i) the resolution accountants had the authority to, and did, determine what issues were and were not properly before them; (ii) there was no reason to vacate the determination under the applicable standards of the Federal Arbitration Act; and (iii) in any event, the resolution accountants made the correct decision in refusing to consider the impact of inventory write-downs on the 2008 earn-out calculation. On September 17, 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On September 21, 2012, the Chancery Court entered an order staying payment of the judgment pending the appeal.

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

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios) entered into a Motion Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in state court in Los Angeles against Paramount and DW Studios alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unfair competition in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012 claiming that revenues received by Viacom and NAI as part of certain transactions were misapplied to their detriment. Paramount and DW Studios deny these allegations, believe that their accounting has been substantially correct, and intend to vigorously defend against each of the claims. The case remains pending.

On August 17, 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purports to be a derivative action alleging that, between 2008 and 2011, the Company violated the terms of its 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleges that during this period Messrs. Redstone, Dauman and Dooley were overpaid and the plaintiff seeks to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleges that adoption of the Company’s 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff seeks to enjoin any overpayment under the 2012 Plan until a new vote on that plan, which includes Class B stockholders, occurs. We believe the claim is without merit and filed a motion to dismiss on October 22, 2012.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	89	Executive Chairman of the Board and Founder
James W. Barge	57	Executive Vice President, Chief Financial Officer
Philippe P. Dauman	58	President and Chief Executive Officer; Director
Thomas E. Dooley	56	Senior Executive Vice President and Chief Operating Officer; Director
Carl D. Folta	55	Executive Vice President, Corporate Communications
Michael D. Fricklas	52	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	48	Senior Vice President, Controller
DeDe Lea	47	Executive Vice President, Government Relations
Scott Mills	44	Executive Vice President, Human Resources and Administration

Information about each of our executive officers is set forth below.

Sumner M. Redstone	Mr. Redstone has been our Executive Chairman of the Board of Directors and Founder since January 1, 2006. He has also served as Executive Chairman and Founder of CBS Corporation since January 1, 2006. He was Chairman of the Board of Former Viacom beginning in 1987 and Chief Executive Officer of Former Viacom from 1996 to 2005. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

James W. Barge	Mr. Barge has been our Executive Vice President, Chief Financial Officer since October 1, 2010. He served as our Executive Vice President, Tax and Treasury from January 2008 to September 2010 and as our Controller from March 2008 to September 2010. Prior to joining the Company, Mr. Barge served as Senior Vice President, Controller and principal accounting officer of Time Warner Inc. beginning in mid-2002. He previously held various financial positions with Time Warner Inc. since first joining the company in 1995. Mr. Barge is a member of the board of directors of Scholastic Corporation.

Philippe P. Dauman	Mr. Dauman has been our President and Chief Executive Officer since September 2006 and a member of our Board of Directors since January 1, 2006, having previously served as a director of Former Viacom since 1987. Mr. Dauman was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman and member of its Executive Committee. Mr. Dauman is also a director of National Amusements, Inc. and has served as a director of Lafarge S.A. since 2007.

Thomas E. Dooley	Mr. Dooley has been our Senior Executive Vice President since September 2006, our Chief Operating Officer since May 2010 and a member of our Board of Directors since January 1, 2006. He served as our Chief Administrative Officer from September 2006 to May 2010 and as our Chief Financial Officer from January 2007 to September 2010. Mr. Dooley was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman and member of its Executive Committee. Mr. Dooley served as a director of Sapphire Industrials Corp. from 2007 to 2010 and LaBranche & Co Inc. from 2000 to 2007.

Carl D. Folta	Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he served as Executive Vice President, Office of the Chairman beginning January 1, 2006. He has served in senior communications positions with the Company since April 1994 and was appointed Executive Vice President, Corporate Relations, of Former Viacom in November 2004. Mr. Folta held various communications positions at Paramount Communications Inc., a predecessor, from 1984 to 1994.

Michael D. Fricklas	Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom beginning in May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Former Viacom in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

Katherine Gill-Charest	Ms. Gill-Charest has been our Senior Vice President, Controller and Chief Accounting Officer since October 1, 2010. Prior to that, she was Senior Vice President, Deputy Controller beginning in April 2010 and Vice President, Deputy Controller from May 2007 to April 2010. Prior to joining Viacom, Ms. Gill-Charest served as Chief Accounting Officer of WPP Group USA from November 2005 to May 2007 and as its Vice President, Group Reporting from February 2001 to November 2005.

DeDe Lea	Ms. Lea has been our Executive Vice President, Government Relations since January 1, 2006. Previously, she was Senior Vice President, Government Relations of Former Viacom beginning in September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Scott Mills	Mr. Mills has been our Executive Vice President, Human Resources and Administration since October 1, 2012. Previously, he was President and Chief Operating Officer of BET Networks beginning in July 2007. Prior to that, he served as President of Digital Media for BET Networks from August 2006 to July 2007 and as Chief Financial Officer of BET Networks since 2003. He first joined BET Networks in 1997, serving as Senior Vice President of Strategy & Business Development and assumed the role of Executive Vice President and Chief Operating Officer of BET Interactive from 1999 to 2003.

PART II

Item 5. Market for Viacom Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 30, 2011, we voluntarily withdrew our voting Class A common stock and non-voting Class B common stock from the New York Stock Exchange and transferred our listing to The NASDAQ Global Select Market (“NASDAQ”) and commenced trading thereon on December 1, 2011. Our Class A common stock and Class B common stock are listed and traded on NASDAQ under the symbols “VIA” and “VIAB”, respectively.

The table below shows, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported in Thomson Financial markets services.

	Sales Price
	Low	High
Class A common stock – 2012
4th Quarter	$47.02	$56.32
3rd Quarter	$49.56	$53.96
2nd Quarter	$50.06	$56.17
1st Quarter	$44.10	$55.64

Class A common stock – 2011
4th Quarter	$47.86	$59.45
3rd Quarter	$52.21	$60.90
2nd Quarter	$45.75	$53.50
1st Quarter	$39.52	$46.58

Class B common stock – 2012
4th Quarter	$44.85	$55.60
3rd Quarter	$45.32	$49.85
2nd Quarter	$44.89	$49.77
1st Quarter	$35.13	$46.26

Class B common stock – 2011
4th Quarter	$38.71	$52.67
3rd Quarter	$46.73	$51.93
2nd Quarter	$39.65	$47.34
1st Quarter	$35.70	$40.25

During fiscal 2012 and 2011, our Board of Directors declared the following cash dividends to stockholders of record on both our voting Class A common stock and non-voting Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
July 24, 2012	$0.275	September 15, 2012	October 1, 2012
May 23, 2012	$0.275	June 15, 2012	July 2, 2012
January 18, 2012	$0.250	March 15, 2012	April 2, 2012
November 9, 2011	$0.250	December 15, 2011	January 3, 2012

July 26, 2011	$0.250	September 15, 2011	October 3, 2011
May 25, 2011	$0.250	June 15, 2011	July 1, 2011
January 13, 2011	$0.150	February 28, 2011	April 1, 2011
November 10, 2010	$0.150	November 30, 2010	December 30, 2010

As of November 7, 2012, there were 1,663 record holders of our Class A common stock and 26,042 record holders of our Class B common stock.

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

The performance graph assumes $100 invested on December 31, 2007 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for each calendar year in the period from January 1, 2008 through December 31, 2009, for the nine months ended September 30, 2010, and the years ended September 30, 2011 and 2012.

Total Cumulative Stockholder Return

for the Years Ended December 31, 2008 and 2009, the Nine Months Ended September 30, 2010

and the Years Ended September 30, 2011 and 2012

	12/31/07	12/31/08	12/31/09	9/30/10	9/30/11	9/30/12
Class A Common	100.00	45.75	71.62	91.50	111.97	128.33
Class B Common	100.00	43.40	67.69	82.74	90.17	127.12
S&P 500	100.00	61.51	75.94	77.72	77.05	98.11
Peer Group	100.00	56.74	85.31	92.84	93.33	152.88

Share Repurchases

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended September 30, 2012 under the $10.0 billion stock repurchase program that we announced on November 10, 2011.

Open Market Purchases	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (dollars)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)
Month ended July 31, 2012	4,607	$46.89	$5,184
Month ended August 31, 2012	5,298	$49.45	$4,922
Month ended September 30, 2012	4,244	$52.32	$4,700

Equity Compensation Plan Information

Information required by this item will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the years ended September 30, 2012 and 2011 and the nine months ended September 30, 2010 and the Consolidated Balance Sheet data as of September 30, 2012 and 2011 should be read in conjunction with the audited financial statements, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (“MD&A”) and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings data for the years ended December 31, 2009 and 2008 and the Consolidated Balance Sheet data as of September 30, 2010, and December 31, 2009 and 2008 have been derived from audited financial statements not included herein.

CONSOLIDATED STATEMENT OF EARNINGS DATA

(in millions, except per share amounts)	Year Ended September 30,		Nine Months Ended September 30, 2010	Year Ended December 31,
	2012	2011		2009	2008

Revenues	$13,887	$14,914	$9,337	$13,257	$13,947
Operating income	$3,901	$3,710	$2,207	$3,045	$2,562
Net earnings from continuing operations (Viacom and noncontrolling interests)	$2,385	$2,183	$1,185	$1,655	$1,274
Net earnings from continuing operations attributable to Viacom	$2,345	$2,146	$1,175	$1,678	$1,257
Net earnings from continuing operations per share attributable to Viacom:
Basic	$4.42	$3.65	$1.93	$2.76	$2.01
Diluted	$4.36	$3.61	$1.92	$2.76	$2.01
Weighted average number of common shares outstanding:
Basic	530.7	587.3	608.0	607.1	624.7
Diluted	537.5	594.3	610.7	608.3	625.4
Dividends declared per share of Class A and Class B common stock	$1.05	$0.80	$0.30	$-	$-

CONSOLIDATED BALANCE SHEET DATA

	September 30,			December 31,
(in millions)	2012	2011	2010	2009	2008
Total assets	$22,250	$22,801	$22,096	$21,900	$22,487
Total debt	$8,149	$7,365	$6,752	$6,773	$8,002
Total Viacom stockholders’ equity	$7,448	$8,644	$9,283	$8,704	$6,909
Total equity	$7,439	$8,633	$9,259	$8,677	$6,923

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise. Certain amounts have been reclassified to conform to the 2012 presentation.

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview. The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	38

•	Results of Operations. The results of operations section provides an analysis of our results on a consolidated basis and our reportable operating segment results for each of the years ended September 30, 2012, 2011 and 2010 and the nine months ended September 30, 2010 and 2009. In addition, we provide a discussion of items affecting the comparability of our financial statements.	41

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for each of the years ended September 30, 2012, 2011 and 2010 and the nine months ended September 30, 2010 and 2009 and of our outstanding debt, commitments and contingencies existing as of September 30, 2012.	56

•	Market Risk. We are principally exposed to market risk related to foreign currency exchange rates and interest rates. The market risk section discusses how we manage exposure to these and other market risks.	64

•	Critical Accounting Policies and Estimates. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	64

•	Other Matters. The other matters section provides a discussion of related party transactions and agreements.	70

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OVERVIEW

Summary

We are a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories.

In 2010, we changed our fiscal year end to September 30 from December 31 to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, particularly the cable broadcast year. This Annual Report on Form 10-K reports our financial results for the year ended September 30, 2012 (“2012”), the year ended September 30, 2011 (“2011”) and the nine-month transition period from January 1, 2010 through September 30, 2010 (“2010”). For purposes of comparison, we have included the unaudited financial results for the year ended September 30, 2010 (which reflects our combined results for the quarter ended December 31, 2009 and the nine-month transition period from January 1, 2010 through September 30, 2010) and nine months ended September 30, 2009. See Note 19 to our Consolidated Financial Statements for additional information.

We manage our operations through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). We define adjusted operating income (loss) for our segments as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring charges and asset impairment, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.

When applicable, we use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to the section entitled “Factors Affecting Comparability”.

Media Networks

Our Media Networks segment, which includes brands such as MTV, VH1, CMT, Logo, BET, CENTRIC, Nickelodeon, Nick Jr., TeenNick, Nicktoons, Nick at Nite, COMEDY CENTRAL, TV Land, SPIKE, Tr3s, Paramount Channel and VIVA, provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content to our audiences across multiple platforms, which allows them to engage with our content how and where they want to view and interact with it: on television, online and on mobile devices and through a variety of consumer products.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Our Media Networks segment generates revenues in three categories: (i) the sale of advertising related to our content and marketing services, (ii) affiliate fees from cable television operators, direct-to-home satellite television operators, digital distributors, telecommunications operators and mobile networks and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales of our programming, television syndication and casual gaming.

Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming, performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the first quarter of our fiscal year. In addition, advertising revenues may fluctuate due to the timing of significant programming events, such as awards shows or premieres.

Our affiliate agreements with cable and satellite operators are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. Digital distribution agreements typically cover a large amount of programming and provide for various dates upon which each program becomes available for distribution on the digital platform. Revenue from these arrangements is recognized upon program availability and fluctuates quarterly depending on the availability of the programs licensed. Digital distribution agreements are generally for a shorter term than carriage agreements with traditional cable and satellite television operators reflecting the relatively less mature nature of the digital distribution business.

Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses are comprised of costs related to original and acquired programming, including programming amortization, expenses associated with the manufacturing and distribution of home entertainment products and consumer products licensing, participation fees, integrated marketing expenses and other costs of sales. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

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

In general, motion pictures produced, acquired and/or distributed by our Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows on DVDs and Blu-ray discs, electronic sell-through (e.g., download-to-own), video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television, and, in some

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

cases, by other exhibitors such as airlines and hotels (the “distribution windows”). In fiscal year 2012, the Filmed Entertainment segment theatrically released in domestic and/or international markets Mission: Impossible – Ghost Protocol, Paranormal Activity 3, The Dictator, The Adventures of Tintin and Hugo, among others. Paramount also distributed DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted and Puss in Boots.

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs, Blu-ray discs and other products relating to the motion pictures we release theatrically and direct-to-DVD, as well as certain other programming, including content we distribute on behalf of third parties, (iii) television and digital license fees paid worldwide by third parties for film exhibition rights during the various other distribution windows and through digital distributors and (iv) ancillary revenues from digital license fees paid worldwide by third parties for film exhibition rights through digital distributors, providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution.

Revenues from motion picture theatrical releases tend to be cyclical with increases during the summer months and around holidays, particularly in the first quarter of our fiscal year. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Our home entertainment revenues may also be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and by overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. While the DVD category continues to decline, this has been partially offset by increases in revenues from digital sources.

The home entertainment industry continues to experience softness in the DVD market as a result of several factors, including the maturation of the standard definition DVD format, the popularity of various emerging digital distribution platforms and continuing weakness in the overall economy.

The output term of Paramount’s agreement with DreamWorks Animation expires on the later of the delivery of 13 qualified animated motion pictures and December 31, 2012, subject to earlier termination under certain limited circumstances. Paramount has released 13 DreamWorks Animation films under the agreement in theaters, two of which were released in fiscal year 2012, and expects to distribute the final film under the agreement in November 2012.

In October 2010, Paramount and MVL Productions LLC (“Marvel”), now a subsidiary of The Walt Disney Company, amended the arrangement under which Paramount distributes certain of Marvel’s self-produced feature films on a worldwide basis. Paramount transferred to Marvel substantially all of its worldwide distribution rights to The Avengers and all of its worldwide distribution rights to Iron Man 3, in exchange for aggregate minimum guaranteed payments to Paramount of $115 million and the right for Paramount to receive certain contingent consideration. Paramount retained its distribution rights to Thor and Captain

America: The First Avenger, which were released in fiscal year 2011 and were the final two theatrical titles released under the distribution arrangement with Marvel, and to the previously released Iron Man and Iron Man 2.

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

RESULTS OF OPERATIONS

Year ended September 30, 2012 vs. 2011

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the years ended September 30, 2012 and 2011.

	Year Ended September 30,		Better/(Worse)
(in millions, except per share amounts)	2012	2011	$	%
Revenues	$13,887	$14,914	$(1,027)	(7)%
Operating income	3,901	3,710	191	5
Adjusted operating income	3,901	3,854	47	1
Net earnings from continuing operations attributable to Viacom	2,345	2,146	199	9
Adjusted net earnings from continuing operations attributable to Viacom	2,264	2,247	17	1
Diluted EPS from continuing operations	4.36	3.61	0.75	21
Adjusted diluted EPS from continuing operations	$4.21	$3.78	$0.43	11%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues decreased $1.027 billion, or 7%, to $13.887 billion in the year ended September 30, 2012. Filmed Entertainment decreased $1.103 billion, principally reflecting lower theatrical and home entertainment revenues. Media Networks contributed a partially offsetting increase of $49 million with higher affiliate revenues more than offsetting the declines in advertising and ancillary revenues.

Operating Income

Adjusted operating income increased $47 million, or 1%, to $3.901 billion in the year ended September 30, 2012. Media Networks adjusted operating income increased $41 million, principally reflecting the net increase in revenues. Filmed Entertainment adjusted operating income decreased $16 million, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by this year’s increased digital revenues. Adjusted results for the year ended September 30, 2011 exclude the impact of $144 million of restructuring charges. Including the impact of the prior year restructuring charges, operating income increased $191 million, or 5%, in the year ended September 30, 2012.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $17 million, or 1%, to $2.264 billion in the year ended September 30, 2012, principally due to the increase in tax-effected adjusted operating income described above, partially offset by lower equity income due to a Viacom 18 equity loss. Our effective income tax rate was 34.0% in the year ended September 30, 2012, as compared with 34.3% in the year ended September 30, 2011, excluding the impact of discrete items. The decrease in this year’s effective rate is principally due to incremental tax benefits associated with qualified production activities. Adjusted diluted EPS from continuing operations increased $0.43 per diluted share to $4.21, principally reflecting fewer outstanding shares.

Including the impact of the prior year restructuring charges and a loss on extinguishment of debt and discrete tax benefits in both years, net earnings from continuing operations attributable to Viacom increased $199 million, or 9%, in the year ended September 30, 2012. Diluted EPS from continuing operations increased $0.75 per diluted share to $4.36. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The loss from discontinued operations in both years was principally related to Harmonix Music Systems Inc. (“Harmonix”). The $364 million loss in 2012 principally reflects a $383 million pre-tax charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. The $10 million loss in 2011 principally reflects the loss on the disposal of Harmonix and the Harmonix operating loss for the period through the date of sale, partially offset by the related tax benefit.

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

Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2012	2011	$	%

Revenues by Component
Advertising	$4,756	$4,997	$(241)	(5)%
Affiliate fees	3,889	3,519	370	11
Ancillary	549	629	(80)	(13)

Total revenues by component	$9,194	$9,145	$49	1%

Expenses
Operating	$3,186	$3,025	$(161)	(5)%
Selling, general and administrative	1,975	2,095	120	6
Depreciation and amortization	144	177	33	19

Total expenses	$5,305	$5,297	$(8)	-

Adjusted Operating Income	$3,889	$3,848	$41	1%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Worldwide revenues increased $49 million, or 1%, to $9.194 billion in the year ended September 30, 2012, driven by higher affiliate fee revenues, partially offset by lower advertising and ancillary revenues. Domestic revenues were $7.791 billion, an increase of $69 million, or 1%. International revenues were $1.403 billion, a decrease of $20 million, or 1%, with 2 percentage points of decline resulting from foreign exchange.

Advertising

Worldwide advertising revenues decreased $241 million, or 5%, to $4.756 billion in the year ended September 30, 2012. Domestic advertising revenues decreased 4%, primarily driven by lower commercial units sold. Lower ratings resulted in fewer commercial units being available for sale as units were used to achieve ratings guarantees. International advertising revenues decreased 11%, including lower revenues from certain production and promotional events, with 4 percentage points of the decline resulting from foreign exchange.

Affiliate Fees

Worldwide affiliate fees increased $370 million, or 11%, to $3.889 billion in the year ended September 30, 2012, principally reflecting rate increases, as well as a benefit from the availability of certain programming related to digital distribution arrangements. Domestic affiliate revenues increased 10% and international revenues increased 14%, including a 2-percentage point unfavorable impact from foreign exchange. Excluding the impact of digital distribution arrangements, domestic affiliate revenue growth was in the high-single digits.

Ancillary

Worldwide ancillary revenues decreased $80 million, or 13%, to $549 million in the year ended September 30, 2012, principally reflecting lower home entertainment revenues and consumer products licensing.

Expenses

Media Networks segment expenses were substantially flat at approximately $5.3 billion in the year ended September 30, 2012. Increases in operating expenses were substantially offset by decreases in SG&A expenses and depreciation and amortization.

Operating

Operating expenses increased $161 million, or 5%, to $3.186 billion in the year ended September 30, 2012. Programming expenses increased $144 million, or 5%, principally reflecting expenses associated with our continuing investment in programming. Distribution and other operating expenses, including participations related to digital distribution arrangements and integrated marketing expenses, increased $17 million, or 5%.

Selling, General and Administrative

SG&A expenses decreased $120 million, or 6%, to $1.975 billion in the year ended September 30, 2012, principally due to lower incentive-based compensation accruals, as well as savings from our 2011 restructuring actions.

Depreciation and Amortization

Depreciation and amortization decreased $33 million, or 19%, to $144 million in the year ended September 30, 2012, principally resulting from lower intangible asset and capital lease amortization.

Adjusted Operating Income

Adjusted operating income increased $41 million, or 1%, to $3.889 billion in the year ended September 30, 2012, principally reflecting the net increase in revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2012	2011	$	%
Revenues by Component
Theatrical	$1,310	$2,175	$(865)	(40)%
Home entertainment	1,662	1,890	(228)	(12)
Television license fees	1,394	1,417	(23)	(2)
Ancillary	454	441	13	3

Total revenues by component	$4,820	$5,923	$(1,103)	(19)%

Expenses
Operating	$3,935	$4,997	$1,062	21%
Selling, general & administrative	473	496	23	5
Depreciation & amortization	87	89	2	2

Total expenses	$4,495	$5,582	$1,087	19%

Adjusted Operating Income	$325	$341	$(16)	(5)%

Revenues

Worldwide revenues decreased $1.103 billion, or 19%, to $4.820 billion in the year ended September 30, 2012, principally driven by lower theatrical and home entertainment revenues. Domestic revenues were $2.135 billion, a decrease of $825 million, or 28%. International revenues were $2.685 billion, a decrease of $278 million, or 9%, with 2 percentage points of the decline resulting from the impact from foreign exchange.

Theatrical

Worldwide theatrical revenues decreased $865 million, or 40%, to $1.310 billion in the year ended September 30, 2012, principally reflecting the mix of our 2012 releases. During the year ended September 30, 2012, we released fifteen films, including Mission: Impossible – Ghost Protocol, DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted and Puss in Boots and Paranormal Activity 3, as compared to sixteen films in the prior year. Lower revenues from our current year releases were principally due to the difficult comparison against last year’s release of Transformers: Dark of the Moon and Marvel’s Thor and Captain America: The First Avenger. Domestic and international theatrical revenues decreased 43% and 37%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $228 million, or 12%, to $1.662 billion in the year ended September 30, 2012. Current year releases included Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Puss in Boots and Kung Fu Panda 2, and Mission: Impossible – Ghost Protocol. Lower revenues from our current year releases were principally due to the difficult comparison against last year’s releases including lower revenues from our third-party distribution arrangements. Domestic and international home entertainment revenues decreased 19% and 3%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international home entertainment revenues. International home entertainment revenues also include the international release of Transformers: Dark of the Moon while the domestic release benefitted our 2011 results.

Television License Fees

Television license fees decreased $23 million, or 2%, to $1.394 billion in the year ended September 30, 2012, driven by the number and mix of available titles.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Ancillary revenues increased $13 million, or 3%, to $454 million in the year ended September 30, 2012. Higher digital revenues were partially offset by the comparison against the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year for approximately $115 million.

Expenses

Filmed Entertainment segment expenses decreased $1.087 billion, or 19%, to $4.495 billion in the year ended September 30, 2012 due to decreases in operating and SG&A expenses.

Operating

Operating expenses decreased $1.062 billion, or 21%, to $3.935 billion in the year ended September 30, 2012, principally due to the mix of theatrical releases. Film costs decreased $598 million, or 22%. Distribution and other costs, principally print and advertising expenses, decreased $464 million, or 20%.

Selling, General and Administrative

SG&A expenses decreased $23 million, or 5%, to $473 million in the year ended September 30, 2012, principally driven by savings from our 2011 restructuring actions and lower incentive compensation.

Adjusted Operating Income

Adjusted operating income decreased $16 million, or 5%, to $325 million in the year ended September 30, 2012, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in the prior year, partially offset by income attributable to this year’s increased digital revenues and cost savings from our 2011 restructuring actions.

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

(continued)

Operating Income

Adjusted operating income increased $446 million, or 13%, to $3.854 billion in the year ended September 30, 2011. Media Networks adjusted operating income increased $467 million, principally reflecting the increased revenues, partially offset by increased expenses. Filmed Entertainment was substantially flat. Adjusted results for the year ended September 30, 2011 exclude the impact of $144 million of restructuring charges, principally related to workforce reductions, while the adjusted results for the year ended September 30, 2010 exclude the impact of a $60 million asset impairment. Including the impact of the 2011 restructuring charges and the 2010 asset impairment, operating income increased $362 million, or 11%, in the year ended September 30, 2011.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $406 million, or 22%, in the year ended September 30, 2011, principally due to the increase in tax-effected adjusted operating income described above and higher equity income principally due to EPIX generating equity income in 2011 as compared with losses in 2010. Our effective income tax rate was 34.3% in the year ended September 30, 2011, as compared with 35.9% in the year ended September 30, 2010, excluding the impact of discrete items. The reduction in this year’s effective rate is principally due to a change in mix of domestic and international income. Adjusted diluted EPS from continuing operations increased $0.76 per diluted share to $3.78.

Including the impact of the 2011 restructuring charges, loss on extinguishment of debt and discrete tax benefits, and the 2010 asset impairment and discrete tax benefits, net earnings from continuing operations attributable to Viacom increased $247 million, or 13%, in the year ended September 30, 2011. Diluted EPS from continuing operations increased $0.50 per diluted share to $3.61. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

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

Advertising

Worldwide advertising revenues increased $444 million, or 10%, to $4.997 billion in the year ended September 30, 2011. Domestic advertising revenues increased 10%, reflecting the strength of the 2010 upfront and the 2011 scatter markets. International advertising revenues increased 9%, with a 3-percentage point favorable impact from foreign exchange on international growth.

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

(continued)

Selling, General and Administrative

SG&A expenses increased $168 million, or 9%, to $2.095 billion in the year ended September 30, 2011, principally reflecting higher employee–related costs, including accrued incentive compensation costs associated with the improved operating performance, as well as higher advertising and promotional expenses related to marketing original programming.

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

Theatrical

Worldwide theatrical revenues increased $799 million, or 58%, to $2.175 billion in the year ended September 30, 2011, principally driven by the strength and number of our 2011 releases. During the year ended September 30, 2011, we released sixteen films, including Transformers: Dark of the Moon, DreamWorks Animation’s Kung Fu Panda 2, Marvel’s Thor and Captain America: The First Avenger, DreamWorks Animation’s Megamind, Super 8, True Grit, Rango, Jackass 3D and Paranormal Activity 2, as compared to thirteen films in 2010. Domestic and international theatrical revenues increased 44% and 71%, respectively. Foreign exchange had a 9-percentage point favorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $206 million, or 10%, to $1.890 billion in the year ended September 30, 2011. Our 2011 releases included DreamWorks Animation’s How to Train Your Dragon, Shrek

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Forever After and Megamind, True Grit, The Last Airbender, Thor, Rango, and the domestic release of Transformers: Dark of the Moon on September 30, 2011. The decline was principally driven by lower catalog sales and lower revenues from other third-party distribution arrangements. Domestic and international home entertainment revenues decreased 11% and 9%, respectively. Foreign exchange had a 3-percentage point favorable impact on international home entertainment revenues.

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

Selling, General and Administrative

SG&A expenses decreased $24 million, or 5%, to $496 million in the year ended September 30, 2011, principally reflecting lower accrued incentive compensation costs.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Selling, General and Administrative

SG&A expenses increased $83 million, or 6%, to $1.433 billion in the nine months ended September 30, 2010, principally due to higher incentive compensation costs, partially offset by lower bad debt expenses.

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

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Selling, General and Administrative

SG&A expenses increased $41 million, or 13%, to $367 million in the nine months ended September 30, 2010, principally driven by the timing of incentive compensation costs and severance costs associated with headcount reductions.

Adjusted Operating Income (Loss)

Adjusted operating income was $38 million in the nine months ended September 30, 2010 compared with an adjusted operating loss of $56 million in the comparable period of 2009, principally reflecting the improved profitability of our 2010 releases.

FACTORS AFFECTING COMPARABILITY

The consolidated financial statements as of and for the years ended September 30, 2012, 2011 and 2010 and the nine months ended September 30, 2010 and 2009 reflect our results of operations, financial position and cash flows reported in accordance with U.S. GAAP. Results for the aforementioned periods, as discussed in the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

The following tables reconcile our adjusted measures to our reported results for the years ended September 30, 2012, 2011 and 2010, and the nine months ended September 30, 2010 and 2009.

(in millions, except per share amounts)

	Year Ended September 30, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$3,901	$3,470	$2,345	$4.36
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(94)	(0.17)

Adjusted results	$3,901	$3,491	$2,264	$4.21

	Year Ended September 30, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$3,710	$3,245	$2,146	$3.61
Factors Affecting Comparability:
Restructuring	144	144	99	0.17
Extinguishment of debt	-	87	54	0.09
Discrete tax benefits	-	-	(52)	(0.09)

Adjusted results	$3,854	$3,476	$2,247	$3.78

	Year Ended September 30, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$3,348	$2,838	$1,899	$3.11
Factors Affecting Comparability:
Asset impairment	60	60	19	0.03
Discrete tax benefits	-	-	(77)	(0.12)

Adjusted results	$3,408	$2,898	$1,841	$3.02

	Nine Months Ended September 30, 2010
	Operating Income	Pre-tax Earnings from Continuing Operations*	Net Earnings from Continuing Operations Attributable to Viacom**	Diluted EPS from Continuing Operations

Reported results	$2,207	$1,812	$1,175	$1.92
Factors Affecting Comparability:
Discrete tax benefits	-	-	(27)	(0.04)

Adjusted results	$2,207	$1,812	$1,148	$1.88

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

2011

In the quarter ended September 30, 2011, we reviewed our cost structure and took certain actions to combine and increase the efficiency of various functions across the organization, which resulted in a restructuring charge of $130 million. The restructuring plan included workforce reductions and other exit activities across the Company’s operations, which were substantially completed as of September 30, 2012. As a result of these initiatives we expect annual pre-tax savings of approximately $140 million, the benefit of which began to phase in this year.

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

Extinguishment of Debt

2012

In 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Notes, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.

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

Discrete Tax Items

Our effective income tax rate was 34.0%, 34.3% and 35.9% for the year ended September 30, 2012, 2011 and 2010, respectively, excluding the impact of discrete items. In 2012, discrete tax benefits of $94 million, taken together with the effective income tax rate impact of the 2012 loss on extinguishment of debt, contributed 2.7 percentage points of tax benefit, which reconciles to the reported effective rate of 31.3%. The benefits in 2012 include certain operating and capital loss carryforward benefits that are now more likely than not to be realized, as well as the release of tax reserves with respect to certain effectively settled tax positions. In 2011, discrete tax benefits of $52 million, taken together with the impact of restructuring charges and the 2011 loss on extinguishment of debt, contributed 1.6 percentage points of net tax benefit, which reconciles to the reported effective rate of 32.7%. In 2010, discrete tax benefits of $77 million, taken together with the impact of asset impairment, contributed 2.0 percentage points of tax benefit, which reconciles to the reported effective tax rate of 33.9%. The discrete tax benefits in 2011 and 2010 were principally due to reserve releases resulting from effectively settled audits. The benefit in 2010 also reflects the disposition of certain assets.

Our effective income tax rate was 36.1% for the nine months ended September 30, 2010 and 2009, excluding the impact of discrete items. In 2010, discrete tax benefits of $27 million contributed 1.5 percentage points of tax benefit, which reconciles to the reported effective rate of 34.6%. In 2009, discrete tax benefits of $74 million contributed 5.4 percentage points of tax benefit, which reconciles to the reported effective rate of 30.7%. The benefit in the nine months ended September 30, 2010 principally reflects tax benefits from the disposition of certain assets. The benefit in the nine months ended September 30, 2009 principally reflects reserve releases resulting from effectively settled audits and the recognition of certain previously unrecognized capital losses from international operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Our principal uses of cash in operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for capital expenditures, acquisitions of businesses,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

quarterly cash dividends and discretionary share repurchases under our stock repurchase program, as deemed appropriate. Our cash flows from operations, together with our credit facilities, provide us with adequate resources to fund our anticipated ongoing cash requirements.

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

Cash Flows

Cash and cash equivalents decreased by $173 million in the year ended September 30, 2012, and increased $184 million in the year ended September 30, 2011 and $539 million in the nine months ended September 30, 2010. The net change in cash and cash equivalents was attributable to the following:

Cash Flows	Year Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	2010	2010	2009
Cash provided by operations	$2,498	$2,644	$1,566	$1,147	$732
Net cash flow used in investing activities	(256)	(227)	(325)	(168)	(117)
Net cash flow used in financing activities	(2,413)	(2,227)	(655)	(436)	(1,169)
Effect of exchange rates on cash and cash equivalents	(2)	(6)	2	(4)	11

Net change in cash and cash equivalents	$(173)	$184	$588	$539	$(543)

Operating Activities

Cash provided by operations was $2.498 billion for the year ended September 30, 2012, a decrease of $146 million compared with 2011. The decrease principally reflects the timing of annual incentive compensation payments as a result of our 2010 fiscal year end change and payments related to our 2011 restructuring actions, partially offset by the comparison against the payment of a premium on our debt extinguishment in the prior year. In addition, 2012 included $1 million of cash provided by discontinued operations as compared to $21 million of cash used in discontinued operations in 2011.

The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable and satellite television operators. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases.

Cash provided by operations was $2.644 billion for the year ended September 30, 2011, an increase of $1.078 billion compared with the same period in 2010. The increase principally reflects the comparison against a $775 million reduction in securitized receivables in 2010 and higher income, partially offset by increased production spending at the Filmed Entertainment segment, as well as the payment of the premium on our 2011 debt extinguishment. In addition, cash used in discontinued operations was $21 million in fiscal 2011 as compared with cash provided by discontinued operations of $121 million in 2010, principally due to a full year of activity in 2010 as compared with three months in 2011.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Cash provided by operations was $1.147 billion for the nine months ended September 30, 2010, an increase of $415 million compared with the nine months ended September 30, 2009. The increase principally reflects the increase in earnings, lower pension contributions, lower print and advertising expenses and the comparison against a $175 million reduction in securitized receivables and an $84 million payment of a premium on debt extinguishment in 2009, partially offset by higher income tax payments. Cash tax payments increased during the period primarily as a result of the 2009 tax benefits associated with our 2008 restructuring and other charges, the expiration at December 31, 2009 of certain federal income tax benefits related to programming and film investment and increased pre-tax earnings.

Investing Activities

Cash used in investing activities was $256 million for the year ended September 30, 2012, compared with $227 million in 2011. The increase reflects a payment related to the earn-out dispute with the former shareholders of Harmonix and lower spending on acquisitions and investments. In 2011, cash used in investing activities included $72 million related to acquisitions and investments principally reflecting an investment in a European television programmer.

In general, our segments require relatively low levels of capital expenditures in relation to our annual cash flow from operations which contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.

Cash used in investing activities was $227 million for the year ended September 30, 2011, compared with $325 million in the same period in 2010. The decrease is principally due to lower spending on acquisitions and investments. In fiscal year 2011, cash used in investing activities included $72 million related to acquisitions and investments principally reflecting an investment in a European television programmer. For the same period in 2010, the $154 million related to acquisitions and investments principally related to the acquisition of Teenage Mutant Ninja Turtles and investment in EPIX.

Cash used in investing activities was $168 million for the nine months ended September 30, 2010, compared with $117 million in the nine months ended September 30, 2009. The increase is primarily due to increased spending on capital expenditures and investments, principally related to Viacom 18 and EPIX, partially offset by cash acquired from DW Funding LLC (“DW Funding”).

Financing Activities

Cash used in financing activities was $2.413 billion for the year ended September 30, 2012, compared with $2.227 billion in 2011. The net outflow was primarily driven by the settlement of share repurchases and dividends. During 2012, we repurchased 59.9 million shares for an aggregate price of $2.8 billion, of which $2.759 billion of repurchases had settled as of September 30, 2012, and paid $554 million in dividends. The net impact of our issuance of $2.15 billion of senior notes and debentures and debt repayments of $1.315 billion contributed a partially offsetting inflow. In the prior year, cash used in financing activities was driven by share repurchases of $2.45 billion and dividends of $417 million, partially offset by the net impact of our senior notes issuances and debt repayments.

Cash used in financing activities was $2.227 billion for the year ended September 30, 2011, compared with $655 million in the same period in 2010. The net outflow was primarily driven by share repurchases and dividends. During the year ended September 30, 2011, we repurchased 55.7 million shares for an aggregate price of $2.5 billion, of which $2.45 billion of repurchases had settled as of September 30, 2011, and paid $417 million in dividends. Our commercial paper borrowings of $423 million, taken together with the net impact of our issuance of $1.0 billion of senior notes, repurchase of $582 million principal amount of our 6.25% Senior Notes due 2016

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

and repayment of the remaining $193 million principal amount of our 5.75% Senior Notes due on April 30, 2011, contributed a partially offsetting inflow. In 2010, cash used in financing activities was driven by the repayment of long-term debt and commercial paper borrowings.

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

As of November 14, 2012, we had $4.420 billion remaining in our $10.0 billion stock repurchase program. The remaining share repurchases under the program are expected to be funded through a combination of cash generated by operations, borrowings under our credit facilities and external financing, as deemed appropriate.

In May 2012, we increased our quarterly dividend to $0.275 per share of Class A and Class B common stock from $0.25 per share, beginning with the dividend payable on July 2, 2012.

Capital Resources

Capital Structure and Debt

At September 30, 2012, total debt was $8.149 billion, an increase of $784 million from $7.365 billion at September 30, 2011. The increase in debt reflects the impact of new issuances of senior notes and debentures, partially offset by repayments.

Debt	September 30,
(in millions)	2012	2011
Senior notes and debentures	$7,919	$6,536
Commercial paper	-	423
Capital leases and other obligations	230	406

Total debt	$8,149	$7,365

Senior Notes and Debentures

During the year, we took advantage of favorable market conditions and issued a total of $2.15 billion of senior notes and debentures. In December 2011, we issued $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount. In February 2012, we issued $500 million aggregate principal amount of 1.250% Senior Notes due 2015 at a price equal to 99.789% of the principal amount and $250 million aggregate principal amount of 4.500% Senior Debentures due 2042 at a price equal to 98.063% of the principal amount. In June 2012, we issued $300 million aggregate principal amount of 3.125% Senior Notes due 2022 at a price equal to 98.553% of the principal amount and an additional $100 million aggregate principal amount of our 1.250% Senior Notes due 2015 at a price equal to 100.026% of the principal amount.

We used the net proceeds from these offerings for general corporate purposes, including the repurchase of shares under our stock repurchase program, and the redemption and repayment of debt.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2012 and 2011, the total unamortized net discount related to the fixed rate senior notes and debentures was $49 million and $32 million, respectively.

We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities and future access to capital markets, including our credit facilities. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modified certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage, for the most recent four consecutive fiscal quarters, to be at least 3.0x, which the Company met at September 30, 2012.

In November 2011, we entered into two 364-day bank credit facilities for an aggregate amount of $600 million. The facilities are used for general corporate purposes. The facilities contain covenants that are substantially the same as those contained in our $2.1 billion revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are generally based on LIBOR plus a margin.

At September 30, 2012 and 2011, there were no amounts outstanding under our credit facilities.

In November 2012, we further amended the revolving credit agreement to increase the amount of the facility from $2.1 billion to $2.5 billion and extended the maturity date from December 2015 to November 2017. At the same time, we also terminated all $600 million of the 364-day credit facilities.

Commercial Paper

At September 30, 2012, there was no commercial paper outstanding. At September 30, 2011, the outstanding commercial paper of $423 million had a weighted average interest rate of 0.41% and a weighted average maturity of less than 30 days.

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

Stock Repurchase Program

On November 9, 2011, our Board of Directors authorized an increase in the funds available to purchase Class B common stock under the Company’s stock repurchase program to $10.0 billion from $4.0 billion. During 2012,

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

we repurchased 59.9 million shares for an aggregate price of $2.8 billion. From October 1, 2012 through November 14, 2012, we repurchased an additional 5.2 million shares for an aggregate purchase price of $280 million. As of November 14, 2012, we had $4.420 billion remaining in our $10.0 billion stock repurchase program. During 2011, we repurchased 55.7 million shares under the program for an aggregate price of $2.5 billion. There were no repurchases during the nine months ended September 30, 2010.

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

Guarantees

Leases

We have certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”) and Blockbuster Inc. (“Blockbuster”). In addition, we have certain indemnities provided by the acquirer of Famous Players. At September 30, 2012, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $575 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $199 million with respect to such obligations. Based on our consideration of financial information available to us, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, we believe our accrual is sufficient to meet any future obligations.

Other

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2012 were $52 million and are not recorded on our Consolidated Balance Sheet.

The Company and its venture partner each have a commitment to guarantee up to approximately $60 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2012 subject to this guarantee. We also have a remaining equity funding commitment of $15 million as of September 30, 2012.

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

(continued)

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings.

Our 2006 acquisition agreement with Harmonix, a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities-current on the Consolidated Balance Sheet, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million. Kraft Group LLC, an entity related to Robert Kraft, a member of our Board of Directors, was a beneficial holder of less than 1.8% of the Harmonix shares prior to, and at the time of, our 2006 acquisition of Harmonix. Kraft Group LLC acquired the shares several years prior to Mr. Kraft becoming a member of our Board of Directors.

On December, 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination. Our motion to vacate the resolution accountants’ decision based on the resolution accountants’ determination not to consider the impact of inventory write-downs on the 2008 earn-out calculation was denied by the Delaware Chancery Court on August 9, 2012. The Court held that (i) the resolution accountants had the authority to, and did, determine what issues were and were not properly before them; (ii) there was no reason to vacate the determination under the applicable standards of the Federal Arbitration Act; and (iii) in any event, the resolution accountants made the correct decision in refusing to consider the impact of inventory write-downs on the 2008 earn-out calculation. On September 17, 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On September 21, 2012, the Chancery Court entered an order staying payment of the judgment pending the appeal.

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

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Motion Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in state court in Los Angeles against Paramount and DW Studios alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unfair competition in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012 claiming that revenues received by Viacom and National Amusements Inc. (“NAI”) as part of certain transactions were misapplied to their detriment. Paramount and DW Studios deny these allegations, believe that their accounting has been substantially correct, and intend to vigorously defend against each of the claims. The case remains pending.

On August 17, 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purports to be a derivative action alleging that, between 2008 and 2011, the Company violated the terms of its 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleges that during this period Messrs. Redstone, Dauman and Dooley were overpaid and the plaintiff seeks to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleges that adoption of the Company’s 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff seeks to enjoin any overpayment under the 2012 Plan until a new vote on that plan, which includes Class B stockholders, occurs. We believe the claim is without merit and filed a motion to dismiss on October 22, 2012.

Contractual Obligations

Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2012, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,426	$532	$566	$246	$82
Operating leases (2)	1,794	183	317	255	1,039
Purchase obligations (3)	786	370	342	74	-

On-Balance Sheet Arrangements
Capital lease obligations (4)	198	26	52	51	69
Debt	8,038	70	1,450	1,818	4,700
Interest payments	6,110	394	1,149	1,348	3,219
Other long-term obligations (5)	$2,739	$1,565	$871	$287	$16

(1)	Programming and talent commitments include $1.097 billion relating to media networks programming and $329 million for talent contracts.
(2)	Includes long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.
(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)	Includes capital leases for satellite transponders.
(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.

Note:  Not included in the amounts above are payments which may result from our defined benefit pension plans of $563 million, unrecognized tax benefits of $273 million, including interest and penalties, $15 million of funding commitments to joint ventures, interest payments to be made under our credit facility, $179 million of redeemable noncontrolling interest and lease guarantees of approximately $575 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. We do expect to make contributions of approximately $20 million in fiscal 2013 to our funded pension plan.

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

In order to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the Japanese Yen, and the Canadian Dollar, foreign currency forward contracts are used. From time to time, we enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.

The notional value of all foreign exchange contracts was $176 million and $89 million at September 30, 2012 and 2011, respectively. In 2012, $120 million related to our foreign currency balances and $56 million related to future production costs and programming obligations. In 2011, $12 million related to our foreign currency balances and $77 million related to future production costs and programming obligations.

Interest Rate Risk

A portion of our interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at the discretion of the Company. There were no interest rates hedges outstanding at September 30, 2012. At September 30, 2011, the notional value of all interest rate hedges was $500 million. Since the majority of our debt is fixed rate, we do not expect that a 1% increase or decrease in the level of interest rates would have a material impact on our Consolidated Financial Statements.

Viacom has issued senior notes and debentures that, at September 30, 2012, had an outstanding balance of $7.9 billion and an estimated fair value of $9.2 billion. A 1% increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the senior notes and debentures by approximately $638 million and $726 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, which are based on historical experience

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

and on various other assumptions that we believe are reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. An appreciation of our critical accounting policies, those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements, is necessary to understand our financial results. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee.

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

Original Production and Film Costs

We capitalize original production, including original programming and feature film costs, on a title-specific basis, as Inventory, net in the Consolidated Balance Sheets. We use an individual-forecast-computation method to amortize the costs over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. We expense advertising costs as they are incurred and expense manufacturing costs, such as DVD manufacturing costs, on a unit-specific basis when we recognize the related revenue. Our estimated liabilities for residuals and participations are accrued using the individual-film-forecast-computation method based on ultimate revenues.

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

Our most significant distribution arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation, the distribution agreement with CBS Corporation (“CBS”) and the continuing distribution relationship with Marvel, now a subsidiary of The Walt Disney Company, for the films we theatrically distributed. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments, if applicable. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

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

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have a $23 million impact on our total revenue for the year ended September 30, 2012. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors. In computing our sales returns rate, sales include home entertainment revenues of our Filmed Entertainment and Media Networks segments. Home entertainment revenues of our Media Networks segment are included within Media Networks’ ancillary revenues.

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectability. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts relative to our trade accounts receivables would have a $22 million impact on our operating results for the year ended September 30, 2012.

Provision for Income Taxes

As a global entertainment content company, we are subject to income taxes in the United States and foreign jurisdictions where we have operations. Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions and dispositions, as well as the tax characteristics of our income. In determining our income tax provisions on a jurisdiction basis, we are required to make judgments on the need to record deferred tax assets and liabilities, including the realizability of deferred tax assets. A valuation allowance for deferred tax assets is established if it is more likely than not that a deferred tax asset will not be realized. In evaluating uncertain tax positions, we make determinations of the application of complex tax rules, regulations and practices. We evaluate our uncertain tax positions quarterly based on many factors including, but not limited to, new facts, changes in tax law and information received from regulators. A change in any one of these factors could change our evaluation of an existing uncertain tax position, resulting in the recognition of an additional charge or benefit to our income tax provision in the period. As such, going forward, our effective tax rate may fluctuate. Additionally, our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our income tax provisions. The resolution of audit issues and income tax positions taken may take extended periods of time due to the length of examinations by tax authorities and the possible extension of statutes of limitations.

A 1% change in our effective rate, excluding discrete items, would result in additional income tax expense of approximately $35 million for the year ended September 30, 2012.

We permanently reinvest the earnings of substantially all of our foreign subsidiaries outside the United States. We do not provide for U.S. taxes on earnings of our foreign subsidiaries for which the earnings are permanently reinvested.

Fair Value Measurements

The performance of fair value measurements is an integral part of the preparation of financial statements in accordance with GAAP. Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. Selection of the appropriate valuation technique, as well as determination of assumptions, risks and estimates used by market participants in pricing the asset or liability requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and certain liabilities. Either instance would have an impact on both our Consolidated Balance Sheets and Consolidated Statement of Earnings.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill. Goodwill at September 30, 2012 relates to our reporting units Music and Logo ($2.0 billion), Nickelodeon ($2.9 billion), Entertainment ($1.8 billion), BET Networks ($2.7 billion) and Paramount ($1.6 billion). The Company has elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test in 2012. Based on our qualitative assessments, including

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price, we concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value.

Under the accounting rules in effect in 2010, we were required to perform the annual quantitative impairment test. The first step of a quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

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

In connection with our 2010 goodwill impairment test, we recorded a $230 million goodwill impairment charge related to Harmonix and reflected the change in Discontinued operations, net of tax in our Consolidated Statement of Earnings. The estimated fair value of Harmonix was determined using a discounted cash flow analysis. Significant assumptions reflected in the analysis include the estimated future cash flows of the business and discount rate. A one percentage point change in the perpetual growth rate or discount rate would not have resulted in a significant change in the goodwill impairment charge.

Finite-Lived Intangible Assets. In determining whether finite-lived intangible assets (e.g., customer lists, film libraries) are impaired, the accounting rules do not provide for an annual impairment test. Instead, they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted cash flows, the asset would be written down to its fair value. If the intent is to hold the asset for sale, to the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OTHER MATTERS

Related Parties

NAI, directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS. Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of $19 million in 2012, $44 million in 2011 and $21 million in 2010.

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

(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements.

CBS Related Party Transactions	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Consolidated Statements of Earnings
Revenues	$285	$341	$244
Operating expenses	$347	$434	$318

	September 30,
	2012	2011
Consolidated Balance Sheets
Accounts receivable	$7	$6
Other assets	1	1

Total due from CBS	$8	$7

Accounts payable	$1	$1
Participants’ share and residuals, current	143	162
Program rights obligations, current	110	73
Program rights obligations, noncurrent	169	243
Other liabilities	24	37

Total due to CBS	$447	$516

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

Limitations on Certain Acquisitions. Subject to limited exceptions, the Separation Agreement provides that none of Viacom, any subsidiary of Viacom or any person that is controlled by Viacom after the separation will own or acquire an interest in a radio or television broadcast station, television broadcast network or daily newspaper, if such ownership or acquisition would (i) cause CBS, any subsidiary of CBS or any entity controlled by CBS after the date of the separation to be in violation of U.S. federal laws limiting the ownership or control of radio broadcast stations, television broadcast stations and/or television broadcast networks or (ii) limit in any manner at any time under such laws CBS’ ability to acquire additional interests in a radio or television broadcast station and/or television broadcast network. These restrictions will terminate when none of Mr. Redstone, NAI, NAIRI Inc. or any of their successors, assigns or transferees are deemed to have interests in both CBS and Viacom that are attributable under applicable U.S. federal laws.

The Separation Agreement also provides that neither Viacom, any subsidiary of Viacom or any person controlled by Viacom nor CBS, any subsidiary of CBS or any person controlled by CBS will acquire any asset, enter into

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

Other Related Party Transactions	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Consolidated Statements of Earnings
Revenues	$309	$239	$168
Operating expenses	$120	$83	$53
Selling, general and administrative	$(16)	$(16)	$(24)

	September 30,
	2012	2011
Consolidated Balance Sheets
Accounts receivable	$114	$88
Other assets	3	2

Total due from other related parties	$117	$90

Accounts payable	$8	$32
Other liabilities	17	10

Total due to other related parties	$25	$42

All other related party transactions are not material in the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosures on our market risk are included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk.”

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

Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2012, Viacom maintained effective internal control over financial reporting.

The assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and the nine months ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

November 15, 2012

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions, except per share amounts)	2012	2011

Revenues	$13,887	$14,914	$9,337
Expenses:
Operating	6,993	7,868	4,883
Selling, general and administrative	2,757	2,921	2,025
Depreciation and amortization	236	271	222
Restructuring	-	144	-

Total expenses	9,986	11,204	7,130

Operating income	3,901	3,710	2,207
Interest expense, net	(417)	(412)	(320)
Equity in net earnings (losses) of investee companies	12	40	(67)
Loss on extinguishment of debt	(21)	(87)	-
Other items, net	(5)	(6)	(8)

Earnings from continuing operations before provision for income taxes	3,470	3,245	1,812
Provision for income taxes	(1,085)	(1,062)	(627)

Net earnings from continuing operations	2,385	2,183	1,185
Discontinued operations, net of tax	(364)	(10)	(321)

Net earnings (Viacom and noncontrolling interests)	2,021	2,173	864

Net earnings attributable to noncontrolling interests	(40)	(37)	(10)

Net earnings attributable to Viacom	$1,981	$2,136	$854

Amounts attributable to Viacom:
Net earnings from continuing operations	$2,345	$2,146	$1,175
Discontinued operations, net of tax	(364)	(10)	(321)

Net earnings attributable to Viacom	$1,981	$2,136	$854

Basic earnings per share attributable to Viacom:
Continuing operations	$4.42	$3.65	$1.93
Discontinued operations	(0.69)	(0.01)	(0.53)

Net earnings	$3.73	$3.64	$1.40

Diluted earnings per share attributable to Viacom:
Continuing operations	$4.36	$3.61	$1.92
Discontinued operations	(0.67)	(0.02)	(0.52)

Net earnings	$3.69	$3.59	$1.40

Weighted average number of common shares outstanding:
Basic	530.7	587.3	608.0
Diluted	537.5	594.3	610.7

Dividends declared per share of Class A and Class B common stock	$1.05	$0.80	$0.30

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Net earnings (Viacom and noncontrolling interests)	$2,021	$2,173	$864
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(41)	47	(82)
Defined benefit pension plans	(63)	(48)	(60)
Cash flow hedges	6	(48)	(5)
Available for sale securities	(1)	(2)	(3)

Other comprehensive loss (Viacom and noncontrolling interests)	(99)	(51)	(150)

Comprehensive income	1,922	2,122	714
Less: Comprehensive income attributable to noncontrolling interests	41	36	9

Comprehensive income attributable to Viacom	$1,881	$2,086	$705

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$848	$1,021
Receivables, net	2,533	2,732
Inventory, net	832	828
Deferred tax assets, net	68	41
Prepaid and other assets	572	639

Total current assets	4,853	5,261
Property and equipment, net	1,068	1,057
Inventory, net	4,205	4,239
Goodwill	11,045	11,064
Intangibles, net	328	392
Other assets	751	788

Total assets	$22,250	$22,801

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$255	$386
Accrued expenses	943	1,193
Participants’ share and residuals	989	1,158
Program rights obligations	569	475
Deferred revenue	230	187
Current portion of debt	18	23
Other liabilities	826	520

Total current liabilities	3,830	3,942

Noncurrent portion of debt	8,131	7,342
Participants’ share and residuals	533	487
Program rights obligations	642	771
Deferred tax liabilities, net	5	123
Other liabilities	1,491	1,351
Redeemable noncontrolling interest	179	152

Commitments and contingencies (Note 15)

Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.1 and 51.4 outstanding, respectively	-	-
Class B common stock, par value $0.001, 5,000.0 authorized; 455.9 and 506.9 outstanding, respectively	1	1
Additional paid-in capital	8,916	8,614
Treasury stock, 267.1 and 207.2 common shares held in treasury, respectively	(11,025)	(8,225)
Retained earnings	9,820	8,418
Accumulated other comprehensive loss	(264)	(164)

Total Viacom stockholders’ equity	7,448	8,644

Noncontrolling interests	(9)	(11)

Total equity	7,439	8,633

Total liabilities and equity	$22,250	$22,801

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$2,021	$2,173	$864
Discontinued operations, net of tax	364	10	321

Net earnings from continuing operations	2,385	2,183	1,185
Reconciling items:
Depreciation and amortization	236	271	222
Feature film and program amortization	4,380	4,809	3,015
Equity-based compensation	122	128	80
Equity in net (income) losses and distributions from investee companies	(6)	(32)	72
Deferred income taxes	(87)	376	(119)
Operating assets and liabilities, net of acquisitions:
Receivables	270	(398)	419
Inventory, program rights and participations	(4,492)	(4,538)	(3,251)
Accounts payable and other current liabilities	(367)	(92)	(404)
Other, net	56	(42)	(82)
Discontinued operations, net	1	(21)	10

Cash provided by operations	2,498	2,644	1,147

INVESTING ACTIVITIES
Acquisitions and investments, net	(18)	(72)	(63)
Capital expenditures	(154)	(155)	(105)
Discontinued operations, net	(84)	-	-

Net cash flow used in investing activities	(256)	(227)	(168)

FINANCING ACTIVITIES
Borrowings	2,116	982	-
Debt repayments	(892)	(776)	(276)
Commercial paper	(423)	423	(16)
Purchase of treasury stock	(2,809)	(2,450)	-
Dividends paid	(554)	(417)	(91)
Excess tax benefits on equity-based compensation awards	37	13	-
Exercise of stock options	268	164	2
Other, net	(156)	(166)	(55)

Net cash flow used in financing activities	(2,413)	(2,227)	(436)

Effect of exchange rate changes on cash and cash equivalents	(2)	(6)	(4)

Net change in cash and cash equivalents	(173)	184	539
Cash and cash equivalents at beginning of period	1,021	837	298

Cash and cash equivalents at end of period	$848	$1,021	$837

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Outstanding (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

December 31, 2009	607.4	$8,288	$(5,725)	$6,106	$35	$8,704	$(27)	$8,677

Adoption of accounting for consolidation of variable interest entities as of January 1, 2010				(28)		(28)	(12)	(40)

	607.4	8,288	(5,725)	6,078	35	8,676	(39)	8,637

Net earnings				854		854	10	864
Other comprehensive income (loss)					(149)	(149)	(1)	(150)

Noncontrolling interests		(4)		28		24	6	30
Dividends declared				(185)		(185)	-	(185)
Equity-based compensation and other	1.1	63				63	-	63

September 30, 2010	608.5	8,347	(5,725)	6,775	(114)	9,283	(24)	9,259

Net earnings				2,136		2,136	37	2,173
Other comprehensive income (loss)					(50)	(50)	(1)	(51)

Noncontrolling interests				(22)		(22)	(23)	(45)
Dividends declared				(471)		(471)	-	(471)
Purchase of treasury stock	(55.7)		(2,500)			(2,500)	-	(2,500)
Equity-based compensation and other	5.5	268				268	-	268

September 30, 2011	558.3	8,615	(8,225)	8,418	(164)	8,644	(11)	8,633

Net earnings				1,981		1,981	40	2,021
Other comprehensive income (loss)					(100)	(100)	1	(99)

Noncontrolling interests				(20)		(20)	(39)	(59)
Dividends declared				(559)		(559)	-	(559)
Purchase of treasury stock	(59.9)		(2,800)			(2,800)	-	(2,800)
Equity-based compensation and other	8.6	302				302	-	302

September 30, 2012	507.0	$8,917	$(11,025)	$9,820	$(264)	$7,448	$(9)	$7,439

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Viacom Inc. including its consolidated subsidiaries (“Viacom”, “Company”, “we”, “us”, or “our”) is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties.

Change in Fiscal Year

In 2010, the Company changed its fiscal year end to September 30 from December 31. The Company made this change to better align its financial reporting period, as well as its annual planning and budgeting process, with the Company’s business cycle, particularly the cable broadcast year. As a result of this change, the Consolidated Financial Statements present the Company’s financial results for the years ended September 30, 2012 (“2012”) and September 30, 2011 (“2011”), and the nine-month transition period from January 1, 2010 through September 30, 2010 (“2010”).

Recent Accounting Standards

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted the guidance in the fourth quarter of 2012 and elected to present two separate consecutive statements.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, it is more likely than not that an indefinite-lived intangible asset is not impaired, a quantitative impairment test is not required. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We adopted the new guidance for our 2012 annual impairment test. Based on our qualitative assessment, we concluded that it is more likely than not that our indefinite-lived intangible assets are not impaired.

Impairment of Unamortized Film Cost

In October 2012, the FASB issued guidance that only information that is known or knowable as of the measurement date should be incorporated into the fair value measurement used for the impairment test for unamortized film costs. The guidance is effective for impairment tests performed for fiscal years ending on or after December 15, 2012 with early adoption permitted. We adopted the new guidance at September 30, 2012.

Reclassification

Certain amounts have been reclassified to conform to the 2012 presentation.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Discontinued Operations

In December 2010, the Company completed the sale of Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise. Accordingly, the results of operations of Harmonix, which were previously included in the Media Networks segment, are presented as discontinued operations in all periods presented. Discontinued operations, net of tax also reflects adjustments related to businesses previously sold, including Famous Players Inc. (“Famous Players”) and Blockbuster Inc. (“Blockbuster”). Further information regarding discontinued operations is provided in Note 20.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Viacom Inc., its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, after elimination of intercompany accounts and transactions. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Equity in net earnings (losses) of investee companies in the Consolidated Statements of Earnings. Related party transactions between the Company and CBS Corporation (“CBS”) and National Amusements Inc. (“NAI”) have not been eliminated.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports. This includes the evaluation of multiple element arrangements for bundled advertising sales and content licenses, which involves allocating the consideration among individual deliverables within the bundled arrangement.

Advertising Revenues

Revenues from the sale of advertising earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and the contracted audience rating is met. Should the advertisement fail to meet the contracted audience rating, the Company records a liability referred to as an audience deficiency unit liability. The liability is relieved when the audience rating is satisfied, typically through the provision of additional air time for the advertiser.

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

Affiliate Fees

Affiliate fees from cable television and direct-to-home satellite television operators, telecommunications operators and mobile networks are recognized by the Media Networks segment as the service is provided to the distributor. Fees associated with digital distribution arrangements are recognized upon program availability for airing.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Gross versus Net Revenue

We earn and recognize revenues as a distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether we act as the principal or agent in the transaction. To the extent we act as the principal in a transaction, revenues are reported on a gross basis. Determining whether we act as principal or agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.

Our most significant distribution arrangements are in connection with certain exclusive distribution rights to and home video fulfillment services for the animated feature films produced by DreamWorks Animation SKG, Inc. (“DreamWorks Animation”), the distribution agreement with CBS and our continuing distribution relationship with MVL Productions LLC (“Marvel”), now a subsidiary of The Walt Disney Company, for the films we theatrically distributed. We distributed the final two theatrical titles under the Marvel arrangement in 2011 and expect to distribute the final film under the DreamWorks Animation distribution arrangement in November 2012. Under the terms of these agreements, we are generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments, if applicable. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

Sales Returns, Allowances & Uncollectible Accounts

We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. Our reserve for sales returns and allowances was $282 million and $309 million at September 30, 2012 and 2011, respectively. The Company’s allowance for doubtful accounts was $36 million and $49 million at September 30, 2012 and 2011, respectively.

Inventory

Inventories related to film and original media network programming content (which include direct production costs, production overhead, acquisition costs and development costs) are stated at the lower of amortized cost or fair value. Acquired program rights and obligations are recorded based on the gross amount of the liability when the license period has begun, and when the program is accepted and available for airing. Acquired programming is stated at the lower of unamortized cost or net realizable value. Film and programming inventories are included as a component of Inventory, net, in the Consolidated Balance Sheets.

Film inventories are amortized and estimated liabilities for residuals and participations are accrued using an individual-film-forecast-computation method based on the ratio of current period to estimated remaining total

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

revenues (“ultimate revenues”). Ultimate revenues for feature films include revenues from all sources that are estimated to be earned within ten years from the date of a film’s initial theatrical release. For acquired film libraries, the Company’s estimate of ultimate revenues is for a period within 20 years from the date of acquisition. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined. The Company has a rigorous greenlight process designed to manage the risk of loss or abandonment. Film costs, including inventory amortization, development costs, residuals and participations accruals and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings. The Company has entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

The Company acquires rights to programming and produces original programming to exhibit on its media networks. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming if shorter. Costs related to programs produced are capitalized and amortized over the projected useful life. Original programming development costs are expensed unless a project is greenlit for production. An impairment charge is recorded when the fair value of the original programming is less than the unamortized production cost or the programming is abandoned. Net realizable value of acquired rights programming is evaluated quarterly by the Company on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. The Company aggregates similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to the programming. An impairment charge may be necessary if the Company’s estimates of future cash flows of similar programming are insufficient or if programming is abandoned. Programming costs, including inventory amortization, development costs and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings.

Merchandising and other inventories are valued at the lower of cost or net realizable value. Cost is determined using the average cost method. Obsolescence reserves are based on estimates of future product demand.

Advertising Expense

The Company expenses advertising costs as they are incurred. The Company incurred total advertising expenses of $1.205 billion in 2012, $1.479 billion in 2011 and $869 million in 2010.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the residual difference between the fair value of consideration paid for a business and the net assets acquired. Goodwill is not amortized, but rather is tested annually for impairment, or sooner when circumstances indicate impairment may exist. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or a business which is one level below that operating segment.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range up to 20 years and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate impairment may exist.

Amortizable intangible assets and other long-lived assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, written down to fair value. Indefinite-lived intangible assets are tested for impairment using a fair value approach. If it is determined, based on a qualitative assessment, that it is more likely than not an indefinite-lived intangible asset’s carrying amount exceeds its fair value, a quantitative analysis is performed.

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to defined benefit plans, unrealized gains or losses on certain derivative financial instruments, and unrealized gains and losses on investments in equity securities which are publicly traded.

Earnings per Common Share

Basic earnings per common share excludes potentially dilutive securities and is computed by dividing Net earnings attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the potential dilutive effect of equity awards based upon the application of the treasury stock method. Anti-dilutive common shares were excluded from the calculation of diluted earnings per common share.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Weighted average common shares outstanding, basic	530.7	587.3	608.0
Dilutive effect of equity awards	6.8	7.0	2.7

Weighted average common shares outstanding, diluted	537.5	594.3	610.7

Anti-dilutive common shares	12.5	17.8	37.1

Provision for Income Taxes

The Company’s provision for income taxes includes the current tax owed on the current period earnings, as well as a deferred provision which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.

For tax positions we have taken or expect to take in a tax return, we apply a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

of the position. Interest and penalties related to uncertain tax positions are included in the Provision for income taxes in the Consolidated Statements of Earnings. Liabilities for uncertain tax positions are classified as Other liabilities – current or noncurrent in the Consolidated Balance Sheets based on when they are expected to be paid.

Pension Benefits

The Company’s defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. Pension benefits are based on formulas that reflect the employees’ compensation during their employment period and participation in the plans. The unfunded plans are currently frozen to future benefit accruals. In November 2012, the funded plan was also amended to freeze future benefits effective January 1, 2013. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit plans (other than a multiemployer plan) as an asset or liability in the Consolidated Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

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

Investments

The Company’s investments primarily consist of investments in equity. Investments in which the Company has a significant influence, but not a controlling interest, are accounted for using the equity method. Other investments are carried at fair value, to the extent publicly traded, with unrealized gains and losses recorded in other comprehensive income, or at cost. The Company monitors its investments for impairment at least annually and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based on qualitative and quantitative information. The Company’s investments are included in Other assets – noncurrent in the Consolidated Balance Sheets.

Guarantees

At the inception of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed by issuing the guarantee. The related liability is subsequently reduced as utilized or extinguished and increased if there is a probable loss associated with the guarantee which exceeds the value of the recorded liability.

Derivative Financial Instruments

Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in current earnings as part of Other items, net in the Consolidated Statements of Earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and subsequently recognized in earnings when the hedged items impact

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

income. The fair value of derivative financial instruments is included in Prepaid and other assets and Other liabilities – current in the Consolidated Balance Sheets. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in earnings. The Company does not hold or enter into financial instruments for speculative trading purposes.

Foreign Currency Translation

Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at average exchange rates during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Substantially all of the Company’s foreign operations use the local currency as the functional currency. Foreign subsidiaries using the U.S. Dollar as the functional currency include remeasurement adjustments in earnings.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 3. ACQUISITIONS & INVESTMENTS

In 2012, 2011 and 2010, the Company invested $18 million, $72 million and $63 million, respectively, in acquisitions and investments.

At September 30, 2012 and 2011, the Company had equity method investments totaling $197 million and $193 million, respectively. The Company holds an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn Mayer to exhibit certain motion pictures on behalf of the equity partners’ movie studios through a premium pay television channel and video-on-demand services available on multiple platforms. The Company also holds an equity interest of 50% in Viacom 18, a joint venture in India with Network 18 Fincap Limited. In addition, the Company had cost method investments totaling $79 million and $87 million at September 30, 2012 and 2011, respectively.

In February 2010, we acquired the remaining 51% that we did not already own of the equity in DW Funding LLC in exchange for the assumption of approximately $400 million of debt. The pro forma impact of business combinations completed in all periods presented, either individually or in the aggregate, were not material to the Company.

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

At September 30, 2012 and 2011, the Company’s aggregate investment carrying value in unconsolidated VIEs was $143 million and $137 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 14.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Consolidated Variable Interest Entities

The Company’s Hispanic-oriented cable network Tr3s holds a non-voting equity interest in a television broadcaster in Los Angeles and other southwest markets. The Company has certain rights and obligations related to its investment, including the guarantee of third-party bank debt. As of September 30, 2012 and 2011, there are $24 million and $25 million of assets and $86 million and $86 million of liabilities, respectively, in respect of this entity included within the Company’s Consolidated Balance Sheets. The revenues, expenses and operating income for all periods presented were not significant to the Company.

NOTE 4. GOODWILL AND INTANGIBLES

Goodwill

The changes in the book value of goodwill by segment for 2012 and 2011 were as follows:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2010	$9,442	$1,593	$11,035
Foreign currency translation	29	-	29

Balance at September 30, 2011	9,471	1,593	11,064
Foreign currency translation	(19)	-	(19)

Balance at September 30, 2012	$9,452	$1,593	$11,045

Intangibles

The following table details the Company’s intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2012	2011
Finite-lived intangible assets:
Subscriber agreements	$65	$66
Film distribution and fulfillment services	280	280
Other intangible assets	413	412

Total finite-lived intangible assets	758	758

Accumulated amortization on finite-lived intangible assets:
Subscriber agreements	(33)	(29)
Film distribution and fulfillment services	(233)	(198)
Other intangible assets	(219)	(194)

Total accumulated amortization on finite-lived intangible assets	(485)	(421)

Finite-lived intangible assets, net	$273	$337

Trademarks and other, indefinite-lived	55	55

Total intangibles, net	$328	$392

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Amortization expense relating to intangible assets was $63 million for 2012, $82 million for 2011 and $61 million for 2010. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2012 to be as follows for each of the next five fiscal years:

Amortization of Intangibles
(in millions)	2013	2014	2015	2016	2017
Amortization expense	$59	$33	$23	$25	$25

NOTE 5. INVENTORY

Inventory (in millions)	September 30,
	2012	2011
Film inventory:
Released, net of amortization	$612	$812
Completed, not yet released	108	139
In process and other	706	529

Total film inventory, net of amortization	1,426	1,480

Original programming:
Released, net of amortization	1,414	1,183
In process and other	506	513

Total original programming, net of amortization	1,920	1,696

Acquired program rights, net of amortization	1,557	1,760
Merchandise and other inventory, net of allowance of $74 and $73	134	131

Total inventory, net	5,037	5,067
Less current portion	(832)	(828)

Total inventory-noncurrent, net	$4,205	$4,239

The Company expects to amortize approximately $1.1 billion of original programming and film inventory, including released and completed, not yet released, during the fiscal year ending September 30, 2013 using the individual-film-forecast-computation method. In addition, the Company expects to amortize 84% of unamortized released original programming and film inventory, excluding acquired film libraries, at September 30, 2012 within the next three years. As of September 30, 2012, unamortized film libraries of $140 million remain to be amortized based on the respective film ultimates, where available, or on a straight-line basis over a remaining life of four years.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 6. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	September 30,
	2012	2011
Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$598	$597
Senior notes due February 2015, 1.250%	599	-
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	-
Senior notes due April 2017, 3.500%	497	496
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	493	492
Senior notes due December 2021, 3.875%	591	-
Senior notes due June 2022, 3.125%	296	-
Senior debentures due April 2036, 6.875%	1,736	1,736
Senior debentures due October 2037, 6.750%	249	248
Senior debentures due February 2042, 4.500%	245	-
Senior notes due December 2055, 6.850%	-	750
Commercial paper	-	423
Capital lease and other obligations	230	406

Total debt	8,149	7,365
Less current portion	(18)	(23)

Total noncurrent portion	$8,131	$7,342

Senior Notes and Debentures

During 2012, we issued a total of $2.15 billion of senior notes and debentures. In December 2011, we issued $400 million aggregate principal amount of 2.500% Senior Notes due 2016 at a price equal to 99.366% of the principal amount and $600 million aggregate principal amount of 3.875% Senior Notes due 2021 at a price equal to 98.361% of the principal amount. In February 2012, we issued $500 million aggregate principal amount of 1.250% Senior Notes due 2015 at a price equal to 99.789% of the principal amount and $250 million aggregate principal amount of 4.500% Senior Debentures due 2042 at a price equal to 98.063% of the principal amount. In June 2012, we issued $300 million aggregate principal amount of 3.125% Senior Notes due 2022 at a price equal to 98.553% of the principal amount and an additional $100 million aggregate principal amount of our 1.250% Senior Notes due 2015 at a price equal to 100.026% of the principal amount.

On January 9, 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2012 and 2011, the total unamortized net discount related to the fixed rate senior notes and debentures was $49 million and $32 million, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of our senior notes and debentures exceeded the carrying value by approximately $1.3 billion and $755 million as of September 30, 2012 and 2011, respectively. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facilities

In December 2011, we entered into an amendment to our $2.0 billion three-year revolving credit agreement, dated as of October 8, 2010, which modified certain provisions of the original agreement to, among other things, (i) increase the amount of the credit facility from $2.0 billion to $2.1 billion, (ii) extend the maturity date of the credit facility from October 2013 to December 2015 and (iii) reduce the LIBOR-based borrowing rates under the credit facility to LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The facility has one principal financial covenant that requires the Company’s interest coverage, for the most recent four consecutive fiscal quarters, to be at least 3.0x, which the Company met at September 30, 2012.

In November 2011, we entered into two 364-day bank credit facilities for an aggregate amount of $600 million. The facilities are used for general corporate purposes. The facilities contain covenants that are substantially the same as those contained in our $2.1 billion revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are generally based on LIBOR plus a margin.

At September 30, 2012 and 2011, there were no amounts outstanding under our credit facilities.

In November 2012, we further amended the revolving credit agreement to increase the amount of the facility from $2.1 billion to $2.5 billion and extended the maturity date from December 2015 to November 2017. At the same time, we also terminated all $600 million of the 364-day credit facilities.

Commercial Paper

At September 30, 2012, there was no commercial paper outstanding. At September 30, 2011, the outstanding commercial paper of $423 million had a weighted average interest rate of 0.41% and a weighted average maturity of less than 30 days.

Current Portion of Debt

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months.

Scheduled Debt Maturities

The Company’s scheduled maturities of debt at face value for each of the next five fiscal years, excluding capital leases, outstanding at September 30, 2012 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$70	$600	$850	$918	$900	$4,700

NOTE 7. FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company conducts business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Foreign currency forward contracts are used to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Japanese Yen and the Canadian Dollar. From time to time, the Company enters into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. The Company manages the use of foreign exchange derivatives centrally.

At September 30, 2012 and 2011, the notional value of all foreign exchange contracts was $176 million and $89 million, respectively. In 2012, $120 million related to our foreign currency balances and $56 million related to future production costs and programming obligations. In 2011, $12 million related to our foreign currency balances and $77 million related to future production costs and programming obligations. The net fair value of the Company’s foreign exchange contracts was a liability of $1 million as of September 30, 2012.

A portion of the Company’s interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposure at the discretion of the Company. There were no interest rate hedges outstanding at September 30, 2012. At September 30, 2011, the notional value of all interest rate hedges was $500 million.

At September 30, 2012, the Company’s financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consist of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

The following table summarizes the valuation of the Company’s financial assets and liabilities as of September 30, 2012 and 2011:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2012
Marketable securities	$84	$84	$-	$-
Derivatives	(1)	-	(1)	-

Total	$83	$84	$(1)	$-

September 30, 2011
Marketable securities	$68	$68	$-	$-
Derivatives	(4)	-	(4)	-

Total	$64	$68	$(4)	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 8. OTHER COMPREHENSIVE INCOME

Other Comprehensive Income (Loss)

The pre-tax and after-tax components of Other comprehensive income (loss) are as follows:

Other Comprehensive Income (Loss) (in millions)	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2010

Foreign currency translation adjustments	$(82)	$-	$(82)
Defined benefit pension plans	(99)	39	(60)
Cash flow hedges	(5)	-	(5)
Available for sale securities	(4)	1	(3)

Total	$(190)	$40	$(150)

Year ended September 30, 2011

Foreign currency translation adjustments	$47	$-	$47
Defined benefit pension plans	(79)	31	(48)
Cash flow hedges	(77)	29	(48)
Available for sale securities	(4)	2	(2)

Total	$(113)	$62	$(51)

Year ended September 30, 2012

Foreign currency translation adjustments	$(41)	$-	$(41)
Defined benefit pension plans	(104)	41	(63)
Cash flow hedges	10	(4)	6
Available for sale securities	-	(1)	(1)

Total	$(135)	$36	$(99)

The components of Accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss) (in millions)	September 30,
	2012	2011	2010
Foreign currency translation adjustments	$19	$61	$13
Defined benefit pension plans	(272)	(209)	(161)
Cash flow hedges	(8)	(14)	34
Available for sale securities	(3)	(2)	-

Total	$(264)	$(164)	$(114)

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

Preferred Stock

The Company’s capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2012 and 2011, none of the 25 million authorized shares of the preferred stock were issued and outstanding.

Stock Repurchase Program

On November 9, 2011, our Board of Directors authorized an increase in the funds available to purchase Class B common stock under the Company’s stock repurchase program to $10.0 billion from $4.0 billion. During 2012, we repurchased 59.9 million shares for an aggregate price of $2.8 billion. From October 1, 2012 through November 14, 2012, we repurchased an additional 5.2 million shares for an aggregate price of $280 million. As of November 14, 2012, we had $4.420 billion of remaining capacity in our $10.0 billion stock repurchase program. During 2011, we repurchased 55.7 million shares under the program for an aggregate price of $2.5 billion. There were no repurchases during the nine months ended September 30, 2010.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10. EQUITY-BASED COMPENSATION

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

Upon the exercise of a stock option award or the vesting of RSUs, PSUs or PRSUs, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2012, the Company had 267.1 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2012 was approximately 27.6 million, assuming that outstanding PSU and PRSU awards are paid at target except for those awards for which the measurement period has been completed.

Presented below is a summary of the compensation cost recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Recognized in earnings:
Stock options	$41	$45	$31
RSUs, PSUs and PRSUs	81	83	49

Total compensation cost in earnings	$122	$128	$80

Tax benefit recognized	$39	$42	$28
Capitalized equity-based compensation expense	$10	$6	$6

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

	Year Ended September 30,		Nine Months Ended September 30, 2010
Key Assumptions	2012	2011
Weighted average fair value of grants	$10.17	$11.01	$10.35
Weighted average assumptions:
Expected stock price volatility	30.7%	28.3%	29.1%
Expected term of options (in years)	5.0	5.3	5.2
Risk-free interest rate	0.8%	1.8%	2.4%
Expected dividend yield	2.3%	2.0%	-

The following table summarizes information about the Company’s stock option transactions:

	Year Ended September 30, 2012		Year Ended September 30, 2011		Nine Months Ended September 30, 2010
Stock Options		Weighted average exercise		Weighted average exercise		Weighted average exercise
(number of options in thousands)	Options	price	Options	price	Options	price
Outstanding at the beginning of the period	35,375.7	$40.91	38,140.6	$41.13	36,012.6	$45.77
Granted	3,110.0	47.37	4,028.0	49.17	7,463.8	33.77
Exercised	(6,398.8)	41.94	(4,288.5)	38.23	(60.5)	26.65
Forfeited or expired	(2,817.4)	52.94	(2,504.4)	62.10	(5,275.3)	62.57

Outstanding at the end of the period	29,269.5	$40.22	35,375.7	$40.91	38,140.6	$41.13

Exercisable at the end of the period	19,004.6	$39.32	23,866.9	$42.30	25,770.1	$45.11

The weighted average remaining contractual life of stock options outstanding and exercisable, respectively, at September 30, 2012 is 4 years and 3 years. The aggregate intrinsic value of stock options outstanding and exercisable, respectively, at September 30, 2012 is $393 million and $272 million.

The following table summarizes information relating to stock option exercises during the periods presented:

Stock Option Exercises	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Proceeds from stock option exercises	$268	$164	$2
Intrinsic value	$51	$41	$-
Tax benefit shortfall	$-	$(1)	$-

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2012 is approximately $94 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.

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

The following table summarizes activity relating to the Company’s RSUs, PSUs and PRSUs:

	Year Ended September 30, 2012		Year Ended September 30, 2011		Nine Months Ended September 30, 2010
RSUs, PSUs and PRSUs	Number of	Weighted average grant date fair	Number of	Weighted average grant date fair	Number of	Weighted average grant date fair
(number of shares in thousands)	shares	value	shares	value	shares	value
Unvested at the beginning of the period	7,200.7	$38.58	7,729.2	$35.03	6,139.2	$36.29
Granted*	2,846.5	45.02	1,979.4	53.43	3,872.5	35.80
Vested	(4,028.4)	35.27	(2,076.1)	40.97	(1,852.1)	38.58
Forfeited	(297.3)	36.62	(431.8)	31.63	(430.4)	44.54

Unvested at the end of the period	5,721.5	$44.22	7,200.7	$38.58	7,729.2	$35.03

*Grant activity includes 0.3 million, 0.5 million and 2.0 million of performance-based share units at target for 2012, 2011 and 2010, respectively.

The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs, PSUs and PRSUs at September 30, 2012 is 1.4 years and $307 million, respectively.

The fair value of RSUs, PSUs and PRSUs vested was $187 million in 2012, $96 million in 2011 and $60 million in 2010. Total unrecognized compensation cost related to these awards at September 30, 2012 is approximately $177 million and is expected to be recognized over a weighted-average period of 3 years.

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company’s defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. The funded plan provides a defined benefit based on a percentage of eligible compensation for periods of service. The unfunded pension plans are currently frozen to future benefit accruals.

In November 2012, the Company amended the funded plan to freeze future benefits effective January 1, 2013. The amendment is expected to decrease the benefit obligation by approximately $60 million, with a corresponding decrease to the unrecognized actuarial loss included within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. While the amendment is expected to reduce the net periodic costs for the funded defined benefit plan, the Company is planning at the same time to enhance its benefits under its defined contribution plans and therefore does not expect any material impact to its total benefits expense as a result of these changes.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A September 30, 2012 and 2011 measurement date was used for all pension plans for the year ended September 30, 2012 and 2011, respectively. The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension plans:

Change in Benefit Obligation	Year Ended September 30,
(in millions)	2012	2011
Benefit obligation, beginning of period	$920	$807
Service cost	32	29
Interest cost	47	44
Actuarial loss	180	64
Benefits paid	(40)	(24)

Benefit obligation, end of period	$1,139	$920

Change in Plan Assets	Year Ended September 30,
(in millions)	2012	2011
Fair value of plan assets, beginning of period	$479	$464
Actual return on plan assets	103	2
Employer contributions	34	37
Benefits paid	(40)	(24)

Fair value of plan assets, end of period	$576	$479

Funded status	September 30,
(in millions)	2012	2011
Funded status*	$ (563)	$ (441)

* These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.

Accumulated Benefit Obligation

The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. Since the Company’s unfunded plans are frozen, the projected benefit obligation equals the accumulated benefit obligation. Included in the change in benefit obligation table above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation	September 30,		September 30,		September 30,
(in millions)	2012	2011	2012	2011	2012	2011
Accumulated benefit obligation	$787	$631	$291	$250	$1,078	$881
Projected benefit obligation	848	670	291	250	1,139	920
Fair value of plan assets	576	479	-	-	576	479
Funded Status	$(272)	$(191)	$(291)	$(250)	$(563)	$(441)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net Periodic Benefit Costs

Net periodic benefit cost for the Company under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Service cost	$32	$29	$18
Interest cost	47	44	31
Expected return on plan assets	(37)	(39)	(25)
Amortization of unrecognized prior service cost	-	-	1
Recognized actuarial loss	19	15	6

Net periodic benefit costs	$61	$49	$31

The items reflected in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost	Year Ended September 30,
(in millions)	2012	2011
Unrecognized actuarial loss	$427	$332
Unrecognized prior service cost	1	1

Total*	$428	$333

*The amount expected to be recognized in net periodic benefit cost in 2013 is immaterial.

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income	Year Ended
(in millions)	September 30, 2012
Net actuarial loss	$114
Recognized actuarial loss	(19)

Total pretax loss	$95

	Year Ended September 30,
Key Assumptions	2012	2011
Weighted-average assumptions – benefit obligations
Discount rate	4.06%	5.30%
Rate of compensation increase	4.00%	4.00%
Weighted-average assumptions – net periodic costs
Discount rate	5.30%	5.60%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $2 million on pension expense for the year ended September 30, 2012 and would change the projected benefit obligation by approximately $47 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets would be a change of approximately $1 million on pension expense for the year ended September 30, 2012.

Investment Policies and Strategies

The Viacom Investments Committee is responsible for managing the investment of assets under the funded pension plan in a prudent manner with regard to preserving principal while providing reasonable returns. The Investments Committee has established an investment policy through careful study of the returns and risks associated with alternative investment strategies in relation to the current and projected liabilities of the plan, after consulting with an outside investment manager as it deems appropriate. The investment manager’s role is to provide guidance to the Investments Committee on matters pertaining to the investment of plan assets including investment policy, investment selection, monitoring the plan’s performance and compliance with the plan’s investment policies.

The investment policy establishes target asset allocations based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company’s practice is to review asset allocations regularly with its investment managers and rebalance as necessary. The range of target asset allocations under the Company’s investment policy are 55-75% domestic and non-U.S. equity securities, 25-40% debt securities and 0-10% in cash and other instruments.

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

The percentage of asset allocations of the Company’s funded pension plan at September 30, 2012 and 2011, by asset category were as follows:

	September 30,
Asset Allocations of Funded Pension Plan	2012	2011
Equity securities	69%	63%
Debt securities	31	37

Total	100%	100%

Viacom Class B common stock represents approximately 2% of the plan assets fair values at September 30, 2012 and 2011.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the plan’s assets at fair value as of September 30, 2012 and 2011. The fair value of the plan’s assets are measured using the quoted prices in the active markets for identical assets, which represents Level 1 within the hierarchy set forth in the accounting guidance for fair value measurements.

Fair Value of Plan Assets (in millions)	September 30,
	2012	2011
Equity Securities
Viacom B common stock	$14	$10
U.S. large cap	185	145
U.S. small / mid cap	67	49
World ex-U.S.	130	96

Debt Securities
Emerging markets	28	24
High yield	51	45
Long duration	101	110

Total	$576	$479

Future Benefit Payments and Contributions

The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments
(in millions)	2013	2014	2015	2016	2017	2018-2022
Pension benefits	$34	$37	$36	$39	$44	$260

The Company expects to contribute approximately $20 million to the funded pension plan in fiscal year 2013.

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

401(k) Plans

Viacom has defined contribution (401(k)) plans for the benefit of substantially all the Company’s employees meeting certain eligibility requirements. The Company’s matching contributions to such plans were $23 million in 2012, $21 million in 2011 and $18 million in 2010.

Multiemployer Benefit Plans

The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans such that (i) contributions made by the Company to these plans may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

While no multiemployer pension plan contributed to by the Company is considered individually significant to the Company, the Company was listed on two Form 5500s as providing more than 5% of total contributions to each plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for these two plans is green, indicating that the plans are at least 80% funded. Total contributions made by the Company to multiemployer pension plans were $42 million in 2012, $34 million in 2011 and $30 million in 2010.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these non-pension multiemployer benefit plans were $70 million in 2012, $78 million in 2011 and $58 million in 2010.

NOTE 12. RESTRUCTURING

Restructuring charges are reflected within Restructuring in the Consolidated Statement of Earnings.

In the quarter ended September 30, 2011, the Company reviewed its cost structure and took certain actions to combine and increase the efficiency of various functions across the organization, resulting in a restructuring charge of $130 million. The restructuring plan included workforce reductions and other exit activities across the Company’s operations, which were substantially completed as of September 30, 2012.

In the quarter ended June 30, 2011, the Media Networks segment also incurred employee separation costs, including accelerated vesting of certain equity-based compensation awards, of $14 million. At September 30, 2012, no liability remained for this action.

The following table presents the components of the 2011 restructuring charges by segment:

2011 Restructuring Charges	Media	Filmed
(in millions)	Networks	Entertainment	Total
Severance charges	$84	$39	$123
Lease termination and other exit costs	7	14	21

September 30, 2011	$91	$53	$144

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The restructuring charges gave rise to certain future liabilities, the components of which are detailed below for 2012, 2011 and 2010. The remaining liability at September 30, 2012 relates to severance accrued as part of the 2011 restructuring plan that continues to be paid out pursuant to the respective underlying contractual arrangement.

Restructuring Liability	Media	Filmed
(in millions)	Networks	Entertainment	Corporate	Total
December 31, 2009	$22	$18	$3	$43

Severance payments	(9)	(9)	(1)	(19)
Lease payments	(4)	-	-	(4)
Revisions to initial estimates	(5)	-	(2)	(7)

September 30, 2010	4	9	-	13

Additions	82	44	-	126
Severance payments	(3)	(9)	-	(12)
Revisions to initial estimates	(3)	-	-	(3)

September 30, 2011	80	44	-	124

Severance payments	(39)	(31)	-	(70)
Lease payments	(3)	(4)	-	(7)

September 30, 2012	$38	$9	$-	$47

NOTE 13. INCOME TAXES

Earnings from continuing operations before provision for income taxes consist of the following:

Pre-tax Earnings from Continuing Operations	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
United States	$2,984	$2,749	$1,579
International	486	496	233

Pre-tax earnings from continuing operations	$3,470	$3,245	$1,812

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Current provision for income taxes:
Federal	$872	$453	$553
State and local	117	53	67
International	183	180	126

Total current provision for income taxes	1,172	686	746
Deferred provision for income taxes	(87)	376	(119)

Provision for income taxes	$1,085	$1,062	$627

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended		Nine Months Ended September 30, 2010
	September 30,
Effective Tax Rate	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.2	2.6	3.2
Effect of international operations	(0.8)	(2.0)	1.2
Audit settlements	(1.4)	(2.0)	(1.6)
Qualified production activities deduction	(3.0)	(2.5)	(3.8)
Tax benefit on dispositions and capital losses	-	-	(2.9)
All other, net	(0.7)	1.6	3.5

Effective tax rate, continuing operations	31.3%	32.7%	34.6%

During 2012, 2011 and 2010, the Company recognized net discrete tax benefits of $94 million, $52 million and $27 million, respectively, which served to reduce the provision for income taxes for those periods. The benefits in 2012 include certain operating and capital loss carryforward benefits that are now more likely than not to be realized as well as the release of tax reserves with respect to certain effectively settled tax positions. The benefits in 2011 and 2010 principally reflect the release of tax reserves in respect of certain effectively settled tax positions. The benefit in 2010 also reflects tax benefits from the disposition of certain assets.

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2012	2011
Deferred tax assets:
Accrued liabilities	$332	$201
Postretirement and other employee benefits	394	359
Tax credit and loss carryforwards	216	189
All other	219	251

Total deferred tax assets	1,161	1,000
Valuation allowance	(324)	(222)

Total deferred tax assets, net	$837	$778

Deferred tax liabilities:
Property, equipment and intangible assets	$(669)	$(860)
Unbilled revenue	(105)	-

Total deferred tax liabilities	(774)	(860)

Deferred taxes, net	$63	$(82)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to net operating losses in foreign jurisdictions and capital losses in the U.S., as sufficient uncertainty exists regarding the future realization of these assets.

The Company has $260 million of U.S. tax loss carryforwards at September 30, 2012. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in fiscal year 2016. In addition, the Company has $336 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carry forward periods and $97 million of tax losses that expire in the fiscal years 2013 through 2027. The pre-valuation allowance deferred tax asset amount related to these U.S. and international tax loss carryforwards is $216 million.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At September 30, 2012 and 2011, respectively, the Deferred tax assets, net and Deferred tax liabilities, net included as a component of the Company’s Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2012	2011
Current deferred tax assets, net	$68	$41
Noncurrent deferred tax liabilities, net	(5)	(123)

Deferred tax assets / (liabilities), net	$63	$(82)

As of September 30, 2012, the Company has not made any provision for U.S. income taxes on approximately $1.68 billion of unremitted earnings of the Company’s international subsidiaries since these earnings are permanently reinvested outside the U.S. If these earnings were to be remitted in the future, the related U.S. income tax liability may be reduced by any foreign income taxes previously paid on these earnings. Under current U.S. tax laws, repatriating unremitted earnings could result in incremental taxes of 15% – 20% on the repatriated amounts depending on the territory. To the extent that any tax reform legislation were to lower the U.S. federal statutory income tax rate from its current 35%, there could be a corresponding reduction in the estimate of incremental taxes that would result from repatriating unremitted earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Balance at beginning of the period	$212	$304	$300
Gross additions based on tax positions related to the current year	28	17	25
Gross additions for tax positions of prior years	24	3	18
Gross reductions for tax positions of prior years	(44)	(97)	(34)
Settlements	(2)	(11)	(3)
Expiration of the statute of limitation	(11)	(4)	(2)

Balance at end of the period	$207	$212	$304

The total amount of unrecognized tax benefits at September 30, 2012, if recognized, would favorably affect the effective tax rate.

As discussed in Note 2, the Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. The Company recognized interest and penalties of $4 million for 2012, $11 million for 2011 and $5 million for 2010. The Company had accruals of $66 million and $62 million related to interest and penalties recorded as a component of Other liabilities-current and noncurrent in the Consolidated Balance Sheets at September 30, 2012 and 2011, respectively.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The IRS concluded its examination of our U.S. consolidated income tax returns through 2007 in 2011. Currently, there are no material potential income tax liabilities still in dispute. The IRS began its examination of the Company’s 2008 and 2009 U.S. consolidated federal income tax returns in the first quarter of 2012. Tax authorities are also conducting examinations of Viacom subsidiaries in various state and local jurisdictions, including New York. Due to potential resolution of unrecognized tax positions involving

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $100 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

NOTE 14. RELATED PARTY TRANSACTIONS

NAI, directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS. Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of the Company’s directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of the Company’s directors, serves on the boards of both Viacom and CBS. Philippe Dauman, the Company’s President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by the Company’s Governance and Nominating Committee.

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of $19 million in 2012, $44 million in 2011 and $21 million in 2010.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

CBS Related Party Transactions	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Consolidated Statements of Earnings
Revenues	$285	$341	$244
Operating expenses	$347	$434	$318

	September 30,
	2012	2011
Consolidated Balance Sheets
Accounts receivable	$7	$6
Other assets	1	1

Total due from CBS	$8	$7

Accounts payable	$1	$1
Participants’ share and residuals, current	143	162
Program rights obligations, current	110	73
Program rights obligations, noncurrent	169	243
Other liabilities	24	37

Total due to CBS	$447	$516

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

Other Related Party Transactions	Year Ended September 30,		Nine Months Ended September 30, 2010
(in millions)	2012	2011
Consolidated Statements of Earnings
Revenues	$309	$239	$168
Operating expenses	$120	$83	$53
Selling, general and administrative	$(16)	$(16)	$(24)

	September 30,
	2012	2011
Consolidated Balance Sheets
Accounts receivable	$114	$88
Other assets	3	2

Total due from other related parties	$117	$90

Accounts payable	$8	$32
Other liabilities	17	10

Total due to other related parties	$25	$42

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

All other related party transactions are not material in the periods presented.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company’s commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, the Company is subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary, which is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The put option expires in January 2016. See Note 16 for additional information related to the redeemable noncontrolling interest.

Programming and talent commitments of the Company not recorded on the balance sheet, which aggregate approximately $1.426 billion as of September 30, 2012, included $1.097 billion relating to media networks programming and $329 million for talent contracts. At September 30, 2012, the Company had recorded, on the balance sheet, programming commitments of $1.211 billion. Amounts expected to be paid over the next five fiscal years are as follows: $569 million, $308 million, $193 million, $88 million and $36 million.

The Company has long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles.

At September 30, 2012, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments
(in millions)	Capital	Operating
2013	$26	$183
2014	26	166
2015	26	151
2016	26	136
2017	25	119
2018 and thereafter	69	1,039

Total minimum payments	$198	$1,794

Amounts representing interest	(38)

Total	$160

Future minimum operating lease payments have been reduced by future minimum sublease income of $38 million. Rent expense amounted to $201 million in 2012, $203 million in 2011 and $145 million in 2010.

The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $786 million as of September 30, 2012.

Contingencies

Guarantees

In the course of its business, the Company both provides and receives the benefit of indemnities that are intended to allocate certain risks associated with business transactions.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Leases

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At September 30, 2012, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $575 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $199 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

Other

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2012 were $52 million and are not recorded on our Consolidated Balance Sheet.

The Company and its venture partner each have a commitment to guarantee up to approximately $60 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2012 subject to this guarantee. We also have a remaining equity funding commitment of $15 million as of September 30, 2012.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings.

Our 2006 acquisition agreement with Harmonix, a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities-current on the Consolidated Balance Sheet, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million. Kraft Group LLC, an entity related to Robert Kraft, a member of our Board of Directors, was a beneficial holder of less than 1.8% of the Harmonix shares prior to, and at the time of, our 2006 acquisition of Harmonix. Kraft Group LLC acquired the shares several years prior to Mr. Kraft becoming a member of our Board of Directors.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination. Our motion to vacate the resolution accountants’ decision based on the resolution accountants’ determination not to consider the impact of inventory write-downs on the 2008 earn-out calculation was denied by the Delaware Chancery Court on August 9, 2012. The Court held that (i) the resolution accountants had the authority to, and did, determine what issues were and were not properly before them; (ii) there was no reason to vacate the determination under the applicable standards of the Federal Arbitration Act; and (iii) in any event, the resolution accountants made the correct decision in refusing to consider the impact of inventory write-downs on the 2008 earn-out calculation. On September 17, 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On September 21, 2012, the Chancery Court entered an order staying payment of the judgment pending the appeal.

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

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Motion Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in state court in Los Angeles against Paramount and DW Studios alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unfair competition in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012 claiming that revenues received by Viacom and NAI as part of certain transactions were misapplied to their detriment. Paramount and DW Studios deny these allegations, believe that their accounting has been substantially correct, and intend to vigorously defend against each of the claims. The case remains pending.

On August 17, 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purports to be a derivative action alleging that, between 2008 and 2011, the Company violated the terms of its 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleges that during this period Messrs. Redstone, Dauman and Dooley were overpaid and the plaintiff seeks to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleges that adoption of the Company’s 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff seeks to enjoin any overpayment under the 2012 Plan until a new vote on that plan, which includes Class B stockholders, occurs. We believe the claim is without merit and filed a motion to dismiss on October 22, 2012.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 16. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011

Cash paid for interest*	$409	$420	$270
Cash paid for income taxes**	$1,069	$1,050	$806

*2012 includes a $3 million cash payment related to discontinued operations.

**2012 includes approximately $100 million of a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.

Interest Expense, net (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Interest expense	$(425)	$(419)	$(326)
Interest income	8	7	6

Interest expense, net	$(417)	$(412)	$(320)

Other Items, net (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Foreign exchange loss	$(8)	$(4)	$(9)
Other gains/(losses)	3	(2)	1

Other items, net	$(5)	$(6)	$(8)

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Beginning balance	$152	$131	$168
Net earnings	16	12	4
Distributions	(16)	(12)	(8)
Translation adjustment	7	(1)	(5)
Redemption value adjustment	20	22	(28)

Ending balance	$179	$152	$131

Accounts Receivable

At September 30, 2012, there were $372 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheet principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and asset impairment, when applicable.

Revenues by Segment (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Media Networks	$9,194	$9,145	$6,077
Filmed Entertainment	4,820	5,923	3,362
Eliminations	(127)	(154)	(102)

Total revenues	$13,887	$14,914	$9,337

Adjusted Operating Income (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Media Networks	$3,889	$3,848	$2,399
Filmed Entertainment	325	341	38
Corporate expenses	(192)	(207)	(150)
Equity-based compensation	(122)	(128)	(80)
Eliminations	1	-	-
Restructuring	-	(144)	-

Operating income	3,901	3,710	2,207
Interest expense, net	(417)	(412)	(320)
Equity in net earnings (losses) of investee companies	12	40	(67)
Loss on extinguishment of debt	(21)	(87)	-
Other items, net	(5)	(6)	(8)

Earnings from continuing operations before provision for income taxes	$3,470	$3,245	$1,812

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010	September 30,
	2012	2011		2012	2011
Media Networks	$144	$177	$148	$16,401	$16,404
Filmed Entertainment	87	89	69	5,251	5,593
Corporate/Eliminations	5	5	5	598	804

Total	$236	$271	$222	$22,250	$22,801

Capital Expenditures (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Media Networks	$101	$96	$60
Filmed Entertainment	46	55	43
Corporate	7	4	2

Total capital expenditures	$154	$155	$105

Revenues by Component (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010
	2012	2011
Advertising	$4,756	$4,997	$3,251
Feature film	4,366	5,482	3,172
Affiliate fees	3,889	3,519	2,397
Ancillary	1,003	1,070	619
Eliminations	(127)	(154)	(102)

Total revenues	$13,887	$14,914	$9,337

Revenues generated from international markets were 29%, 29% and 28% of total consolidated revenues in 2012, 2011 and 2010, respectively. The Company’s principal international businesses are in Europe, of which the United Kingdom and Germany together accounted for approximately 44%, 42% and 42% of total European revenues in 2012, 2011 and 2010, respectively.

	Revenues*			Long-lived Assets**
Geographic Information (in millions)	Year Ended September 30,		Nine Months Ended September 30, 2010	September 30,
	2012	2011		2012	2011
United States	$9,804	$10,538	$6,697	$5,238	$5,323
Europe	2,423	2,587	1,643	396	321
All other	1,660	1,789	997	104	150

Total	$13,887	$14,914	$9,337	$5,738	$5,794

*Revenue classifications are based on customers’ locations. Transactions within the Company between geographic areas are not significant.

**Reflects total assets less current assets, deferred tax assets, goodwill, intangibles, investments and assets held for sale.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 18. PROPERTY AND EQUIPMENT

Property and Equipment, Net (in millions)	September 30,		Estimated Life (in years)
	2012	2011
Land	$250	$249	-
Buildings	398	380	up to 40
Capital leases	286	356	up to 15
Equipment and other	1,715	1,588	up to 15

Property and equipment	2,649	2,573
Less: Accumulated depreciation	(1,581)	(1,516)

Property and equipment, net	$1,068	$1,057

Depreciation expense, including capitalized lease amortization, was $171 million in 2012, $189 million in 2011 and $161 million in 2010. Amortization expense related to capital leases was $25 million in 2012, $32 million in 2011 and $28 million in 2010. Accumulated amortization of capital leases was $134 million and $191 million at September 30, 2012 and 2011, respectively.

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

Statements of Earnings Data	Year Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2011	2010 (unaudited)	2010	2009 (unaudited)

Revenues	$14,914	$13,356	$9,337	$9,238
Expenses:
Operating	7,868	6,888	4,883	5,186
Selling, general and administrative	2,921	2,752	2,025	1,882
Depreciation and amortization	271	308	222	233
Restructuring	144	-	-	33
Asset impairment	-	60	-	-

Total expenses	11,204	10,008	7,130	7,334

Operating income	3,710	3,348	2,207	1,904
Interest expense, net	(412)	(425)	(320)	(325)
Equity in net earnings (losses) of investee companies	40	(87)	(67)	(57)
Loss on extinguishment of debt	(87)	-	-	(84)
Other items, net	(6)	2	(8)	(47)

Earnings from continuing operations before provision for income taxes	3,245	2,838	1,812	1,391
Provision for income taxes	(1,062)	(962)	(627)	(427)

Net earnings from continuing operations	2,183	1,876	1,185	964
Discontinued operations, net of tax	(10)	(351)	(321)	(37)

Net earnings (Viacom and noncontrolling interests)	2,173	1,525	864	927
Net (earnings) losses attributable to noncontrolling interests	(37)	23	(10)	(10)

Net earnings attributable to Viacom	$2,136	$1,548	$854	$917

Amounts attributable to Viacom:
Net earnings from continuing operations	$2,146	$1,899	$1,175	$954
Discontinued operations, net of tax	(10)	(351)	(321)	(37)

Net earnings attributable to Viacom	$2,136	$1,548	$854	$917

Basic earnings per share attributable to Viacom:
Continuing operations	$3.65	$3.12	$1.93	$1.57
Discontinued operations	$(0.01)	$(0.57)	$(0.53)	$(0.06)
Net earnings	$3.64	$2.55	$1.40	$1.51

Diluted earnings per share attributable to Viacom:
Continuing operations	$3.61	$3.11	$1.92	$1.57
Discontinued operations	$(0.02)	$(0.57)	$(0.52)	$(0.06)
Net earnings	$3.59	$2.54	$1.40	$1.51

Weighted average number of common shares outstanding:
Basic	587.3	607.8	608.0	607.0
Diluted	594.3	610.4	610.7	607.9

Dividends declared per share of Class A and Class B common stock	$0.80	$0.30	$0.30	$-

Statements of Cash Flows Data
Cash provided by operations	$2,644	$1,566	$1,147	$732
Net cash flow used in investing activities	(227)	(325)	(168)	(117)
Net cash flow used in financing activities	(2,227)	(655)	(436)	(1,169)
Effect of exchange rates on cash and cash equivalents	(6)	2	(4)	11

Net change in cash and cash equivalents	$184	$588	$539	$(543)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 20. DISCONTINUED OPERATIONS

Discontinued operations for all periods presented principally relates to Harmonix, which was sold in December 2010. Other discontinued operations activity in all years reflects adjustments related to businesses previously sold.

Discontinued Operations (in millions)	Harmonix	All Other	Total
Year ended September 30, 2012

Pre-tax earnings (losses) from discontinued operations	$(398)	$8	$(390)
Income tax benefit	21	5	26

Net earnings (losses) from discontinued operations	$(377)	$13	$(364)

Year ended September 30, 2011
Revenues from discontinued operations	$49	$-	$49

Pre-tax earnings (losses) from discontinued operations	$(31)	$8	$(23)
Income tax benefit (provision)	15	(2)	13

Net earnings (losses) from discontinued operations	$(16)	$6	$(10)

Nine months ended September 30, 2010
Revenues from discontinued operations	$62	$-	$62

Pre-tax earnings (losses) from discontinued operations	$(369)	$7	$(362)
Income tax benefit (provision)	53	(12)	41

Net earnings (losses) from discontinued operations	$(316)	$(5)	$(321)

Discontinued operations activity for the year ended September 30, 2012 principally reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix. To the extent paid, the charge will generate a tax benefit of up to $135 million, which will be available to offset qualifying future cash taxes.

The pre-tax loss from discontinued operations for the year ended September 30, 2011 is a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal. For tax purposes, the disposal generated a tax benefit of approximately $115 million, of which approximately $75 million has been recognized as of September 30, 2012 and $40 million benefit will be available to offset qualifying future cash taxes.

In 2010, in connection with its annual goodwill impairment test, the Company recorded an impairment charge on Harmonix goodwill of $230 million. The impairment resulted from continued softness in the disc-based video game industry, specifically the music genre, which impacted sales of video game releases. The cash flow projections and discount rate used in the discontinued cash flow analysis used to estimate the fair value of Harmonix reflected these conditions. A one percentage point change in the perpetual growth rate or discount rate would not have resulted in a significant change in the goodwill impairment charge. The Company recorded additional charges of approximately $30 million, principally related to unamortized development costs and other assets associated with legacy versions of the Rock Band game. The difference between the effective tax rate for Harmonix and the federal statutory rate of 35% principally reflects the goodwill impairment charge for which no tax benefit was recognized.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited):

2012 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2012

Revenues	$3,952	$3,331	$3,241	$3,363	$13,887
Operating income	$1,016	$932	$903	$1,050	$3,901
Net earnings from continuing operations (Viacom and noncontrolling interests)	$601	$599	$536	$649	$2,385
Net earnings (Viacom and noncontrolling interests)	$222	$596	$547	$656	$2,021
Net earnings from continuing operations attributable to Viacom	$591	$588	$523	$643	$2,345
Net earnings attributable to Viacom	$212	$585	$534	$650	$1,981
Basic net earnings per share, continuing operations attributable to Viacom	$1.07	$1.09	$1.00	$1.26	$4.42
Basic net earnings per share attributable to Viacom	$0.39	$1.09	$1.02	$1.27	$3.73
Diluted net earnings per share, continuing operations attributable to Viacom	$1.06	$1.08	$0.99	$1.24	$4.36
Diluted net earnings per share attributable to Viacom	$0.38	$1.07	$1.01	$1.26	$3.69

2011 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2011

Revenues	$3,828	$3,267	$3,766	$4,053	$14,914
Operating income	$1,040	$760	$981	$929	$3,710
Net earnings from continuing operations (Viacom and noncontrolling interests)	$629	$382	$589	$583	$2,183
Net earnings (Viacom and noncontrolling interests)	$619	$382	$589	$583	$2,173
Net earnings from continuing operations attributable to Viacom	$620	$376	$574	$576	$2,146
Net earnings attributable to Viacom	$610	$376	$574	$576	$2,136
Basic net earnings per share, continuing operations attributable to Viacom	$1.03	$0.63	$0.99	$1.01	$3.65
Basic net earnings per share attributable to Viacom	$1.01	$0.63	$0.99	$1.01	$3.64
Diluted net earnings per share, continuing operations attributable to Viacom	$1.02	$0.63	$0.97	$1.00	$3.61
Diluted net earnings per share attributable to Viacom	$1.00	$0.63	$0.97	$1.00	$3.59

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 63.

Audit Opinion on Internal Control over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 64.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended September 30, 2012, we migrated certain financial processing systems to an enterprise-wide systems solution. These system implementations are part of a global business transformation initiative to integrate and upgrade our systems and processes, which we plan to continue implementing throughout other parts of our business over the next year. In connection with these implementations and resulting business process changes, we are implementing certain changes to our processes and procedures, which in turn, result in changes in internal controls over financial reporting. We expect the new systems to automate and standardize business processes, and we will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement under the heading “Services Provided by the Independent Auditor and Fees Paid,”- which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Earnings for the years ended September 30, 2012 and 2011 and the nine months ended September 30, 2010
Consolidated Statement of Comprehensive Income for the years ended September 30, 2012 and 2011 and the nine months ended September 30, 2010
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statement of Cash Flows for the years ended September 30, 2012 and 2011 and the nine months ended September 30, 2010
Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2012 and 2011 and the nine months ended September 30, 2010
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

Date: November 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe P. Dauman Philippe P. Dauman	President and Chief Executive Officer; Director	November 15, 2012

/s/ Thomas E. Dooley Thomas E. Dooley	Senior Executive Vice President and Chief Operating Officer; Director	November 15, 2012

/s/ James W. Barge James W. Barge	Executive Vice President, Chief Financial Officer	November 15, 2012

/s/ Katherine Gill-Charest Katherine Gill-Charest	Senior Vice President, Controller (Chief Accounting Officer)	November 15, 2012

* Sumner M. Redstone	Executive Chairman of the Board and Founder	November 15, 2012

* Shari Redstone	Vice Chair of the Board	November 15, 2012

* George S. Abrams	Director	November 15, 2012

* Alan C. Greenberg	Director	November 15, 2012

* Robert K. Kraft	Director	November 15, 2012

* Blythe J. McGarvie	Director	November 15, 2012

Signature	Title	Date

* Charles E. Phillips, Jr.	Director	November 15, 2012

* Frederic V. Salerno	Director	November 15, 2012

* William Schwartz	Director	November 15, 2012

*By:	/s/ Michael D. Fricklas	November 15, 2012
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year ended September 30, 2012:
Allowance for doubtful accounts	$49	$6	$(19)	$36
Sales returns and allowances	$309	$595	$(622)	$282
Inventory obsolescence reserves	$73	$11	$(10)	$74
Deferred tax valuation allowance	$222	$161	$(59)	$324

Year ended September 30, 2011:
Allowance for doubtful accounts	$76	$9	$(36)	$49
Sales returns and allowances	$254	$693	$(638)	$309
Inventory obsolescence reserves	$73	$20	$(20)	$73
Deferred tax valuation allowance	$144	$94	$(16)	$222

Nine Months ended September 30, 2010:
Allowance for doubtful accounts	$94	$10	$(28)	$76
Sales returns and allowances	$416	$283	$(445)	$254
Inventory obsolescence reserves	$80	$10	$(17)	$73
Deferred tax valuation allowance	$144	$23	$(23)	$144

Item 15(b).

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

3.2	Amended and Restated Bylaws of Viacom Inc. effective September 15, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Viacom Inc. filed September 21, 2011) (File No. 001-32686).

4.1	Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.2	First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5.75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3	Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

4.4	Third Supplemental Indenture, dated as of December 13, 2006, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 19, 2006) (File No. 001-32686).

4.5	Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes and Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No. 001-32686).

4.6	Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.7	Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

4.8	Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.9	Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

Exhibit No.	Description of Exhibit

4.10	Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

4.11	Tenth Supplemental Indenture, dated as of February 28, 2012, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 28, 2012) (File No. 001-32686).

4.12	Eleventh Supplemental Indenture, dated as of June 14, 2012, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed June 14, 2012) (File No. 001-32686).

10.1	$2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).

10.2	First Amendment, dated as of December 2, 2011, to the $2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 2, 2012) (File No. 001-32686).

10.3	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed May 3, 2012) (File No. 001-32686).**

10.4	Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.5	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.6	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.7	Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.8	Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit C to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.9	Viacom Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.10	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective January 18, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 27, 2012) (File No. 001-32686).**

10.11	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.11.1	Form of Stock Option/RSU Confirmation Sheet (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.11.2	Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.11.3	Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.11.4	Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.12	Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.13	Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.14	Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.15	Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.16	Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.17	Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.18	Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.19	Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.20	Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.21*	Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010) (File No. 001-32686) , as amended by Letter Agreement dated August 6, 2012.**

10.22	Employment Agreement between Viacom Inc. and James W. Barge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.23 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.23	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

10.24	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.25	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

21.1*	Subsidiaries of Viacom Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.

24.1*	Powers of Attorney.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.