Form 10-Q
period 2012-12-31
Viacom Inc.
filed 2013-01-31
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 15, 2013
Class A common stock, par value $0.001 per share	51,151,250
Class B common stock, par value $0.001 per share	443,807,473

VIACOM INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2012	2011

Revenues	$3,314	$3,952
Expenses:
Operating	1,763	2,185
Selling, general and administrative	697	689
Depreciation and amortization	57	62

Total expenses	2,517	2,936

Operating income	797	1,016
Interest expense, net	(110)	(105)
Equity in net earnings of investee companies	24	10
Other items, net	7	(4)

Earnings from continuing operations before provision for income taxes	718	917
Provision for income taxes	(236)	(316)

Net earnings from continuing operations	482	601
Discontinued operations, net of tax	(3)	(379)

Net earnings (Viacom and noncontrolling interests)	479	222
Net earnings attributable to noncontrolling interests	(9)	(10)

Net earnings attributable to Viacom	$470	$212

Amounts attributable to Viacom:
Net earnings from continuing operations	$473	$591
Discontinued operations, net of tax	(3)	(379)

Net earnings attributable to Viacom	$470	$212

Basic earnings per share attributable to Viacom:
Continuing operations	$0.94	$1.07
Discontinued operations	-	(0.68)

Net earnings	$0.94	$0.39

Diluted earnings per share attributable to Viacom:
Continuing operations	$0.93	$1.06
Discontinued operations	(0.01)	(0.68)

Net earnings	$0.92	$0.38

Weighted average number of common shares outstanding:
Basic	501.5	550.6
Diluted	509.1	557.2

Dividends declared per share of Class A and Class B common stock	$0.275	$0.25

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
(in millions)	2012	2011
Net earnings (Viacom and noncontrolling interests)	$479	$222

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18)	(43)
Defined benefit pension plans	14	2
Cash flow hedges	7	2
Available for sale securities	3	(1)

Other comprehensive income (loss) (Viacom and noncontrolling interests)	6	(40)

Comprehensive income	485	182
Less: Comprehensive income attributable to noncontrolling interests	7	10

Comprehensive income attributable to Viacom	$478	$172

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$671	$848
Receivables, net	2,602	2,533
Inventory, net	797	832
Deferred tax assets, net	68	68
Prepaid and other assets	485	572

Total current assets	4,623	4,853
Property and equipment, net	1,046	1,068
Inventory, net	4,105	4,205
Goodwill	11,067	11,045
Intangibles, net	322	328
Other assets	734	751

Total assets	$21,897	$22,250

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193	$255
Accrued expenses	913	943
Participants’ share and residuals	1,166	989
Program rights obligations	588	569
Deferred revenue	210	230
Current portion of debt	18	18
Other liabilities	634	826

Total current liabilities	3,722	3,830
Noncurrent portion of debt	8,371	8,131
Participants’ share and residuals	378	533
Program rights obligations	571	642
Deferred tax liabilities, net	70	5
Other liabilities	1,454	1,491
Redeemable noncontrolling interest	175	179

Commitments and contingencies (Note 7)

Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.1 and 51.1 outstanding, respectively	-	-
Class B common stock, par value $0.001, 5,000.0 authorized; 445.2 and 455.9 outstanding, respectively	-	1
Additional paid-in capital	8,997	8,916
Treasury stock, 280.4 and 267.1 common shares held in treasury, respectively	(11,725)	(11,025)
Retained earnings	10,149	9,820
Accumulated other comprehensive loss	(256)	(264)

Total Viacom stockholders’ equity	7,165	7,448

Noncontrolling interests	(9)	(9)

Total equity	7,156	7,439

Total liabilities and equity	$21,897	$22,250

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended December 31,
(in millions)	2012	2011

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$479	$222
Discontinued operations, net of tax	3	379

Net earnings from continuing operations	482	601
Reconciling items:
Depreciation and amortization	57	62
Feature film and program amortization	1,022	1,185
Equity-based compensation	31	29
Equity in net income and distributions from investee companies	(15)	(6)
Deferred income taxes	61	(67)
Operating assets and liabilities, net of acquisitions:
Receivables	(28)	(360)
Inventory, program rights and participations	(912)	(1,106)
Accounts payable and other current liabilities	(92)	229
Other, net	(37)	63
Discontinued operations, net	-	(3)

Cash provided by operations	569	627

INVESTING ACTIVITIES
Acquisitions and investments	(10)	(8)
Capital expenditures	(36)	(28)

Net cash flow used in investing activities	(46)	(36)

FINANCING ACTIVITIES
Borrowings	242	982
Debt repayments	-	(142)
Commercial paper	-	(423)
Purchase of treasury stock	(700)	(711)
Dividends paid	(277)	(141)
Excess tax benefits on equity-based compensation awards	16	-
Exercise of stock options	73	19
Other, net	(49)	(38)

Net cash flow used in financing activities	(695)	(454)

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)

Net change in cash and cash equivalents	(177)	126
Cash and cash equivalents at beginning of period	848	1,021

Cash and cash equivalents at end of period	$671	$1,147

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Viacom Inc. is a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. It also acquires films for distribution and has distribution relationships with third parties. References in this document to “Viacom”, “Company”, “we”, “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2013 (“fiscal 2013”) or any future period. These statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2012, as filed with the SEC on November 15, 2012 (the “2012 Form 10-K”).

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

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Common Shares Outstanding and Anti-Dilutive Common Shares	Quarter Ended December 31,
(in millions)	2012	2011

Weighted average common shares outstanding, basic	501.5	550.6
Dilutive effect of equity awards	7.6	6.6

Weighted average common shares outstanding, diluted	509.1	557.2

Anti-dilutive common shares	7.3	17.3

NOTE 3. INVENTORY

Inventory (in millions)	December 31, 2012	September 30, 2012

Film inventory:
Released, net of amortization	$651	$612
Completed, not yet released	35	108
In process and other	684	706

Total film inventory, net of amortization	1,370	1,426

Original programming:
Released, net of amortization	1,383	1,414
In process and other	507	506

Total original programming, net of amortization	1,890	1,920

Acquired program rights, net of amortization	1,506	1,557
Merchandise and other inventory, net of allowance of $70 and $74	136	134

Total inventory, net	4,902	5,037
Less current portion	(797)	(832)

Total inventory-noncurrent, net	$4,105	$4,205

NOTE 4. DEBT

Total debt of the Company consists of the following:

Debt (in millions)	December 31, 2012	September 30, 2012

Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$599	$598
Senior notes due February 2015, 1.250%	599	599
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	398
Senior notes due April 2017, 3.500%	497	497
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	493	493
Senior notes due December 2021, 3.875%	591	591
Senior notes due June 2022, 3.125%	296	296
Senior debentures due April 2036, 6.875%	1,072	1,736
Senior debentures due October 2037, 6.750%	76	249
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,082	-
Capital lease and other obligations	224	230

Total debt	8,389	8,149
Less current portion	(18)	(18)

Total noncurrent portion	$8,371	$8,131

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Senior Notes and Debentures

During the quarter ended December 31, 2012, we issued 4.375% Senior Debentures due March 2043 (the “2043 Debentures”) with an aggregate principal amount of $250 million at a price equal to 97.755% of the principal amount. The proceeds, net of the discount and other issuance fees and expenses, were $242 million. We also issued an additional $1.196 billion of 2043 Debentures in exchange for a portion of our outstanding 6.875% Senior Debentures due 2036 and 6.750% Senior Debentures due 2037 totaling $844 million. There was no gain or loss recognized as a result of the exchange.

At December 31, 2012, the total unamortized net discount related to the senior notes and debentures was $405 million. The fair value of the Company’s senior notes and debentures was approximately $9.495 billion at December 31, 2012. The valuation of the Company’s publicly traded debt is based on quoted prices in active markets.

Credit Facility

During the quarter ended December 31, 2012, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at December 31, 2012. During the quarter, our two 364-day credit facilities, which comprised an aggregate amount of $600 million, were terminated.

There were no amounts outstanding under our credit facility as of December 31, 2012.

NOTE 5. PENSION BENEFITS

In November 2012, we amended our funded defined benefit pension plan to freeze future benefits effective January 1, 2013.

The amendment to freeze the funded plan resulted in a remeasurement loss of $44 million of the pension obligation and plan assets as well as a curtailment gain of $65 million due to the elimination of the accrual of benefits for all future services of employees. Therefore, in connection with the plan freeze, we recognized a net decrease to the benefit obligation of $21 million, with a corresponding decrease to the unrecognized actuarial loss included within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

The components of net periodic benefit cost for the Company’s defined benefit pension plans are set forth below. The amendment reduced the net periodic costs for the funded defined benefit plan.

Net Periodic Benefit Costs (in millions)	Quarter Ended December 31,
	2012	2011

Service cost	$8	$8
Interest cost	11	12
Expected return on plan assets	(11)	(9)
Recognized actuarial loss	3	4
Prior service cost	1	-

Net periodic benefit costs	$12	$15

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 6. FAIR VALUE MEASUREMENTS

At December 31, 2012, the Company had recurring financial assets and liabilities reflected in the Consolidated Financial Statements at fair value consisting of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

The following table summarizes the Company’s financial assets and liabilities as of December 31, 2012 and September 30, 2012:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

December 31, 2012
Marketable securities	$75	$75	$-	$-
Derivatives	(2)	-	(2)	-

Total	$73	$75	$(2)	$-

September 30, 2012
Marketable securities	$84	$84	$-	$-
Derivatives	(1)	-	(1)	-

Total	$83	$84	$(1)	$-

The fair value of the Company’s senior notes and debentures is disclosed in Note 4.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments

As more fully described in Notes 3 and 15 of the 2012 Form 10-K, the Company’s commitments primarily consist of programming and talent commitments, operating and capital lease arrangements and purchase obligations for goods and services. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, the Company is subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016, and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

Contingencies

The Company has certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At December 31, 2012, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $560 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. The Company may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. The Company has recorded a liability of $199 million with respect to such obligations. Based on the Company’s consideration of financial information available to it, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models, the Company believes its accrual is sufficient to meet any future obligations.

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

In March 2007, the Company filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate the Company’s copyrights. The Company is seeking both damages and injunctive relief. In March 2010, the Company and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. Briefing on the motion will be completed in the first calendar quarter of 2013 and thereafter will await decision by the District Court.

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

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination. Our motion to vacate the resolution accountants’ decision based on the resolution accountants’ determination not to consider the impact of inventory write-downs on the 2008 earn-out calculation was denied by the Delaware Chancery Court on August 9, 2012. The Court held that (i) the resolution accountants had the authority to, and did, determine what issues were and were not properly before them; (ii) there was no reason to vacate the determination under the applicable standards of the Federal Arbitration Act; and (iii) in any event, the resolution accountants made the correct decision in refusing to consider the impact of inventory write-downs on the 2008 earn-out calculation. On September 17, 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On September 21, 2012, the Chancery Court entered an order staying payment of the judgment pending the appeal. Oral argument on the appeal is set for February 27, 2013 before the Delaware Supreme Court.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in escrow and that we are also entitled to reduce the earn-out payment to the extent the amount the Company is entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

related to the other claims as meritless, and in November 2011, the court dismissed those claims. On December 12, 2012, the Delaware Chancery Court granted the shareholder representative’s motion for summary judgment on our indemnification claims; the Company is now considering whether to appeal that decision to the Delaware Supreme Court. It is also possible that the shareholder representative will now appeal the November 2011 decision dismissing its non-escrow claims.

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Motion Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in state court in Los Angeles against Paramount and DW Studios alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unfair competition in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012 claiming that revenues received by Viacom and NAI as part of certain transactions were misapplied to their detriment. Paramount and DW Studios denied these allegations. In early January 2013, the parties settled the dispute. In connection with the settlement, Paramount re-acquired all of the Melrose 2 investors’ remaining interests in the film slate.

On August 17, 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purports to be a derivative action alleging that, between 2008 and 2011, the Company violated the terms of its 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleges that during this period Messrs. Redstone, Dauman and Dooley were overpaid and the plaintiff seeks to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleges that adoption of the Company’s 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff seeks to enjoin any overpayment under the 2012 Plan until a new vote on that plan, which includes Class B stockholders, occurs. We believe the claim is without merit and filed a motion to dismiss on October 22, 2012. The motion will be fully briefed by late January 2013 and thereafter will await decision by the District Court.

NOTE 8. STOCKHOLDERS’ EQUITY

The components of Stockholders’ equity are as follows:

	As of December 31, 2012			As of December 31, 2011
(in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Beginning of Period	$7,448	$(9)	$7,439	$8,644	$(11)	$8,633
Net earnings	470	9	479	212	10	222
Other comprehensive income (loss)(1)	8	(2)	6	(40)	-	(40)
Noncontrolling interests	(1)	(7)	(8)	-	(10)	(10)
Dividends declared	(140)	-	(140)	(138)	-	(138)
Purchase of treasury stock	(700)	-	(700)	(700)	-	(700)
Equity-based compensation and other	80	-	80	36	-	36

Balance at End of Period	$7,165	$(9)	$7,156	$8,014	$(11)	$8,003

(1)	The components of other comprehensive income (loss) are recorded net of tax provisions of $6 million and $3 million for the quarters ended December 31, 2012 and 2011, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information (in millions)	Quarter Ended December 31,
	2012	2011

Cash paid for interest	$155	$146
Cash paid (received) for income taxes*	$59	$(40)

* The quarter ended December 31, 2011 includes approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.

Redeemable Noncontrolling Interest (in millions)	Quarter Ended December 31,
	2012	2011

Beginning balance	$179	$152
Net earnings	5	5
Distributions	(8)	(9)
Translation adjustment	(2)	-
Redemption value adjustment	1	-

Ending balance	$175	$148

Accounts Receivable

At December 31, 2012, there were $353 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in the Company’s Consolidated Balance Sheets principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which the Company has historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Investments in Variable Interest Entities

At December 31, 2012 and September 30, 2012, the Company’s aggregate investment carrying value in unconsolidated VIEs was $158 million and $143 million, respectively. The impact of the Company’s unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 11.

The Company’s Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $80 million in assets and $89 million in liabilities as of December 31, 2012, and $44 million in assets and $86 million of liabilities as of September 30, 2012. The consolidated VIEs revenues, expenses and operating income for the quarters ended December 31, 2012 and 2011 were not significant to the Company.

Income Taxes

We had $12 million of discrete tax benefits recognized in the quarter ended December 31, 2012, principally reflecting the release of tax reserves with respect to certain effectively settled tax positions.

Discontinued Operations

Discontinued operations activity for the quarter ended December 31, 2011 principally reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. To the extent paid, the charge will generate a tax benefit of up to $135 million, which will be available to offset qualifying future cash taxes.

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

	Quarter Ended
Revenues by Segment	December 31,
(in millions)	2012	2011

Media Networks	$2,394	$2,448
Filmed Entertainment	975	1,558
Eliminations	(55)	(54)

Total revenues	$3,314	$3,952

	Quarter Ended
Adjusted Operating Income (Loss)	December 31,
(in millions)	2012	2011

Media Networks	$1,030	$1,129
Filmed Entertainment	(139)	(31)
Corporate expenses	(60)	(53)
Equity-based compensation	(31)	(29)
Eliminations	(3)	-

Operating income	797	1,016
Interest expense, net	(110)	(105)
Equity in net earnings of investee companies	24	10
Other items, net	7	(4)

Earnings from continuing operations before provision for income taxes	$718	$917

Total Assets	December 31,	September 30,
(in millions)	2012	2012

Media Networks	$16,498	$16,401
Filmed Entertainment	5,149	5,251
Corporate/Eliminations	250	598

Total assets	$21,897	$22,250

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Quarter Ended
Revenues by Component	December 31,
(in millions)	2012	2011

Advertising	$1,269	$1,354
Feature film	896	1,466
Affiliate fees	972	943
Ancillary	232	243
Eliminations	(55)	(54)

Total revenues	$3,314	$3,952

NOTE 11. RELATED PARTY TRANSACTIONS

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2012 and 2011, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $4 million and $6 million, respectively. The accounts receivable associated with the revenues was $4 million as of December 31, 2012 and September 30, 2012.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the transactions with CBS as included in the Company’s Consolidated Financial Statements:

	Quarter Ended
CBS Related Party Transactions	December 31,
(in millions)	2012	2011

Consolidated Statements of Earnings
Revenues	$81	$90
Operating expenses	$98	$109

	December 31, 2012	September 30, 2012
Consolidated Balance Sheets
Accounts receivable	$5	$7
Other assets	1	1

Total due from CBS	$6	$8

Accounts payable	$2	$1
Participants’ share and residuals, current	160	143
Program rights obligations, current	109	110
Program rights obligations, noncurrent	144	169
Other liabilities	24	24

Total due to CBS	$439	$447

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

	Quarter Ended
Other Related Party Transactions	December 31,
(in millions)	2012	2011

Consolidated Statements of Earnings
Revenues	$36	$60
Operating expenses	$4	$18
Selling, general and administrative	$(4)	$(4)

	December 31, 2012	September 30, 2012
Consolidated Balance Sheets
Accounts receivable	$117	$114
Other assets	4	3

Total due from other related parties	$121	$117

Accounts payable	$7	$8
Other liabilities	18	17

Total due to other related parties	$25	$25

All other related party transactions are not material in the periods presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2012 (the “2012 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Overview. The overview section provides a summary of Viacom’s business.

Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2012, compared to the quarter ended December 31, 2011. In addition, we provide a discussion of items that affect the comparability of our results of operations.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2012, compared to the quarter ended December 31, 2011, and an update on our indebtedness.

OVERVIEW

Summary

We are a leading global entertainment content company that connects with audiences through compelling content across television, motion picture, online and mobile platforms in over 160 countries and territories. With media networks reaching approximately 700 million households, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, COMEDY CENTRAL®, TV Land®, SPIKE®, Tr3s®, Paramount Channel™ and VIVA™, among others. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Viacom operates a large portfolio of branded digital media experiences, including many of the world’s most popular properties for entertainment, community and casual online gaming.

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

When applicable, we use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare Viacom’s results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to the section entitled “Factors Affecting Comparability”.

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

(continued)

RESULTS OF OPERATIONS

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the quarters ended December 31, 2012 and 2011.

	Quarter Ended December 31,		Better/ (Worse)
(in millions, except per share amounts)	2012	2011	$	%

Revenues	$3,314	$3,952	$(638)	(16)%
Operating income	797	1,016	(219)	(22)
Net earnings from continuing operations attributable to Viacom	473	591	(118)	(20)
Adjusted net earnings from continuing operations attributable to Viacom	461	591	(130)	(22)
Diluted EPS from continuing operations	0.93	1.06	(0.13)	(12)
Adjusted diluted EPS from continuing operations	$0.91	$1.06	$(0.15)	(14)%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues decreased $638 million, or 16%, to $3.314 billion in the quarter ended December 31, 2012, driven by declines in Filmed Entertainment revenues of $583 million and Media Networks revenues of $54 million. Filmed Entertainment revenues were driven by lower home entertainment and theatrical revenues and Media Networks revenues reflects lower advertising revenues, partially offset by higher affiliate fee revenues.

Operating Income

Operating income decreased $219 million, or 22%, to $797 million in the quarter ended December 31, 2012. Filmed Entertainment generated an adjusted operating loss of $139 million in the quarter ended December 31, 2012, compared to $31 million in the prior year quarter. The increased operating loss reflects the number and mix of our theatrical and home entertainment releases. Media Networks adjusted operating income decreased $99 million, reflecting the decrease in revenues and our continued investment in programming.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom decreased $130 million, or 22%, to $461 million in the quarter ended December 31, 2012, principally due to the decrease in tax-effected operating income described above. Our effective income tax rate was 34.5% in both periods, excluding the impact of discrete taxes. Including the impact of the current quarter discrete taxes, net earnings from continuing operations attributable to Viacom decreased $118 million, or 20%.

Adjusted diluted EPS from continuing operations decreased $0.15 per diluted share to $0.91 in the quarter ended December 31, 2012, reflecting the decrease in adjusted net earnings from continuing operations, partially offset by fewer outstanding shares. Including the impact of the current quarter discrete tax benefits, diluted EPS from continuing operations decreased $0.13 per diluted share to $0.93.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Discontinued Operations, Net of Tax

The $379 million net loss from discontinued operations for the quarter ended December 31, 2011, reflects a $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010.

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

Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2012	2011	$	%

Revenues by Component
Advertising	$1,269	$1,354	$(85)	(6)%
Affiliate fees	972	943	29	3
Ancillary	153	151	2	1

Total revenues by component	$2,394	$2,448	$(54)	(2)%

Expenses
Operating	$833	$782	$(51)	(7)%
Selling, general and administrative	497	498	1	-
Depreciation and amortization	34	39	5	13

Total expenses	$1,364	$1,319	$(45)	(3)%

Adjusted Operating Income	$1,030	$1,129	$(99)	(9)%

Revenues

Worldwide revenues decreased $54 million, or 2%, to $2.394 billion in the quarter ended December 31, 2012, driven by lower advertising revenues, partially offset by higher affiliate fees. Domestic revenues were $2.010 billion, a decrease of $33 million, or 2%. International revenues were $384 million, a decrease of $21 million, or 5%, with 1 percentage point of the decline resulting from foreign exchange.

Advertising

Worldwide advertising revenues decreased $85 million, or 6%, to $1.269 billion in the quarter ended December 31, 2012. Domestic advertising revenues decreased 6% due to a decline in average unit pricing driven by the effect of lower ratings. International advertising revenues decreased 10%, including lower revenues from certain production and promotional events, with 1 percentage point of the decline resulting from foreign exchange.

Affiliate Fees

Worldwide affiliate fees increased $29 million, or 3%, to $972 million in the quarter ended December 31, 2012. Both domestic and worldwide growth were partially offset by lower revenues from digital distribution arrangements due to the timing of available programming compared to the prior year quarter. Domestic affiliate revenues increased 4%. Excluding the impact of digital distribution arrangements, the domestic affiliate revenue growth rate was in the low-double digits, principally reflecting rate increases. International affiliate revenues increased 1%.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Ancillary revenues increased $2 million, or 1%, to $153 million in the quarter ended December 31, 2012.

Expenses

Total expenses increased $45 million, or 3%, to $1.364 billion in the quarter ended December 31, 2012, reflecting higher operating expenses.

Operating

Operating expenses increased $51 million, or 7%, to $833 million in the quarter ended December 31, 2012 . Programming costs increased $58 million, or 8%, in the quarter, principally reflecting expenses associated with our continuing investment in programming, which was partially offset by a decline in distribution and other expenses.

Selling, General and Administrative

SG&A expenses were relatively flat at $497 million in the quarter ended December 31, 2012.

Depreciation and Amortization

Depreciation and amortization decreased $5 million, or 13%, to $34 million in the quarter ended December 31, 2012, principally resulting from lower depreciation expense associated with assets under capital leases.

Adjusted Operating Income

Adjusted operating income decreased $99 million, or 9%, to $1.030 billion in the quarter ended December 31, 2012, reflecting the decrease in advertising revenues, the timing of available programming under digital distribution arrangements and our continued investment in programming.

Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2012	2011	$	%

Revenues by Component
Theatrical	$328	$570	$(242)	(42)%
Home entertainment	341	598	(257)	(43)
Television license fees	227	298	(71)	(24)
Ancillary	79	92	(13)	(14)

Total revenues by component	$975	$1,558	$(583)	(37)%

Expenses
Operating	$982	$1,457	$475	33%
Selling, general & administrative	110	110	-	-
Depreciation & amortization	22	22	-	-

Total expenses	$1,114	$1,589	$475	30%

Adjusted Operating Loss	$(139)	$(31)	$(108)	NM

NM—Not Meaningful

Revenues

Worldwide revenues decreased $583 million, or 37%, to $975 million in the quarter ended December 31, 2012. Domestic revenues were $443 million, a decrease of 35%, and international revenues were $532 million, a decrease of 40%.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Theatrical

Worldwide theatrical revenues decreased $242 million, or 42%, to $328 million in the quarter ended December 31, 2012. Revenues from our current quarter releases were $271 million lower than the prior year quarter, principally reflecting the difficult comparison against the prior year release of Mission Impossible – Ghost Protocol, as well as lower performance from DreamWorks Animation’s Rise of the Guardians this quarter compared to Puss in Boots in the prior year quarter. During the quarter, we released eight films, including Rise of the Guardians, Paranormal Activity 4, Flight and Jack Reacher. We also released eight films in the prior year quarter. The decline in revenues from our current quarter releases was partially offset by higher carryover revenues of $29 million, principally attributable to the prior period release of DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted. Domestic and international theatrical revenues decreased 40% and 45%, respectively.

Home Entertainment

Worldwide home entertainment revenues decreased $257 million, or 43%, to $341 million in the quarter ended December 31, 2012. Revenues from our current quarter releases were $129 million lower than the prior year quarter due to the number of titles released. During the quarter, we released one title, Madagascar 3: Europe’s Most Wanted. In the prior year quarter, we released four titles, including Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Kung Fu Panda 2 and Super 8. The decline in revenues also reflects lower carryover revenues of $128 million principally attributable to the prior period release of Transformers: Dark of the Moon. Domestic and international home entertainment revenues decreased 39% and 47%, respectively.

Television License Fees

Television license fees decreased $71 million, or 24%, to $227 million in the quarter ended December 31, 2012, driven by the number and mix of available titles.

Ancillary

Ancillary revenues decreased $13 million, or 14%, to $79 million in the quarter ended December 31, 2012, driven by lower merchandising revenues reflecting Transformers: Dark of the Moon merchandise sales in the prior year quarter.

Expenses

Total expenses decreased $475 million, or 30%, to $1.114 billion in the quarter ended December 31, 2012, driven by a decrease in operating expenses.

Operating

Operating expenses decreased $475 million, or 33%, to $982 million in the quarter ended December 31, 2012, principally due to the number and mix of our theatrical and home entertainment releases. Film costs decreased $232 million, or 36%, and distribution and other costs, principally print and advertising expenses, decreased $243 million, or 30%.

Selling, General and Administrative

SG&A expenses were flat at $110 million in the quarter ended December 31, 2012.

Adjusted Operating Loss

The adjusted operating loss was $139 million in the quarter ended December 31, 2012 compared to $31 million in the prior year quarter. The generation of an operating loss in each quarter principally reflects the impact of print and advertising expenses associated with theatrical releases in the period. The increased loss in the current quarter is due to lower home entertainment profits as a result of fewer current release titles and less carryover revenues, and also reflects the timing and overall performance of our current quarter theatrical releases.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Factors Affecting Comparability

The consolidated financial statements as of and for the quarter ended December 31, 2012 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned period, as discussed in the section entitled “Overview”, has been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

The following table reconciles our adjusted measures to our reported results for the quarter ended December 31, 2012.

	Quarter Ended December 31, 2012
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$797	$718	$473	$0.93
Factors Affecting Comparability:
Discrete tax benefits	-	-	(12)	(0.02)

Adjusted results	$797	$718	$461	$0.91

(1)	Pre-tax earnings from continuing operations represent earnings before provision for income taxes.

Discrete Tax Items

In the quarter ended December 31, 2012, our effective income tax rate was 34.5%, excluding the impact of discrete items. Discrete tax benefits of $12 million contributed 1.6 percentage points of tax benefit in the quarter, which reconciles to the reported effective rate of 32.9%. The benefits recognized in the quarter principally reflect the release of tax reserves with respect to certain effectively settled tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. Our principal uses of cash in operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for capital expenditures, acquisitions of businesses, quarterly cash dividends and discretionary share repurchases under our stock repurchase program, as deemed appropriate. Our cash flows from operations, together with our credit facility, provide us with adequate resources to fund our anticipated ongoing cash requirements.

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

(continued)

Cash Flows

Cash and cash equivalents decreased by $177 million in the quarter ended December 31, 2012.

Operating Activities

Cash provided by operations was $569 million for the quarter ended December 31, 2012, a decrease of $58 million compared with the same period in 2011. The decrease reflects lower operating results and higher tax payments, partially offset by favorable working capital utilization.

Investing Activities

Cash used in investing activities was $46 million for the quarter ended December 31, 2012, compared with $36 million in the quarter ended December 31, 2011, primarily reflecting higher capital expenditures.

Financing Activities

Cash used in financing activities was $695 million for the quarter ended December 31, 2012, compared with $454 million in the same period in 2011.

Net cash used in the quarter was primarily driven by share repurchases of $700 million and two dividend payments totaling $277 million, partially offset by net proceeds of $242 million from the issuance of senior debentures with an aggregate face value of $250 million.

Net cash used in the prior year quarter was primarily driven by share repurchases of $711 million and a dividend payment of $141 million, partially offset by net proceeds of $417 million from the issuance of debt, net of repayments.

During the quarter, we repurchased 13.3 million shares. From January 1, 2013 through January 30, 2013, we repurchased an additional 2.6 million shares for an aggregate purchase price of $150 million. As of January 30, 2013, we had $3.850 billion remaining in our $10.0 billion stock repurchase program. The remaining share repurchases under the program are expected to be funded through a combination of cash generated by operations, borrowings under our credit facility and external financing, as deemed appropriate.

Capital Resources

Capital Structure and Debt

At December 31, 2012, total debt was $8.389 billion, an increase of $240 million from $8.149 billion at September 30, 2012, due to the issuance of $250 million of Senior Debentures due March 2043 as described below. We used the net proceeds from the issuance for general corporate purposes, including the repurchase of shares under our stock repurchase program.

During the quarter ended December 31, 2012, we issued 4.375% Senior Debentures due March 2043 (the “2043 Debentures”) with an aggregate principal amount of $250 million at a price equal to 97.755% of the principal amount. The proceeds, net of the discount and other issuance fees and expenses, were $242 million. We also issued an additional $1.196 billion of 2043 Debentures in exchange for a portion of our outstanding 6.875% Senior Debentures due 2036 and 6.750% Senior Debentures due 2037 totaling $844 million. There was no gain or loss recognized as a result of the exchange.

Credit Facility

During the quarter ended December 31, 2012, we amended our revolving credit agreement originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

general corporate purposes. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The credit facility has one principal financial covenant that requires the Company’s interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which the Company met at December 31, 2012. During the quarter, our two 364-day credit facilities, which comprised an aggregate amount of $600 million, were terminated.

At December 31, 2012, there were no amounts outstanding under our credit facility.

Commitments and Contingencies

Legal Matters

Litigation is inherently uncertain and always difficult to predict. However, based on the Company’s understanding and evaluation of the relevant facts and circumstances, the Company believes that the legal matters described herein and other litigation to which the Company is a party are not likely, in the aggregate, to have a material adverse effect on its results of continuing operations, financial position or operating cash flows. For additional information, see Note 7 to the Consolidated Financial Statements.

OTHER MATTERS

Related Parties

In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 11 to the Consolidated Financial Statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause actual results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments and their effect in our markets and on consumer behavior; competition for audiences and distribution; the impact of piracy; economic conditions generally, and in advertising and retail markets in particular; fluctuations in our results due to the timing, mix and availability of our motion pictures and other programming; changes in the Federal communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2012 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

As disclosed in the 2012 Form 10-K, we continued our global business transformation initiative to integrate and upgrade our systems and processes.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Since our 2012 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 7 to the Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2012 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended December 31, 2012 under our stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)

Month ended October 31, 2012	4,041	$54.45	$4,480
Month ended November 30, 2012	4,295	$50.52	$4,263
Month ended December 31, 2012	4,961	$53.01	$4,000

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1	Twelfth Supplemental Indenture, dated as of November 26, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed November 30, 2012) (File No. 001-32686).

4.2	Registration Rights Agreement, dated as of November 26, 2012, among Viacom Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed November 30, 2012) (File No. 001-32686).

4.3	Thirteenth Supplemental Indenture, dated as of December 4, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

4.4	Fourteenth Supplemental Indenture, dated as of December 17, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Debentures) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

4.5	Registration Rights Agreement, dated as of December 4, 2012, among Viacom Inc. and the dealer managers named therein (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

10.1*	Second Amendment, dated as of November 9, 2012, to the Credit Agreement, dated as of October 8, 2010, as amended on December 2, 2011, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents.

10.2*	Amendment No. 1 to Viacom Inc. 2011 Stock Option Plan for Outside Directors.

10.3*	Amendment No. 1 to Viacom Inc. 2011 RSU Plan for Outside Directors.

10.4*	Employment Agreement between Viacom Inc. and Wade Davis, dated as of November 27, 2012.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: January 31, 2013	By:	/S/ WADE DAVIS

Wade Davis
Executive Vice President, Chief Financial Officer

Date: January 31, 2013	By:	/S/ KATHERINE GILL-CHAREST

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)