Form 10-Q
period 2013-03-31
Viacom Inc.
filed 2013-05-01
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2013
Class A common stock, par value $0.001 per share	51,151,254
Class B common stock, par value $0.001 per share	433,765,748

VIACOM INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2013	2012	2013	2012

Revenues	$3,135	$3,331	$6,449	$7,283
Expenses:
Operating	1,539	1,645	3,302	3,830
Selling, general and administrative	689	695	1,386	1,384
Depreciation and amortization	60	59	117	121

Total expenses	2,288	2,399	4,805	5,335

Operating income	847	932	1,644	1,948
Interest expense, net	(110)	(103)	(220)	(208)
Equity in net earnings of investee companies	16	5	40	15
Loss on extinguishment of debt	-	(21)	-	(21)
Other items, net	(6)	(1)	1	(5)

Earnings from continuing operations before provision for income taxes	747	812	1,465	1,729
Provision for income taxes	(258)	(213)	(494)	(529)

Net earnings from continuing operations	489	599	971	1,200
Discontinued operations, net of tax	(3)	(3)	(6)	(382)

Net earnings (Viacom and noncontrolling interests)	486	596	965	818
Net earnings attributable to noncontrolling interests	(8)	(11)	(17)	(21)

Net earnings attributable to Viacom	$478	$585	$948	$797

Amounts attributable to Viacom:
Net earnings from continuing operations	$481	$588	$954	$1,179
Discontinued operations, net of tax	(3)	(3)	(6)	(382)

Net earnings attributable to Viacom	$478	$585	$948	$797

Basic earnings per share attributable to Viacom:
Continuing operations	$0.98	$1.09	$1.92	$2.17
Discontinued operations	(0.01)	-	(0.01)	(0.71)

Net earnings	$0.97	$1.09	$1.91	$1.46

Diluted earnings per share attributable to Viacom:
Continuing operations	$0.96	$1.08	$1.89	$2.14
Discontinued operations	-	(0.01)	(0.01)	(0.69)

Net earnings	$0.96	$1.07	$1.88	$1.45

Weighted average number of common shares outstanding:
Basic	492.0	537.5	496.8	544.1
Diluted	500.3	544.4	504.7	550.8

Dividends declared per share of Class A and Class B common stock	$0.275	$0.25	$0.55	$0.50

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Net earnings (Viacom and noncontrolling interests)	$486	$596	$965	$818

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(46)	5	(64)	(38)
Defined benefit pension plans	2	3	16	5
Cash flow hedges	(1)	3	6	5
Available for sale securities	-	-	3	(1)

Other comprehensive income (loss) (Viacom and noncontrolling interests)	(45)	11	(39)	(29)

Comprehensive income	441	607	926	789
Less: Comprehensive income attributable to noncontrolling interests	8	11	15	21

Comprehensive income attributable to Viacom	$433	$596	$911	$768

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,260	$848
Receivables, net	2,545	2,533
Inventory, net	755	832
Deferred tax assets, net	47	68
Prepaid and other assets	687	572

Total current assets	5,294	4,853
Property and equipment, net	1,023	1,068
Inventory, net	4,033	4,205
Goodwill	11,048	11,045
Intangibles, net	305	328
Other assets	735	751

Total assets	$22,438	$22,250

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$220	$255
Accrued expenses	855	943
Participants’ share and residuals	839	989
Program rights obligations	589	569
Deferred revenue	248	230
Current portion of debt	18	18
Other liabilities	761	826

Total current liabilities	3,530	3,830
Noncurrent portion of debt	8,915	8,131
Participants’ share and residuals	540	533
Program rights obligations	516	642
Deferred tax liabilities, net	465	5
Other liabilities	1,430	1,491
Redeemable noncontrolling interest	165	179

Commitments and contingencies (Note 7)

Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.1 and 51.1 outstanding, respectively	-	-
Class B common stock, par value $0.001, 5,000.0 authorized; 435.6 and 455.9 outstanding, respectively	-	1
Additional paid-in capital	9,127	8,916
Treasury stock, 292.1 and 267.1 common shares held in treasury, respectively	(12,425)	(11,025)
Retained earnings	10,488	9,820
Accumulated other comprehensive loss	(301)	(264)

Total Viacom stockholders’ equity	6,889	7,448

Noncontrolling interests	(12)	(9)

Total equity	6,877	7,439

Total liabilities and equity	$22,438	$22,250

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in millions)	2013	2012

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$965	$818
Discontinued operations, net of tax	6	382

Net earnings from continuing operations	971	1,200
Reconciling items:
Depreciation and amortization	117	121
Feature film and program amortization	2,005	2,247
Equity-based compensation	60	57
Equity in net income and distributions from investee companies	(30)	(11)
Deferred income taxes	475	(137)
Operating assets and liabilities, net of acquisitions:
Receivables	7	101
Inventory, program rights and participations	(1,988)	(2,300)
Accounts payable and other current liabilities	(272)	175
Other, net	(49)	54
Discontinued operations, net	(3)	(3)

Cash provided by operations	1,293	1,504

INVESTING ACTIVITIES
Acquisitions and investments	12	(17)
Capital expenditures	(67)	(63)

Net cash flow used in investing activities	(55)	(80)

FINANCING ACTIVITIES
Borrowings	784	1,722
Debt repayments	-	(892)
Commercial paper	-	(423)
Purchase of treasury stock	(1,398)	(1,404)
Dividends paid	(277)	(278)
Excess tax benefits on equity-based compensation awards	20	27
Exercise of stock options	169	49
Other, net	(92)	(102)

Net cash flow used in financing activities	(794)	(1,301)

Effect of exchange rate changes on cash and cash equivalents	(32)	(9)

Net change in cash and cash equivalents	412	114
Cash and cash equivalents at beginning of period	848	1,021

Cash and cash equivalents at end of period	$1,260	$1,135

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2013 (“fiscal 2013”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2012, as filed with the SEC on November 15, 2012 (the “2012 Form 10-K”).

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, allowance for doubtful accounts, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing Net earnings attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings per common share includes the weighted average number of common shares plus the dilutive effect of equity awards based upon the application of the treasury stock method. Anti-dilutive common shares were excluded from the calculation of diluted earnings per common share.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the weighted average common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012

Weighted average common shares outstanding, basic	492.0	537.5	496.8	544.1
Dilutive effect of equity awards	8.3	6.9	7.9	6.7

Weighted average common shares outstanding, diluted	500.3	544.4	504.7	550.8

Anti-dilutive common shares	-	9.8	3.6	13.6

NOTE 3. INVENTORY

Inventory (in millions)	March 31, 2013	September 30, 2012

Film inventory:
Released, net of amortization	$706	$612
Completed, not yet released	-	108
In process and other	592	706

Total film inventory, net of amortization	1,298	1,426

Original programming:
Released, net of amortization	1,398	1,414
In process and other	518	506

Total original programming, net of amortization	1,916	1,920

Acquired program rights, net of amortization	1,443	1,557
Merchandise and other inventory, net of allowance of $73 and $74	131	134

Total inventory, net	4,788	5,037
Less current portion	(755)	(832)

Total inventory-noncurrent, net	$4,033	$4,205

NOTE 4. DEBT

Our total debt consists of the following:

Debt (in millions)	March 31, 2013	September 30, 2012

Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$599	$598
Senior notes due February 2015, 1.250%	599	599
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	398
Senior notes due April 2017, 3.500%	497	497
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	493	493
Senior notes due December 2021, 3.875%	591	591
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	-
Senior debentures due April 2036, 6.875%	1,072	1,736
Senior debentures due October 2037, 6.750%	76	249
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,083	-
Senior debentures due June 2043, 4.875%	249	-
Capital lease and other obligations	220	230

Total debt	8,933	8,149
Less current portion	(18)	(18)

Total noncurrent portion	$8,915	$8,131

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Senior Notes and Debentures

During the six months ended March 31, 2013, we issued a total of $1.996 billion of senior notes and debentures.

In November 2012, we issued 4.375% Senior Debentures due March 2043 (the “2043 Debentures”) with an aggregate principal amount of $250 million at a price equal to 97.755% of the principal amount. The proceeds, net of discount and other issuance fees and expenses, were $242 million. In December 2012, we issued an additional $1.196 billion of 2043 Debentures in exchange for a portion of our outstanding 6.875% Senior Debentures due 2036 and 6.750% Senior Debentures due 2037 totaling $844 million. There was no gain or loss recognized as a result of the exchange.

In March 2013, we issued 3.250% Senior Notes due March 2023 with an aggregate principal amount of $300 million at a price equal to 99.148% of the principal amount, and 4.875% Senior Debentures due June 2043 with an aggregate principal amount of $250 million at a price equal to 99.474% of the principal amount. The proceeds, net of discount and other issuance fees and expenses, were $542 million.

At March 31, 2013, the total unamortized net discount related to the senior notes and debentures was $407 million. The fair value of our senior notes and debentures was approximately $9.857 billion at March 31, 2013. The valuation of our publicly traded debt is based on quoted prices in active markets.

Credit Facility

During the first quarter of our 2013 fiscal year, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at March 31, 2013. Our two 364-day credit facilities with an aggregate amount of $600 million were terminated during the same quarter.

There were no amounts outstanding under our credit facility as of March 31, 2013.

NOTE 5. PENSION BENEFITS

In November 2012, we amended our funded defined benefit pension plan to freeze future benefits effective January 1, 2013.

The amendment to freeze the funded plan resulted in a loss of $44 million in connection with the remeasurement of the pension obligation and plan assets as well as a curtailment gain of $65 million due to the elimination of the accrual of benefits for all future services of employees. Therefore, in connection with the plan freeze, we recognized a net decrease to the benefit obligation of $21 million, with a corresponding decrease to the unrecognized actuarial loss included within Accumulated other comprehensive loss in the Consolidated Balance Sheet.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The components of net periodic benefit cost for our defined benefit pension plans are set forth below. The amendment reduced the net periodic costs for the funded defined benefit plan.

Net Periodic Benefit Costs (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Service cost	$-	$8	$8	$16
Interest cost	10	12	21	24
Expected return on plan assets	(11)	(9)	(22)	(18)
Recognized actuarial loss	2	5	5	9
Prior service cost	-	-	1	-

Net periodic benefit costs	$1	$16	$13	$31

NOTE 6. FAIR VALUE MEASUREMENTS

At March 31, 2013, we had recurring financial assets and liabilities reflected in the financial statements at fair value consisting of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

The following table summarizes our financial assets and liabilities as of March 31, 2013 and September 30, 2012:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

March 31, 2013
Marketable securities	$86	$86	$-	$-
Derivatives	(1)	-	(1)	-

Total	$85	$86	$(1)	$-

September 30, 2012
Marketable securities	$84	$84	$-	$-
Derivatives	(1)	-	(1)	-

Total	$83	$84	$(1)	$-

The fair value of our senior notes and debentures is disclosed in Note 4.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments

As more fully described in Notes 3 and 15 of the 2012 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016, and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Contingencies

We have certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At March 31, 2013, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $530 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $196 million with respect to such obligations. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. On April 18, 2013, the District Court granted Google’s renewed motion for summary judgment. We intend to appeal the decision.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities—current on the Consolidated Balance Sheets, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million. At March 31, 2013, the amount of the reserve was $321 million, including accrued post-judgment interest.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination. Our motion to vacate the resolution accountants’ decision based on the resolution accountants’ determination not to consider the impact of inventory write-downs on the 2008 earn-out calculation was denied by the Delaware Chancery Court on August 9, 2012. The Court held that (i) the resolution accountants had the authority to, and did, determine what issues were and were not properly before them; (ii) there was no reason to vacate the determination under the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

applicable standards of the Federal Arbitration Act; and (iii) in any event, the resolution accountants made the correct decision in refusing to consider the impact of inventory write-downs on the 2008 earn-out calculation. On September 17, 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On September 21, 2012, the Chancery Court entered an order staying payment of the judgment pending the appeal. Oral argument on the appeal before the Delaware Supreme Court is scheduled for May 8, 2013.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in escrow and that we are also entitled to reduce the earn-out payment to the extent the amount we are entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that related to the other claims as meritless, and in November 2011, the court dismissed those claims. On December 12, 2012, the Delaware Chancery Court granted the shareholder representative’s motion for summary judgment on our indemnification claims. Each party has appealed the adverse judgment against it to the Delaware Supreme Court, and briefing is underway.

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

On August 17, 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purports to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleges that during this period Messrs. Redstone, Dauman and Dooley were overpaid and the plaintiff seeks to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleges that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff seeks to enjoin any overpayment under the 2012 Plan until a new vote on that plan, which includes Class B stockholders, occurs. We believe the claim is without merit and filed a motion to dismiss on October 22, 2012. Briefing on the motion was completed in the first calendar quarter of 2013 and the parties are awaiting either a date for oral argument or a decision by the District Court.

On February 26, 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, and Cablevision itself has advocated for the legality of such arrangements as a party in a recent federal case. We believe the lawsuit is without merit.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 8. STOCKHOLDERS’ EQUITY

The components of stockholders’ equity are as follows:

	As of March 31, 2013			As of March 31, 2012
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at beginning of year	$7,448	$(9)	$7,439	$8,644	$(11)	$8,633
Net earnings	948	17	965	797	21	818
Other comprehensive income (loss)(1)	(37)	(2)	(39)	(29)	-	(29)
Noncontrolling interests	(3)	(18)	(21)	5	(21)	(16)
Dividends declared	(277)	-	(277)	(273)	-	(273)
Purchase of treasury stock	(1,400)	-	(1,400)	(1,400)	-	(1,400)
Equity-based compensation and other	210	-	210	59	-	59

Balance at end of year	$6,889	$(12)	$6,877	$7,803	$(11)	$7,792

(1)	The components of other comprehensive income (loss) are recorded net of a tax provision of $8 million and $7 million for the six months ended March 31, 2013 and 2012, respectively.

NOTE 9. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

	Six Months Ended
Supplemental Cash Flow Information	March 31,
(in millions)	2013	2012

Cash paid for interest	$230	$201
Cash paid for income taxes*	$118	$73

*The six months ended March 31, 2012 figure is net of approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.

	Six Months Ended
Redeemable Noncontrolling Interest	March 31,
(in millions)	2013	2012

Beginning balance	$179	$152
Net earnings	7	11
Distributions	(11)	(9)
Translation adjustment	(13)	2
Redemption value adjustment	3	(5)

Ending balance	$165	$151

Accounts Receivable

At March 31, 2013, there were $353 million of noncurrent trade receivables in the Filmed Entertainment segment included within Other assets in our Consolidated Balance Sheets principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Investments in Variable Interest Entities

At March 31, 2013 and September 30, 2012, our aggregate investment carrying value in unconsolidated variable interest entities (“VIEs”) was $178 million and $143 million, respectively. The impact of our unconsolidated VIEs on its Consolidated Financial Statements, including related party transactions, is further described in Note 11.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $72 million in assets and $95 million in liabilities as of March 31, 2013, and $44 million in assets and $86 million of liabilities as of September 30, 2012. The consolidated VIEs revenues, expenses and operating income are not significant.

Income Taxes

We recognized discrete tax benefits of $12 million in the first six months ended March 31, 2013, principally reflecting the release of tax reserves with respect to certain effectively settled tax positions.

During the quarter and six months ended March 31, 2012, we recognized $66 million of discrete tax benefits upon determining that certain operating and capital loss carryforward benefits were more likely than not to be realized.

Deferred tax liabilities, net in our Consolidated Balance Sheets were $465 million as of March 31, 2013, compared to $5 million as of September 30, 2012, principally driven by retroactively reenacted legislation allowing for accelerated tax deductions on certain qualified film and television productions.

Discontinued Operations

Discontinued operations activity for the six months ended March 31, 2012 principally reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix, which we sold in December 2010. To the extent paid, the charge will generate a tax benefit of up to $135 million, which will be available to offset qualifying future cash taxes.

NOTE 10. REPORTING SEGMENTS

The following tables set forth our financial performance by reporting segment. Our reporting segments have been determined in accordance with our internal management structure. We manage our operations through two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films exhibition rights by Media Networks. The elimination of such intercompany transactions in the Consolidated Financial Statements is included within eliminations in the tables below.

Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and asset impairment, when applicable.

	Quarter Ended		Six Months Ended
Revenues by Segment	March 31,		March 31,
(in millions)	2013	2012	2013	2012

Media Networks	$2,233	$2,190	$4,627	$4,638
Filmed Entertainment	941	1,169	1,916	2,727
Eliminations	(39)	(28)	(94)	(82)

Total revenues	$3,135	$3,331	$6,449	$7,283

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Quarter Ended		Six Months Ended
Adjusted Operating Income (Loss)	March 31,		March 31,
(in millions)	2013	2012	2013	2012

Media Networks	$873	$893	$1,903	$2,022
Filmed Entertainment	65	115	(74)	84
Corporate expenses	(57)	(48)	(117)	(101)
Equity-based compensation	(29)	(28)	(60)	(57)
Eliminations	(5)	-	(8)	-

Operating income	847	932	1,644	1,948
Interest expense, net	(110)	(103)	(220)	(208)
Equity in net earnings of investee companies	16	5	40	15
Loss on extinguishment of debt	-	(21)	-	(21)
Other items, net	(6)	(1)	1	(5)

Earnings from continuing operations before provision for income taxes	$747	$812	$1,465	$1,729

Total Assets			March 31,	September 30,
(in millions)			2013	2012

Media Networks			$16,271	$16,401
Filmed Entertainment			5,408	5,251
Corporate/Eliminations			759	598

Total assets			$22,438	$22,250

	Quarter Ended		Six Months Ended
Revenues by Component	March 31,		March 31,
(in millions)	2013	2012	2013	2012

Advertising	$1,091	$1,073	$2,360	$2,427
Feature film	827	1,058	1,723	2,524
Affiliate fees	1,010	992	1,982	1,935
Ancillary	246	236	478	479
Eliminations	(39)	(28)	(94)	(82)

Total revenues	$3,135	$3,331	$6,449	$7,283

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2013 and 2012, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $8 million and $11 million, respectively.

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

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

	Quarter Ended		Six Months Ended
CBS Related Party Transactions	March 31,		March 31,
(in millions)	2013	2012	2013	2012

Consolidated Statements of Earnings
Revenues	$44	$54	$125	$144
Operating expenses	$60	$72	$158	$181

			March 31, 2013	September 30, 2012
Consolidated Balance Sheets
Accounts receivable			$7	$7
Other assets			1	1

Total due from CBS			$8	$8

Accounts payable			$1	$1
Participants’ share and residuals, current			134	143
Program rights obligations, current			107	110
Program rights obligations, noncurrent			119	169
Other liabilities			24	24

Total due to CBS			$385	$447

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other Related Party Transactions

In the ordinary course of business, we are involved in related party transactions with equity investees, principally related to investments in unconsolidated VIEs. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services for which the impact on our Consolidated Financial Statements is as follows:

	Quarter Ended		Six Months Ended
Other Related Party Transactions	March 31,		March 31,
(in millions)	2013	2012	2013	2012

Consolidated Statements of Earnings
Revenues	$62	$57	$98	$117
Operating expenses	$31	$35	$35	$53
Selling, general and administrative	$(4)	$(4)	$(8)	$(8)

			March 31, 2013	September 30, 2012
Consolidated Balance Sheets
Accounts receivable			$112	$114
Other assets			7	3

Total due from other related parties			$119	$117

Accounts payable			$6	$8
Other liabilities			22	17

Total due to other related parties			$28	$25

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

Significant components of management’s discussion and analysis of results of operations and financial condition include:

Overview. The overview section provides a summary of our business.

Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2013, compared to the quarter and six months ended March 31, 2012. In addition, we provide a discussion of items that affect the comparability of our results of operations.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, and our liquidity capacity and requirements.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the quarter and six months ended March 31, 2013 and 2012.

	Quarter Ended March 31,		Better/ (Worse)		Six Months Ended March 31,		Better/ (Worse)
(in millions, except per share amounts)	2013	2012	$	%	2013	2012	$	%

Revenues	$3,135	$3,331	$(196)	(6)%	$6,449	$7,283	$(834)	(11)%
Operating income	847	932	(85)	(9)	1,644	1,948	(304)	(16)
Net earnings from continuing operations attributable to Viacom	481	588	(107)	(18)	954	1,179	(225)	(19)
Adjusted net earnings from continuing operations attributable to Viacom	481	535	(54)	(10)	942	1,126	(184)	(16)
Diluted EPS from continuing operations	0.96	1.08	(0.12)	(11)	1.89	2.14	(0.25)	(12)
Adjusted diluted EPS from continuing operations	$0.96	$0.98	$(0.02)	(2)%	$1.87	$2.04	$(0.17)	(8)%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results. There were no adjustments to our results for the quarter ended March 31, 2013.

Revenues

Worldwide revenues decreased $196 million, or 6%, to $3.135 billion in the quarter ended March 31, 2013, driven by declines in Filmed Entertainment revenues of $228 million, partially offset by an increase in Media Networks revenues of $43 million. Filmed Entertainment revenues were driven primarily by lower home entertainment and theatrical revenues. Media Networks revenues primarily reflect higher advertising and affiliate fee revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Worldwide revenues decreased $834 million, or 11%, to $6.449 billion in the six months ended March 31, 2013, primarily from declines in Filmed Entertainment revenues of $811 million, driven by lower home entertainment and theatrical revenues. Media Networks revenues declined $11 million reflecting lower advertising revenues, partially offset by higher affiliate fee revenues.

Operating Income

Operating income decreased $85 million, or 9%, to $847 million in the quarter ended March 31, 2013. Filmed Entertainment adjusted operating income decreased $50 million, reflecting a lower contribution from theatrical releases compared to the prior year quarter, which included carryover revenue from Mission Impossible—Ghost Protocol, which was released in December 2011. Media Networks adjusted operating income decreased $20 million as the increase in revenues was more than offset by our continued investment in programming. Corporate expenses increased 19% in the quarter, primarily due to higher deferred compensation costs reflecting our increased stock price in the quarter.

Operating income decreased $304 million, or 16%, to $1.644 billion in the six months ended March 31, 2013. Filmed Entertainment generated an adjusted operating loss of $74 million in the six months ended March 31, 2013, compared to adjusted operating income of $84 million in the prior year period, driven by the number, timing and mix of our theatrical and home entertainment releases. Media Networks adjusted operating income decreased $119 million, principally reflecting our continued investment in programming. Corporate expenses increased 16% in the six months, primarily due to higher professional fees.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Our effective income tax rate was 34.5% in the quarter and six months ended March 31, 2013 and 2012, excluding the impact of discrete tax items.

Adjusted net earnings from continuing operations attributable to Viacom decreased $54 million, or 10%, and $184 million, or 16%, in the quarter and six months ended March 31, 2013, respectively, principally due to the decrease in operating income described above. Including the impact of discrete taxes in both years and the loss on the extinguishment of debt in the prior year, net earnings from continuing operations attributable to Viacom decreased $107 million, or 18%, and $225 million, or 19%, in the quarter and six months ended March 31, 2013, respectively.

Adjusted diluted EPS from continuing operations decreased $0.02 per diluted share to $0.96 in the quarter and $0.17 per diluted share to $1.87 in the six months ended March 31, 2013, reflecting the decrease in adjusted net earnings from continuing operations, partially offset by fewer outstanding shares. Including the impact of discrete taxes in both years and the loss on the extinguishment of debt in the prior year, diluted EPS from continuing operations decreased $0.12 per diluted share to $0.96 and $0.25 per diluted share to $1.89 in the quarter and six months ended March 31, 2013, respectively.

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

(continued)

Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2013	2012	$	%	2013	2012	$	%

Revenues by Component
Advertising	$1,091	$1,073	$18	2%	$2,360	$2,427	$(67)	(3)%
Affiliate fees	1,010	992	18	2	1,982	1,935	47	2
Ancillary	132	125	7	6	285	276	9	3%

Total revenues by component	$2,233	$2,190	$43	2%	$4,627	$4,638	$(11)	-

Expenses
Operating	$824	$768	$(56)	(7)%	$1,657	$1,550	$(107)	(7)%
Selling, general and administrative	498	493	(5)	(1)	995	991	(4)	-
Depreciation and amortization	38	36	(2)	(6)	72	75	3	4

Total expenses	$1,360	$1,297	$(63)	(5)%	$2,724	$2,616	$(108)	(4)

Adjusted Operating Income	$873	$893	$(20)	(2)%	$1,903	$2,022	$(119)	(6)%

Revenues

Worldwide revenues increased $43 million, or 2%, to $2.233 billion in the quarter ended March 31, 2013 driven primarily by an increase in advertising and affiliate fee revenues, and decreased $11 million to $4.627 billion in the six months ended March 31, 2013, driven by lower advertising revenues, partially offset by higher affiliate fee revenue. Domestic revenues were $1.914 billion in the quarter, an increase of $55 million, or 3% and $3.924 billion in the six months ended March 31, 2013, an increase of $22 million, or 1%. International revenues were $319 million in the quarter, a decrease of $12 million, or 4% and $703 million in the six months ended March 31, 2013, a decrease of $33 million, or 4%. Foreign exchange had a 1-percentage point unfavorable impact on international revenues in the quarter ended March 31, 2013.

Advertising

Worldwide advertising revenues increased $18 million, or 2%, to $1.091 billion in the quarter ended March 31, 2013. Domestic advertising revenues increased 2% driven by ratings delivery at certain networks. International advertising revenues increased 1%. Foreign exchange had a 1-percentage point unfavorable impact on international revenues.

Worldwide advertising revenues decreased $67 million, or 3%, to $2.360 billion in the six months ended March 31, 2013. Domestic advertising revenues decreased 2% principally due to a decline in average unit pricing driven by the effect of lower ratings over the six month period. International advertising revenues decreased 6% as a result of lower revenue from certain production and promotional events. Foreign exchange also had a 1-percentage point unfavorable impact on international revenues.

Affiliate Fees

Worldwide affiliate fee revenues increased $18 million, or 2%, to $1.010 billion in the quarter, and $47 million, or 2%, to $1.982 billion in the six months ended March 31, 2013. Domestic affiliate revenues increased 3% in each of the quarter and six months ended March 31, 2013, respectively. Both domestic and worldwide growth were partially offset by lower revenues from digital distribution arrangements due to the timing of available programming compared with the prior year periods. Excluding the impact of digital distribution arrangements, the domestic affiliate revenue growth rate was in the low-double digits in both periods, principally reflecting rate increases. International affiliate revenues decreased 4% and 2% in the quarter and six months ended March 31, 2013, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international revenues in both the quarter and six months ended March 31, 2013.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Ancillary revenues increased $7 million, or 6%, to $132 million in the quarter, and $9 million, or 3%, to $285 million in the six months ended March 31, 2013.

Expenses

Total expenses increased $63 million, or 5%, to $1.360 billion and $108 million, or 4%, to $2.724 billion in the quarter and six months ended March 31, 2013, respectively, driven by higher operating expenses.

Operating

Operating expenses increased $56 million, or 7%, to $824 million in the quarter, and $107 million, or 7%, to $1.657 billion in the six months ended March 31, 2013. Due to our continuing investment in original content, programming costs increased $55 million, or 8%, in the quarter, and $113 million, or 8%, in the six months. Distribution and other expenses increased $1 million, or 1%, in the quarter, and decreased $6 million, or 3%, in the six months ended March 31, 2013.

Selling, General and Administrative

SG&A expenses increased $5 million, or 1%, to $498 million in the quarter, and $4 million to $995 million in the six months ended March 31, 2013.

Depreciation and Amortization

Depreciation and amortization increased $2 million, or 6%, and decreased $3 million, or 4%, to $38 million and $72 million in the quarter and six months ended March 31, 2013, respectively.

Adjusted Operating Income

Adjusted operating income decreased $20 million, or 2%, to $873 million and $119 million, or 6%, to $1.903 billion in the quarter and six months ended March 31, 2013, respectively, principally reflecting the timing of available programming under digital distribution arrangements and our continued investment in programming.

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2013	2012	$	%	2013	2012	$	%

Revenues by Component
Theatrical	$276	$326	$(50)	(15)%	$604	$896	$(292)	(33)%
Home entertainment	256	415	(159)	(38)	597	1,013	(416)	(41)
Television license fees	295	317	(22)	(7)	522	615	(93)	(15)
Ancillary	114	111	3	3	193	203	(10)	(5)

Total revenues by component	$941	$1,169	$(228)	(20)%	$1,916	$2,727	$(811)	(30)%

Expenses
Operating	$749	$905	$156	17%	$1,731	$2,362	$631	27%
Selling, general & administrative	106	127	21	17	216	237	21	9
Depreciation & amortization	21	22	1	5	43	44	1	2

Total expenses	$876	$1,054	$178	17	$1,990	$2,643	$653	25%

Adjusted Operating Income/(Loss)	$65	$115	$(50)	(43)%	$(74)	$84	$(158)	NM

NM — Not Meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Worldwide revenues decreased $228 million, or 20%, to $941 million, and $811 million, or 30%, to $1.916 billion in the quarter and six months ended March 31, 2013, respectively. Domestic revenues were $430 million, a decrease of 23%, and $873 million, a decrease of 29%, and international revenues were $511 million, a decrease of 17%, and $1.043 billion, a decrease of 30%, in the quarter and six months ended March 31, 2013, respectively.

Theatrical

Worldwide theatrical revenues decreased $50 million, or 15%, to $276 million in the quarter ended March 31, 2013, principally reflecting lower carryover revenues from prior periods of $154 million driven by the release of Mission Impossible—Ghost Protocol in December 2011 and the performance of DreamWorks Animation’s Puss in Boots. Revenues from current quarter releases Hansel and Gretel: Witch Hunters and G.I. Joe: Retaliation were $104 million higher than revenues from The Devil Inside and A Thousand Words released in the prior year quarter. Domestic and international theatrical revenues decreased 23% and 12%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international revenues.

Worldwide theatrical revenues decreased $292 million, or 33%, to $604 million in the six months ended March 31, 2013. Revenues from our current releases were $330 million lower than the prior year, principally reflecting the difficult comparison against the prior year release of Mission Impossible—Ghost Protocol as well as lower performance from DreamWorks Animation’s Rise of the Guardians this year compared to last year’s Puss in Boots. In the current year, we released ten films, including Rise of the Guardians, Jack Reacher, Flight, Hansel and Gretel: Witch Hunters, Paranormal Activity 4 and G.I. Joe: Retaliation compared to eleven films in the prior year. The decline in revenues from our current releases was partially offset by higher carryover revenues from prior periods of $38 million, principally attributable to the prior period release of DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted. Domestic theatrical revenues decreased 35% and international revenues decreased 31%.

Home Entertainment

Worldwide home entertainment revenues decreased $159 million, or 38%, to $256 million in the quarter ended March 31, 2013. Revenues from our current quarter releases were $79 million lower than the prior year quarter due to the number and mix of titles released. During the quarter, we released five titles, including Rise of the Guardians, Flight and Paranormal Activity 4, while in the prior year quarter, we released seven titles, including DreamWorks Animation’s Puss in Boots, The Adventures of Tintin and Hugo. The decline in revenues also reflects lower carryover and catalog revenues of $80 million resulting from the number of titles released. Domestic and international home entertainment revenues decreased 40% and 35%, respectively.

Worldwide home entertainment revenues decreased $416 million, or 41%, to $597 million in the six months ended March 31, 2013. Revenues from our current releases were $245 million lower than the prior year due to the number and mix of titles released. In the current year, we released six titles including Madagascar 3: Europe’s Most Wanted, Rise of the Guardians, Flight and Paranormal Activity 4. In the prior period, we released eleven titles, including Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Kung Fu Panda 2 and Puss in Boots, and Super 8. The decline in revenues also reflects lower carryover revenues of $171 million principally attributable to the prior period release of Transformers: Dark of the Moon and lower catalog sales. Domestic home entertainment revenues decreased 40% and international revenues decreased 43%.

Television License Fees

Television license fees decreased $22 million, or 7%, to $295 million, and $93 million, or 15%, to $522 million, in the quarter and six months ended March 31, 2013, respectively, driven by the number and mix of available titles.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Ancillary

Ancillary revenues increased $3 million, or 3%, to $114 million in the quarter ended March 31, 2013. In the six months ended March 31, 2013, ancillary revenues decreased $10 million, or 5%, to $193 million driven by lower merchandising revenues reflecting Transformers: Dark of the Moon merchandise sales in the prior year.

Expenses

Total expenses decreased $178 million, or 17%, to $876 million, and $653 million, or 25%, to $1.990 billion in the quarter and six months ended March 31, 2013, respectively, principally driven by a decrease in operating expenses.

Operating

Operating expenses decreased $156 million, or 17%, to $749 million, and $631 million, or 27%, to $1.731 billion in the quarter and six months ended March 31, 2013, respectively, principally due to the number and mix of our theatrical and home entertainment releases. Film costs decreased $135 million, or 26%, and $367 million, or 32%, in the quarter and six months ended March 31, 2013, respectively. Distribution and other costs, principally print and advertising expenses, decreased $21 million, or 5%, and $264 million, or 22%, in the quarter and six months ended March 31, 2013, respectively.

Selling, General and Administrative

SG&A expenses decreased $21 million, or 17%, to $106 million, and $21 million, or 9%, to $216 million in the quarter and six months ended March 31, 2013, respectively, primarily driven by lower accrued incentive compensation and overhead costs.

Adjusted Operating Income (Loss)

Adjusted operating income decreased $50 million, or 43%, to $65 million in the quarter ended March 31, 2013, principally reflecting lower contribution from our theatrical releases, partially offset by SG&A cost savings. Adjusted operating loss was $74 million in the six months ended March 31, 2013 compared to adjusted operating income of $84 million in the prior year. The loss in the six months compared to income in the prior year period reflects the number, timing and overall performance of our current year theatrical and home entertainment releases, as well as less carryover revenues from prior period releases. The generation of an operating loss is driven by the recognition of print and advertising expenses associated with theatrical releases in the period while revenues for the respective films are recognized as earned.

Factors Affecting Comparability

The Consolidated Financial Statements as of and for the quarter and six months ended March 31, 2013 and 2012 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for certain of the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables reconcile our adjusted measures to our reported results for the six months ended March 31, 2013 and the quarter and six months ended March 31, 2012. There were no adjustments to our results for the quarter ended March 31, 2013.

(in millions, except per share amounts)
	Six Months Ended March 31, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$1,644	$1,465	$954	$1.89
Factors Affecting Comparability:
Discrete tax benefits	-	-	(12)	(0.02)

Adjusted results	$1,644	$1,465	$942	$1.87

	Quarter Ended March 31, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$932	$812	$588	$1.08
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(66)	(0.12)

Adjusted results	$932	$833	$535	$0.98

	Six Months Ended March 31, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations(1)	Net Earnings from Continuing Operations Attributable to Viacom(2)	Diluted EPS from Continuing Operations
Reported results	$1,948	$1,729	$1,179	$2.14
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(66)	(0.12)

Adjusted results	$1,948	$1,750	$1,126	$2.04

(1)	Pre-tax earnings from continuing operations represent earnings before provision for income taxes.
(2)	The tax impact has been calculated using the rates applicable to the adjustments presented.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Extinguishment of Debt

During the quarter ended March 31, 2012, we redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Note, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.

Discrete Tax Items

Our effective income tax rate was 34.5%, excluding the impact of discrete tax items, in the quarter and six months ended March 31, 2013 and 2012.

In the six months ended March 31, 2013, discrete tax benefits of $12 million contributed 0.8 percentage points of tax benefit, which reconciles to the reported effective tax rate of 33.7%. These tax benefits principally reflect the release of tax reserves with respect to certain effectively settled tax positions.

Discrete tax benefits of $66 million, taken together with the effective income tax rate impact of the loss on extinguishment of debt, contributed 8.3 and 3.9 percentage points of tax benefit in the quarter and six months ended March 31, 2012, respectively, which reconciles to our reported effective tax rates of 26.2% and 30.6% for the respective periods. These discrete tax benefits were recognized upon determining that certain operating and capital loss carryforward benefits were more likely than not to be realized.

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

Cash Flows

Cash and cash equivalents increased by $412 million in the six months ended March 31, 2013.

Operating Activities

Cash provided by operations was $1.293 billion for the six months ended March 31, 2013, a decrease of $211 million compared with the same period in 2012. The decrease principally reflects lower operating results in the current year.

Investing Activities

Cash used in investing activities was $55 million and $80 million for the six months ended March 31, 2013 and 2012, respectively, principally driven by the level of acquisition and investment activity in the respective periods.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Financing Activities

Cash used in financing activities was $794 million for the six months ended March 31, 2013, compared with $1.301 billion in the same period in 2012. Net cash used in the period was primarily driven by the settlement of share repurchases of $1.398 billion and two dividend payments totaling $277 million, partially offset by net proceeds of $784 million from the issuance of senior notes and debentures with an aggregate face value of $800 million.

Net cash used in the prior year was primarily driven by the settlement of share repurchases of $1.404 billion and dividend payments of $278 million, partially offset by the net impact of our issuance of $1.750 billion of senior notes and debentures and debt repayments.

During the six months ended March 31, 2013, we repurchased 25.0 million shares. From April 1, 2013 through April 30, 2013, we repurchased an additional 2.6 million shares for an aggregate purchase price of $170 million. As of April 30, 2013, we had $3.130 billion remaining in our $10.0 billion stock repurchase program. The remaining share repurchases under the program are expected to be funded through a combination of cash generated by operations, borrowings under our credit facility and external financing, as deemed appropriate.

Capital Resources

Capital Structure and Debt

At March 31, 2013, total debt was $8.933 billion, an increase of $784 million from $8.149 billion at September 30, 2012. During the six months ended March 31, 2013, we issued a total of $1.996 billion of senior notes and debentures. We intend to use the net proceeds from the issuances for general corporate purposes, including the repurchase of shares under our stock repurchase program. These transactions are detailed below.

In November 2012, we issued 4.375% Senior Debentures due March 2043 (the “2043 Debentures”) with an aggregate principal amount of $250 million at a price equal to 97.755% of the principal amount. The proceeds, net of the discount and other issuance fees and expenses, were $242 million. In December 2012, we issued an additional $1.196 billion of 2043 Debentures in exchange for a portion of our outstanding 6.875% Senior Debentures due 2036 and 6.750% Senior Debentures due 2037 totaling $844 million. There was no gain or loss recognized as a result of the exchange.

In March 2013, we issued 3.250% Senior Notes due March 2023 with an aggregate principal amount of $300 million at a price equal to 99.148% of the principal amount, and 4.875% Senior Debentures due June 2043 with an aggregate principal amount of $250 million at a price equal to 99.474% of the principal amount. The proceeds, net of the discount and other issuance fees and expenses, were $542 million.

Credit Facility

During the first quarter of our 2013 fiscal year, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at March 31, 2013. Our two 364-day credit facilities with an aggregate amount of $600 million were terminated during the same quarter.

At March 31, 2013, there were no amounts outstanding under our credit facility.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Commitments and Contingencies

Legal Matters

Litigation is inherently uncertain and difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described herein and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of continuing operations, financial position or operating cash flows. For additional information, see Note 7 to the Consolidated Financial Statements.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments and their effect in our markets and on consumer behavior; competition for audiences and distribution; the impact of piracy; economic conditions generally, and in advertising and retail markets in particular; fluctuations in our results due to the timing, mix and availability of our motion pictures and other programming; changes in the Federal communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2012 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

As disclosed in the 2012 Form 10-K, we continued our global business transformation initiative to integrate and upgrade our systems and processes, which in turn resulted in changes in internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended March 31, 2013 under our stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(millions)

Month ended January 31, 2013	2,943	$ 57.76	$ 3,830
Month ended February 28, 2013	4,337	$ 59.14	$ 3,573
Month ended March 31, 2013	4,444	$ 61.54	$ 3,300

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1	Fifteenth Supplemental Indenture, dated as of March 14, 2013, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2013) (Filed No. 001-32686).

10.1	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed March 27, 2013) (File No. 001-32686).

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: May 1, 2013	By:	/S/ WADE DAVIS

Wade Davis
Executive Vice President, Chief Financial Officer

Date: May 1, 2013	By:	/S/ KATHERINE GILL-CHAREST

Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)