Form 10-Q
period 2013-06-30
Viacom Inc.
filed 2013-08-02
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2013
Class A common stock, par value $0.001 per share	51,151,558
Class B common stock, par value $0.001 per share	425,777,936

VIACOM INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012

Revenues	$3,693	$3,241	$10,142	$10,524
Expenses:
Operating	1,845	1,599	5,147	5,429
Selling, general and administrative	705	682	2,091	2,066
Depreciation and amortization	58	57	175	178

Total expenses	2,608	2,338	7,413	7,673

Operating income	1,085	903	2,729	2,851
Interest expense, net	(114)	(104)	(334)	(312)
Equity in net earnings of investee companies	6	10	46	25
Loss on extinguishment of debt	-	-	-	(21)
Other items, net	(2)	(7)	(1)	(12)

Earnings from continuing operations before provision for income taxes	975	802	2,440	2,531
Provision for income taxes	(309)	(266)	(803)	(795)

Net earnings from continuing operations	666	536	1,637	1,736
Discontinued operations, net of tax	(4)	11	(10)	(371)

Net earnings (Viacom and noncontrolling interests)	662	547	1,627	1,365
Net earnings attributable to noncontrolling interests	(19)	(13)	(36)	(34)

Net earnings attributable to Viacom	$643	$534	$1,591	$1,331

Amounts attributable to Viacom:
Net earnings from continuing operations	$647	$523	$1,601	$1,702
Discontinued operations, net of tax	(4)	11	(10)	(371)

Net earnings attributable to Viacom	$643	$534	$1,591	$1,331

Basic earnings per share attributable to Viacom:
Continuing operations	$1.34	$1.00	$3.25	$3.17
Discontinued operations	(0.01)	0.02	(0.02)	(0.69)

Net earnings	$1.33	$1.02	$3.23	$2.48

Diluted earnings per share attributable to Viacom:
Continuing operations	$1.32	$0.99	$3.20	$3.13
Discontinued operations	(0.01)	0.02	(0.02)	(0.68)

Net earnings	$1.31	$1.01	$3.18	$2.45

Weighted average number of common shares outstanding:
Basic	482.6	523.7	492.1	537.3
Diluted	491.9	530.4	500.5	544.1

Dividends declared per share of Class A and Class B common stock	$0.30	$0.275	$0.85	$0.775

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net earnings (Viacom and noncontrolling interests)	$662	$547	$1,627	$1,365

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24	(44)	(40)	(82)
Defined benefit pension plans	1	3	17	8
Cash flow hedges	1	-	7	5
Available for sale securities	-	2	3	1

Other comprehensive income (loss) (Viacom and noncontrolling interests)	26	(39)	(13)	(68)

Comprehensive income	688	508	1,614	1,297
Less: Comprehensive income attributable to noncontrolling interests	20	13	35	34

Comprehensive income attributable to Viacom	$668	$495	$1,579	$1,263

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except par value)	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,144	$848
Receivables, net	2,904	2,533
Inventory, net	794	832
Deferred tax assets, net	46	68
Prepaid and other assets	520	572

Total current assets	5,408	4,853
Property and equipment, net	1,013	1,068
Inventory, net	3,921	4,205
Goodwill	11,061	11,045
Intangibles, net	293	328
Other assets	768	751

Total assets	$22,464	$22,250

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$229	$255
Accrued expenses	951	943
Participants’ share and residuals	1,047	989
Program rights obligations	554	569
Deferred revenue	241	230
Current portion of debt	20	18
Other liabilities	727	826

Total current liabilities	3,769	3,830
Noncurrent portion of debt	8,893	8,131
Participants’ share and residuals	423	533
Program rights obligations	476	642
Deferred tax liabilities, net	502	5
Other liabilities	1,416	1,491
Redeemable noncontrolling interest	173	179

Commitments and contingencies (Note 7)

Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.1 and 51.1 outstanding, respectively	-	-
Class B common stock, par value $0.001, 5,000.0 authorized; 427.1 and 455.9 outstanding, respectively	-	1
Additional paid-in capital	9,229	8,916
Treasury stock, 302.6 and 267.1 common shares held in treasury, respectively	(13,125)	(11,025)
Retained earnings	10,986	9,820
Accumulated other comprehensive loss	(276)	(264)

Total Viacom stockholders’ equity	6,814	7,448

Noncontrolling interests	(2)	(9)

Total equity	6,812	7,439

Total liabilities and equity	$22,464	$22,250

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in millions)	2013	2012

OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,627	$1,365
Discontinued operations, net of tax	10	371

Net earnings from continuing operations	1,637	1,736
Reconciling items:
Depreciation and amortization	175	178
Feature film and program amortization	3,164	3,270
Equity-based compensation	95	92
Equity in net income and distributions from investee companies	(11)	(19)
Deferred income taxes	513	(205)
Operating assets and liabilities, net of acquisitions:
Receivables	(302)	228
Inventory, program rights and participations	(3,059)	(3,542)
Accounts payable and other current liabilities	(74)	(99)
Other, net	(103)	103
Discontinued operations, net	(3)	(6)

Cash provided by operations	2,032	1,736

INVESTING ACTIVITIES
Acquisitions and investments	11	(19)
Capital expenditures	(97)	(109)
Discontinued operations, net	-	(84)

Net cash flow used in investing activities	(86)	(212)

FINANCING ACTIVITIES
Borrowings	784	2,116
Debt repayments	-	(892)
Commercial paper	-	(423)
Purchase of treasury stock	(2,094)	(2,112)
Dividends paid	(411)	(411)
Excess tax benefits on equity-based compensation awards	39	35
Exercise of stock options	230	81
Other, net	(165)	(144)

Net cash flow used in financing activities	(1,617)	(1,750)

Effect of exchange rate changes on cash and cash equivalents	(33)	(21)

Net change in cash and cash equivalents	296	(247)
Cash and cash equivalents at beginning of period	848	1,021

Cash and cash equivalents at end of period	$1,144	$774

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

The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012

Weighted average number of common shares outstanding, basic	482.6	523.7	492.1	537.3
Dilutive effect of equity awards	9.3	6.7	8.4	6.8

Weighted average number of common shares outstanding, diluted	491.9	530.4	500.5	544.1

Anti-dilutive common shares	3.2	12.8	3.5	13.3

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 3. INVENTORY

Inventory (in millions)	June 30, 2013	September 30, 2012

Film inventory:
Released, net of amortization	$765	$612
Completed, not yet released	-	108
In process and other	478	706

Total film inventory, net of amortization	1,243	1,426

Original programming:
Released, net of amortization	1,370	1,414
In process and other	585	506

Total original programming, net of amortization	1,955	1,920

Acquired program rights, net of amortization	1,383	1,557
Merchandise and other inventory, net of allowance of $76 and $74	134	134

Total inventory, net	4,715	5,037
Less current portion	(794)	(832)

Total inventory-noncurrent, net	$3,921	$4,205

NOTE 4. DEBT

Our total debt consists of the following:

Debt (in millions)	June 30, 2013	September 30, 2012

Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$599	$598
Senior notes due February 2015, 1.250%	599	599
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	916	916
Senior notes due December 2016, 2.500%	398	398
Senior notes due April 2017, 3.500%	497	497
Senior notes due October 2017, 6.125%	498	498
Senior notes due September 2019, 5.625%	553	553
Senior notes due March 2021, 4.500%	494	493
Senior notes due December 2021, 3.875%	592	591
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	-
Senior debentures due April 2036, 6.875%	1,072	1,736
Senior debentures due October 2037, 6.750%	76	249
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,084	-
Senior debentures due June 2043, 4.875%	249	-
Capital lease and other obligations	197	230

Total debt	8,913	8,149
Less current portion	(20)	(18)

Total noncurrent portion of debt	$8,893	$8,131

Senior Notes and Debentures

During the nine months ended June 30, 2013, we issued a total of $1.996 billion of senior notes and debentures.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In March 2013, we issued 3.250% Senior Notes due March 2023 with an aggregate principal amount of $300 million at a price equal to 99.148% of the principal amount, and 4.875% Senior Debentures due June 2043 with an aggregate principal amount of $250 million at a price equal to 99.474% of the principal amount. The proceeds, net of discount and other issuance fees and expenses, were $542 million.

At June 30, 2013, the total unamortized net discount related to the senior notes and debentures was $404 million. The fair value of our senior notes and debentures was approximately $9.375 billion at June 30, 2013. The valuation of our publicly traded debt is based on quoted prices in active markets.

Credit Facility

During the first quarter of our 2013 fiscal year, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at June 30, 2013. Our two 364-day credit facilities with an aggregate amount of $600 million were terminated during the same quarter.

There were no amounts outstanding under our credit facility as of June 30, 2013.

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

Net Periodic Benefit Costs (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Service cost	$-	$8	$8	$24
Interest cost	10	12	31	36
Expected return on plan assets	(11)	(10)	(33)	(28)
Recognized actuarial loss	2	5	7	14
Prior service cost	-	-	1	-

Net periodic benefit costs	$1	$15	$14	$46

NOTE 6. FAIR VALUE MEASUREMENTS

At June 30, 2013, we had recurring financial assets and liabilities reflected in the financial statements at fair value consisting of marketable securities and derivatives. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. Fair value for derivatives is determined utilizing a market-based approach.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes our financial assets and liabilities as of June 30, 2013 and September 30, 2012:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3

June 30, 2013
Marketable securities	$87	$87	$-	$-
Derivatives	-	-	-	-

Total	$87	$87	$-	$-

September 30, 2012
Marketable securities	$84	$84	$-	$-
Derivatives	(1)	-	(1)	-

Total	$83	$84	$(1)	$-

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

Contingencies

We have certain indemnification obligations with respect to leases associated with the previously discontinued operations of Famous Players and Blockbuster Inc. In addition, Viacom has certain indemnities provided by the acquirer of Famous Players. At June 30, 2013, these lease commitments, substantially all of which relate to Famous Players, amounted to approximately $500 million. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $196 million with respect to such obligations. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. On April 18, 2013, the District Court granted Google’s renewed motion for summary judgment. We have appealed the District Court’s decision, and the court has set a briefing schedule.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. On December 19, 2011, the resolution accountants in the private dispute resolution process issued their determination, finding that we owe an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. We recorded a reserve of $383 million in the quarter ended December 31, 2011, which is reflected in Other liabilities – current on the Consolidated Balance Sheets, and paid $84 million of this amount in the quarter ended June 30, 2012, plus accrued interest of $3 million. At June 30, 2013, the amount of the reserve was $325 million, including accrued post-judgment interest.

On December 27, 2011, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them. In responsive pleadings and motions, the shareholder representative has sought confirmation of the determination of the resolution accountants and has opposed our efforts to vacate that determination. Our motion to vacate the resolution accountants’ decision based on the resolution accountants’ determination not to consider the impact of inventory write-downs on the 2008 earn-out calculation was denied by the Delaware Chancery Court on August 9, 2012. The Court held that (i) the resolution accountants had the authority to, and did, determine what issues were and were not properly before them; (ii) there was no reason to vacate the determination under the applicable standards of the Federal Arbitration Act; and (iii) in any event, the resolution accountants made the correct decision in refusing to consider the impact of inventory write-downs on the 2008 earn-out calculation. On September 17, 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On September 21, 2012, the Chancery Court entered an order staying payment of the judgment pending the appeal. On July 16, 2013, the Delaware Supreme Court affirmed the decision of the Chancery Court, and we plan to pay the amount due of approximately $327 million, which includes interest and is fully reserved.

Approximately $13 million is being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. We believe we are entitled to all the funds being held in escrow and that we are also entitled to reduce the earn-out payment to the extent the amount we are entitled to recover under the former shareholders’ indemnification obligations exceeds the amount held in escrow. In December 2010, the shareholder representative filed a lawsuit in the Court of Chancery for the State of Delaware seeking the release of the funds being held in escrow. The lawsuit also asserted certain other claims. In May 2011, we filed a motion to dismiss the portion of the shareholder representative’s amended complaint that related to the other claims as meritless, and in November 2011, the court dismissed those claims. On December 12, 2012, the Delaware Chancery Court granted the shareholder representative’s motion for summary judgment on our indemnification claims. Each party has appealed the adverse judgment against it to the Delaware Supreme Court. Oral argument occurred on July 10, 2013, and we are awaiting a decision.

In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any overpayment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. The claim was dismissed on motion on July 16, 2013 and the court has closed the case.

On February 26, 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, and Cablevision itself has advocated for the legality of such arrangements as a party in a recent federal case. We believe the lawsuit is without merit and filed a motion to dismiss on May 8, 2013. On July 12, 2013, Cablevision filed an amended complaint, and Viacom has until August 23, 2013 to answer or move to dismiss that complaint. In the meantime, discovery in the action has been stayed.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Motion Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in state court in Los Angeles against Paramount and DW Studios alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unfair competition in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012 claiming that revenues received by Viacom and National Amusements, Inc. (“NAI”) as part of certain transactions were misapplied to their detriment. Paramount and DW Studios denied these allegations. In early January 2013, the parties settled the dispute. In connection with the settlement, Paramount re-acquired all of the Melrose 2 investors’ remaining interests in the film slate.

NOTE 8. STOCKHOLDERS’ EQUITY

Components of Stockholders’ Equity

The components of stockholders’ equity are as follows:

	As of June 30, 2013			As of June 30, 2012
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at beginning of year	$7,448	$(9)	$7,439	$8,644	$(11)	$8,633
Net earnings	1,591	36	1,627	1,331	34	1,365
Other comprehensive income (loss)(1)	(12)	(1)	(13)	(68)	-	(68)
Noncontrolling interests	(2)	(28)	(30)	5	(28)	(23)
Dividends declared	(423)	-	(423)	(418)	-	(418)
Purchase of treasury stock	(2,100)	-	(2,100)	(2,100)	-	(2,100)
Equity-based compensation and other	312	-	312	84	-	84

Balance at end of year	$6,814	$(2)	$6,812	$7,478	$(5)	$7,473

(1)	The components of other comprehensive income (loss) are recorded net of a tax provision of $9 million and $10 million for the nine months ended June 30, 2013 and 2012, respectively.

Stock Repurchase Program

On August 1, 2013, we increased the size of our Class B common stock repurchase program from $10.0 billion to $20.0 billion, leaving $12.4 billion of remaining capacity.

Equity Awards

During the quarter ended June 30, 2013, we granted 2.4 million stock options and 0.8 million restricted share units with a grant date fair value of $13.02 and $69.56 per share, respectively.

NOTE 9. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

	Nine Months Ended
Supplemental Cash Flow Information	June 30,
(in millions)	2013	2012

Cash paid for interest	$351	$345
Cash paid for income taxes	$174	$593

Cash paid for income taxes in the nine months ended June 30, 2013 reflects the benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions. Also as a result of this legislation, deferred tax liabilities, net in our Consolidated Balance Sheets were $502 million as of June 30, 2013, compared to $5 million as of September 30, 2012. Cash paid for income taxes in the nine month period of 2012 is net of approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Nine Months Ended
Redeemable Noncontrolling Interest	June 30,
(in millions)	2013	2012

Beginning balance	$179	$152
Net earnings	11	13
Distributions	(13)	(15)
Translation adjustment	(6)	-
Redemption value adjustment	2	(5)

Ending balance	$173	$145

Accounts Receivable

At June 30, 2013, there were $405 million of noncurrent trade receivables, primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

Investments in Variable Interest Entities

At June 30, 2013 and September 30, 2012, our aggregate investment carrying value in unconsolidated variable interest entities (“VIEs”) was $156 million and $143 million, respectively. See Note 11 for further information regarding the impact of related party transactions with our unconsolidated VIEs on our Consolidated Financial Statements.

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $76 million in assets and $56 million in liabilities as of June 30, 2013, and $44 million in assets and $86 million of liabilities as of September 30, 2012. The consolidated VIEs revenues, expenses and operating income are not significant.

Income Taxes

We recognized discrete tax benefits of $12 million and $24 million in the quarter and nine months ended June 30, 2013, principally reflecting the release of tax reserves with respect to certain effectively settled tax positions.

During the quarter and nine months ended June 30, 2012, we recognized $11 million and $77 million of discrete tax benefits, respectively. The benefits recognized in the quarter principally reflect the release of tax reserves with respect to certain effectively settled tax positions. The benefits earlier in fiscal 2012 were recognized upon determining that certain operating and capital loss carryforward benefits were more likely than not to be realized.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and asset impairment, when applicable.

	Quarter Ended		Nine Months Ended
Revenues by Segment	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Media Networks	$2,569	$2,266	$7,196	$6,904
Filmed Entertainment	1,158	1,006	3,074	3,733
Eliminations	(34)	(31)	(128)	(113)

Total revenues	$3,693	$3,241	$10,142	$10,524

	Quarter Ended		Nine Months Ended
Adjusted Operating Income (Loss)	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Media Networks	$1,158	$934	$3,061	$2,956
Filmed Entertainment	17	46	(57)	130
Corporate expenses	(54)	(43)	(171)	(144)
Equity-based compensation	(35)	(35)	(95)	(92)
Eliminations	(1)	1	(9)	1

Operating income	1,085	903	2,729	2,851
Interest expense, net	(114)	(104)	(334)	(312)
Equity in net earnings of investee companies	6	10	46	25
Loss on extinguishment of debt	-	-	-	(21)
Other items, net	(2)	(7)	(1)	(12)

Earnings from continuing operations before provision for income taxes	$975	$802	$2,440	$2,531

Total Assets	June 30,	September 30,
(in millions)	2013	2012

Media Networks	$16,580	$16,401
Filmed Entertainment	5,545	5,251
Corporate/Eliminations	339	598

Total assets	$22,464	$22,250

	Quarter Ended		Nine Months Ended
Revenues by Component	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Advertising	$1,220	$1,166	$3,580	$3,593
Feature film	1,037	902	2,760	3,426
Affiliate fees	1,230	976	3,212	2,911
Ancillary	240	228	718	707
Eliminations	(34)	(31)	(128)	(113)

Total revenues	$3,693	$3,241	$10,142	$10,524

NOTE 11. RELATED PARTY TRANSACTIONS

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2013 and 2012, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $15 million and $16 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by Viacom. Transactions with CBS are settled in cash.

Paramount earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable prior to any participation payments to CBS. In April 2013, Paramount and CBS extended the term of the agreement. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.

The Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.

Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

	Quarter Ended		Nine Months Ended
CBS Related Party Transactions	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Consolidated Statements of Earnings
Revenues	$66	$52	$191	$196
Operating expenses	$90	$71	$248	$252

			June 30, 2013	September 30, 2012
Consolidated Balance Sheets
Accounts receivable			$3	$7
Other assets			1	1

Total due from CBS			$4	$8

Accounts payable			$2	$1
Participants’ share and residuals, current			116	143
Program rights obligations, current			101	110
Program rights obligations, noncurrent			94	169
Other liabilities			20	24

Total due to CBS			$333	$447

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Quarter Ended		Nine Months Ended
Other Related Party Transactions	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Consolidated Statements of Earnings
Revenues	$19	$60	$117	$177
Operating expenses	$2	$22	$37	$75
Selling, general and administrative	$(5)	$(4)	$(13)	$(12)

			June 30, 2013	September 30, 2012
Consolidated Balance Sheets
Accounts receivable			$89	$114
Other assets			7	3

Total due from other related parties			$96	$117

Accounts payable			$4	$8
Other liabilities			24	17

Total due to other related parties			$28	$25

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

Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2013, compared to the quarter and nine months ended June 30, 2012. In addition, we provide a discussion of items that affect the comparability of our results of operations.

Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, and our liquidity capacity and requirements.

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

(continued)

RESULTS OF OPERATIONS

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the quarter and nine months ended June 30, 2013 and 2012.

	Quarter Ended June 30,		Better/ (Worse)		Nine Months Ended June 30,		Better/ (Worse)
(in millions, except per share amounts)	2013	2012	$	%	2013	2012	$	%

Revenues	$3,693	$3,241	$452	14%	$10,142	$10,524	$(382)	(4)%
Operating income	1,085	903	182	20	2,729	2,851	(122)	(4)
Net earnings from continuing operations attributable to Viacom	647	523	124	24	1,601	1,702	(101)	(6)
Adjusted net earnings from continuing operations attributable to Viacom	635	512	123	24	1,577	1,638	(61)	(4)
Diluted EPS from continuing operations	1.32	0.99	0.33	33	3.20	3.13	0.07	2
Adjusted diluted EPS from continuing operations	$1.29	$0.97	$0.32	33%	$3.15	$3.01	$0.14	5%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Revenues

Worldwide revenues increased $452 million, or 14%, to $3.693 billion in the quarter ended June 30, 2013, driven by higher revenues at both Media Networks and Filmed Entertainment. Media Networks revenues increased $303 million reflecting higher affiliate fee and advertising revenues and Filmed Entertainment revenues increased $152 million primarily driven by higher theatrical revenues.

Worldwide revenues decreased $382 million, or 4%, to $10.142 billion in the nine months ended June 30, 2013, primarily from declines in Filmed Entertainment revenues of $659 million, principally driven by lower home entertainment revenues, as well as decreases in theatrical and television license fee revenues, partially offset by an increase in revenues of $292 million at Media Networks reflecting higher affiliate fee revenues.

Operating Income

Operating income increased $182 million, or 20%, to $1.085 billion in the quarter ended June 30, 2013, driven by an increase in Media Networks adjusted operating income of $224 million, partially offset by a decrease in Filmed Entertainment adjusted operating income of $29 million. Media Networks adjusted operating income reflects higher revenues partially offset by higher operating expenses. The decrease in Filmed Entertainment adjusted operating income reflects distribution costs associated with the release of World War Z late in the quarter. Corporate expenses increased 26% in the quarter, due to higher deferred compensation costs reflecting our increased stock price in the quarter.

Operating income decreased $122 million, or 4%, to $2.729 billion in the nine months ended June 30, 2013. Filmed Entertainment generated an adjusted operating loss of $57 million in the nine months ended June 30, 2013, compared to adjusted operating income of $130 million in the prior year period, driven by the number, timing and overall performance of our theatrical and home entertainment releases. Media Networks adjusted operating income increased $105 million, reflecting higher revenues, partially offset by our continuing investment in original content. Corporate expenses increased 19% in the nine months, primarily due to higher deferred compensation costs reflecting our increased stock price and higher professional fees.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Net Earnings from Continuing Operations Attributable to Viacom

Our effective income tax rate was 32.9% and 33.9% in the quarter and nine months ended June 30, 2013, respectively, and 34.5% in both the quarter and nine months ended June 30, 2012, excluding the impact of discrete tax items. The decrease in the effective income tax rate is principally due to a change in mix of domestic and international income.

Adjusted net earnings from continuing operations attributable to Viacom increased $123 million, or 24%, and decreased $61 million, or 4%, in the quarter and nine months ended June 30, 2013, respectively, principally due to the change in operating income described above for each respective period. Including the impact of discrete taxes in both years and the loss on the extinguishment of debt in the prior year, net earnings from continuing operations attributable to Viacom increased $124 million, or 24%, and decreased $101 million, or 6%, in the quarter and nine months ended June 30, 2013, respectively.

Adjusted diluted EPS from continuing operations increased $0.32 per diluted share to $1.29 in the quarter, reflecting the increase in net earnings from continuing operations and fewer outstanding shares. Adjusted diluted EPS from continuing operations increased $0.14 per diluted share to $3.15 in the nine months ended June 30, 2013, reflecting the impact of fewer outstanding shares, partially offset by the decline in adjusted net earnings from continuing operations. Including the impact of discrete taxes in both years and the loss on the extinguishment of debt in the prior year, diluted EPS from continuing operations increased $0.33 per diluted share to $1.32 and $0.07 per diluted share to $3.20 in the quarter and nine months ended June 30, 2013, respectively.

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

Media Networks

	Quarter Ended June 30,		Better/ (Worse)		Nine Months Ended June 30,		Better/ (Worse)
(in millions)	2013	2012	$	%	2013	2012	$	%

Revenues by Component
Advertising	$1,220	$1,166	$54	5%	$3,580	$3,593	$(13)	-
Affiliate fees	1,230	976	254	26	3,212	2,911	301	10%
Ancillary	119	124	(5)	(4)	404	400	4	1

Total revenues by component	$2,569	$2,266	$303	13%	$7,196	$6,904	$292	4%

Expenses
Operating	$867	$798	$(69)	(9)%	$2,524	$2,348	$(176)	(7)%
Selling, general and administrative	510	499	(11)	(2)	1,505	1,490	(15)	(1)
Depreciation and amortization	34	35	1	3	106	110	4	4

Total expenses	$1,411	$1,332	$(79)	(6)%	$4,135	$3,948	$(187)	(5)%

Adjusted Operating Income	$1,158	$934	$224	24%	$3,061	$2,956	$105	4%

Revenues

Worldwide revenues increased $303 million, or 13%, to $2.569 billion in the quarter ended June 30, 2013, driven by higher affiliate fees and advertising revenues, and increased $292 million, or 4%, to $7.196 billion in the nine months ended June 30, 2013, driven by increased affiliate fee revenues. Domestic revenues were $2.224 billion in the quarter, an increase of $289 million, or 15%, and $6.148 billion in the nine months ended June 30, 2013, an increase of $311 million, or 5%. International revenues were $345 million in the quarter, an increase of $14 million, or 4%, and $1.048 billion in the nine months ended June 30, 2013, a decrease of $19 million, or 2%. Foreign exchange had a 2-percentage point and 1-percentage point unfavorable impact on international revenues in the quarter and nine months ended June 30, 2013, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Advertising

Worldwide advertising revenues increased $54 million, or 5%, to $1.220 billion in the quarter ended June 30, 2013. Domestic advertising revenues increased 6%. Ratings trends and strong marketplace demand drove an increase in the volume of commercial units. International advertising revenues decreased 6% reflecting economic conditions in Europe. Foreign exchange had a 2-percentage point unfavorable impact on international revenues.

Worldwide advertising revenues were substantially flat in the nine months ended June 30, 2013. Domestic advertising revenues increased slightly, while international advertising revenues decreased 6% reflecting economic conditions in Europe and certain ratings challenges. Foreign exchange also had a 1-percentage point unfavorable impact on international revenues in the nine months ended June 30, 2013.

Affiliate Fees

Worldwide affiliate fee revenues increased $254 million, or 26%, to $1.230 billion in the quarter, and $301 million, or 10%, to $3.212 billion in the nine months ended June 30, 2013. Domestic affiliate revenues increased 28% and 12% in the quarter and nine months ended June 30, 2013, respectively, driven by the benefit from the availability of certain programming related to digital distribution arrangements and rate increases. Excluding the impact of digital distribution arrangements, the domestic affiliate revenue growth rate was in the high-single digits in the quarter, and low-double digits in the nine months. International affiliate revenues increased 16% and 4% in the quarter and nine months ended June 30, 2013, respectively, primarily driven by growth in subscribers and rate increases. Foreign exchange had a 2-percentage point and 1-percentage point unfavorable impact on international revenues in the quarter and nine months ended June 30, 2013, respectively.

Ancillary

Ancillary revenues decreased $5 million, or 4%, to $119 million in the quarter, and increased $4 million, or 1%, to $404 million in the nine months ended June 30, 2013.

Expenses

Total expenses increased $79 million, or 6%, to $1.411 billion and $187 million, or 5%, to $4.135 billion in the quarter and nine months ended June 30, 2013, respectively, principally driven by higher operating expenses.

Operating

Operating expenses increased $69 million, or 9%, to $867 million in the quarter, and $176 million, or 7%, to $2.524 billion in the nine months ended June 30, 2013. Due to our continuing investment in original content, programming costs increased $33 million, or 5%, in the quarter, and $146 million, or 7%, in the nine months ended June 30, 2013. Distribution and other expenses, including participations related to digital distribution arrangements, increased $36 million, or 47%, in the quarter, and $30 million, or 12%, in the nine months.

Selling, General and Administrative

SG&A expenses increased $11 million, or 2%, to $510 million in the quarter, and $15 million, or 1%, to $1.505 billion in the nine months ended June 30, 2013, primarily driven by higher incentive compensation costs.

Depreciation and Amortization

Depreciation and amortization was substantially flat in the quarter at $34 million and decreased $4 million, or 4%, to $106 million in the nine months ended June 30, 2013.

Adjusted Operating Income

Adjusted operating income increased $224 million, or 24%, to $1.158 billion and $105 million, or 4%, to $3.061 billion in the quarter and nine months ended June 30, 2013, respectively, reflecting higher revenues partially offset by higher operating expenses as discussed above.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Filmed Entertainment

	Quarter Ended				Nine Months Ended
	June 30,		Better/(Worse)		June 30,		Better/(Worse)
(in millions)	2013	2012	$	%	2013	2012	$	%

Revenues by Component
Theatrical	$464	$283	$181	64%	$1,068	$1,179	$(111)	(9)%
Home entertainment	275	304	(29)	(10)	872	1,317	(445)	(34)
Television license fees	298	315	(17)	(5)	820	930	(110)	(12)
Ancillary	121	104	17	16	314	307	7	2

Total revenues by component	$1,158	$1,006	$152	15%	$3,074	$3,733	$(659)	(18)%

Expenses
Operating	$1,011	$833	$(178)	(21)%	$2,742	$3,195	$453	14%
Selling, general & administrative	108	106	(2)	(2)	324	343	19	6
Depreciation & amortization	22	21	(1)	(5)	65	65	-	-

Total expenses	$1,141	$960	$(181)	(19)%	$3,131	$3,603	$472	13%

Adjusted Operating Income/(Loss)	$17	$46	$(29)	(63)%	$(57)	$130	$(187)	NM

NM—Not Meaningful

Revenues

Worldwide revenues increased $152 million, or 15%, to $1.158 billion in the quarter ended June 30, 2013 driven by higher theatrical revenues, and decreased $659 million, or 18%, to $3.074 billion in the nine months ended June 30, 2013 principally driven by lower home entertainment revenues, as well as decreases in theatrical and television license fee revenues. Domestic and international revenues were $548 million and $610 million, an increase of 22% and 10%, respectively, in the quarter ended June 30, 2013. Domestic and international revenues were $1.421 billion and $1.653 billion, a decrease of 16% and 19%, respectively, in the nine months ended June 30, 2013.

Theatrical

Worldwide theatrical revenues increased $181 million, or 64%, to $464 million in the quarter ended June 30, 2013, consisting of higher carryover revenues from prior periods of $98 million and higher revenues from current quarter releases of $83 million. The increase in carryover revenues was attributable to the prior quarter release of G.I. Joe: Retaliation. Our current quarter releases were Star Trek into Darkness, World War Z and Pain and Gain. Domestic and international theatrical revenues increased 63% and 65%, respectively. Foreign exchange had a 1-percentage point favorable impact on international revenues.

Worldwide theatrical revenues decreased $111 million, or 9%, to $1.068 billion in the nine months ended June 30, 2013. Revenues from our current releases were $151 million lower than the prior year. In the current year, we released thirteen films, including Star Trek into Darkness, G.I. Joe: Retaliation, World War Z, DreamWorks Animation’s Rise of the Guardians, Hansel and Gretel: Witch Hunters, Jack Reacher, Flight and Paranormal Activity 4, compared to fourteen films in the prior year. The decline in revenues from our current releases was partially offset by higher carryover revenues from prior periods of $40 million, principally attributable to the prior year release of Madagascar 3: Europe’s Most Wanted. Domestic and international theatrical revenues decreased 8% and 11%, respectively.

Home Entertainment

Worldwide home entertainment revenues decreased $29 million, or 10%, to $275 million in the quarter ended June 30, 2013. The decline in revenues primarily reflects lower carryover revenues due to the number and mix of titles released in prior periods. During the quarter we released Jack Reacher, Hansel & Gretel: Witch Hunters and The Guilt Trip. Domestic home entertainment revenues increased 10%, reflecting the performance of current quarter titles, while international home entertainment revenues decreased 24%. Foreign exchange had a 1-percentage point unfavorable impact on international revenues.

Worldwide home entertainment revenues decreased $445 million, or 34%, to $872 million in the nine months ended June 30, 2013. Revenues from our current period releases were $269 million lower than the prior year due to the number and mix of titles released. In the current year, we released ten titles, including Madagascar 3: Europe’s Most Wanted, Rise of the Guardians, Jack Reacher, Flight, Hansel & Gretel: Witch Hunters and Paranormal Activity 4. In the prior year period, we released fifteen titles, including Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Kung Fu Panda 2 and Puss in Boots, Mission Impossible – Ghost Protocol and Super 8. The decline in revenues also reflects lower carryover and catalog revenues of $176 million principally attributable to the prior period release of Transformers: Dark of the Moon. Domestic and international home entertainment revenues decreased 30% and 38%, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Television License Fees

Television license fees decreased $17 million, or 5%, to $298 million, and $110 million, or 12%, to $820 million, in the quarter and nine months ended June 30, 2013, respectively, driven by the number and mix of available titles.

Ancillary

Ancillary revenues increased $17 million, or 16%, to $121 million, and $7 million, or 2%, to $314 million in the quarter and nine months ended June 30, 2013, respectively, principally driven by the sale to The Walt Disney Company of the future distribution rights to the four Marvel films that we previously released theatrically. The increase in revenues in the nine month period was partially offset by lower merchandising revenues reflecting Transformers: Dark of the Moon merchandise sales in the prior year.

Expenses

Total expenses increased $181 million, or 19%, to $1.141 billion in the quarter and decreased $472 million, or 13%, to $3.131 billion in the nine months ended June 30, 2013, principally driven by variances in operating expenses resulting from the timing, number and mix of our theatrical and home entertainment releases.

Operating

Operating expenses increased $178 million, or 21%, to $1.011 billion in the quarter ended June 30, 2013. Film costs increased $99 million, or 22%, and distribution and other costs, principally print and advertising expenses, increased $79 million, or 20%, as a result of the timing and mix of current quarter theatrical releases, including the impact of two tentpole releases in the quarter.

Operating expenses decreased $453 million, or 14%, to $2.742 billion in the nine months ended June 30, 2013, principally due to the timing, number and mix of our home entertainment and theatrical releases. Film costs decreased $268 million, or 17%, in the period. Distribution and other costs, principally print and advertising expenses, decreased $185 million, or 12%, in the nine months ended June 30, 2013.

Selling, General and Administrative

SG&A expenses increased $2 million, or 2%, to $108 million in the quarter. In the nine months ended June 30, 2013, SG&A expenses decreased $19 million, or 6%, to $324 million, primarily driven by lower employee costs.

Adjusted Operating Income (Loss)

Adjusted operating income decreased $29 million, or 63%, to $17 million in the quarter ended June 30, 2013, principally reflecting distribution costs associated with the release of World War Z late in the quarter, partially offset by the benefit from the Marvel distribution rights sale. Adjusted operating loss was $57 million in the nine months ended June 30, 2013 compared to adjusted operating income of $130 million in the prior year. The loss in the nine months compared to income in the prior year period reflects the number, timing and overall performance of our theatrical and home entertainment releases, as well as less carryover revenues from prior period releases. The generation of an operating loss is driven by the recognition of print and advertising expenses associated with theatrical releases in the period while revenues for the respective films are recognized as earned.

Factors Affecting Comparability

The Consolidated Financial Statements as of and for the quarter and nine months ended June 30, 2013 and 2012 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for certain of the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables reconcile our adjusted measures to our reported results for the quarter and nine months ended June 30, 2013 and 2012.

(in millions, except per share amounts)
	Quarter Ended June 30, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$1,085	$975	$647	$1.32
Factors Affecting Comparability:
Discrete tax benefits	-	-	(12)	(0.03)

Adjusted results	$1,085	$975	$635	$1.29

	Nine Months Ended June 30, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$2,729	$2,440	$1,601	$3.20
Factors Affecting Comparability:
Discrete tax benefits	-	-	(24)	(0.05)

Adjusted results	$2,729	$2,440	$1,577	$3.15

	Quarter Ended June 30, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$903	$802	$523	$0.99
Factors Affecting Comparability:
Discrete tax benefits	-	-	(11)	(0.02)

Adjusted results	$903	$802	$512	$0.97

	Nine Months Ended June 30, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$2,851	$2,531	$1,702	$3.13
Factors Affecting Comparability:
Extinguishment of debt (1)	-	21	13	0.02
Discrete tax benefits	-	-	(77)	(0.14)

Adjusted results	$2,851	$2,552	$1,638	$3.01

(1)	The tax impact has been calculated using the rate applicable to this adjustment.

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

Discrete Tax Items

Our effective income tax rate was 32.9% and 33.9% in the quarter and nine months ended June 30, 2013, respectively, and 34.5% in both the quarter and nine months ended June 30, 2012, excluding the impact of discrete tax items.

In the quarter and nine months ended June 30, 2013, discrete tax benefits of $12 million and $24 million contributed 1.2 and 1.0 percentage points of tax benefit, which reconcile to the reported effective tax rate of 31.7% and 32.9%, respectively. These tax benefits principally reflect the release of tax reserves with respect to certain effectively settled tax positions.

Discrete tax benefits of $11 million and $77 million, taken together with the effective income tax rate impact of the loss on extinguishment of debt in the nine month period, contributed 1.3 and 3.1 percentage points of tax benefit in the quarter and nine months ended June 30, 2012, respectively, which reconcile to our reported effective tax rates of 33.2% and 31.4% for the respective periods. The discrete tax benefits recognized in the quarter ended June 30, 2012 principally reflect the release of tax reserves with respect to certain effectively settled tax positions. The benefits earlier in fiscal 2012 were recognized upon determining that certain operating and capital loss carryforward benefits were more likely than not to be realized.

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

Cash Flows

Cash and cash equivalents increased by $296 million in the nine months ended June 30, 2013.

Operating Activities

Cash provided by operations was $2.032 billion for the nine months ended June 30, 2013, an increase of $296 million compared with the same period in 2012. The increase reflects favorable working capital, principally driven by lower income tax payments.

Investing Activities

Cash used in investing activities was $86 million and $212 million for the nine months ended June 30, 2013 and 2012, respectively, principally driven by the level of acquisition and investment activity in the respective periods. In 2012, cash used in investing activities includes a payment related to the earn-out dispute with former shareholders of Harmonix.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Financing Activities

Cash used in financing activities was $1.617 billion for the nine months ended June 30, 2013, compared with $1.750 billion in the same period in 2012. Net cash used in the period was primarily driven by the settlement of share repurchases of $2.094 billion and dividend payments totaling $411 million, partially offset by net proceeds of $784 million from the issuance of senior notes and debentures with an aggregate face value of $800 million.

Net cash used in the prior year was primarily driven by the settlement of share repurchases of $2.112 billion and dividend payments of $411 million, partially offset by the net impact of our issuance of $2.150 billion of senior notes and debentures and debt repayments.

In May 2013, we increased our quarterly dividend to $0.30 per share of Class A and B common stock from $0.275 per share, beginning with the dividend paid on July 1, 2013.

Capital Resources

Capital Structure and Debt

At June 30, 2013, total debt was $8.913 billion, an increase of $764 million from $8.149 billion at September 30, 2012. During the nine months ended June 30, 2013, we issued a total of $1.996 billion of senior notes and debentures. The net proceeds from the issuances were used for general corporate purposes, including the repurchase of shares under our stock repurchase program. These transactions are detailed below.

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

Credit Facility

During the first quarter of our 2013 fiscal year, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.5% to 1.5% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at June 30, 2013. Our two 364-day credit facilities with an aggregate amount of $600 million were terminated during the same quarter.

At June 30, 2013, there were no amounts outstanding under our credit facility.

Stock Repurchase Program

During the nine months ended June 30, 2013, we repurchased 35.5 million shares of Class B common stock for an aggregate purchase price of $2.1 billion, and from July 1, 2013 through August 1, 2013, we repurchased an additional 2.5 million shares for an aggregate purchase price of $180 million. On August 1, 2013, we increased the size of our Class B common stock repurchase program from $10.0 billion to $20.0 billion, leaving $12.4 billion of remaining capacity. We anticipate continuing our ongoing quarterly pace of share repurchases. In addition, over the next several months we will augment our overall buyback pace with purchases of an additional $2.0 billion of shares under the $20.0 billion stock repurchase program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our purchases of Viacom Class B common stock during the quarter ended June 30, 2013 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)

Month ended April 30, 2013	2,631	$64.61	2,631	$3,130
Month ended May 31, 2013	3,974	$68.45	3,974	$2,858
Month ended June 30, 2013	3,863	$66.79	3,863	$2,600

Total	10,468		10,468

(1)	On August 1, 2013, we increased the size of our Class B common stock repurchase program from $10.0 billion to $20.0 billion. There is no expiration date for the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

VIACOM INC.

Date: August 2, 2013	By:	/S/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 2, 2013	By:	/S/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)