Form 10-K
period 2013-09-30
Viacom Inc.
filed 2013-11-14
CIK 1339947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of the close of business on March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there were 51,151,252 shares of the registrant’s Class A common stock, par value $0.001 per share, and 435,394,194 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 29, 2013 was approximately $664.8 million (based upon the closing price of $63.06 per share as reported by the NASDAQ Global Select Market on March 28, 2013, the last trading day of the quarter). The aggregate market value of Class B common stock held by non-affiliates as of March 29, 2013 was approximately $26.6 billion (based upon the closing price of $61.48 per share as reported by the NASDAQ Global Select Market on March 28, 2013, the last trading day of the quarter).

As of November 6, 2013, 51,113,772 shares of our Class A common stock and 394,867,157 shares of our Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Viacom Inc.’s Notice of 2014 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

PART I

Item 1. Business.

OVERVIEW

Viacom is a leading global entertainment content company that connects with audiences in over 160 countries and territories and creates compelling television programs, motion pictures, short-form video, applications (“apps”), games, consumer products, social media and other entertainment content. We operate through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

Media Networks

Our Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content to our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through traditional cable and satellite distribution, on connected TVs, PCs, tablets and other mobile devices, and using apps, browsers and other interfaces.

Viacom Media Networks operates our media networks businesses through four brand groups: Music & Logo, Nickelodeon, Entertainment and BET Networks. Viacom Media Networks and its international operations reach approximately 700 million households in over 160 countries and territories worldwide via more than 200 locally programmed and operated TV channels which include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, Comedy Central®, TV Land®, SPIKE®, Tr3s®, Paramount Channel™ and VIVA™, among others. Viacom Media Networks also has hundreds of online, mobile and app experiences.

Our Media Networks segment generates revenues from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 69%, 65% and 61% of our revenues for the fiscal years 2013, 2012 and 2011, respectively, after the elimination of intercompany revenues.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures and other entertainment content under the Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films® and Nickelodeon Movies™ brands. Paramount Pictures, which celebrated its 100th anniversary in 2012, is a major global producer and distributor of filmed entertainment and has a library consisting of approximately 3,400 motion pictures and a small number of television programs. Paramount distributes motion pictures theatrically and on DVDs and Blu-ray discs, television, digital and other platforms in the United States and internationally for itself and for third parties. In 2013, Paramount announced the creation of Paramount Television™, a new television production division focused on developing programming for television and digital platforms.

Revenues from the Filmed Entertainment segment are generated primarily from the theatrical release and/or distribution of motion pictures, the subsequent release of motion pictures on Blu-ray discs and DVDs for home exhibition, and the television and digital licensing of motion pictures and other content for video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television, syndicated television, download-to-own and download-to-rent. Revenues from the Filmed Entertainment segment accounted for 31%, 35% and 39% of our revenues for fiscal years 2013, 2012 and 2011, respectively, after the elimination of intercompany revenues.

Business Strategy

We develop and distribute television programming, motion pictures and other creative entertainment content to serve diverse audiences worldwide. We manage our global portfolio of brands with creativity, expertise and discipline to produce and distribute entertainment experiences across a wide variety of media platforms and engage consumers in many facets of their lives. With a strategic focus on content, we aim to:

•

expand, enhance and evolve our brands worldwide by creating and acquiring popular content and other interactive experiences, building new networks and digital properties and innovating in other forms of entertainment;

•	foster a creative, dynamic and diverse corporate culture that reflects the diverse audiences we serve and strengthens our position as a leader in entertainment for consumers around the world;

•

invest wisely in content that fits our core businesses and brand portfolios, most significantly increasing the level of original programming inspired by our proprietary audience research and, complementing our brands, building our content library and driving multi-platform engagement;

•

continue to innovate and refine the distribution of our content, capitalizing on and optimizing opportunities for linear, on-demand and interactive delivery through authenticated and free models, supported by subscription, transaction-based and/or advertising revenues, via cable, satellite and Internet delivery systems;

•

expand our relationships with our advertising, cable, satellite, digital, mobile and licensing partners to develop new ways to deepen our connection with audiences through insightful research and the development of content that resonates with targeted audiences;

•

fuel organic growth and expansion of our Media Networks and Filmed Entertainment businesses internationally by developing new brands and properties and launching new channels, connected experiences and consumer products with local, regional and multinational appeal;

•

continue our focus on a streamlined film slate that emphasizes key branded and franchise films, including animated films, complemented by smaller productions and acquisitions, and that is guided by financial discipline and driven by innovative promotion and marketing;

•

protect our vast collection of intellectual property from theft by providing compelling legitimate offerings as well as through technology solutions, communications, legal enforcement and other activities;

•	drive efficiencies, execute strategies and maintain a strong financial position through operational discipline; and

•	thereby generate significant long-term value for our stockholders.

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

MEDIA NETWORKS

Viacom Media Networks operates our media networks businesses in the United States and internationally. The Media Networks segment is comprised of four brand groups – Music & Logo, Nickelodeon, Entertainment and BET Networks – that operate as Viacom Media Networks.

Media Networks Revenues

Our Media Networks segment generates revenues in three categories: (i) the sale of advertising related to our content and marketing services, (ii) affiliate fees from multichannel television service providers, including cable television operators, direct-to-home satellite television operators and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales and licensing of our programming, television syndication and casual gaming. In fiscal year 2013, advertising revenues, affiliate fees and ancillary revenues were approximately 50%, 44% and 6%, respectively, of total revenues for the Media Networks segment.

Advertising Revenues

The advertising revenues generated by our program services depend on the number of viewers and viewership demographics. For television, ratings and demographic information for advertising purposes are determined by third party research companies such as The Nielsen Company (US), LLC (“Nielsen”). For digital offerings, reach and demographic information for advertising purposes are derived from a combination of third- and first-party data.

Our media networks properties target key audiences attractive to advertisers. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET targets African-American audiences. Demand and pricing for our advertising depend on our ratings and overall market conditions. We also drive additional demand through our integrated marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers.

We sell a certain amount of our advertising inventory on our program services in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely established in our third fiscal quarter and reflected in advertising revenue principally beginning in the first quarter of our subsequent fiscal year as marketing plans are finalized and orders fulfilled to deliver advertising across various programs and dayparts. Pricing for our program services is established based on ratings (audience delivery), which may be guaranteed or on a fixed price per unit basis. For advertising sold based on ratings guarantees, audience deficiency may result in an obligation to deliver additional units, reducing inventory available for scatter sales. Scatter advertising is sold throughout the year at pricing reflecting market conditions at the time of sale, the volume of remaining units and anticipated ratings of our programs. To the extent we do not satisfy contracted audience ratings, we record a liability until such time that the audience rating has been satisfied.

For our digital business, we sell advertising inventory primarily based on actual served impressions. Our on-air programming drives traffic to our digital properties and vice versa, facilitating convergent, or cross-platform, advertising sales and related services. We also receive advertising revenue from sales of advertising inventory associated with third party content and websites.

Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming and performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the first quarter of our fiscal year, and due to the timing of significant programming events, such as awards shows or premieres.

Affiliate Revenues

Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. Digital distribution agreements typically provide for one or more dates upon which each program becomes available for distribution on the digital platform. Revenue from these arrangements is recognized upon program availability and fluctuates depending on the initial availability of the programs licensed. We continue to create ways to build stronger and more expansive multimedia partnerships with the various distributors of our content in order to maximize the value of our content for us, our audience and our affiliate and digital partners, such as customized content offerings for authenticated apps and for subscription video-on-demand services.

Ancillary Revenues

Our ancillary revenues are principally derived from (i) consumer products and brand licensing, including the licensing of popular characters from our programs and digital properties for consumer products, video games and publishing, (ii) distribution of our programming in the home entertainment market through the licensing of content for download-to-own and download-to-rent services and the sale of copies of content on DVDs and Blu-ray discs, (iii) television syndication and (iv) casual gaming. Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.

Media Networks Properties

Viacom Media Networks operates our media networks businesses through four brand groups based on target audience, similarity of programming and other factors: Music & Logo, Nickelodeon, Entertainment and BET Networks. Worldwide, Viacom Media Networks’ program services reached approximately 700 million households in over 160 countries and territories via more than 200 locally programmed and operated TV channels and hundreds of online, mobile and app experiences in September 2013. Viacom Media Networks’ online properties collectively averaged approximately 58 million unique visitors per month domestically during the quarter ended September 30, 2013.

Viacom Media Networks operates the international extensions of our multimedia brands MTV, VH1, Nickelodeon, Comedy Central and BET, as well as certain program services created specifically for international and/or non-English speaking audiences, through Viacom International Media Networks (“VIMN”).

Our most important media networks properties are discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen, the Internet user and video stream data is according to comScore Media/Video Metrix (U.S. data only unless otherwise indicated). International reach statistics are derived from internal data coupled with external sources when available.

Music & Logo

The Music & Logo group includes our music, youth and young adult-oriented brands, content and services, which generally target varying portions of the 12-34 demographic, and Logo, our properties for gays, lesbians and their families and friends. Our principal properties in this group include:

MTV
•	MTV is a leading global brand, multimedia destination and content producer targeting the millennial generation, music fans and artists. MTV offers content built around compelling storytelling, music discovery and activism across television and social, connected and second screen experiences, including through its new “TV Everywhere” app, a “three-in-one” app offering subscribers full-length TV episodes. Distribution partners include linear cable and satellite distributors, as well as online and mobile distributors and distribution platforms such as iOS, Android, Xbox and Sony. In fiscal year 2013, VIMN acquired the remaining interest in the Italian joint venture that manages the MTV brand, and we now operate and wholly own the MTV channels in Italy. VIMN also took over the management and operation of the MTV channels in Brazil and Russia, which had previously been operated by licensees and are now also wholly-owned and operated by us, and expanded MTV in the Asia-Pacific region with the launch of MTV Thailand.
•	Programming highlights in fiscal year 2013 included hits such as Catfish, Teen Mom, Teen Wolf, Ridiculousness and Awkward; tentpole events such as the 2013 MTV Video Music Awards, which were watched by approximately 13.4 million viewers domestically, and the 2013 MTV Movie Awards, which were watched by approximately 5.1 million viewers domestically; and long-time favorite The Real World.
•	MTV reached approximately 99 million domestic television households in September 2013 and approximately 548 million households in more than 160 countries and territories worldwide via its 66 MTV branded channels. The MTV brand reaches many more households through branded programming blocks on third party broadcasters and through apps, streaming and download.
•

MTV’s online, mobile and app experiences feature a diverse array of music, entertainment and pop culture content, including exclusive music performances, news, interviews, digital only tentpoles such as the annual O Music Awards, and other leading franchises such as MTV News and Unplugged. Each digital and mobile platform complements MTV’s television programming and enhances audience engagement, including through social media interactions with cast members and access to exclusive content. MTV also has a number of branded apps, including MTV and MTV News. In the quarter ended September 30, 2013, MTV.com averaged approximately 9.4 million monthly unique visitors and 63.3 million content video streams each month. As of September 30, 2013, MTV had approximately 151 million Facebook fans across all MTV Facebook pages and approximately 15 million followers across all MTV accounts on Twitter, and MTV-branded apps had a total of approximately 4 million downloads.

MTV2
•	MTV2, MTV2.com and the MTV2 mobile app offer music and lifestyle destinations and experiences with content targeting male “millennials” aged 15 to 25 and featuring original music, live-action sports and irreverent lifestyle programming.
•	Programming highlights included comedy-based premieres such as Nick Cannon’s Wild ‘N Out and Ain’t That America; original series Mac Miller, which premiered in fiscal year 2013, and Guy Code; and action sports and lifestyle programming such as Nitro Circus Live.
•	MTV2 reached approximately 82 million domestic television households in September 2013.

VH1
•	VH1 features music and pop culture-driven content targeting adults aged 18-49, including a variety of original programming primarily focused on music artists, real life stories and celebrities.
•	Programming highlights included the Love & Hip Hop franchise, including Love & Hip Hop: Atlanta, as well as Basketball Wives, Mob Wives, T.I. & Tiny: The Family Hustle and the scripted series Single Ladies and Hit the Floor; tentpoles such as the Do Something! Awards; and core music offerings such as Behind the Music, Storytellers, Unplugged and VH1’s Rock Docs.
•	VH1 reached approximately 98 million domestic television households in September 2013.
•	VH1’s online, mobile and app experiences feature a diverse array of content centered on VH1 shows, music, pop culture and celebrities, including original series, exclusive events, music videos, live performances and news, and include VH1.com, VH1Classic.com, m.VH1.com, a second screen app called Co-Star, multiple blogs such as Tuner and VH1Blog and digital only franchises such as Posted. In the quarter ended September 30, 2013, VH1.com averaged approximately 2 million monthly unique visitors and 12 million content video streams each month.

VH1 Classic
•	Classic-themed network featuring music videos, documentaries, movies and concert footage from the 1960s, 1970s, 1980s and 1990s, as well as other music-themed programs.
•	Programming highlights included That Metal Show and Behind the Music: Remastered.
•	VH1 Classic reached approximately 62 million domestic television households in September 2013.

CMT
•	CMT is the leading television and digital destination for country music and related entertainment. CMT and its website, CMT.com, offer an unparalleled mix of music, news, live concerts and series and is the top resource for country music on demand.
•	Programming highlights included Dog & Beth: On The Hunt, Redneck Island, Guntucky and My Big Redneck Vacation; tentpole events such as the annual CMT Music Awards, CMT Crossroads and CMT Artists of the Year; and CMT’s weekly franchise CMT Insider.
•	CMT reached approximately 92 million domestic television households in September 2013.
•	CMT’s online, mobile and app experiences include the 24-hour music channel CMT Pure Country, CMT Mobile and CMT VOD, as well as apps such as CMT Ultimate Fan and CMT Insider. In the quarter ended September 30, 2013, CMT.com averaged approximately 1 million monthly unique visitors and 1.7 million content video streams each month.

Logo
•	Logo is a leading network for gays, lesbians and their families and friends, featuring a mix of original and acquired content, news and social networking.
•	Programming highlights included original programs such as RuPaul’s Drag Race, Felt and The NewNowNext Awards, as well as acquired programs such as Golden Girls, Will and Grace and Roseanne.
•	Logo reached approximately 53 million domestic television households in September 2013.
•	Logo’s online, mobile and app experiences include LogoTV.com, AfterEllen.com, AfterElton.com, DowneLink.com and NewNowNext.com. In the quarter ended September 30, 2013, LogoTV.com averaged approximately 972,000 monthly unique visitors and 1.9 million content video streams each month.

Other key Music & Logo properties include mtvU, our on-air, online and on-campus network created by and for the college audience; MTV Films, MTV’s motion picture brand; and PalladiaHD, a music-centric high definition television channel.

Nickelodeon

The Nickelodeon group provides high-quality entertainment and educational brands, content and services targeted to kids ages 2-17 and their families. Our principal properties in this group include:

Nickelodeon and Nick at Nite
•	Nickelodeon, now in its 34th year, is a diverse, global business and the destination for all things kids. The Nickelodeon cable television network has been the number-one-rated basic cable network for 18 consecutive years. Nickelodeon features original and licensed experiences for kids, delivered via a linear cable television network, video-on-demand, streaming and other connected experiences. Nick at Nite, which airs on the same cable channel as the Nickelodeon cable television network in the evening hours, primarily features licensed contemporary family comedies. Nickelodeon produces and distributes television programming worldwide, has a global consumer products business and offers a number of premium apps through the Nickelodeon Games Group (described further below) featuring its popular characters such as the Teenage Mutant Ninja Turtles, Dora the Explorer and SpongeBob SquarePants. In fiscal year 2013, VIMN launched extensions of the Nickelodeon channel in Serbia and Slovenia, and also acquired the remaining operational service functions in our Nickelodeon channel in Italy, which had previously been operated by a joint venture.
•	Nickelodeon programming highlights in fiscal year 2013 included hits such as SpongeBob SquarePants, Sam & Cat, Sanjay & Craig, Fairly Odd Parents and Teenage Mutant Ninja Turtles; tentpoles such as The Kids Choice Awards, Worldwide Day of Play and The HALO Awards; and game shows such as Figure It Out. Nick at Nite programming highlights included Friends, George Lopez, My Wife and Kids, Yes Dear, Full House and The Nanny.
•	Nickelodeon and Nick at Nite reached approximately 100 million domestic television households in September 2013. Nickelodeon’s brands are seen globally in more than 550 million households across more than 130 territories, via more than 80 locally programmed channels and branded blocks.
•	Nick’s online, mobile and app experiences include, among others, Nick.com, the online destination for all things Nickelodeon, featuring video streaming of Nick content and games. This year, Nickelodeon released its Emmy Award-winning Nick App, introducing a new way for kids to experience Nickelodeon and featuring short-form videos, games and full episodes through “TV Everywhere” authentication, as well as popular interactive features like the “Do Not Touch button.” In the quarter ended September 30, 2013, Nick.com averaged 5.7 million monthly unique visitors and 26.8 million content video streams each month. As of September 30, the Nick App had approximately 5 million downloads.

Nick Jr. and NickMom
•	Nick Jr. seeks to educate and entertain preschoolers, providing kids an opportunity to engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. Nick Jr. includes a linear cable television network, video-on-demand, streaming and other connected experiences that offer parents and their kids entertaining and enriching activities geared toward their interests, ages and developmental levels. In fiscal year 2013, VIMN launched an extension of the Nick Jr. channel in France.

•	NickMom is a primetime comedy block for moms on the Nick Jr. channel featuring a mix of original long- and short-form programming, including talk shows, stand-up and sketch comedy and docu-series, delivered via a linear cable television network, video-on-demand, streaming and other connected experiences. NickMom was launched in the first quarter of the fiscal year, following the earlier launch of NickMom.com, a comedy and entertainment site featuring short-form video, photos, editorial pieces and games just for moms.
•	Nick Jr. programming highlights included Bubble Guppies, Dora the Explorer, Peppa Pig, Tickety Toc and The Backyardigans.
•	Nick Jr. reached approximately 77 million domestic television households in September 2013.
•	In the quarter ended September 30, 2013, NickJr.com averaged 3.7 million monthly unique visitors and NickMom.com averaged 2.8 million monthly unique visitors. NickJr.com had an average of 80.9 million content video streams each month.

TeenNick
•	TeenNick includes a linear cable television network, video-on-demand, streaming and other connected experiences exclusively for and about teens and tweens, and features original programming and award-winning series, with a focus on presenting an authentic teen experience.
•	Programming highlights included series and events such as Degrassi: The Next Generation, House of Anubis and Life With Boys, as well as Nickelodeon original hits like Big Time Rush, iCarly and Victorious.
•	TeenNick reached approximately 75 million domestic television households in September 2013.
•	TeenNick.com features the best episodes and clips of TeenNick shows, as well as games, quizzes and a vibrant user community. In the quarter ended September 30, 2013, TeenNick.com averaged 1.2 million monthly unique visitors and had an average of 2.8 million content video streams each month.

Nicktoons
•	Nicktoons is a leading cartoon destination targeting boys and featuring signature franchises such as Dragon Ball Z Kai and Avatar: The Last Airbender, as well as fan favorites such as The Fairly OddParents and SpongeBob SquarePants.
•	Programming highlights included series premieres of Digimon Fusion and Yu-Gi-Oh! ZEXAL and returning hits such as NFL Rush Zone and Wild Grinders.
•	Nicktoons reached approximately 69 million domestic television households in September 2013.

Nickelodeon Games Group
•	Nickelodeon develops and publishes mobile apps for its kids and family audiences, including apps distributed on Apple and Android platforms. Nickelodeon apps include top apps for preschoolers, leading the education category with the award-winning Nick Jr. Draw and Play, as well as Umizoomi: Zoom Into Numbers, Dora Appisode: Perrito’s Big Surprise and Bubble Guppies: Animal School Day; hit game apps based on our hit shows like SpongeBob Moves In and TMNT: Rooftop Run; and apps based on original game characters such as Scribble Hero. As of September 30, 2013, Nickelodeon apps had a total of approximately 69 million downloads.
•	As part of its portfolio of gaming sites, Nickelodeon also operates the popular casual game website Addicting Games, which averaged 5.4 million monthly unique visitors in the quarter ended September 30, 2013.

Other Nickelodeon properties include Nickelodeon Movies, Nickelodeon’s motion picture brand, under which Paramount released Fun Size in fiscal year 2013, and the Nickelodeon Animation Studio. In addition, Nickelodeon licenses its brands for hotels, cruises, live tours and other themed entertainment outlets and recreation experiences.

Entertainment

The Entertainment group includes brands, content and services that generally target adult and male audiences. Our principal properties in this group include:

COMEDY CENTRAL
•	Comedy Central is the destination for all things comedy, featuring award-winning “fake news” programs, stand-up and sketch comedy, sitcoms and animated programming, delivered via a linear cable television network, video-on-demand, streaming and other connected experiences. Comedy Central also operates a live comedy touring business. In fiscal year 2013, VIMN launched an extension of the Comedy Central channel in Asia, and also acquired the remaining operational service functions in our Comedy Central channel in Italy, which had previously been operated by a joint venture.
•	Programming highlights in fiscal year 2013 included the Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, The Colbert Report and South Park; The Comedy Awards, the annual multi-network, multi-platform event dedicated to honoring and celebrating the art of comedy; new original programming such as Inside Amy Schumer and Drunk History; favorites such as Tosh.0, Futurama, The Jeselnik Offensive, Workaholics and Ugly Americans; and specials such as The Comedy Central Roast of James Franco.
•	Comedy Central reached approximately 99 million domestic television households in September 2013.
•	Comedy Central’s online, mobile and app experiences include Comedycentral.com, a leading online video platform featuring exclusive Comedy Central content; thedailyshow.com and Colbertnation.com, the official fan sites of The Daily Show with Jon Stewart and The Colbert Report; our interest in the official South Park website southparkstudios.com, which features the latest in South Park news and content; Jokes.com; and a number of premium apps such as CC: Stand Up and Tosh.0. In the quarter ended September 30, 2013, Comedycentral.com averaged 6.8 million monthly unique visitors and approximately 51.8 million content video streams each month. As of September 30, 2013, Comedy Central-branded apps had a total of approximately 5.7 million downloads.

SPIKE
•	SPIKE is a primarily male-oriented brand featuring a mix of original and acquired programming, sports series, specials, live events and movies delivered on a linear cable television network, on demand, online and via other connected experiences.
•	SPIKE programming highlights included new series such as Tattoo Rescue and Tattoo Nightmares; favorites such as Bar Rescue, Ink Master, Impact Wrestling and Auction Hunters; and tentpoles such as Spike’s Guys Choice Awards and One Night Only. In fiscal year 2013, SPIKE debuted the first season of Bellator live events, which quickly became a fan favorite.
•	SPIKE reached approximately 99 million domestic television households in September 2013.
•	SPIKE’s online properties include SPIKE.com, the online destination featuring SPIKE content, and apps such as Bellator. In the quarter ended September 30, 2013, Spike.com averaged approximately 1.2 million monthly unique visitors and 2.8 million content video streams each month. As of September 30, 2013, Spike-branded apps had a total of approximately 127,000 downloads.

TV Land
•	TV Land features a mix of original programming, classic and contemporary TV shows, specials and iconic movies designed to appeal to the entertainment needs and attitudes of adults in their 40s and 50s.
•	Programming highlights included returning favorites such as Emmy-nominated Hot in Cleveland and The Exes, The Soul Man, The King of Queens and Everybody Loves Raymond.
•	TV Land reached approximately 97 million domestic television households in September 2013.
•	TV Land’s online properties include TVLand.com, TV Land’s premiere destination for consumers in their 40s and 50s. In the quarter ended September 30, 2013, TVLand.com averaged approximately 257,000 monthly unique visitors and 2.6 million content video streams each month.

Paramount Channel
•	Paramount Channel is a free-to-air, 24-hour movie channel available in Spain and France. VIMN continues to manage Paramount Channel’s ongoing international expansion.
•	Programming highlights included Star Trek, Paranormal Activity, American Beauty, A Beautiful Mind, Zoolander, Ferris Bueller’s Day Off and The Godfather.

Colors
•	Colors is a highly-rated Hindi-language general entertainment channel operated by our Viacom 18 joint venture. Colors is available in India, the UK and Ireland, as well as in Canada and the U.S. as Aapka Colors.
•	Programming highlights included scripted series such as Balika Vadhu, Uttaran and Madhubala and other programs such as Comedy Nights with Kapil, Bigg Boss and Jhalak Dikhla Ja.

Other Entertainment properties include a variety of additional apps and online services.

BET Networks

BET Networks is a leading provider of entertainment brands, content and services targeted to African-American audiences and consumers of Black culture worldwide. Our principal properties in this group include the flagship BET channel, CENTRIC, BET Gospel and BET Hip Hop.

BET
•	BET is the nation’s leading television network providing entertainment, music, news and public affairs programming to African-American audiences. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, its core channel which focuses on young Black adults; BET Gospel, which features gospel music and spiritual programming; and BET Hip Hop, which spotlights hip hop music programming and performances.
•	BET programming highlights in fiscal year 2013 included premieres of scripted series Real Husbands of Hollywood and Second Generation of Wayans; returning favorites such as The Game, 106 & Park, Sunday Best and The Sheards; and tentpoles such as the BET Awards ‘13, which was part of the BET Experience, BET’s first-ever three-day weekend celebration of music, entertainment and Black culture, which was attended by more than 80,000 people, BET Honors, Black Girls Rock, BET Hip Hop Awards, the Soul Train Awards and the Celebration of Gospel.
•	BET reached approximately 92 million domestic television households in September 2013. According to internal data, BET Gospel and BET Hip Hop reached approximately 9 million and 400,000 domestic television households, respectively.
•	BET.com is a leading online destination for African-American audiences and offers users content and interactive features for news, music, community, culture and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services. In the quarter ended September 30, 2013, BET.com averaged approximately 3 million monthly unique visitors.

CENTRIC
•	CENTRIC reflects the lifestyle of today’s African-American and multicultural adult viewer, delivering a variety of music artists, along with culturally relevant movies, series, live performances, specials and reality programming.
•	CENTRIC programming highlights included Soul Train, The Cosby Show, Mr. Box Office and First Family.
•	CENTRIC reached approximately 52 million domestic television households in September 2013.

Other BET Networks properties include BET Mobile, which delivers music, gaming and video content to its target audiences on mobile devices and digital services across all major service providers.

Media Networks Competition

Our media networks generally compete with other widely distributed cable networks, the broadcast television networks and digital distributors. Our media networks compete for advertising revenue with other cable and broadcast television networks, connected outlets such as websites, apps, social media and other online experiences, radio programming and print media. Each programming service also competes for audience share with competitors’ programming services that target or include the same audience. For example, Nickelodeon’s programming and services compete with other entertainment services for younger viewers; and BET competes with African-American oriented content on cable and broadcast networks, content delivered by digital distributors and other content that includes African-Americans in their audiences. We also compete with other cable networks for affiliate fees and distribution. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources, other entertainment offerings and/or audience leisure time may affect our revenues.

FILMED ENTERTAINMENT

Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows, through download-to-own, download-to-rent, DVDs and Blu-ray discs, video-on-demand, pay television and subscription video-on-demand, broadcast television, basic cable television and syndicated television and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).

In fiscal year 2013, the Filmed Entertainment segment released 13 films in the domestic theatrical market, including one distributed on behalf of DreamWorks Animation SKG, Inc. Paramount’s film strategy focuses on a limited number of releases that represent a mix of key branded and franchise films and smaller productions, acquired films and distribution arrangements. Paramount releases certain of its films, including library product, in 3D format. Paramount’s film slate is designed to represent a variety of genres, styles and levels of investment and risk – with the goal of creating entertainment for both worldwide appeal and niche audiences. Paramount’s in-house animation division is focused on producing high quality animated films and expects to release its first two theatrical films in 2015 and one theatrical film per year thereafter. Paramount has also created Paramount Television™, a new television production division that is expected to draw on Paramount’s extensive library of film franchises as well as develop original television programming. Paramount also focuses on developing innovative promotion and marketing approaches for its releases.

Filmed Entertainment Revenues

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content we distribute on behalf of Viacom and third parties, (iii) licensing of film exhibition rights to television services, including video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television and (iv) ancillary revenues from licensing of film exhibition rights to digital platforms, providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution. In fiscal year 2013, theatrical revenues, home entertainment revenues, television license fees and ancillary revenues were approximately 29%, 30%, 28% and 13%, respectively, of total revenues for the Filmed Entertainment segment.

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

Home Entertainment

Home entertainment revenues are derived from the worldwide sales, marketing and distribution of DVDs and Blu-ray discs for filmed entertainment produced by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties. Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and by overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. While the physical home entertainment industry continues to experience softness as consumer spending migrates from purchases of physical product to consumption via digital formats, the rate of decline has slowed compared to prior years.

Television License Fees

Films produced, acquired or distributed by Paramount or our subsidiary DW Studios L.L.C. (“DW Studios”) are licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television. Revenue from the licensing of films for exhibition in television markets, when fees are fixed in advance, is recognized upon availability for airing by the licensee. Revenue for video-on-demand and similar arrangements are recognized as the films are exhibited based on end-customer purchases as reported by the distributor.

Our EPIX™ joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) provides a multi-platform premium entertainment service offering Paramount, Lionsgate, MGM Studios and certain third party films to cable, satellite, subscription video-on-demand and other subscribers through a premium pay television channel and television and digital video-on-demand services. EPIX delivers films from Paramount, Paramount Vantage, Insurge Pictures, MTV Films and Nickelodeon Movies released theatrically on or after January 1, 2008, from which Paramount derives licensing fees, and MGM Studios, United Artists and Lionsgate titles released theatrically on or after January 1, 2009.

Ancillary

Films produced, acquired or distributed by Paramount or DW Studios are also licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to electronic sell-through, video-on-demand, subscription video-on-demand and other digital platforms, including Amazon, Netflix and iTunes. Revenue from digital license fees is recognized upon program availability and will fluctuate depending on the number and mix of available titles in any given territory.

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

Paramount also develops original content for launch on digital distribution platforms worldwide, including made-for-digital content offered for sale and rent through third party online destinations and apps.

Motion Picture Production and Distribution

Paramount produces many of the motion pictures it releases. It also acquires films for distribution from third parties and distributes films on behalf of third parties. In some cases, Paramount co-finances or co-distributes certain motion pictures with third parties, including other studios. Paramount distributes some motion pictures worldwide, and for others, a third party may distribute a picture in certain territories. Paramount also enters into film financing arrangements from time to time under which third parties participate in the financing of the production costs of a film or slate of films, typically in exchange for a partial copyright interest.

For domestic distribution, Paramount generally performs its own marketing and distribution services for theatrical and home entertainment releases. In the domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States on or after January 1, 2008 are generally exhibited on EPIX. Paramount also distributes films domestically in the other distribution windows and on various digital platforms. Warner Bros. Home Entertainment Group (“Warner Brothers”) distributes certain physical DVD and Blu-ray discs relating to certain Paramount catalog titles.

In international markets, Paramount, through its international affiliates, generally distributes its motion pictures for theatrical release through its own distribution operations or, in some countries, through United International Pictures (“UIP”), a company that we and an affiliate of Universal Studios, Inc. (“Universal”) own jointly. Paramount distributes its theatrical releases through Universal in four territories and through Sony Releasing in one territory. Additionally, Paramount distributes Universal’s motion pictures theatrically in one territory. Paramount also distributes Universal’s home entertainment product in three territories, and Universal distributes Paramount’s home entertainment product in two territories. In July 2013, Paramount and Twentieth Century Fox launched a joint venture to distribute their home entertainment product in Sweden, Denmark, Norway and Finland. Paramount’s home entertainment group continues to assess other possibilities for further efficiencies in international markets.

Producing, marketing and distributing a motion picture can involve significant costs, and can also cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until well after its theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.

Paramount’s key 2013 releases are discussed below.

•

Theatrical Releases. In fiscal year 2013, the Filmed Entertainment segment theatrically released in domestic and/or international markets World War Z, Star Trek Into Darkness, G.I. Joe: Retaliation, DreamWorks Animation’s Rise of the Guardians, Hansel and Gretel: Witch Hunters, Jack Reacher, Flight, Paranormal Activity 4, Pain and Gain and The Guilt Trip, among others. Paramount’s fiscal year 2014 slate is expected to include Transformers: Age of Extinction, Teenage Mutant Ninja Turtles, The Wolf of Wall Street, Jack Ryan: Shadow Recruit, Anchorman: The Legend Continues, Noah, Paranormal Activity: The Marked Ones, Jackass Presents: Bad Grandpa and Nebraska, among others.

•	Film Library. Paramount has an extensive library consisting of approximately 1,200 motion picture titles produced by Paramount and acquired rights to approximately 2,200 additional motion pictures and a small number of television programs. The library includes many Academy Award winners such as Titanic, Braveheart, Forrest Gump, An Inconvenient Truth, There Will Be Blood and such classics as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, as well as successful franchises such as Transformers, Star Trek, Mission: Impossible, Indiana Jones and The Godfather.

•

Home Entertainment Releases. Key home entertainment releases in fiscal year 2013 included DreamWorks Animation’s Madagascar 3 and Rise of the Guardians, World War Z, Star Trek Into Darkness, Jack Reacher, Flight, Hansel and Gretel: Witch Hunters and Paranormal Activity 4, among others. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central, BET and CBS.

•

Television Licensing. Key titles made available in fiscal year 2013 included DreamWorks Animation’s Madagascar 3, The Dictator, Marvel’s The Avengers, Mission: Impossible – Ghost Protocol, The Devil Inside and Hugo, among others.

•	Digital Licensing and Entertainment. Paramount licenses its films worldwide to digital platforms. Paramount also develops and distributes original content for launch on digital distribution platforms worldwide, including the Emmy-nominated series Burning Love on Yahoo! TV. Key projects in fiscal year 2013 included giving movie fans access to sharing movie clips with friends through VooZoo on Facebook and offering a growing body of current and classic movies, and interactive gaming apps, through digital distribution sites like iTunes.

Key Agreements

In April 2013, Paramount and CBS extended the agreement under which Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis until June 2015. The parties have the option to further extend the term under certain circumstances.

In October 2012, Paramount entered into an agreement effective January 1, 2013 with Warner Bros. for exclusive rights to physical DVD and Blu-ray disc distribution in North America of approximately 700 catalog titles from the Paramount film library, for which Paramount receives guaranteed and performance-based compensation. The initial term of the agreement is three years with extensions obtainable under certain circumstances. In addition, the agreement will make Paramount’s UltraViolet film offerings available on a non-exclusive basis through Flixster, the Warner Bros. movie streaming and discovery service. Paramount retains all digital rights for its titles, including electronic sell-through, video-on-demand and subscription video-on-demand.

In January 2006, Paramount, DreamWorks and certain of their international affiliates entered into a seven-year agreement with DreamWorks Animation for certain exclusive distribution rights to, and home video fulfillment services for, the animated films produced by DreamWorks Animation, for which Paramount received certain fees. Paramount released a total of 14 DreamWorks Animation films under the agreement, including one in fiscal year 2013. The agreement expired on December 31, 2012. We continue to retain distribution rights to the films we distributed theatrically.

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

SOCIAL RESPONSIBILITY

Viacom is committed to acting responsibly and proactively in the global community. Our social responsibility is an integral part of our day-to-day operations and is inextricably linked to our core business. Our commitment to social responsibility leverages the power of our brands and the strength of our audience relationships to drive action on the issues that are most important to our partners, employees, audiences, shareholders and communities alike. Viacom’s social responsibility initiatives live within Viacommunity, the umbrella for Viacom’s companywide commitment to its communities. Impact initiatives and community efforts are driven by the Viacom Corporate Responsibility Council (VCRC), comprised of leaders across every brand who shape the Company’s social efforts and numerous pro-social partnerships around the globe.

Viacom engages, inspires and empowers audiences with a vast array of programs in the areas of education, health and wellness, the environment and citizenship. A full list of and detailed information about each of our social responsibility initiatives is available at www.viacommunity.com. Following are just a few examples:

Get Schooled
•	In partnership with Viacom, Get Schooled leverages the power of pop culture to inspire and empower students to graduate from high school and succeed in college.

MTV Staying Alive Foundation
•	Viacom International Media Networks’ Emmy Award-winning MTV Staying Alive Foundation engages in fighting the stigma, spread and threat of the HIV and AIDS epidemic through inspiring grantee projects around the world.

A Thin Line
•	MTV’s A Thin Line works to empower youth to identify, respond to and stop the spread of digital abuse in their lives and among their peers.

VH1 Save The Music Foundation
•	The VH1 Save the Music Foundation is a non-profit organization dedicated to restoring instrumental music education in America's public schools, and raising awareness about the importance of music as part of each child's complete education.

CMT One Country
•	CMT One Country harnesses the collective power of individual actions, promoting civic partnership and inspiring CMT viewers to bring about important change in their communities.

Nickelodeon’s The Big Help
•	Nickelodeon’s The Big Help engages kids to make a difference in the world by moving their bodies and minds to impact their communities and planet, through events such as its annual Worldwide Day of Play.

Comedy Central Address the Mess
•	Comedy Central’s Address the Mess educates the Comedy Central audience about the problems of pollution and provides practical ways to help.

Hire a Veteran
•	SPIKE’s Hire a Veteran provides tools to help veterans transition to the civilian workforce and salutes companies that provide opportunities to veterans.

Rap-It-Up
•	BET’s Emmy Award-winning Rap-It-Up informs, educates and empowers African-American men and women about HIV/AIDS.

Green. It’s Paramount to Us.
•	Paramount’s Green. It’s Paramount to Us. encourages eco-friendly behavior and business practices in the workplace.

REGULATION AND PROTECTION OF OUR INTELLECTUAL PROPERTY

We are fundamentally a media content company, so the trademark, copyright, patent and other intellectual property laws that protect our brands and entertainment content are of paramount importance to us. See the section entitled “INTELLECTUAL PROPERTY” below for more information on our brands. Our businesses and the intellectual property they create or acquire are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, and our international rights and operations are subject to laws and regulations of local countries and pan-national bodies such as the European Union (“EU”). The laws and regulations affecting our businesses are constantly subject to change as are the protections that those laws and regulations afford us. The discussion below does not describe all present and proposed laws and regulations affecting our businesses and other factors could arise or increase in importance.

Certain Regulations Affecting Media Networks

Net Neutrality

In December 2010, the Federal Communications Commission (the “FCC”) adopted “net neutrality” rules that, subject to certain exceptions, prohibit broadband Internet Service Providers (“ISPs”) from blocking lawful content, applications, services and devices, and prohibit certain kinds of discrimination against lawfully transmitted content. Under the rules, ISPs are not prohibited from taking action to address unlawful activity such as copyright theft (see more on copyright theft below). The rules took effect on November 20, 2011, though the anti-discrimination provisions are being challenged in litigation brought by certain ISPs in the United States Court of Appeals for the District of Columbia Circuit. If such anti-discrimination rules were to be struck it could affect our costs associated with streaming content to consumers, as cable programmers and other “last mile” ISPs could charge for the use of bandwidth.

Children’s Programming

Since 1990, federal legislation and FCC rules have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. In 2006, the FCC amended its rules to limit the display of certain commercial website addresses during children’s programming. Some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the federal Interagency Working Group on Food Marketed to Children requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens. The proposed guidelines were not finalized. In 2013, the White House hosted a summit to encourage voluntary efforts to limit food marketing to children. If these or other similar guidelines are implemented by food and beverage marketers, they could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming targeted to children and teens. OFCOM, the UK’s independent regulator and competition authority for the UK communications industries, has restricted television advertising for foods and drinks high in fat, salt and sugar in and around programming of significant appeal to children and teens ages 15 years and under. Other governments are considering or have already implemented restrictions similar to those in the UK, including Ireland, Peru, Chile, Brazil, Mexico, Singapore and Australia.

Children’s Privacy

Various other laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection of personal information online from children under 13 years of age by operators of websites or online services. Effective July 1, 2013, the Federal Trade Commission adopted revisions to COPPA to clarify the scope of the regulation in an effort to further strengthen its protections. We have been required to limit some functionality on our websites and apps as a result of these regulations. Such regulations also limit the types of advertising we are able to sell on these sites and apps, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.

Program Access

Under the U.S. Communications Act of 1934, as amended (the “Communications Act”), vertically integrated cable programmers are generally prohibited from entering into exclusive distribution arrangements or offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations promulgated by the FCC. Our wholly owned program services are not currently subject to the program access rules. Because we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of the program access rules, and therefore the businesses and conduct of CBS Corporation could have the effect of making us subject to the rules. If we were to become subject to the program access rules, our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected.

Territorial Licensing in the European Union, and Consultation on EU Copyright Directive Review

In October 2011, the Court of Justice of the European Union (“CJEU”) found that the UK Football Association Premier League’s exclusive territorial licenses granted to broadcasters were contrary to EU law (including the EU competition rules) because they contained clauses that partitioned national markets by conferring absolute territorial protection. While the decision was limited to sports programming (soccer games), which the CJEU held not to be copyrightable matter, it may provide encouragement to European regulators who want to attempt to expand the impact of the ruling from non-copyrightable works to apply equally to copyrightable works, such as film and television productions. If, in the future, European regulators were to limit or preclude EU country-by-country licensing of content, our existing and future licensing practices in the EU for both our Media Networks and Filmed Entertainment segments could be affected.

In February 2013, the European Commission began a review of licensing practices among the media and telecommunications industries – known as the “Licences for Europe Consultation” – in an effort to stimulate discussion and proposed alternatives in the areas of cross-border access and the portability of services, user-generated content and licensing for small-scale users of protected material, audiovisual sector and cultural heritage institutions, and text and data mining for scientific research purposes. Viacom is participating in these discussions and serves as an industry representative in the discussion focused on cross-border access and the portability of services. The European Commission’s review is expected to continue through the end of 2013.

The outcome of the Licences for Europe Consultation, along with a European Commission study into the economics underpinning territorial distribution, will inform the European Commission’s forthcoming consultation on whether to open the EU Copyright Directive for formal review. New exceptions and limitations to copyright are also under consideration. The consultation is expected to be published in the first half of 2014.

Certain Regulations Affecting Filmed Entertainment

In addition to the possible impact of the October 2011 CJEU decision on territorial licensing in the EU discussed in the preceding section, numerous countries around the world impose restrictions on the number and nature of films that may be distributed in that country. Such regulations in China have the greatest impact, as only 34 foreign films can be distributed annually on a revenue share basis based on box office performance. Those films are selected by relevant authorities in China (the quota was raised in 2012 from 20 films to 34 films as part of a settlement of ruling by the World Trade Organization).

Protecting our Content from Copyright Theft

The unauthorized reproduction, distribution or exhibition of copyrighted material interferes with the market for copyrighted works and disrupts our ability to create, distribute and monetize our content. The theft of motion pictures, television and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. Where possible, we make use of technological protection tools, such as encryption, to protect our content. We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring online destinations that distribute our content and sending takedown notices in appropriate circumstances; using filtering technologies employed by some user-generated content sites; and pursuing litigation and referrals to law enforcement against websites and online services that distribute or facilitate the distribution of our content without authorization. We also are actively engaged in educational outreach to the creative community, labor unions, state and federal government officials and other stake holders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activity on a worldwide basis.

Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content theft and technological tools with which to carry it out continue to escalate. The failure to obtain enhanced legal protections and enforcement tools could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value and further increase the costs of enforcing our rights as we continue to expend substantial resources to protect our content.

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, MTV®, MTV2®, mtvU®, VH1®, VH1 Classic™, CMT®, Palladia®, Logo®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, NickMom™, Comedy Central®, TV Land®, SPIKE®, BET Networks®, BET®, CENTRIC®, BET Gospel®, BET Hip Hop®, BET.com®, BET Mobile®, Tr3s®, VIVA™, Paramount Channel™, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™, Paramount Animation™, Paramount Television™ and other domestic and international program services and digital properties.

EMPLOYEES AND LABOR MATTERS

As of September 30, 2013, we employed approximately 10,000 full-time and part-time employees worldwide, and had approximately 350 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.

We engage the services of writers, directors, actors and other employees who are subject to collective bargaining agreements. The expiration date for the collective bargaining agreement with the Writers Guild of America is May 1, 2014. The expiration date for the collective bargaining agreements with each of the Directors Guild of America, Inc. and the Screen Actors Guild (now SAG-AFTRA) is June 30, 2014. Negotiations with the three different Guilds will occur in the upcoming months. Any labor dispute with the organizations that represent these parties could disrupt our operations and reduce our revenues.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Financial and other information by reporting segment and revenues by geographic area for fiscal years 2013, 2012 and 2011 are set forth in Note 16 to our Consolidated Financial Statements.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described in our news releases and filings with the SEC, including but not limited to our reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial condition and results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Our Success is Dependent upon Measured Audience Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict

The production and distribution of programming, motion pictures and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. In addition, the quality and acceptance of competing entertainment content, increasing online, mobile and app offerings, availability of alternative forms of entertainment and leisure time activities, piracy and general economic conditions affect the audience for our content.

In our Media Networks business, our advertising revenues typically are a product of audience size and pricing, which reflect market conditions. Depending on the success of our programming at any given time, one or more of our cable networks can experience ratings fluctuations that negatively affect our advertising revenues. Low audience ratings can also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential. In addition, consumer acceptance of our brands and programming has a significant impact on the revenues we are able to generate from consumer products, home entertainment and other licensing activities. Similarly, the acceptance of our brands and programs internationally impacts our success, including our ability to expand our presence abroad.

In our Filmed Entertainment business, the theatrical performance of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as home entertainment, television, digital and licensed consumer products. Consumer acceptance of our brands, entertainment content and retail offerings is key to the success of our business and our ability to generate revenues.

Changes in Consumer Behavior Resulting from New Technologies and Distribution Platforms May Affect Our Viewership and Profitability in Unpredictable Ways

Technology and business models in our industry continue to evolve rapidly. New consumer behaviors related to changes in content distribution affect our economic model and viewership in ways that are not entirely predictable.

In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors, and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of DVDs and Blu-ray discs. Each distribution model has different risks and economic consequences for us so the rapid evolution of consumer preferences has economic consequences that are not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows.

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

Our Businesses Operate in Highly Competitive Industries

Companies in the cable networks, motion picture and digital industries depend on audience acceptance of content, appeal to advertisers and solid distribution relationships. Competition for content, audiences, advertising and distribution is intense and comes from broadcast television, other cable networks, online and mobile properties, movie studios and independent film producers and distributors, among other entertainment outlets, as well as from search, program guides and “second screen” applications. Competition also comes from pirated content.

Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs and films, adapt to new technologies and distribution platforms, and achieve widespread distribution for our content. More content consumption options increase competition for viewers as well as for programming and creative talent which can decrease our audience ratings, and therefore potentially our advertising revenues, as well as increase our costs. In addition, our competitors include market participants with interests in multiple media businesses which are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, ISPs and other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Theft of Our Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming, Motion Pictures and Other Entertainment Content and Adversely Affect Our Businesses and Profitability

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment product, television programming, digital content and other intellectual property has the potential to significantly affect us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States and/or that lack effective enforcement of such measures. The interpretation of copyright, privacy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux, and some methods of copyright enforcement have encountered political opposition. The failure to strengthen and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.

Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and motion pictures, and intentional or unintentional acts could result in unauthorized access to our content. The increasing use of digital formats and technologies heightens this risk. Unauthorized access to our content could result in the premature release of motion pictures or television shows as well as a reduction in legitimate audiences, which are likely to have significant adverse effects on the value of the affected programming.

Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels and inhibits our ability to recoup or profit from the costs incurred to create such works. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.

Global Economic Conditions May Have an Adverse Effect on Our Businesses

Economic conditions affect a number of aspects of our businesses worldwide, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment sales, television licensing and sales of consumer products. Economic conditions can impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. They can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. In addition, increased unemployment and declines in consumer spending can reduce sales of our retail products. General worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.

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

In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.

Advertising sales are dependent on audience measurement, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.

Advertising expenditures may also be affected by political, social or technological change. For example, Federal legislators and regulators have proposed voluntary guidelines on advertising to children in an effort to combat unhealthy eating and childhood obesity, and have considered imposing limitations on the marketing of certain movies and regulating product placement and other program sponsorship arrangements. The threat of regulatory action or increased scrutiny has deterred certain advertisers from advertising on our networks and this effect could worsen.

Increased Costs for Programming, Motion Pictures and Other Rights, as Well as Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet

In our Media Networks segment, we have historically produced a significant amount of original programming and other content and continue to invest in this area. The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which are significant. We also acquire programming, motion pictures and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Further, rapid changes in consumer behavior have increased the risk associated with acquired programming, which typically is acquired pursuant to multi-year agreements.

The accounting for the expenses we incur in connection with our programming, motion pictures and other content requires that we make judgments about the potential success and useful life of the program or motion picture. If our estimates prove to be incorrect, we may be forced to accelerate our recognition of the expense and/or write down the value of the asset. For example, we estimate the ultimate revenues of a motion picture before it is released based on a number of factors. Upon a film’s initial domestic theatrical release and performance, we update our estimate of ultimate revenues based on actual results. If it is not received favorably, we may reduce our estimate of ultimate revenues, thereby accelerating the amortization of capitalized film costs. Similarly, if we determine it is no longer advantageous for us to air a program on our networks, we would accelerate our amortization of the program.

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

Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Motion Pictures and Other Programming and on Seasonal Factors

Our revenues, expenses and operating results fluctuate due to the timing, mix, number and availability of our theatrical motion pictures, home entertainment releases and programs for licensing. For example, our operating results may increase or decrease during a particular period due to differences in the number and/or mix of films released compared to the corresponding period in the prior year and the timing of delivery of programming to television and digital distributors. Our operating results also fluctuate due to the timing of the recognition of marketing expenses, which are typically largely incurred prior to the release of motion pictures and home entertainment product, with the recognition of related revenues in later periods.

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

Changes in U.S. or Foreign Communications Laws, Laws Affecting Intellectual Property Rights or Other Regulations May Have an Adverse Effect on Our Business

Our program services and online, mobile and app properties are subject to a variety of laws and regulations, including those relating to intellectual property, content regulation, user privacy, data protection and consumer protection, among others. For example, there are various laws and regulations intended to protect the interests of children, including limits on the amount and content of advertising that may be shown during children’s programming and measures designed to protect the privacy of minors, which affect our Nickelodeon businesses in particular. In addition, the U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations or ownership of our U.S. media properties. For example, if our programming services are required to be offered on an “á la carte” or tiered basis, we could experience high costs, reduced distribution of our program services, perhaps significantly, and loss of viewers on some or all of our channels. Further, Congress has initiated hearings to consider significant changes in copyright law. Our businesses could be affected by any such new laws and regulations, or the threat that additional laws or regulations may be forthcoming.

In addition, the interpretation of existing laws by courts and regulators can have a significant effect on our business. Our businesses are also impacted by the laws and regulations of the foreign jurisdictions in which we, or our partners, operate, including quotas, tax regimes and currency restrictions. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices, which could impact our ability to generate revenues. Laws in some non-U.S. jurisdictions differ in significant respects from those in the United States, and the enforcement of such laws can be inconsistent and unpredictable. This could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business.

Changes to our Business Could Result in Future Costs or Charges

We periodically adjust our business strategy in response to particular events and circumstances, including the business environment, industry changes, technological developments, competitive factors and economic conditions. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, businesses or assets, and there can be no assurance that these actions will not be disruptive to our ordinary business activities. In addition, external events, such as changes in macro-economic conditions, conditions in our markets or increases in costs, could reduce our revenues and negatively affect the value of our assets. Such events could result in restructuring and other charges, including the impairment of certain assets, programming write-downs and/or the incurrence of additional costs.

The Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon our affiliation agreements with cable television, direct-to-home satellite television and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services. We have agreements in place with the major cable and satellite distributors and online content distributors, but there can be no assurance that these agreements will be renewed in the future on terms, including pricing, acceptable to us. The loss of a significant number of these arrangements, or the loss of carriage on the most widely available cable and satellite programming tiers, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from advertising and affiliate fees. In addition, as these affiliate agreements have grown in complexity, the number of disputes regarding the interpretation of the agreements has grown, resulting in greater uncertainty and, from time to time, costly litigation to enforce our rights.

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

We Could Be Adversely Affected by Strikes and Other Union Activity

We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. The expiration date for the collective bargaining agreement with the Writers Guild of America is May 1, 2014, and the expiration date for the collective bargaining agreements with each of the Directors Guild of America, Inc. and SAG-AFTRA is June 30, 2014. Negotiations with the three Guilds will occur in the upcoming months. Any labor disputes may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs.

International Political and Economic Risks Could Harm Our Financial Condition

Our businesses operate and have customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export and market access restrictions, censorship, currency exchange controls and/or fluctuations, taxation rules and procedures, tariffs or other trade barriers, permit requirements, longer payment cycles, corruption and, in some markets, increased risk of political instability. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively, which may cause results to fluctuate. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by economic conditions than the United States. For example, certain European countries have recently experienced significant economic downturns and related political turmoil and our operations in those regions could be significantly impacted by, among other things, reduced sales of our retail products and sharp foreign exchange movements. We also may incur substantial costs as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions. In addition, acts of terrorism or other hostilities, or other financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in the Disclosure of Confidential Information, Disruption of Our Programming and Motion Picture Services, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our and our users’ proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming and motion pictures. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.

The Failure, Destruction and/or Breach of Satellites and Facilities that We Depend Upon to Distribute Our Programming Could Adversely Affect Our Business and Results of Operations

We use satellite systems to transmit our program services to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted as a result of local events, such as extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. Failure to do so could have a material adverse effect on our business and results of operations. There can be no assurance that such failure or breach would not have an adverse effect on our financial condition.

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

We, NAI and CBS Corporation, and our Respective Businesses, Are Attributable to Each Other for Certain Regulatory Purposes Which May Limit Business Opportunities or Impose Additional Costs

So long as we, NAI and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, certain rules under the Employee Retirement Income Security Act of 1974 and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us, including limitations to which we contractually agreed in connection with our separation from CBS Corporation, or may impose additional costs on us.

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

Viacom Media Networks

•

In addition to occupying space at 1515 Broadway in New York, we lease the following major office facilities: (a) approximately 400,000 square feet at 345 Hudson Street, New York, New York, through 2022, (b) approximately 175,000 square feet at two facilities in Santa Monica, California, under leases that expire between 2016 and 2017 and (c) approximately 278,000 square feet at 1540 Broadway, New York, New York, through 2021. Viacom Media Networks’ Network Operations Center in Hauppauge, New York contains approximately 65,000 square feet of floor space on approximately 9 acres of land, and its Global Business Services Center in Franklin, Tennessee contains approximately 23,000 square feet of office space under a lease that expires in 2017.

•	The Nickelodeon Animation Studio in Burbank, California contains approximately 140,000 square feet of studio and office space, under leases that expire between 2014 and 2018.

•	CMT’s headquarters in Nashville, Tennessee occupies approximately 86,000 square feet of space for its executive, administrative and business offices and its studios, under leases expiring in 2020.

•

BET’s headquarters at One BET Plaza in Washington, D.C. contains approximately 192,000 square feet of office and studio space, the majority of which is leased pursuant to ground leases through 2014 (with three 15-year renewal options) and the balance of which is owned.

•

Internationally, Viacom Media Networks (i) leases approximately 84,000 square feet of space in Berlin through a lease expiring in 2017 and (ii) occupies approximately 115,000 square feet of space at its owned and leased Hawley Crescent facilities in London.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. In April 2013, the District Court granted Google’s renewed motion for summary judgment. We have appealed the District Court’s decision back to the Second Circuit where briefing, including the submission of amicus briefs, is underway.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. In December 2011, the resolution accountants in the private dispute resolution process concluded that we owed an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. In the same month, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them, and we recorded a reserve of $383 million in the quarter ended December 31, 2011. We paid $84 million of this amount plus accrued interest of $3 million in the quarter ended June 30, 2012. In August 2012, the former shareholders’ motion for summary judgment affirming the decision of the resolution accountants was granted. In September 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On July 16, 2013, the Delaware Supreme Court affirmed the decision of the Chancery Court, and on August 6, 2013, we paid the shareholder representative approximately $327 million, which included interest and was fully reserved, in full satisfaction of the judgment.

In addition, in December 2010, the shareholder representative filed a lawsuit in the Delaware Court of Chancery seeking the release of approximately $13 million that was being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. In May 2011, we filed a motion to dismiss a portion of the shareholder representative’s lawsuit that related to certain other claims as meritless, and in November 2011, the court dismissed those claims. In December 2012, the Delaware Chancery Court granted the shareholder representative’s motion for summary judgment on our indemnification claims. On October 7, 2013, the Delaware Supreme Court affirmed the decisions of the Chancery Court.

In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, and Cablevision itself has advocated for the legality of such arrangements as a party in a recent federal case. We believe the lawsuit is without merit and filed a motion to dismiss on May 8, 2013. On July 12, 2013, Cablevision filed an amended complaint, and on August 23, Viacom once again moved to dismiss the action. Briefing on the motion is underway; in the meantime, discovery in the action has been stayed.

In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any overpayment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. The District Court granted our motion to dismiss the complaint on July 16, 2013. On July 31, 2013, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Third Circuit, and briefing on the appeal is now underway.

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Multi-Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in California state court against Paramount and DW Studios asserting a variety of claims in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012. In early January 2013, the parties settled the dispute and Paramount re-acquired all of the Melrose 2 investors’ remaining interests in the film slate.

Item 4. Mine Safety Disclosures.

Not applicable.

OUR EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	90	Executive Chairman of the Board and Founder
Philippe P. Dauman	59	President and Chief Executive Officer; Director
Wade Davis	40	Executive Vice President, Chief Financial Officer
Thomas E. Dooley	57	Senior Executive Vice President and Chief Operating Officer; Director
Carl D. Folta	56	Executive Vice President, Corporate Communications
Michael D. Fricklas	53	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	49	Senior Vice President, Controller
DeDe Lea	48	Executive Vice President, Government Relations
Scott Mills	45	Executive Vice President, Human Resources and Administration

Information about each of our executive officers is set forth below.

Sumner M. Redstone	Mr. Redstone has been our Executive Chairman of the Board of Directors and Founder since January 1, 2006. He has also served as Executive Chairman and Founder of CBS Corporation since January 1, 2006. He was Chairman of the Board of former Viacom Inc. (“Former Viacom”), which is now known as CBS Corporation, beginning in 1987 and Chief Executive Officer of Former Viacom from 1996 to 2005. He has been Chairman of the Board of National Amusements, Inc., our controlling stockholder, since 1986, its Chief Executive Officer since 1967 and also served as its President from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. He has been a frequent lecturer at universities, including Harvard Law School, Boston University Law School and Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, he served as law secretary with the U.S. Court of Appeals and then as a special assistant to the U.S. Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan’s high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty, and the Army Commendation Award.

Philippe P. Dauman	Mr. Dauman has been our President and Chief Executive Officer since September 2006 and a member of our Board of Directors since January 1, 2006, having previously served as a director of Former Viacom since 1987. Mr. Dauman was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman and member of its Executive Committee. Mr. Dauman is also a director of National Amusements, Inc. and has served as a director of Lafarge S.A. since 2007.

Wade Davis	Mr. Davis has been our Executive Vice President, Chief Financial Officer since November 27, 2012. Prior to that, he served as Executive Vice President, Strategy and Corporate Development beginning in August 2009, as Senior Vice President, Mergers & Acquisitions and Strategic Planning from January 2007 to August 2009 and as Senior Vice President of Mergers & Acquisitions beginning January 1, 2006. Prior to joining Viacom, Mr. Davis was an investment banker in the technology and media sectors for more than a decade.

Thomas E. Dooley	Mr. Dooley has been our Senior Executive Vice President since September 2006, our Chief Operating Officer since May 2010 and a member of our Board of Directors since January 1, 2006. He served as our Chief Administrative Officer from September 2006 to May 2010 and as our Chief Financial Officer from January 2007 to September 2010. Mr. Dooley was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at Former Viacom, which he first joined in 1980, including Deputy Chairman and member of its Executive Committee. Mr. Dooley served as a director of Sapphire Industrials Corp. from 2007 to 2010.

Carl D. Folta	Mr. Folta has been our Executive Vice President, Corporate Communications since November 2006. Prior to that, he served as Executive Vice President, Office of the Chairman beginning January 1, 2006. He has served in senior communications positions with the Company since April 1994 and was appointed Executive Vice President, Corporate Relations, of Former Viacom in November 2004. Mr. Folta held various communications positions at Paramount Communications Inc., a predecessor, from 1984 to 1994.

Michael D. Fricklas	Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of Former Viacom beginning in May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Former Viacom in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

Katherine Gill-Charest	Ms. Gill-Charest has been our Senior Vice President, Controller and Chief Accounting Officer since October 1, 2010. Prior to that, she was Senior Vice President, Deputy Controller beginning in April 2010 and Vice President, Deputy Controller from May 2007 to April 2010. Prior to joining Viacom, Ms. Gill-Charest served as Chief Accounting Officer of WPP Group USA from November 2005 to May 2007 and as its Vice President, Group Reporting from February 2001 to November 2005.

DeDe Lea	Ms. Lea has been our Executive Vice President, Government Relations since January 1, 2006. Previously, she was Senior Vice President, Government Relations of Former Viacom beginning in September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Scott Mills	Mr. Mills has been our Executive Vice President, Human Resources and Administration since October 1, 2012. Previously, he was President and Chief Operating Officer of BET Networks beginning in July 2007. Prior to that, he served as President of Digital Media for BET Networks from August 2006 to July 2007 and as Chief Financial Officer of BET Networks beginning in 2003. He first joined BET Networks in 1997, serving as Senior Vice President of Strategy & Business Development, and served as Executive Vice President and Chief Operating Officer of BET Interactive from 1999 to 2003.

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

	Sales Price
	Low	High
Class A common stock – Fiscal 2013
4th Quarter	$67.44	$85.44
3rd Quarter	$62.10	$71.58
2nd Quarter	$55.20	$66.73
1st Quarter	$48.12	$57.56

Class A common stock – Fiscal 2012
4th Quarter	$47.02	$56.32
3rd Quarter	$49.56	$53.96
2nd Quarter	$50.06	$56.17
1st Quarter	$44.10	$55.64

Class B common stock – Fiscal 2013
4th Quarter	$66.82	$85.22
3rd Quarter	$60.82	$70.91
2nd Quarter	$53.86	$64.71
1st Quarter	$47.61	$56.91

Class B common stock – Fiscal 2012
4th Quarter	$44.85	$55.60
3rd Quarter	$45.32	$49.85
2nd Quarter	$44.89	$49.77
1st Quarter	$35.13	$46.26

During fiscal 2013 and 2012, our Board of Directors declared the following cash dividends to stockholders of record on both our voting Class A common stock and non-voting Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
July 23, 2013	$0.300	September 13, 2013	October 1, 2013
May 22, 2013	$0.300	June 14, 2013	July 1, 2013
January 17, 2013	$0.275	March 15, 2013	April 1, 2013
November 14, 2012	$0.275	December 15, 2012	December 31, 2012

July 24, 2012	$0.275	September 15, 2012	October 1, 2012
May 23, 2012	$0.275	June 15, 2012	July 2, 2012
January 18, 2012	$0.250	March 15, 2012	April 2, 2012
November 9, 2011	$0.250	December 15, 2011	January 3, 2012

As of November 6, 2013, there were 1,581 record holders of our Class A common stock and 24,556 record holders of our Class B common stock.

Performance Graph

The following graph compares the cumulative total stockholder return of our Class A common stock and our Class B common stock with the cumulative total stockholder return of the companies listed in the Standard & Poor’s 500 Index and a peer group of companies comprised of The Walt Disney Company, Twenty-First Century Fox Inc. (News Corporation prior to June 2013), Time Warner Inc., CBS Corporation, Discovery Communications, Inc. and Scripps Network Interactive Inc.

The performance graph assumes $100 invested on December 31, 2008 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the calendar year ended December 31, 2009, the nine months ended September 30, 2010, and the years ended September 30, 2011, 2012 and 2013.

Total Cumulative Stockholder Return

for the Year Ended December 31, 2009, the Nine Months Ended September 30, 2010

and the Years Ended September 30, 2011, 2012 and 2013

	12/31/08	12/31/09	9/30/10	9/30/11	9/30/12	9/30/13
Class A Common	100.00	156.56	200.00	244.75	280.51	437.95
Class B Common	100.00	155.98	190.66	207.78	292.93	463.01
S&P 500	100.00	123.45	126.34	125.26	159.50	186.17
Peer Group	100.00	143.78	159.36	163.68	276.62	381.48

Share Repurchases

On August 1, 2013, we increased the size of our Class B common stock repurchase program from $10.0 billion to $20.0 billion. The following table provides information about our purchases of Viacom Class B common stock during the quarter ended September 30, 2013 under our publicly announced stock repurchase program.

Open Market Purchases	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)
Month ended July 31, 2013	2,529	$71.19	2,529	$12,420
Month ended August 31, 2013	15,747	$79.36	15,747	$11,170
Month ended September 30, 2013	15,399	$82.49	15,399	$9,900

Total	33,675		33,675

(1)	There is no expiration date for the program.

Equity Compensation Plan Information

Information required by this item will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected Consolidated Statement of Earnings data for the years ended September 30, 2013, 2012 and 2011 and the Consolidated Balance Sheet data as of September 30, 2013 and 2012 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings data for the nine months ended September 30, 2010 and the year ended December 31, 2009 and the Consolidated Balance Sheet data as of September 30, 2011 and 2010, and December 31, 2009 have been derived from audited financial statements not included herein.

CONSOLIDATED STATEMENT OF EARNINGS DATA

	Year Ended September 30,			Nine Months Ended September 30, 2010	Year Ended December 31, 2009
(in millions, except per share amounts)	2013	2012	2011

Revenues	$13,794	$13,887	$14,914	$9,337	$13,257
Operating income	$3,836	$3,901	$3,710	$2,207	$3,045
Net earnings from continuing operations (Viacom and noncontrolling interests)	$2,449	$2,385	$2,183	$1,185	$1,655
Net earnings from continuing operations attributable to Viacom	$2,407	$2,345	$2,146	$1,175	$1,678
Net earnings from continuing operations per share attributable to Viacom:
Basic	$4.95	$4.42	$3.65	$1.93	$2.76
Diluted	$4.86	$4.36	$3.61	$1.92	$2.76
Weighted average number of common shares outstanding:
Basic	486.2	530.7	587.3	608.0	607.1
Diluted	494.8	537.5	594.3	610.7	608.3
Dividends declared per share of Class A and Class B common stock	$1.15	$1.05	$0.80	$0.30	$-

CONSOLIDATED BALANCE SHEET DATA

	September 30,				December 31, 2009
(in millions)	2013	2012	2011	2010
Total assets	$23,829	$22,250	$22,801	$22,096	$21,900
Total debt	$11,885	$8,149	$7,365	$6,752	$6,773
Total Viacom stockholders' equity	$5,193	$7,448	$8,644	$9,283	$8,704
Total equity	$5,190	$7,439	$8,633	$9,259	$8,677

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

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview. The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	37

•	Results of Operations. The results of operations section provides an analysis of our results on a consolidated basis and our reportable segment results for the three years ended September 30, 2013. In addition, we provide a discussion of items affecting the comparability of our financial statements.	39

•	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the three years ended September 30, 2013, and of our outstanding debt, commitments and contingencies existing as of September 30, 2013.	50

•	Market Risk. The market risk section discusses how we manage exposure to market and interest rate risks.	57

•	Critical Accounting Policies and Estimates. The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	57

•	Other Matters. The other matters section provides a discussion of related party transactions and agreements.	63

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

OVERVIEW

Summary

We are a leading global entertainment content company that connects with audiences in over 160 countries and territories and creates compelling television programs, motion pictures, short-form video, apps, games, consumer products, social media and other entertainment content.

We operate through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). We define adjusted operating income (loss) for our segments as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and other charges, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.

When applicable, we use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, net earnings from continuing operations attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to the section entitled “Factors Affecting Comparability”.

Media Networks

Our Media Networks segment, which includes brands such as MTV, VH1, CMT, Logo, BET, CENTRIC, Nickelodeon, Nick Jr., TeenNick, Nicktoons, Nick at Nite, Comedy Central, TV Land, SPIKE, Tr3s, Paramount Channel and VIVA, provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content to our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through traditional cable and satellite distribution, on connected TVs, PCs, tablets and other mobile devices, and using apps, browsers and other interfaces.

Our Media Networks segment generates revenues in three categories: (i) the sale of advertising related to our content and marketing services, (ii) affiliate fees from multichannel television service providers, including cable television operators, direct-to-home satellite television operators and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales and licensing of our programming, television syndication and casual gaming.

Demand and pricing for our advertising depends on our ratings and overall market conditions. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming and performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, typically being highest in the first quarter of our fiscal year, and due to the timing of significant programming events, such as awards shows or premieres.

Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of our affiliate agreements are staggered. Digital distribution agreements typically provide for one or more dates upon which each program becomes available for distribution on the digital platform. Revenue from these arrangements is recognized upon program availability and fluctuates depending on the initial availability of the programs licensed.

Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses are comprised of costs related to original and acquired programming, including programming amortization, expenses associated with the distribution of home entertainment products and consumer products licensing, participation fees, integrated marketing expenses and other costs of sales. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.

Filmed Entertainment

Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands.

In general, motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows, through download-to-own, download-to-rent, DVDs and Blu-ray discs, video-on-demand, pay television and subscription video-on-demand, broadcast television, basic cable television and syndicated television and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).

Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content distributed on behalf of Viacom and third parties, (iii) licensing of film exhibition rights to television services, including video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television and (iv) ancillary revenues from licensing of film exhibition rights to digital platforms, providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

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

While the physical home entertainment industry continues to experience softness as consumer spending migrates from purchases of physical product to consumption via digital formats, the rate of decline has slowed compared to prior years.

Filmed Entertainment segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization. Operating expenses principally include the amortization of film costs of our released feature films (including participations and residuals), print and advertising expenses and other distribution costs. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets.

RESULTS OF OPERATIONS

Year ended September 30, 2013 vs. 2012

Consolidated Results of Operations

Our summary consolidated results of operations are presented below for the years ended September 30, 2013 and 2012.

	Year Ended September 30,		Better/(Worse)
(in millions, except per share amounts)	2013	2012	$	%
Revenues	$13,794	$13,887	$(93)	(1)%
Operating income	3,836	3,901	(65)	(2)
Adjusted operating income	3,942	3,901	41	1
Net earnings from continuing operations attributable to Viacom	2,407	2,345	62	3
Adjusted net earnings from continuing operations attributable to Viacom	2,316	2,264	52	2
Diluted EPS from continuing operations	4.86	4.36	0.50	11
Adjusted diluted EPS from continuing operations	$4.68	$4.21	$0.47	11%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenues

Worldwide revenues decreased $93 million, or 1%, to $13.794 billion in the year ended September 30, 2013. Filmed Entertainment revenues decreased $538 million, principally due to lower revenues across the distribution windows reflecting the number and mix of films, partially offset by higher ancillary revenues. Media Networks contributed a partially offsetting increase in revenues of $462 million principally reflecting higher affiliate fees and advertising revenues.

Operating Income

Adjusted operating income increased $41 million, or 1%, to $3.942 billion in the year ended September 30, 2013. Media Networks adjusted operating income increased $207 million, reflecting higher revenues, partially offset by our continuing investment in original content. Filmed Entertainment adjusted operating income decreased $91 million, reflecting lower contribution from prior period releases and catalog, partially offset by higher ancillary revenues. Corporate expenses increased 31% in the period, primarily due to higher deferred compensation costs reflecting our increased stock price, as well as higher incentive compensation costs and professional fees. Adjusted results for 2013 exclude the impact of $106 million of restructuring and other charges. Including the impact of the current year restructuring and other charges, operating income decreased $65 million, or 2%.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $52 million, or 2%, to $2.316 billion in the year ended September 30, 2013, principally due to the increase in tax-effected adjusted operating income described above and a lower effective income tax rate. Our effective income tax rate was 32.9% in 2013, as compared with 34.0% in 2012, excluding the impact of discrete tax items. The decrease in the effective income tax rate is principally due to a change in the mix of domestic and international income. Adjusted diluted EPS from continuing operations increased $0.47 per diluted share to $4.68, principally reflecting fewer outstanding shares and the increase in earnings described above. Including gains from the sales of our 20% interest in HBO Pacific Partners, V.O.F. (“HBO Pacific Partners”) and our 22.5% interest in LAPTV, LLC (“LAPTV”) and restructuring and other charges in the current year, the loss on extinguishment of debt in the prior year, and discrete taxes in both years, net earnings from continuing operations attributable to Viacom increased $62 million, or 3%, and diluted EPS from continuing operations increased $0.50 per diluted share to $4.86.

Discontinued Operations, Net of Tax

The $12 million loss from discontinued operations in 2013 primarily reflects interest on the earn-out dispute with the former shareholders of Harmonix Music Systems Inc. (“Harmonix”), a developer of music-based games, and the $364 million loss in 2012 principally reflects a $383 million pre-tax charge related to the dispute.

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

(continued)

Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2013	2012	$	%

Revenues by Component
Advertising	$4,855	$4,756	$99	2%
Affiliate fees	4,245	3,889	356	9
Ancillary	556	549	7	1

Total revenues by component	$9,656	$9,194	$462	5%

Expenses
Operating	$3,405	$3,186	$(219)	(7)%
Selling, general and administrative	2,011	1,975	(36)	(2)
Depreciation and amortization	144	144	-	-

Total expenses	$5,560	$5,305	$(255)	(5)%

Adjusted Operating Income	$4,096	$3,889	$207	5%

Revenues

Worldwide revenues increased $462 million, or 5%, to $9.656 billion in the year ended September 30, 2013, driven primarily by higher affiliate fees and advertising revenues. Domestic revenues were $8.264 billion, an increase of $473 million, or 6%. International revenues were $1.392 billion, a decrease of $11 million, or 1%, with 1 percentage point of decline resulting from foreign exchange.

Advertising

Worldwide advertising revenues increased $99 million, or 2%, to $4.855 billion in the year ended September 30, 2013. Domestic advertising revenues increased 3%, as ratings trends and strong marketplace demand in the second half of the year drove an increase in the volume of commercial units. International advertising revenues decreased 4%, reflecting economic conditions in Europe earlier in the year and lower revenues from production and promotional events, with 1 percentage point of the decline resulting from foreign exchange.

Affiliate Fees

Worldwide affiliate fees increased $356 million, or 9%, to $4.245 billion in the year ended September 30, 2013. Domestic affiliate revenues increased 10%, principally reflecting rate increases, and including the benefits of digital distribution arrangements. International revenues increased 4%, primarily driven by growth in subscribers and rate increases. Foreign exchange had a 1-percentage point unfavorable impact on international revenues in the year ended September 30, 2013.

Expenses

Media Networks segment expenses increased $255 million, or 5%, to $5.560 billion in the year ended September 30, 2013, principally driven by higher operating expenses.

Operating

Operating expenses increased $219 million, or 7%, to $3.405 billion in the year ended September 30, 2013. Due to our continuing investment in original content, programming costs increased $194 million, or 7%. Distribution and other expenses, including participations related to digital distribution arrangements, increased $25 million, or 7%.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Selling, General and Administrative

SG&A expenses increased $36 million, or 2%, to $2.011 billion in the year ended September 30, 2013, principally driven by higher incentive compensation costs.

Adjusted Operating Income

Adjusted operating income increased $207 million, or 5%, to $4.096 billion in the year ended September 30, 2013, principally reflecting higher revenues partially offset by higher operating expenses as discussed above.

Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2013	2012	$	%
Revenues by Component
Theatrical	$1,239	$1,310	$(71)	(5)%
Home entertainment	1,300	1,662	(362)	(22)
Television license fees	1,203	1,394	(191)	(14)
Ancillary	540	454	86	19

Total revenues by component	$4,282	$4,820	$(538)	(11)%

Expenses
Operating	$3,516	$3,935	$419	11%
Selling, general & administrative	443	473	30	6
Depreciation & amortization	89	87	(2)	(2)

Total expenses	$4,048	$4,495	$447	10%

Adjusted Operating Income	$234	$325	$(91)	(28)%

Revenues

Worldwide revenues decreased $538 million, or 11%, to $4.282 billion in the year ended September 30, 2013, principally due to lower revenues across the distribution windows reflecting the number and mix of films, partially offset by higher ancillary revenues. Domestic revenues were $2.021 billion, a decrease of $114 million, or 5%. International revenues were $2.261 billion, a decrease of $424 million, or 16%, with 1 percentage point of decline resulting from foreign exchange.

Theatrical

Worldwide theatrical revenues decreased $71 million, or 5%, to $1.239 billion in the year ended September 30, 2013. Revenues from our current releases were $115 million lower than the prior year. During the year, we released thirteen films, including World War Z, Star Trek into Darkness, G.I. Joe: Retaliation, DreamWorks Animation’s Rise of the Guardians, Hansel and Gretel: Witch Hunters, Jack Reacher, Flight and Paranormal Activity 4, compared to fifteen films in the prior year. The prior year included the release of Mission Impossible – Ghost Protocol and DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted. The decline in revenues from our current releases was partially offset by higher carryover revenues from prior periods of $44 million, principally attributable to Madagascar 3: Europe’s Most Wanted. Domestic and international theatrical revenues decreased 6% and 5%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international theatrical revenues.

Home Entertainment

Worldwide home entertainment revenues decreased $362 million, or 22%, to $1.300 billion in the year ended September 30, 2013, driven by lower carryover and catalog revenues of $284 million, reflecting the prior period release of Transformers: Dark of the Moon and lower revenues from our current year releases of $78 million due

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

to the number and mix of titles released. In the current year, we released fourteen titles, including Madagascar 3: Europe’s Most Wanted, Star Trek into Darkness, Rise of the Guardians, G.I. Joe: Retaliation, World War Z, Jack Reacher, Hansel and Gretel: Witch Hunters and Flight. In the prior year period, we released eighteen titles, including Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Puss in Boots and Kung Fu Panda 2, Mission Impossible – Ghost Protocol and Super 8. Domestic and international home entertainment revenues decreased 12% and 32%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international home entertainment revenues.

Television License Fees

Television license fees decreased $191 million, or 14%, to $1.203 billion in the year ended September 30, 2013, driven by the number and mix of available titles.

Ancillary

Ancillary revenues increased $86 million, or 19%, to $540 million in the year ended September 30, 2013, principally driven by Marvel distribution rights sales.

Expenses

Filmed Entertainment segment expenses decreased $447 million, or 10%, to $4.048 billion in the year ended September 30, 2013, primarily driven by lower operating expenses.

Operating

Operating expenses decreased $419 million, or 11%, to $3.516 billion in the year ended September 30, 2013, principally due to the number and mix of our home entertainment and theatrical releases. Film costs decreased $236 million, or 11%. Distribution and other costs, principally print and advertising expenses, decreased $183 million, or 10%.

Selling, General and Administrative

SG&A expenses decreased $30 million, or 6%, to $443 million in the year ended September 30, 2013, principally driven by lower overhead costs.

Adjusted Operating Income

Adjusted operating income decreased $91 million, or 28%, to $234 million in the year ended September 30, 2013, principally reflecting lower contributions from prior period releases and catalog, partially offset by higher ancillary revenues.

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

Operating Income

Adjusted operating income increased $47 million, or 1%, to $3.901 billion in the year ended September 30, 2012. Media Networks adjusted operating income increased $41 million, principally reflecting the net increase in revenues. Filmed Entertainment adjusted operating income decreased $16 million, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in fiscal 2011, partially offset by fiscal 2012’s increased digital revenues. Adjusted results for the year ended September 30, 2011 exclude the impact of $ 144 million of restructuring charges. Including the impact of the 2011 restructuring charges, operating income increased $191 million, or 5%, in 2012.

See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom

Adjusted net earnings from continuing operations attributable to Viacom increased $17 million, or 1%, to $2.264 billion in the year ended September 30, 2012, principally due to the increase in tax-effected adjusted operating income described above, partially offset by lower equity income due to a Viacom 18 equity loss. Our effective income tax rate was 34.0% in 2012, as compared with 34.3% in 2011, excluding the impact of discrete items. The decrease in the 2012 effective income tax rate is principally due to incremental tax benefits associated with qualified production activities. Adjusted diluted EPS from continuing operations increased $0.43 per diluted share to $4.21, principally reflecting fewer outstanding shares.

Including the impact of the 2011 restructuring charges and a loss on extinguishment of debt and discrete tax benefits in both 2012 and 2011, net earnings from continuing operations attributable to Viacom increased $199 million, or 9%, in the year ended September 30, 2012. Diluted EPS from continuing operations increased $0.75 per diluted share to $4.36. See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.

Discontinued Operations, Net of Tax

The loss from discontinued operations of $364 million in 2012 principally reflects a $383 million pre-tax charge related to the earn-out dispute with the former shareholders of Harmonix and the $10 million loss in 2011 principally reflects the loss on the disposal of Harmonix and the Harmonix operating loss for the period through the date of sale, partially offset by the related tax benefit.

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

Depreciation and Amortization

Depreciation and amortization decreased $33 million, or 19%, to $144 million in the year ended September 30, 2012, principally resulting from lower intangible asset amortization and capital lease depreciation.

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

Theatrical

Worldwide theatrical revenues decreased $865 million, or 40%, to $1.310 billion in the year ended September 30, 2012, principally reflecting the mix of our 2012 releases. During 2012, we released fifteen films, including Mission: Impossible – Ghost Protocol, DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted and Puss in Boots and Paranormal Activity 3, as compared to sixteen films in 2011. Lower revenues from our 2012 releases were principally due to the difficult comparison against our 2011 release of Transformers: Dark of the Moon and Marvel’s Thor and Captain America: The First Avenger. Domestic and international theatrical revenues decreased 43% and 37%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international theatrical revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Home Entertainment

Worldwide home entertainment revenues decreased $228 million, or 12%, to $1.662 billion in the year ended September 30, 2012. Our 2012 releases included Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Puss in Boots and Kung Fu Panda 2, and Mission: Impossible – Ghost Protocol. Lower revenues from our 2012 releases were principally due to the difficult comparison against our 2011 releases including lower revenues from our third-party distribution arrangements. Domestic and international home entertainment revenues decreased 19% and 3%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international home entertainment revenues. International home entertainment revenues also include the international release of Transformers: Dark of the Moon while the domestic release benefitted our 2011 results.

Television License Fees

Television license fees decreased $23 million, or 2%, to $1.394 billion in the year ended September 30, 2012, driven by the number and mix of available titles.

Ancillary

Ancillary revenues increased $13 million, or 3%, to $454 million in the year ended September 30, 2012. Higher digital revenues were partially offset by the comparison against the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in 2011 for approximately $115 million.

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

Adjusted Operating Income

Adjusted operating income decreased $16 million, or 5%, to $325 million in the year ended September 30, 2012, principally reflecting the difficult comparison against the benefit from the sale of the distribution rights to The Avengers and Iron Man 3 to Marvel in 2011, partially offset by income attributable to fiscal 2012’s increased digital revenues and cost savings from our 2011 restructuring actions.

FACTORS AFFECTING COMPARABILITY

The Consolidated Financial Statements as of and for the three years ended September 30, 2013 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

The following tables reconcile our adjusted measures to our reported results for the three years ended September 30, 2013.

(in millions, except per share amounts)

	Year Ended September 30, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom(1)	Diluted EPS from Continuing Operations

Reported results	$3,836	$3,519	$2,407	$4.86
Factors Affecting Comparability:
Restructuring and other charges	106	106	74	0.15
Gain on sale of HBO Pacific Partners and LAPTV	-	(111)	(111)	(0.22)
Discrete tax benefits	-	-	(54)	(0.11)

Adjusted results	$3,942	$3,514	$2,316	$4.68

	Year Ended September 30, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom(1)	Diluted EPS from Continuing Operations

Reported results	$3,901	$3,470	$2,345	$4.36
Factors Affecting Comparability:
Extinguishment of debt	-	21	13	0.02
Discrete tax benefits	-	-	(94)	(0.17)

Adjusted results	$3,901	$3,491	$2,264	$4.21

	Year Ended September 30, 2011
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom(1)	Diluted EPS from Continuing Operations

Reported results	$3,710	$3,245	$2,146	$3.61
Factors Affecting Comparability:
Restructuring	144	144	99	0.17
Extinguishment of debt	-	87	54	0.09
Discrete tax benefits	-	-	(52)	(0.09)

Adjusted results	$3,854	$3,476	$2,247	$3.78

(1)	The tax impact has been calculated using the rates applicable to the adjustments presented.

Restructuring and Other Charges

2013

We incurred restructuring and other charges of $106 million in 2013. During the past year we have engaged in a global business transformation initiative to integrate and upgrade our systems and processes. As a result, we have approved a restructuring plan which includes severance charges of $86 million. We also undertook a strategic review of some of our brands and incurred a $7 million intangible asset impairment charge resulting from the decision to abandon the asset and $13 million of charges related to management’s decision to cease use of certain

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

original and acquired programming on one of our Media Networks channels. The programming charge represents the acceleration of amortization of such programming into the fourth fiscal quarter and is included within Operating expenses in the Consolidated Statement of Earnings. While we expect savings associated with the restructuring actions, other planned operating initiatives could offset some or all of the benefits in future periods. We expect that this restructuring plan will be substantially completed by September 30, 2014 and the majority of the severance will be paid in fiscal 2014.

2013 Restructuring and Other Charges (in millions)	Media Networks	Filmed Entertainment	Total
Severance charges	$61	$25	$86
Asset impairment	7	-	7

Restructuring	68	25	93
Programming inventory	13	-	13

Total	$81	$25	$106

2011

Restructuring charges of $144 million were incurred in 2011, of which $91 million were at our Media Networks segment and $53 million at Filmed Entertainment. The restructuring charges included $123 million of severance and $21 million of lease termination and other exit activities. The restructuring plan included workforce reductions and other exit activities across our operations, which were substantially completed as of September 30, 2013.

Sales of HBO Pacific Partners and LAPTV

In the fourth quarter of 2013, we completed the sales of our 20% interest in HBO Pacific Partners and our 22.5% interest in LAPTV, partnerships that own pay television channels under various brand names and that were accounted for under the equity method. The sales resulted in aggregate total proceeds of $124 million and gain of $111 million. The tax provision associated with the gains was offset by the reversal of a valuation allowance on capital loss carryforwards.

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

Discrete Tax Items

Our effective income tax rate was 32.9%, 34.0% and 34.3% for the year ended September 30, 2013, 2012 and 2011, respectively, excluding the impact of discrete tax items. In 2013, discrete tax benefits of $54 million, taken together with the effective income tax rate impact of the restructuring and other charges and the gain on sale of HBO Pacific Partners and LAPTV investments, contributed 2.5 percentage points of benefit to the effective tax

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

rate, which reconciles to the reported effective tax rate of 30.4%. The discrete tax benefits in 2013 principally reflect the release of tax reserves with respect to certain effectively settled tax positions, as well as the recognition of certain capital loss carryforward and tax credit benefits. In 2012, discrete tax benefits of $94 million, taken together with the impact of the 2012 loss on extinguishment of debt, contributed 2.7 percentage points of benefit to the effective tax rate, which reconciles to the reported effective rate of 31.3%. The discrete tax benefits in 2012 include certain operating and capital loss carryforward benefits, as well as the release of tax reserves with respect to certain effectively settled tax positions. In 2011, discrete tax benefits of $52 million, taken together with the impact of restructuring charges and the 2011 loss on extinguishment of debt, contributed 1.6 percentage points of benefit to the effective tax rate, which reconciles to the reported effective rate of 32.7%. The discrete tax benefits in 2011 were principally related to the release of tax reserves with respect to certain effectively settled tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary source of liquidity is cash provided through the operations of our businesses. We have also accessed external financing sources such as our $2.5 billion five-year revolving credit facility and issuance of senior notes and debentures. Our principal uses of cash in operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for discretionary share repurchases under our stock repurchase program, as deemed appropriate, as well as quarterly cash dividends, capital expenditures and acquisitions of businesses.

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

We use commercial paper borrowings, backstopped by our credit facility, to fund short-term domestic liquidity needs principally driven by the timing of our domestic operating cash flows and the amount of share repurchases in the period. Our cash and cash equivalents totaled $2.4 billion as of September 30, 2013, of which $1.7 billion was held by our foreign subsidiaries and is deemed permanently reinvested in our foreign operations. While we currently do not intend or foresee a need for repatriating funds held in our foreign subsidiaries, should we require additional capital in the United States (“U.S.”), we could elect to repatriate these funds or access external financing. Repatriating funds could result in a higher effective tax rate and cash taxes paid.

We believe that our cash flows from operating activities together with our credit facility, provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities and future access to capital markets, including our credit facility. There can be no assurance that we will be able to access capital markets on terms and conditions that will be acceptable to us.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

We may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies.

Cash Flows

Cash and cash equivalents increased by $1.555 billion in the year ended September 30, 2013, decreased by $173 million in the year ended September 30, 2012 and increased $184 million in the year ended September 30, 2011. The net change in cash and cash equivalents is detailed below:

Cash Flows	Year Ended September 30,
(in millions)	2013	2012	2011
Cash provided by operations	$3,083	$2,498	$2,644
Net cash flow used in investing activities	(335)	(256)	(227)
Net cash flow used in financing activities	(1,159)	(2,413)	(2,227)
Effect of exchange rate changes on cash and cash equivalents	(34)	(2)	(6)

Net change in cash and cash equivalents	$1,555	$(173)	$184

Operating Activities

Cash provided by operations was $3.083 billion for the year ended September 30, 2013, an increase of $585 million compared with 2012. The increase reflects favorable working capital, principally driven by lower income tax payments.

Cash provided by operations was $2.498 billion for the year ended September 30, 2012, a decrease of $146 million compared with 2011. The decrease principally reflects the timing of annual incentive compensation payments as a result of our 2010 fiscal year end change and payments related to our 2011 restructuring actions, partially offset by the comparison against the payment of a premium on our debt extinguishment in 2011. In addition, 2012 included $1 million of cash provided by discontinued operations as compared to $21 million of cash used in discontinued operations in 2011.

Investing Activities

Cash used in investing activities was $335 million for the year ended September 30, 2013, compared with $256 million in 2012. The increase reflects a $215 million increase in payments related to the earn-out dispute with the former shareholders of Harmonix, partially offset by $124 million of proceeds received from the sales of our investments in HBO Pacific Partners and LAPTV.

Cash used in investing activities was $256 million for the year ended September 30, 2012, compared with $227 million in 2011. The increase reflects a payment related to the Harmonix earn-out dispute, partially offset by lower spending on acquisitions and investments. In 2011, cash used in investing activities included $72 million related to acquisitions and investments principally reflecting an investment in a European television programmer.

Financing Activities

Cash used in financing activities was $1.159 billion for the year ended September 30, 2013, compared with $2.413 billion in 2012. Net cash used in 2013 was primarily driven by the settlement of share repurchases

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

totaling $4.664 billion and dividends of $555 million, partially offset by the issuance of senior notes and debentures for aggregate net cash proceeds of $3.732 billion and stock option proceeds of $403 million and $97 million from excess tax benefits, which represents the actual tax deductions in excess of amounts previously recognized. In 2012, cash used in financing activities was driven by share repurchase payments of $2.809 billion and dividends of $554 million, partially offset by the net impact of our senior notes issuances and debt repayments.

Cash used in financing activities was $2.413 billion for the year ended September 30, 2012, compared with $2.227 billion in 2011. The net outflow was primarily driven by the settlement of share repurchases totaling $2.809 billion and dividends of $554 million. The net impact of our issuance of $2.15 billion of senior notes and debentures and debt repayments of $1.315 billion contributed a partially offsetting inflow. In 2011, cash used in financing activities was driven by share repurchases of $2.45 billion and dividends of $417 million, partially offset by the net impact of our senior notes issuances and debt repayments.

In May 2013, we increased our quarterly dividend to $0.30 per share of Class A and Class B common stock from $0.275 per share, beginning with the dividend paid on July 1, 2013.

Capital Resources

Capital Structure and Debt

At September 30, 2013, total debt was $11.885 billion, an increase of $3.736 billion from $8.149 billion at September 30, 2012. The increase in debt reflects the impact of new issuances of senior notes and debentures.

Debt	September 30,
(in millions)	2013	2012
Senior notes and debentures	$11,695	$7,919
Capital leases and other obligations	190	230

Total debt	$11,885	$8,149

Senior Notes and Debentures

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

In August 2013, we issued 2.500% Senior Notes due September 2018 with an aggregate principal amount of $500 million at a price equal to 99.423% of the principal amount, 4.250% Senior Notes due September 2023 with an aggregate principal amount of $1.250 billion at a price equal to 98.968% of the principal amount and 5.850%

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Senior Debentures due September 2043 with an aggregate principal amount of $1.250 billion at a price equal to 99.353% of the principal amount. The proceeds, net of discount and other issuance fees and expenses, were $2.948 billion. We used the net proceeds from these offerings for general corporate purposes, including the repurchase of shares under our stock repurchase program with $2.0 billion used to augment our ongoing quarterly pace of share repurchases.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2013 and 2012, the total unamortized net discount related to the fixed rate senior notes and debentures was $425 million and $49 million, respectively. The increase reflects the impact of the issuances of senior notes and debentures during the year.

Credit Facility

In November 2012, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.75% to 1.75% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at September 30, 2013. We also terminated two 364-day credit facilities with an aggregate amount of $600 million in November 2012.

At September 30, 2013 and 2012, there were no amounts outstanding under our credit facility.

Commercial Paper

At September 30, 2013 and 2012 there was no commercial paper outstanding. The average commercial paper outstanding for the twelve months ending September 30, 2013, was $804 million, which had a weighted average interest rate of 0.34%.

Current Portion of Debt

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months. The Senior Notes due in September 2014 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility due November 2017, to refinance this debt.

Film Financing Arrangements

From time to time we enter into film financing arrangements that involve the sale of a partial copyright interest in a film to third-party investors. Since the investors typically have the risks and rewards of ownership proportionate to their ownership in the film, we generally record the amounts received for the sale of copyright interest as a reduction of the cost of the film and related cash flows are reflected in net cash flow from operating activities. We also have agreements with third parties, including other studios, to co-finance certain of our motion pictures.

Stock Repurchase Program

On August 1, 2013, we increased the size of our Class B common stock repurchase program from $10.0 billion to $20.0 billion. During 2013, we repurchased 69.2 million shares for an aggregate price of $4.8 billion. From October 1, 2013 through November 13, 2013, we repurchased an additional 3.2 million shares for an aggregate

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

purchase price of $270 million. As of November 13, 2013, we had $9.630 billion remaining capacity in our $20.0 billion stock repurchase program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate. During 2012 and 2011, we repurchased 59.9 million and 55.7 million shares under the program for an aggregate price of $2.8 billion and $2.5 billion, respectively.

Commitments and Contingencies

Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. See Note 15 to our Consolidated Financial Statements for additional information related to the redeemable noncontrolling interest.

In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification agreement.

Guarantees

Leases

We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $485 million as of September 30, 2013. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $195 million with respect to such obligations as of September 30, 2013. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

Other

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2013 were $43 million and are not recorded on our Consolidated Balance Sheet.

We and our venture partner each have a commitment to guarantee up to approximately $70 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2013 subject to this guarantee. We also have a remaining equity funding commitment of $15 million as of September 30, 2013.

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

(continued)

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. In April 2013, the District Court granted Google’s renewed motion for summary judgment. We have appealed the District Court’s decision back to the Second Circuit where briefing, including the submission of amicus briefs, is underway.

Our 2006 acquisition agreement with Harmonix, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. In December 2011, the resolution accountants in the private dispute resolution process concluded that we owed an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. In the same month, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them, and we recorded a reserve of $383 million in the quarter ended December 31, 2011. We paid $84 million of this amount plus accrued interest of $3 million in the quarter ended June 30, 2012. In August 2012, the former shareholders’ motion for summary judgment affirming the decision of the resolution accountants was granted. In September 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On July 16, 2013, the Delaware Supreme Court affirmed the decision of the Chancery Court, and on August 6, 2013, we paid the shareholder representative approximately $327 million, which included interest and was fully reserved, in full satisfaction of the judgment.

In addition, in December 2010, the shareholder representative filed a lawsuit in the Delaware Court of Chancery seeking the release of approximately $13 million that was being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. In May 2011, we filed a motion to dismiss a portion of the shareholder representative’s lawsuit that related to certain other claims as meritless, and in November 2011, the court dismissed those claims. In December 2012, the Delaware Chancery Court granted the shareholder representative’s motion for summary judgment on our indemnification claims. On October 7, 2013, the Delaware Supreme Court affirmed the decisions of the Chancery Court.

In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, and Cablevision itself has advocated for the legality of such arrangements as a party in a recent federal case. We believe the lawsuit is without merit and filed a motion to dismiss on May 8, 2013. On July 12, 2013, Cablevision filed an amended complaint, and on August 23, Viacom once again moved to dismiss the action. Briefing on the motion is underway; in the meantime, discovery in the action has been stayed.

In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any overpayment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. The District Court granted our motion to dismiss the complaint on July 16, 2013. On July 31, 2013, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Third Circuit, and briefing on the appeal is now underway.

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Multi-Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in California state court against Paramount and DW Studios asserting a variety of claims in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012. In early January 2013, the parties settled the dispute and Paramount re-acquired all of the Melrose 2 investors’ remaining interests in the film slate.

Contractual Obligations

Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2013, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,456	$515	$578	$275	$88
Operating leases (2)	1,712	193	328	254	937
Purchase obligations (3)	657	360	260	36	1

On-Balance Sheet Arrangements
Capital lease obligations (4)	170	25	52	50	43
Debt	12,168	600	1,816	1,900	7,852
Interest payments	8,382	565	1,047	870	5,900
Other long-term obligations (5)	$2,650	$1,686	$738	$218	$8

(1)	Programming and talent commitments include $1.162 billion relating to media networks programming and $294 million for talent contracts.
(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.
(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)	Capital lease obligations include capital leases for satellite transponders.
(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.

Note:  Not included in the amounts above are payments which may result from our defined benefit pension plans of $255 million, unrecognized tax benefits of $194 million, including interest and penalties, $15 million of funding commitments to joint ventures, interest payments to be made under our credit facility, $200 million of redeemable noncontrolling interest and lease guarantees of approximately $485 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. We expect to make contributions of approximately $20 million in fiscal 2014 to our funded pension plan.

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

We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the Japanese Yen, the Brazilian Real, the Mexican Peso and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.

At September 30, 2013 and 2012, the notional value of all foreign exchange contracts was $196 million and $176 million, respectively. In 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations. In 2012, $120 million related to our foreign currency balances and $56 million related to future production costs and programming obligations.

Interest Rate Risk

A portion of our interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rates hedges outstanding at September 30, 2013 and 2012. Since the majority of our debt is fixed rate, we do not expect that a 1% increase or decrease in the level of interest rates would have a material impact on our Consolidated Financial Statements.

Viacom has issued senior notes and debentures that, at September 30, 2013, had an outstanding balance of $11.7 billion and an estimated fair value of $12.3 billion. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the senior notes and debentures by approximately $884 million and $1.0 billion, respectively.

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

Film Accounting

Revenue Recognition

Revenue we earn in connection with the exhibition of feature films by our Filmed Entertainment segment is recognized in accordance with the accounting guidance for producers or distributors of films. Our Filmed Entertainment segment principally earns revenue from the exhibition of feature film content based upon theatrical exhibition, followed by their release in various windows, through download-to-own, download-to-rent, DVDs and Blu-ray discs, video-on-demand, pay television and subscription video-on-demand, broadcast television, basic cable television and syndicated television. We recognize revenue from theatrical distribution of motion pictures upon exhibition. We recognize revenue from home entertainment product sales, net of anticipated returns, including rebates and other incentives, upon the later of delivery or the date that these products are made widely available for sale by retailers. We recognize revenue from the licensing of feature films for exhibition in television markets, when fixed, upon availability for airing by the licensee. We recognize revenue for video-on-demand and similar pay-per-view arrangements as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Original Production and Film Costs

We capitalize original production, including original programming and feature film costs, on a title-specific basis, as Inventory, net in the Consolidated Balance Sheets. We use an individual-film-forecast-computation method to amortize the costs over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. The estimate of ultimate revenues impacts the timing of amortization. We expense advertising costs as they are incurred and expense manufacturing costs, such as DVD manufacturing costs, on a unit-specific basis when we recognize the related revenue. Our estimated liabilities for residuals and participations are accrued using the individual-film-forecast-computation method based on ultimate revenues.

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

If we believe that the release of our content will not be or has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value. We utilize the individual-film-forecast-computation method (adjusted to incorporate revenue and related costs, including future exploitation costs, if any, expected to occur in periods beyond 10 years from the date of a film’s initial release) to develop the cash flows at each reporting period which are subsequently discounted to compute the fair value of a title that is being assessed for impairment. The discount rate utilized takes into account the time value of money as well as a risk premium. The risk premium reflects the uncertainties of realizing the expected cash flows of a title which is impacted by the title’s position within its product life cycle.

Acquired Programming Rights

We report an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing. We record the transaction using the gross liability provision. The asset is amortized to operating expenses over the license period or projected useful life of the programming, if shorter, commencing upon availability. Determining factors used in estimating the useful life of programming include the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. The cost basis of acquired programming is the capitalized cost of each program and is equal to the cost of the programming pursuant to the license agreement less the cumulative amortization recorded for the program. Capitalized costs of rights to program materials are reported in our Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value. We evaluate net realizable value of acquired rights programming quarterly on a daypart basis. A daypart is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. We aggregate similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. This includes the evaluation of multiple element arrangements for bundled advertising sales and content licenses, which involves allocating the consideration among individual deliverables within the bundled arrangement.

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

Our most significant distribution arrangements are in connection with our distribution agreement with CBS Corporation (“CBS”) and our continuing distribution relationship with DreamWorks Animation for the films we theatrically distributed. We distributed the final film under the DreamWorks Animation distribution arrangement in November 2012. Under the terms of these agreements, we generally are responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as it pertains to certain contractually agreed upon advance payments, if applicable. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

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

Forecasted sales data is determined by comparing a particular release to product that has similar characteristics where applicable, such as franchise, genre, box office levels and release patterns, using regression analysis, decay rates and other tools. Based on the results of this analysis and the sales strategies to be used for the release, we reserve an appropriate percentage of each dollar of product revenue on a title taking into consideration the qualitative and quantitative factors described above. Forecasted sales data is reviewed and updated throughout each quarter, and, with respect to home entertainment product, is consistent with the projections of ultimate revenues used in applying the individual-film-forecast-computation method to amortize our film costs. Accordingly, a change in forecasted sales affects both the revenue allowance and related expenses. Actual sell-through data is reviewed as it becomes available against the forecasted sales data to ensure that estimates continue to be consistent with actual sales performance.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have a $19 million impact on our total revenue for the year ended September 30, 2013. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors. In computing our sales returns rate, sales include home entertainment revenues of our Filmed Entertainment and Media Networks segments. Home entertainment revenues of our Media Networks segment are included within Media Networks’ ancillary revenues.

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectability. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts relative to our trade accounts receivables would have a $26 million impact on our operating results for the year ended September 30, 2013.

Provision for Income Taxes

As a global entertainment content company, we are subject to income taxes in the United States and foreign jurisdictions where we have operations. Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions and dispositions, as well as the tax characteristics of our income. In determining our income tax provisions on a jurisdiction basis, we are required to make judgments on the need to record deferred tax assets and liabilities, including the realizability of deferred tax assets. A valuation allowance for deferred tax assets is established if it is more likely than not that a deferred tax asset will not be realized. In evaluating uncertain tax positions, we make determinations of the application of complex tax rules, regulations and practices. We evaluate our uncertain tax positions quarterly based on many factors including, but not limited to, new facts, changes in tax law and information received from regulators. A change in any one of these factors could change our evaluation of an existing uncertain tax position, resulting in the recognition of an additional charge or benefit to our income tax provision in the period and may result in fluctuations in our effective income tax rate. Additionally, our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our income tax provisions. The resolution of audit issues and income tax positions taken may take extended periods of time due to the length of examinations by tax authorities and the possible extension of statutes of limitations.

A 1% change in our effective income tax rate, excluding discrete items, would result in additional income tax expense of approximately $35 million for the year ended September 30, 2013.

We permanently reinvest the earnings of substantially all of our foreign subsidiaries outside the United States. We do not provide for U.S. taxes on earnings of our foreign subsidiaries for which the earnings are permanently reinvested.

Fair Value Measurements

The performance of fair value measurements is an integral part of the preparation of financial statements in accordance with GAAP. Fair value is defined as the price that would be received to sell the asset or paid to

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

transfer the liability in an orderly transaction between market participants. Selection of the appropriate valuation technique, as well as determination of assumptions, risks and estimates used by market participants in pricing the asset or liability requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and liabilities. Either instance would have an impact on both our Consolidated Balance Sheets and Consolidated Statements of Earnings.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

Goodwill

Goodwill at September 30, 2013 relates to our reporting units Music and Logo ($2.1 billion), Nickelodeon ($2.9 billion), Entertainment ($1.8 billion), BET Networks ($2.7 billion) and Paramount ($1.6 billion). We have elected to perform the two-step quantitative goodwill impairment test in 2013. We test goodwill for impairment on August 31 of each year. The first step of a quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

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

The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each reporting unit. Such assumptions take into account numerous factors including historical experience, anticipated economic conditions, advertising sales and ratings trends, terms of affiliate license arrangements and anticipated terms of renewals, projected costs for production and programming, number and expected financial performance of films expected to be produced and distributed each year and changes in the reporting unit cost structures.

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

In determining the fair value of our reporting units, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2014 through 2018.

•	Cash flows beyond 2018 are projected to grow at a perpetual growth rate, which we estimated at 3%.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 9% to 11% for each of our reporting units.

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

We have performed sensitivity analyses to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based on our annual assessment:

•

a one percentage point decrease in the five year compound average growth rate of cash flow over the periods 2014 through 2018 would reduce the indicated fair value of each of our reporting units by approximately 4% and would not result in an impairment of any reporting unit;

•

a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each of our reporting units by a range of approximately 9% to 13% and would not result in an impairment of any reporting unit; and

•

a one percentage point increase in the discount rate would reduce the indicated fair value of each of our reporting units by a range of approximately 12% to 15% and would not result in an impairment of any reporting unit.

Finite-Lived Intangible Assets

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended September 30, 2013, 2012 and 2011, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $19 million, $19 million and $44 million, respectively.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.

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

Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Year Ended September 30,
(in millions)	2013	2012	2011
Consolidated Statements of Earnings
Revenues	$264	$285	$341
Operating expenses	$327	$347	$434

	September 30,
	2013	2012
Consolidated Balance Sheets
Accounts receivable	$5	$7
Other assets	-	1

Total due from CBS	$5	$8

Accounts payable	$3	$1
Participants' share and residuals, current	115	143
Program rights obligations, current	99	110
Program rights obligations, noncurrent	139	169
Other liabilities	15	24

Total due to CBS	$371	$447

Agreements with CBS Corporation

In connection with our separation from CBS, effective as of January 1, 2006 (the “separation”), we and CBS entered into a Separation Agreement, a Transition Services Agreement and a Tax Matters Agreement, as well as certain other agreements to govern the terms of the separation and certain of the ongoing relationships between CBS and us after the separation. These related party arrangements are more fully described below.

Pursuant to the Separation Agreement, each company is obligated to indemnify the other company and the other company’s officers, directors and employees for any losses arising out of its failure to perform or discharge any

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(continued)

of the liabilities it assumed pursuant to the Separation Agreement, including with respect to certain legal matters, its businesses as conducted as of the date of the separation and its breaches of shared contracts.

Subject to limited exceptions, the Separation Agreement provides that none of Viacom, any subsidiary of Viacom or any person that is controlled by Viacom after the separation will own or acquire an interest in a radio or television broadcast station, television broadcast network or daily newspaper, if such ownership or acquisition would (i) cause CBS, any subsidiary of CBS or any entity controlled by CBS after the date of the separation to be in violation of U.S. federal laws limiting the ownership or control of radio broadcast stations, television broadcast stations and/or television broadcast networks or (ii) limit in any manner at any time under such laws CBS’s ability to acquire additional interests in a radio or television broadcast station and/or television broadcast network. These restrictions will terminate when none of Mr. Redstone, NAI, NAIRI Inc. or any of their successors, assigns or transferees are deemed to have interests in both CBS and Viacom that are attributable under applicable U.S. federal laws.

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

(continued)

Other Related Party Transactions	Year Ended September 30,
(in millions)	2013	2012	2011
Consolidated Statements of Earnings
Revenues	$216	$309	$239
Operating expenses	$63	$120	$83
Selling, general and administrative	$(17)	$(16)	$(16)

	September 30,
	2013	2012
Consolidated Balance Sheets
Accounts receivable	$84	$114
Other assets	1	3

Total due from other related parties	$85	$117

Accounts payable	$4	$8
Other liabilities	26	17

Total due to other related parties	$30	$25

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

Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2013, Viacom maintained effective internal control over financial reporting.

The assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

VIACOM INC.

By:	/S/ PHILIPPE P. DAUMAN
Philippe P. Dauman
President and Chief Executive Officer

By:	/S/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

By:	/S/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viacom Inc.

November 14, 2013

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

VIACOM INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,
(in millions, except per share amounts)	2013	2012	2011

Revenues	$13,794	$13,887	$14,914
Expenses:
Operating	6,799	6,993	7,868
Selling, general and administrative	2,829	2,757	2,921
Depreciation and amortization	237	236	271
Restructuring	93	-	144

Total expenses	9,958	9,986	11,204

Operating income	3,836	3,901	3,710
Interest expense, net	(464)	(417)	(412)
Equity in net earnings of investee companies	41	12	40
Loss on extinguishment of debt	-	(21)	(87)
Other items, net	106	(5)	(6)

Earnings from continuing operations before provision for income taxes	3,519	3,470	3,245
Provision for income taxes	(1,070)	(1,085)	(1,062)

Net earnings from continuing operations	2,449	2,385	2,183
Discontinued operations, net of tax	(12)	(364)	(10)

Net earnings (Viacom and noncontrolling interests)	2,437	2,021	2,173

Net earnings attributable to noncontrolling interests	(42)	(40)	(37)

Net earnings attributable to Viacom	$2,395	$1,981	$2,136

Amounts attributable to Viacom:
Net earnings from continuing operations	$2,407	$2,345	$2,146
Discontinued operations, net of tax	(12)	(364)	(10)

Net earnings attributable to Viacom	$2,395	$1,981	$2,136

Basic earnings per share attributable to Viacom:
Continuing operations	$4.95	$4.42	$3.65
Discontinued operations	(0.02)	(0.69)	(0.01)

Net earnings	$4.93	$3.73	$3.64

Diluted earnings per share attributable to Viacom:
Continuing operations	$4.86	$4.36	$3.61
Discontinued operations	(0.02)	(0.67)	(0.02)

Net earnings	$4.84	$3.69	$3.59

Weighted average number of common shares outstanding:
Basic	486.2	530.7	587.3
Diluted	494.8	537.5	594.3

Dividends declared per share of Class A and Class B common stock	$1.15	$1.05	$0.80

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in millions)	2013	2012	2011
Net earnings (Viacom and noncontrolling interests)	$2,437	$2,021	$2,173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(42)	(41)	47

Defined benefit pension plans, net of income tax expense (benefit) of $122, $(41) and $(31), respectively	190	(63)	(48)

Cash flow hedges, net of income tax expense (benefit) of $(4), $4 and $(29), respectively	9	6	(48)

Available for sale securities, net of income tax expense (benefit) of $1, $1 and $(2), respectively	3	(1)	(2)

Other comprehensive income (loss) (Viacom and noncontrolling interests)	160	(99)	(51)

Comprehensive income	2,597	1,922	2,122
Less: Comprehensive income attributable to noncontrolling interests	39	41	36

Comprehensive income attributable to Viacom	$2,558	$1,881	$2,086

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$2,403	$848
Receivables, net	2,987	2,533
Inventory, net	770	832
Deferred tax assets, net	58	68
Prepaid and other assets	508	572

Total current assets	6,726	4,853
Property and equipment, net	1,040	1,068
Inventory, net	3,945	4,205
Goodwill	11,079	11,045
Intangibles, net	279	328
Other assets	760	751

Total assets	$23,829	$22,250

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$316	$255
Accrued expenses	1,074	943
Participants’ share and residuals	1,110	989
Program rights obligations	576	569
Deferred revenue	230	230
Current portion of debt	18	18
Other liabilities	466	826

Total current liabilities	3,790	3,830

Noncurrent portion of debt	11,867	8,131
Participants’ share and residuals	437	533
Program rights obligations	527	642
Deferred tax liabilities, net	649	5
Other liabilities	1,169	1,491
Redeemable noncontrolling interest	200	179

Commitments and contingencies (Note 11)

Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.1 and 51.1 outstanding, respectively	-	-
Class B common stock, par value $0.001, 5,000.0 authorized; 398.2 and 455.9 outstanding, respectively	-	1
Additional paid-in capital	9,490	8,916
Treasury stock, 336.3 and 267.1 common shares held in treasury, respectively	(15,825)	(11,025)
Retained earnings	11,629	9,820
Accumulated other comprehensive loss	(101)	(264)

Total Viacom stockholders’ equity	5,193	7,448

Noncontrolling interests	(3)	(9)

Total equity	5,190	7,439

Total liabilities and equity	$23,829	$22,250

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in millions)	2013	2012	2011
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$2,437	$2,021	$2,173
Discontinued operations, net of tax	12	364	10

Net earnings from continuing operations	2,449	2,385	2,183
Reconciling items:
Depreciation and amortization	237	236	271
Feature film and program amortization	4,371	4,380	4,809
Equity-based compensation	128	122	128
Equity in net earnings and distributions from investee companies	15	(6)	(32)
Gain on sale of HBO Pacific Partners and LAPTV	(111)	-	-
Deferred income taxes	494	(87)	376
Operating assets and liabilities, net of acquisitions:
Receivables	(354)	270	(398)
Inventory, program rights and participations	(4,063)	(4,492)	(4,538)
Accounts payable and other current liabilities	(99)	(367)	(92)
Other, net	47	56	(42)
Discontinued operations, net	(31)	1	(21)

Cash provided by operations	3,083	2,498	2,644

INVESTING ACTIVITIES
Acquisitions and investments, net	124	(18)	(72)
Capital expenditures	(160)	(154)	(155)
Discontinued operations, net	(299)	(84)	-

Net cash flow used in investing activities	(335)	(256)	(227)

FINANCING ACTIVITIES
Borrowings	3,732	2,116	982
Debt repayments	-	(892)	(776)
Commercial paper	-	(423)	423
Purchase of treasury stock	(4,664)	(2,809)	(2,450)
Dividends paid	(555)	(554)	(417)
Excess tax benefits on equity-based compensation awards	97	37	13
Exercise of stock options	403	268	164
Other, net	(172)	(156)	(166)

Net cash flow used in financing activities	(1,159)	(2,413)	(2,227)

Effect of exchange rate changes on cash and cash equivalents	(34)	(2)	(6)

Net change in cash and cash equivalents	1,555	(173)	184
Cash and cash equivalents at beginning of period	848	1,021	837

Cash and cash equivalents at end of period	$2,403	$848	$1,021

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Outstanding (shares)	Common Stock/ APIC	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity

September 30, 2010	608.5	$8,347	$(5,725)	$6,775	$(114)	$9,283	$(24)	$9,259

Net earnings				2,136		2,136	37	2,173
Other comprehensive income (loss)					(50)	(50)	(1)	(51)

Noncontrolling interests				(22)		(22)	(23)	(45)
Dividends declared				(471)		(471)		(471)
Purchase of treasury stock	(55.7)		(2,500)			(2,500)		(2,500)
Equity-based compensation and other	5.5	268				268		268

September 30, 2011	558.3	8,615	(8,225)	8,418	(164)	8,644	(11)	8,633

Net earnings				1,981		1,981	40	2,021
Other comprehensive income (loss)					(100)	(100)	1	(99)

Noncontrolling interests				(20)		(20)	(39)	(59)
Dividends declared				(559)		(559)		(559)
Purchase of treasury stock	(59.9)		(2,800)			(2,800)		(2,800)
Equity-based compensation and other	8.6	302				302		302

September 30, 2012	507.0	8,917	(11,025)	9,820	(264)	7,448	(9)	7,439

Net earnings				2,395		2,395	42	2,437
Other comprehensive income (loss)					163	163	(3)	160

Noncontrolling interests				(24)		(24)	(33)	(57)
Dividends declared				(562)		(562)		(562)
Purchase of treasury stock	(69.2)		(4,800)			(4,800)		(4,800)
Equity-based compensation and other	11.5	573				573		573

September 30, 2013	449.3	$9,490	$(15,825)	$11,629	$(101)	$5,193	$(3)	$5,190

See accompanying notes to Consolidated Financial Statements

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Viacom Inc. is a leading global entertainment content company that connects with audiences in over 160 countries and territories through compelling content including television programming, motion pictures, short-form videos, games, applications (“apps”) consumer products and a variety of other forms of content. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. References in this document to “Viacom”, “Company”, “we”, “us”, or “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

The consolidated financial statements present the Company’s financial results for the years ended September 30, 2013 (“2013”), September 30, 2012 (“2012”) and September 30, 2011 (“2011”).

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Viacom Inc., its subsidiaries and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after elimination of intercompany accounts and transactions. Investments in business entities in which Viacom lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Equity in net earnings of investee companies in the Consolidated Statements of Earnings. Related party transactions between the Company and CBS Corporation (“CBS”) and National Amusements Inc. (“NAI”) have not been eliminated.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. This includes the evaluation of multiple element arrangements for bundled advertising sales and content licenses, which involves allocating the consideration among individual deliverables within the bundled arrangement.

Advertising Revenues

Revenues from the sale of advertising earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and the contracted audience rating is met. Should the advertisement fail to meet the contracted audience rating, we record a liability referred to as an audience deficiency unit liability. The liability is relieved when the audience rating is satisfied, typically through the provision of additional air time for the advertiser.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Feature Film Revenues

Revenue is recognized from theatrical distribution of motion pictures upon exhibition. For home entertainment product revenue, including sales to wholesalers and retailers, revenue is recognized upon the later of delivery or the date that those products are made widely available for sale by retailers. Revenue from the licensing of feature films for exhibition in television markets, when fixed, is recognized upon availability for airing by the licensee. Revenue for video-on-demand and similar pay-per-view arrangements are recognized as the feature films are exhibited based on end-customer purchases as reported by the distributor.

Affiliate Fees

Affiliate fees from cable television, satellite and telecommunications operators are recognized by the Media Networks segment as the service is provided to the distributor. Fees associated with digital distribution arrangements are recognized upon program availability.

Ancillary Revenues

Revenue associated with consumer products and brand licensing is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees. Revenue for online transactions, such as electronic streaming or downloads of films and programming or product add-ons, is recognized when the fee is paid by the online customer to access the content. We are notified by the online retailer that the product has been downloaded and all other revenue recognition criteria are met. Ancillary online subscription revenues are generally recognized on a straight-line basis over the service period.

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

Our most significant distribution arrangements are in connection with our distribution agreement with CBS and our continuing relationship with DreamWorks Animation for the films we theatrically distributed. We distributed the final film under the DreamWorks Animation distribution arrangement in November 2012. Under the terms of these agreements, we are generally responsible for all out-of-pocket costs, primarily comprised of distribution and marketing costs. For the provision of distribution services, we generally retain a fee based upon a percentage of gross receipts and recover expended distribution and marketing costs on a title-by-title basis prior to any participation payments to the contracting parties of the films, except as pertains to certain contractually agreed upon advance payments, if applicable. As primary obligor, revenue and related distribution and marketing costs for these arrangements are presented on a gross basis.

Sales Returns, Allowances & Uncollectible Accounts

We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. Our reserve for sales returns and allowances was $261 million and $282 million at September 30, 2013 and 2012, respectively. Our allowance for doubtful accounts was $33 million and $36 million at September 30, 2013 and 2012, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Film inventories are amortized and estimated liabilities for residuals and participations are accrued using an individual-film-forecast-computation method based on the ratio of current period to estimated remaining total revenues (“ultimate revenues”). Ultimate revenues for feature films include revenues from all sources that are estimated to be earned within ten years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined. We have a rigorous greenlight process designed to manage the risk of loss or abandonment. Film costs, including inventory amortization, development costs, residuals and participations accruals and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings. We have entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

We acquire rights to programming and produce original programming to exhibit on our media networks. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming if shorter. Costs related to programs produced are capitalized and amortized over the projected useful life. Original programming development costs are expensed unless a project is greenlit for production. An impairment charge is recorded when the fair value of the original programming is less than the unamortized production cost or the programming is abandoned. Net realizable value of acquired rights programming is evaluated quarterly by us on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. We aggregate similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to the programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned. Programming costs, including inventory amortization, development costs and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings.

Home entertainment inventory is valued at the lower of cost or net realizable value. Cost is determined using the average cost method. Obsolescence reserves are based on estimates of future product demand.

Advertising Expense

We expense advertising costs as they are incurred. We incurred total advertising expenses of $1.117 billion in 2013, $1.205 billion in 2012 and $1.479 billion in 2011.

Business Combinations

We account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the residual difference between the fair value of consideration paid for a business and the net assets acquired. Goodwill is not amortized, but rather is tested annually for impairment, on August 31 each year, or sooner when circumstances indicate impairment may exist. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or a business which is one level below that operating segment.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range up to 20 years, and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate impairment may exist. Amortizable intangible assets and other long-lived assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, are written down to fair value.

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to defined benefit plans, unrealized gains and losses on certain derivative financial instruments, and unrealized gains and losses on investments in equity securities which are publicly traded.

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

The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-Dilutive Common Shares	Year Ended September 30,
(in millions)	2013	2012	2011
Weighted average number of common shares outstanding, basic	486.2	530.7	587.3
Dilutive effect of equity awards	8.6	6.8	7.0

Weighted average number of common shares outstanding, diluted	494.8	537.5	594.3

Anti-dilutive common shares	3.2	12.5	17.8

Provision for Income Taxes

Our provision for income taxes includes the current tax owed on the current period earnings, as well as a deferred provision which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Pension Benefits

Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. The funded plan provides a defined benefit based on a percentage of eligible compensation for periods of service. In November 2012, we amended the funded defined benefit pension plan to freeze future benefits effective December 31, 2012. The unfunded pension plans are also currently frozen to future benefit accruals. The expense we recognize is determined using certain assumptions, including the expected long-term rate of return and discount rate, among others. We recognize the funded status of our defined benefit plans (other than a multiemployer plan) as an asset or liability in the Consolidated Balance Sheets and recognize the changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with repairs and maintenance of property and equipment are expensed as incurred.

Equity-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service.

Investments

Our investments primarily consist of investments in equity. Investments in which we have a significant influence, but not a controlling interest, are accounted for using the equity method. Other investments are carried at fair value, to the extent publicly traded, with unrealized gains and losses recorded in other comprehensive income, or at cost. We monitor our investments for impairment at least annually and make appropriate reductions in carrying values if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in Other assets – noncurrent in the Consolidated Balance Sheets.

Guarantees

At the inception of a guarantee, we recognize a liability for the fair value of an obligation assumed by issuing the guarantee. The related liability is subsequently reduced as utilized or extinguished and increased if there is a probable loss associated with the guarantee which exceeds the value of the recorded liability.

Derivative Financial Instruments

Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in current earnings as part of Other items, net in the Consolidated Statements of Earnings. For derivatives designated as cash flow hedges, the effective

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

portion of the changes in fair value of the derivatives is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and subsequently recognized in earnings when the hedged items impact income. The fair value of derivative financial instruments is included in Prepaid and other assets and Other liabilities – current in the Consolidated Balance Sheets. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in earnings. We do not hold or enter into financial instruments for speculative trading purposes.

Foreign Currency Translation

Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at average exchange rates during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. Substantially all of our foreign operations use the local currency as the functional currency. Foreign subsidiaries using the U.S. Dollar as the functional currency include remeasurement adjustments in earnings, which are reflected within Other items, net in the Consolidated Statements of Earnings.

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

Our recurring fair value measures relate to marketable securities and derivative instruments. Our non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets and are Level 3 measurements.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

NOTE 3. INVESTMENTS

We had equity method investments totaling $164 million and $197 million, as of September 30, 2013 and 2012, respectively. We hold an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn-Mayer to exhibit certain motion pictures on behalf of the equity partners’ movie studios through a premium pay television channel and video-on-demand services available on multiple platforms. We also hold an equity interest of 50% in Viacom 18, a joint venture in India with Network 18 Fincap Limited. In addition, we had cost method investments totaling $61 million and $79 million as of September 30, 2013 and 2012, respectively.

Sales of HBO Pacific Partners and LAPTV

In the fourth quarter of 2013, we completed the sales of our 20% interest in HBO Pacific Partners, V.O.F. (“HBO Pacific Partners”) and our 22.5% interest in LAPTV, LLC (“LAPTV”), partnerships that own pay television channels under various brand names and that were accounted for under the equity method. The sales resulted in aggregate total proceeds of $124 million and a gain of $111 million. The gain is reflected in Other items, net in the Consolidated Statement of Earnings.

Variable Interest Entities

In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a VIE. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Unconsolidated Variable Interest Entities

We have a number of unconsolidated investments in which we hold a non-controlling ownership interest, including but not limited to EPIX and Viacom 18. These arrangements are typically entered into with strategic partners and generally contain the following governance provisions: (i) the funding of the venture is provided by the equity holders pro rata based on their ownership interest; (ii) the investments are initially funded to meet short-term working capital requirements with funding commitments provided by the partners to fund future operating needs; (iii) commercial arrangements between us, the venture and other related parties are negotiated between the parties and are believed to be at market rates; and (iv) voting rights are consistent with the equity holders’ rights and obligations to share in the profits and losses of the variable interest entity. In connection with these investment arrangements, we do not have the power to direct matters that most significantly impact the activities of the VIE and therefore we do not qualify as the primary beneficiary. Accordingly, these investments are accounted for under the equity method of accounting and are included in Other assets – noncurrent in the Consolidated Balance Sheets. In these arrangements, our risk of loss is typically limited to our carrying value and future funding commitments.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Our aggregate investment carrying value in unconsolidated VIEs was $148 million and $143 million as of September 30, 2013 and 2012, respectively. The impact of our unconsolidated VIEs on our Consolidated Financial Statements, including related party transactions, is further described in Note 17.

Consolidated Variable Interest Entities

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $77 million in assets and $56 million in liabilities as of September 30, 2013, and $44 million in assets and $86 million in liabilities as of September 30, 2012. We have certain rights and obligations related to our investments, including the guarantee of certain third-party bank debt. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment, Net (in millions)	September 30,		Estimated Life (in years)
	2013	2012
Land	$248	$250	-
Buildings	431	398	up to 40
Capital leases	277	286	up to 15
Equipment and other	1,773	1,715	up to 15

Property and equipment	2,729	2,649
Less: Accumulated depreciation	(1,689)	(1,581)

Property and equipment, net	$1,040	$1,068

Depreciation expense, including assets under capital leases, was $174 million in 2013, $171 million in 2012 and $189 million in 2011. Depreciation expense related to capital leases was $21 million in 2013, $25 million in 2012 and $32 million in 2011. Accumulated depreciation of capital leases was $148 million and $134 million at September 30, 2013 and 2012, respectively.

NOTE 5. INVENTORY

Inventory (in millions)	September 30,
	2013	2012
Film inventory:
Released, net of amortization	$570	$612
Completed, not yet released	40	108
In process and other	653	706

Total film inventory, net of amortization	1,263	1,426

Original programming:
Released, net of amortization	1,343	1,414
In process and other	590	506

Total original programming, net of amortization	1,933	1,920

Acquired program rights, net of amortization	1,391	1,557
Home entertainment inventory, net of allowance of $75 and $74, respectively	128	134

Total inventory, net	4,715	5,037
Less current portion	(770)	(832)

Total inventory-noncurrent, net	$3,945	$4,205

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

We expect to amortize approximately $1.1 billion of original programming and film inventory, including released and completed, not yet released, during the fiscal year ending September 30, 2014 using the individual-film-forecast-computation method. In addition, we expect to amortize 86% of unamortized released original programming and film inventory, excluding acquired film libraries, at September 30, 2013 within the next three years. As of September 30, 2013, unamortized film libraries of $76 million remain to be amortized based on the respective film ultimates, where available, or on a straight-line basis over a remaining life of three years.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

The following table details the change in goodwill by segment for 2013 and 2012:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2011	$9,471	$1,593	$11,064
Foreign currency translation	(19)	-	(19)

Balance at September 30, 2012	9,452	1,593	11,045
Acquisitions	54	-	54
Foreign currency translation	(20)	-	(20)

Balance at September 30, 2013	$9,486	$1,593	$11,079

Intangibles

The following table details our intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2013	2012
Finite-lived intangible assets:
Subscriber agreements	$58	$65
Film distribution and fulfillment services	280	280
Other intangible assets	438	413

Total finite-lived intangible assets	776	758

Accumulated amortization on finite-lived intangible assets:
Subscriber agreements	(35)	(33)
Film distribution and fulfillment services	(268)	(233)
Other intangible assets	(249)	(219)

Total accumulated amortization on finite-lived intangible assets	(552)	(485)

Finite-lived intangible assets, net	$224	$273

Trademarks and other, indefinite-lived	55	55

Total intangibles, net	$279	$328

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Amortization expense relating to intangible assets was $63 million for 2013 and 2012 and $82 million for 2011. We expect our aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2013 to be as follows for each of the next five fiscal years:

Amortization of Intangibles
(in millions)	2014	2015	2016	2017	2018
Amortization expense	$36	$23	$25	$25	$19

NOTE 7. DEBT

Our total debt consists of the following:

Debt (in millions)	September 30,
	2013	2012
Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$599	$598
Senior notes due February 2015, 1.250%	600	599
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	916
Senior notes due December 2016, 2.500%	398	398
Senior notes due April 2017, 3.500%	497	497
Senior notes due October 2017, 6.125%	499	498
Senior notes due September 2018, 2.500%	497	-
Senior notes due September 2019, 5.625%	552	553
Senior notes due March 2021, 4.500%	494	493
Senior notes due December 2021, 3.875%	592	591
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	-
Senior notes due September 2023, 4.250%	1,237	-
Senior debentures due April 2036, 6.875%	1,072	1,736
Senior debentures due October 2037, 6.750%	76	249
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,085	-
Senior debentures due June 2043, 4.875%	249	-
Senior debentures due September 2043, 5.850%	1,242	-
Capital lease and other obligations	190	230

Total debt	11,885	8,149
Less current portion	(18)	(18)

Total noncurrent portion of debt	$11,867	$8,131

Senior Notes and Debentures

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

an aggregate principal amount of $250 million at a price equal to 99.474% of the principal amount. The proceeds, net of discount and other issuance fees and expenses, were $542 million.

In August 2013, we issued 2.500% Senior Notes due September 2018 with an aggregate principal amount of $500 million at a price equal to 99.423% of the principal amount, 4.250% Senior Notes due September 2023 with an aggregate principal amount of $1.250 billion at a price equal to 98.968% of the principal amount and 5.850% Senior Debentures due September 2043 with an aggregate principal amount of $1.250 billion at a price equal to 99.353% of the principal amount. The proceeds, net of discount and other issuance fees and expenses, were $2.948 billion.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control. At September 30, 2013 and 2012, the total unamortized net discount related to the fixed rate senior notes and debentures was $425 million and $49 million, respectively. The increase reflects the impact of the issuances of senior notes and debentures during the year.

The fair value of our senior notes and debentures was approximately $12.312 billion and $9.262 billion as of September 30, 2013 and 2012, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets.

Credit Facility

In November 2012, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, increase the amount of the credit facility from $2.1 billion to $2.5 billion and extend the maturity date from December 2015 to November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.75% to 1.75% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at September 30, 2013. We also terminated two 364-day credit facilities with an aggregate amount of $600 million in November 2012.

At September 30, 2013 and 2012, there were no amounts outstanding under our credit facility.

Commercial Paper

At September 30, 2013 and 2012, there was no commercial paper outstanding.

Current Portion of Debt

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months. The Senior Notes due in September 2014 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility due November 2017, to refinance this debt.

Scheduled Debt Maturities

Our scheduled maturities of debt at face value for each of the next five fiscal years, excluding capital leases, outstanding at September 30, 2013 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$600	$898	$918	$900	$1,000	$7,852

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS

Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. The funded plan provides a defined benefit based on a percentage of eligible compensation for periods of service. In November 2012, we amended the funded defined benefit pension plan to freeze future benefits effective December 31, 2012. The unfunded pension plans are also currently frozen to future benefit accruals.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans utilizing a measurement date as of September 30, 2013 and 2012, respectively:

Change in Benefit Obligation	Year Ended September 30,
(in millions)	2013	2012
Benefit obligation, beginning of period	$1,139	$920
Service cost	8	32
Interest cost	43	47
Actuarial (gain)/loss	(203)	180
Curtailment gain	(65)	-
Benefits paid	(29)	(40)

Benefit obligation, end of period	$893	$1,139

Change in Plan Assets	Year Ended September 30,
(in millions)	2013	2012
Fair value of plan assets, beginning of period	$576	$479
Actual return on plan assets	85	103
Employer contributions	6	34
Benefits paid	(29)	(40)

Fair value of plan assets, end of period	$638	$576

Funded status	September 30,
(in millions)	2013	2012
Funded status*	$ (255)	$ (563)

* These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.

Accumulated Benefit Obligation

The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. Since our plans are frozen, the projected benefit obligation equals the accumulated benefit obligation. Included in the change in benefit obligation table above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation	September 30,		September 30,		September 30,
(in millions)	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation	$641	$787	$252	$291	$893	$1,078
Projected benefit obligation	641	848	252	291	893	1,139
Fair value of plan assets	638	576	-	-	638	576
Funded Status	$(3)	$(272)	$(252)	$(291)	$(255)	$(563)

Net Periodic Benefit Costs

Our net periodic benefit cost under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs	Year Ended September 30,
(in millions)	2013	2012	2011
Service cost	$8	$32	$29
Interest cost	43	47	44
Expected return on plan assets	(45)	(37)	(39)
Recognized actuarial loss	9	19	15
Prior service cost	1	-	-

Net periodic benefit costs	$16	$61	$49

The items reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost	Year Ended September 30,
(in millions)	2013	2012
Unrecognized actuarial loss	$110	$427
Unrecognized prior service cost	-	1

Total*	$110	$428

* The amount expected to be recognized in net periodic benefit cost in 2014 is immaterial.

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income	Year Ended
(in millions)	September 30, 2013
Net actuarial gain	$(308)
Recognized actuarial loss	(9)
Prior service cost	(1)

Total pretax gain	$(318)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Year Ended September 30,
Key Assumptions	2013	2012
Weighted-average assumptions - benefit obligations
Discount rate	5.25%	4.06%
Rate of compensation increase*		4.00%
Weighted-average assumptions - net periodic costs
Discount rate	3.91%	5.30%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

* The rate of increase in compensation level assumption was not applicable in 2013 due to the freeze of the pension plans.

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. We used investment grade corporate bond yields to support our discount rate assumption. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would typically increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $1 million on pension expense for the year ended September 30, 2013 and would change the accumulated benefit obligation by approximately $30 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets would be a change of approximately $1 million on pension expense for the year ended September 30, 2013.

Investment Policies and Strategies

The Viacom Investments Committee is responsible for managing the investment of assets under the funded pension plan in a prudent manner with regard to preserving principal while providing reasonable returns. The Viacom Investments Committee has established an investment policy through careful study of the returns and risks associated with alternative investment strategies in relation to the current and projected liabilities of the plan, after consulting with an outside investment manager as it deems appropriate. The investment manager’s role is to provide guidance to the Viacom Investments Committee on matters pertaining to the investment of plan assets including investment policy, investment selection, monitoring the plan’s performance and compliance with the plan’s investment policies.

The investment policy establishes target asset allocations based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. Our practice is to review asset allocations regularly with our investment managers and rebalance as necessary. The range of target asset allocations under our investment policy are 55-75% domestic and non-U.S. equity securities, 25-40% domestic and non-U.S. debt securities and 0-10% in cash and other instruments.

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The percentage of asset allocations of our funded pension plan at September 30, 2013 and 2012, by asset category were as follows:

	September 30,
Asset Allocations of Funded Pension Plan	2013	2012
Equity securities	71%	69%
Debt securities	29	31

Total	100%	100%

Viacom Class B common stock represents approximately 3% and 2% of the plan assets fair values at September 30, 2013 and 2012, respectively.

Fair Value Measurement of Plan Assets

Corporate common stocks are reported at fair value based on quoted market prices on national securities exchanges. Investments in registered investment companies (mutual funds) are stated at the respective funds’ net asset value, which is determined based on market values at the closing price on the last business day of the year.

The following table sets forth the plan’s assets at fair value as of September 30, 2013 and 2012. The fair value of the plan’s assets are measured using the quoted prices in the active markets for identical assets, which represents Level 1 within the hierarchy set forth in the accounting guidance for fair value measurements.

Fair Value of Plan Assets	September 30,
(in millions)	2013	2012
Equity Securities
Viacom B common stock	$22	$14
U.S. large cap	201	185
U.S. small / mid cap	80	67
World ex-U.S.	148	130

Debt Securities
Emerging markets	26	28
High yield	52	51
Core fixed income	109	-
Long duration	-	101

Total	$638	$576

Future Benefit Payments and Contributions

The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments
(in millions)	2014	2015	2016	2017	2018	2019-2023
Pension benefits	$34	$36	$38	$41	$44	$253

We expect to make contributions of approximately $20 million in fiscal 2014 to our funded pension plan.

Postretirement Health Care and Life Insurance Plans

Eligible employees participate in Viacom-sponsored health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Most of the health and

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

welfare plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid either through certain trusts funded by Viacom or by our own funds. The amounts related to these plans were not material for all periods presented.

401(k) Plans

Viacom has defined contribution (401(k)) plans for the benefit of substantially all our employees meeting certain eligibility requirements. Our costs recognized for such plans were $42 million in 2013, $23 million in 2012 and $21 million in 2011. During the year, we increased the employer matching contribution and introduced a discretionary profit sharing contribution.

Multiemployer Benefit Plans

We contribute to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans such that (i) contributions made by us to these plans may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

While no multiemployer pension plan that we contributed to is considered individually significant to us, we were listed on two Form 5500s as providing more than 5% of total contributions to each plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for these two plans is green, indicating that the plans are at least 80% funded. Total contributions that we made to multiemployer pension plans were $43 million in 2013, $42 million in 2012 and $34 million in 2011.

We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions that we made to these non-pension multiemployer benefit plans were $69 million in 2013, $70 million in 2012 and $78 million in 2011.

NOTE 9. EQUITY-BASED COMPENSATION

Our 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (the “LTMIP”), provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), unrestricted shares of Class B common stock, phantom shares, dividend equivalents, performance share units (“PSUs”), performance-based RSUs (“PRSUs”) and other awards, or a combination of any of the above. In addition, our equity plans for outside directors were amended in 2013 to provide for an automatic grant each year of only RSUs, rather than a combination of RSUs and stock options. We have primarily granted stock options and RSUs to employees. Certain senior executives have also received PSUs and PRSUs.

Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. Employee RSUs typically vest ratably over a four-year period from the date of the grant. Director RSUs typically vest one year from the date of grant. The target number of PSUs granted to an executive representing the right to receive a corresponding number of shares of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of our Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The measurement period is at least three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 300% of the

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless we have achieved a specified level of earnings per share set in advance for the measurement period, in which case the executive would receive a percentage of the target award. The PRSUs vest in four equal annual installments and will deliver, at the time of vesting, 75% to 125% of the target number of shares of Class B common stock underlying the PRSUs, depending on our achievement of certain financial targets over specified periods. RSUs, PSUs and PRSUs accrue dividends each time we declare a quarterly cash dividend while the award is outstanding, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.

Upon the exercise of a stock option award or the vesting of RSUs, PSUs or PRSUs, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2013, we had 336.3 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2013 was approximately 25.7 million, assuming that outstanding PSU and PRSU awards are paid at target except for those awards for which the measurement period has been completed.

Presented below is a summary of the compensation cost we recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense	Year End September 30,
(in millions)	2013	2012	2011
Recognized in earnings:
Stock options	$42	$41	$45
RSUs, PSUs and PRSUs	86	81	83

Total compensation cost in earnings	$128	$122	$128

Tax benefit recognized	$41	$39	$42
Capitalized equity-based compensation expense	$6	$10	$6

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of volatility is principally based upon implied volatilities from traded options. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield is estimated by dividing the expected annual dividend by the market price of our common stock at the date of grant. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date.

	Year Ended September 30,
Key Assumptions	2013	2012	2011
Weighted average fair value of grants	$13.02	$10.17	$11.01
Weighted average assumptions:
Expected stock price volatility	25.7%	30.7%	28.3%
Expected term of options (in years)	4.7	5.0	5.3
Risk-free interest rate	0.8%	0.8%	1.8%
Expected dividend yield	1.7%	2.3%	2.0%

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes information about our stock option transactions:

	Year Ended September 30, 2013		Year Ended September 30, 2012		Year Ended September 30, 2011
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	29,269.5	$40.22	35,375.7	$40.91	38,140.6	$41.13
Granted	2,363.3	69.56	3,110.0	47.37	4,028.0	49.17
Exercised	(9,792.1)	41.23	(6,398.8)	41.94	(4,288.5)	38.23
Forfeited or expired	(398.8)	47.61	(2,817.4)	52.94	(2,504.4)	62.10

Outstanding at the end of the period	21,441.9	$42.85	29,269.5	$40.22	35,375.7	$40.91

Exercisable at the end of the period	13,024.6	$37.43	19,004.6	$39.32	23,866.9	$42.30

The weighted average remaining contractual life of stock options outstanding and exercisable at September 30, 2013 was 5 years and 3 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2013 was $873 million and $601 million, respectively.

The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended September 30,
Stock Option Exercises (in millions)	2013	2012	2011
Proceeds from stock option exercises	$403	$268	$164
Intrinsic value	$270	$51	$41
Tax benefit – excess/ (shortfall)	$77	$-	$(1)

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2013 was approximately $72 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.

Other Equity-Based Awards

The grant date fair value for RSUs and PRSUs is based on our stock price on the date of the grant. The grant date fair value for the PSUs subject to the market and performance condition indicated earlier in this note is computed using a Monte Carlo model to estimate the total return ranking of Viacom among the S&P 500 Index companies on the date of grant over the measurement periods. Compensation cost assumes all performance goals will be met and is being recognized as the requisite service period is fulfilled.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes activity relating to our RSUs, PSUs and PRSUs:

	Year Ended September 30, 2013		Year Ended September 30, 2012		Year Ended September 30, 2011
RSUs, PSUs and PRSUs (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	5,721.5	$44.22	7,200.7	$38.58	7,729.2	$35.03
Granted*	1,750.2	62.51	2,846.5	45.02	1,979.4	53.43
Vested	(3,005.2)	41.49	(4,028.4)	35.27	(2,076.1)	40.97
Forfeited	(155.1)	44.33	(297.3)	36.62	(431.8)	31.63

Unvested at the end of the period	4,311.4	$53.54	5,721.5	$44.22	7,200.7	$38.58

* Grant activity includes 0.2 million, 0.3 million and 0.5 million of performance-based share units at target for 2013, 2012 and 2011, respectively.

The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs, PSUs and PRSUs at September 30, 2013 was 1 year and $360 million, respectively.

The fair value of RSUs, PSUs and PRSUs vested was $175 million in 2013, $187 million in 2012 and $96 million in 2011. Total unrecognized compensation cost related to these awards at September 30, 2013 was approximately $151 million and is expected to be recognized over a weighted-average period of 2 years.

NOTE 10. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2013
Marketable securities	$89	$89	$-	$-
Derivatives	(2)	-	(2)	-

Total	$87	$89	$(2)	$-

September 30, 2012
Marketable securities	$84	$84	$-	$-
Derivatives	(1)	-	(1)	-

Total	$83	$84	$(1)	$-

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. These investments are included within Prepaid and other assets in the Consolidated Balance Sheets.

The fair value for derivatives is determined utilizing a market-based approach. We use derivative financial instruments to modify our exposure to market risks from changes in foreign exchange rates and interest rates. We

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Euro, the Japanese Yen, the Brazilian Real, the Mexican Peso and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.

At September 30, 2013 and 2012, the notional value of all foreign exchange contracts was $196 million and $176 million, respectively. In 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations. In 2012, $120 million related to our foreign currency balances and $56 million related to future production costs and programming obligations. The net fair value of our foreign exchange contracts was a liability of $2 million as of September 30, 2013.

A portion of our interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rate hedges outstanding at September 30, 2013 and 2012.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

Certain financial assets, such as investments, are recorded at fair value only if an impairment charge is recognized. In 2013, we recognized an impairment loss to write-down a cost method investment to its fair value. The impairment charge is included in Other items, net, in the Consolidated Statement of Earnings. The fair value of the investment (Level 3) was based on a discounted cash flow analysis.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. See Note 15 for additional information related to the redeemable noncontrolling interest.

Our programming and talent commitments that are not recorded on the balance sheet, which aggregated to approximately $1.456 billion as of September 30, 2013, included $1.162 billion relating to media networks programming and $294 million for talent contracts. At September 30, 2013, we have recorded, on the balance sheet, programming commitments of $1.103 billion. Amounts expected to be paid over the next five fiscal years, beginning with fiscal year 2014, are as follows: $576 million, $251 million, $157 million, $80 million and $30 million.

We have long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At September 30, 2013, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments
(in millions)	Capital	Operating
2014	$25	$193
2015	26	174
2016	26	154
2017	25	135
2018	25	119
2019 and thereafter	43	937

Total minimum payments	$170	$1,712

Amounts representing interest	(27)

Total	$143

Future minimum operating lease payments have been reduced by future minimum sublease income of $35 million. Rent expense amounted to $205 million in 2013, $201 million in 2012 and $203 million in 2011.

We also have purchase obligations which include agreements to purchase goods or services in the future that totaled $657 million as of September 30, 2013.

Contingencies

Guarantees

In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions.

Leases

We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $485 million as of September 30, 2013. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $195 million with respect to such obligations as of September 30, 2013. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

Other

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2013 were $43 million and are not recorded on our Consolidated Balance Sheet.

We and our venture partner each have a commitment to guarantee up to approximately $70 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2013 subject to this guarantee. We also have a remaining equity funding commitment of $15 million as of September 30, 2013.

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

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. In April 2013, the District Court granted Google’s renewed motion for summary judgment. We have appealed the District Court’s decision back to the Second Circuit where briefing, including the submission of amicus briefs, is underway.

Our 2006 acquisition agreement with Harmonix Music Systems, Inc. (“Harmonix”), a developer of music-based games, including the Rock Band franchise, provided that to the extent financial results exceeded specific contractual targets against a defined gross profit metric for the calendar years 2007 and 2008, former Harmonix shareholders would be eligible for incremental earn-out payments. In 2008, we paid $150 million, subject to adjustment, under this earn-out agreement. A private dispute resolution process was commenced as provided in the acquisition agreement to determine the final amount of the earn-out. In December 2011, the resolution accountants in the private dispute resolution process concluded that we owed an additional $383 million under the agreement, as compared to the additional $700 million sought by the former shareholders. In the same month, we commenced a lawsuit in the Delaware Court of Chancery to vacate the determination of the resolution accountants on the grounds that they improperly failed to consider arguments and evidence put before them, and we recorded a reserve of $383 million in the quarter ended December 31, 2011. We paid $84 million of this amount plus accrued interest of $3 million in the quarter ended June 30, 2012. In August 2012, the former shareholders’ motion for summary judgment affirming the decision of the resolution accountants was granted. In September 2012, we appealed the decision of the Chancery Court to the Delaware Supreme Court. On July 16, 2013, the Delaware Supreme Court affirmed the decision of the Chancery Court, and on August 6, 2013, we paid the shareholder representative approximately $327 million, which included interest and was fully reserved, in full satisfaction of the judgment.

In addition, in December 2010, the shareholder representative filed a lawsuit in the Delaware Court of Chancery seeking the release of approximately $13 million that was being held in escrow to secure the former shareholders’ indemnification obligations to us under the acquisition agreement. In May 2011, we filed a motion to dismiss a portion of the shareholder representative’s lawsuit that related to certain other claims as meritless, and in November 2011, the court dismissed those claims. In December 2012, the Delaware Chancery Court granted the shareholder representative’s motion for summary judgment on our indemnification claims. On October 7, 2013, the Delaware Supreme Court affirmed the decisions of the Chancery Court.

In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, and Cablevision itself has advocated for the legality of such arrangements as a party in a recent federal case. We believe the lawsuit is without merit and filed a motion to dismiss on May 8, 2013. On July 12, 2013, Cablevision filed an

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

amended complaint, and on August 23, Viacom once again moved to dismiss the action. Briefing on the motion is underway; in the meantime, discovery in the action has been stayed.

In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any overpayment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. The District Court granted our motion to dismiss the complaint on July 16, 2013. On July 31, 2013, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Third Circuit, and briefing on the appeal is now underway.

In 2006, Paramount and DreamWorks L.L.C. (now known as DW Studios L.L.C.) entered into a Multi-Picture Investment Agreement with Melrose Investors 2 LLC (“Melrose 2”) in connection with the financing of a slate of up to thirty motion pictures distributed by Paramount. In late November 2011, the Melrose 2 investors filed a lawsuit in California state court against Paramount and DW Studios asserting a variety of claims in relation to Paramount’s accounting to the investors. The investors filed an amended complaint in October 2012. In early January 2013, the parties settled the dispute and Paramount re-acquired all of the Melrose 2 investors’ remaining interests in the film slate.

NOTE 12. STOCKHOLDERS’ EQUITY

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

Voting Rights

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock do not have any voting rights, except as required by Delaware law. Generally, all matters to be voted on by Viacom stockholders must be approved by a majority of the aggregate voting power of the shares of Class A common stock present in person or represented by proxy at a meeting of stockholders, except in certain limited circumstances and as required by Delaware law.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Preferred Stock

Our capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2013 and 2012, none of the 25 million authorized shares of the preferred stock were issued and outstanding.

Stock Repurchase Program

On August 1, 2013, we increased the size of our Class B common stock repurchase program from $10.0 billion to $20.0 billion. During 2013, we repurchased 69.2 million shares for an aggregate price of $4.8 billion. From October 1, 2013 through November 13, 2013, we repurchased an additional 3.2 million shares for an aggregate price of $270 million. As of November 13, 2013, we had $9.630 billion of remaining capacity in our $20.0 billion stock repurchase program. During 2012 and 2011, we repurchased 59.9 million and 55.7 million shares under the program for an aggregate price of $2.8 billion and $2.5 billion, respectively.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss	September 30,
(in millions)	2013	2012	2011
Foreign currency translation adjustments	$(20)	$19	$61
Defined benefit pension plans	(82)	(272)	(209)
Cash flow hedges	1	(8)	(14)
Available for sale securities	-	(3)	(2)

Total	$(101)	$(264)	$(164)

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 13. RESTRUCTURING & OTHER CHARGES

We incurred restructuring and other charges of $106 million in 2013. During the past year, we have engaged in a global business transformation initiative to integrate and upgrade our systems and processes. As a result, we have approved a restructuring plan which includes severance charges of $86 million. We also undertook a strategic review of some of our brands and incurred a $7 million intangible asset impairment charge resulting from the decision to abandon the asset and $13 million of charges related to management’s decision to cease use of certain original and acquired programming on one of our Media Networks channels. The programming charge represents the acceleration of amortization of such programming into the fourth fiscal quarter and is included within Operating expenses in the Consolidated Statement of Earnings. We expect that this restructuring plan will be substantially completed by September 30, 2014 and the majority of the severance will be paid in fiscal 2014.

The following table presents the components of the 2013 restructuring and other charges by segment:

2013 Restructuring and Other Charges	Media	Filmed
(in millions)	Networks	Entertainment	Total
Severance charges	$61	$25	$86
Asset impairment	7	-	7

Restructuring	68	25	93
Programming inventory	13	-	13

Total	$81	$25	$106

Restructuring charges of $144 million were incurred in 2011, of which $91 million were at our Media Networks segment and $53 million at Filmed Entertainment. The restructuring charges included $123 million of severance and $21 million of lease termination and other exit activities.

The restructuring charges gave rise to certain future liabilities, the components of which are detailed below for 2013, 2012 and 2011. The payments during 2013 reflected in the table below are related to the 2011 restructuring plan. The remaining liability at September 30, 2013 includes $17 million of severance payments yet to be paid out with respect to the 2011 plan pursuant to the respective underlying contractual arrangements.

Restructuring Liability	Media	Filmed
(in millions)	Networks	Entertainment	Total
September 30, 2010	$4	$9	$13

Additions	82	44	126
Severance payments	(3)	(9)	(12)
Revisions to initial estimates	(3)	-	(3)

September 30, 2011	80	44	124

Severance payments	(39)	(31)	(70)
Lease payments	(3)	(4)	(7)

September 30, 2012	38	9	47

Additions	61	25	86
Severance payments	(20)	(7)	(27)
Lease payments	(3)	-	(3)

September 30, 2013	$76	$27	$103

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 14. INCOME TAXES

Earnings from continuing operations before provision for income taxes consist of the following:

Earnings from Continuing Operations before Provision for Income Taxes	Year Ended September 30,
(in millions)	2013	2012	2011
United States	$3,040	$2,984	$2,749
International	479	486	496

Pre-tax earnings from continuing operations	$3,519	$3,470	$3,245

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations	Year Ended September 30,
(in millions)	2013	2012	2011
Current provision for income taxes:
Federal	$401	$872	$453
State and local	23	117	53
International	152	183	180

Total current provision for income taxes	576	1,172	686
Deferred provision for income taxes	494	(87)	376

Provision for income taxes	$1,070	$1,085	$1,062

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended September 30,
Effective Tax Rate	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.2	2.2	2.6
Effect of international operations	(2.6)	(0.8)	(2.0)
Audit settlements	(1.3)	(1.4)	(2.0)
Qualified production activities deduction	(2.1)	(3.0)	(2.5)
Change in valuation allowance	(1.8)	(1.4)	-
All other, net	1.0	0.7	1.6

Effective tax rate, continuing operations	30.4%	31.3%	32.7%

We recognized net discrete tax benefits of $54 million in 2013, $94 million in 2012 and $52 million in 2011, which served to reduce the provision for income taxes for those periods. The benefits in 2013 principally reflect the release of tax reserves with respect to certain effectively settled tax positions, as well as the recognition of certain capital loss carryforward and tax credit benefits. The benefits in 2012 include certain operating and capital loss carryforward benefits as well as the release of tax reserves with respect to certain effectively settled tax positions, and the benefits in 2011 principally relate to the release of tax reserves with respect to certain effectively settled tax positions.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2013	2012
Deferred tax assets:
Accrued liabilities	$199	$332
Postretirement and other employee benefits	294	394
Tax credit and loss carryforwards	274	216
All other	188	219

Total deferred tax assets	955	1,161
Valuation allowance	(277)	(324)

Total deferred tax assets, net*	$678	$837

Deferred tax liabilities:
Property, equipment and intangible assets	$(436)	$(415)
Unbilled revenue	(133)	(105)
Financing obligations	(120)	-
Film & TV production expenditures	(535)	(254)

Total deferred tax liabilities	(1,224)	(774)

Deferred taxes, net	$(546)	$63

* Includes $45 million noncurrent deferred tax assets, net reflected within Other assets - noncurrent in the Consolidated Balance Sheet as of September 30, 2013.

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to net operating losses in foreign jurisdictions and capital losses in the U.S., as sufficient uncertainty exists regarding the future realization of these assets.

We have $335 million of U.S. tax loss carryforwards at September 30, 2013. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in fiscal year 2016. In addition, we have $371 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carry forward periods and $107 million of tax losses that expire in the fiscal years 2015 through 2031. The pre-valuation allowance deferred tax asset amount related to these U.S. and international tax loss carryforwards is $274 million.

As of September 30, 2013, we have not made any provision for U.S. income taxes on approximately $2.1 billion of unremitted earnings of our international subsidiaries since these earnings are permanently reinvested outside the U.S. If these earnings were to be remitted in the future, the related U.S. income tax liability may be reduced by any foreign income taxes previously paid on these earnings. Under current U.S. tax laws, repatriating unremitted earnings could result in incremental taxes of 10% - 15% on the repatriated amounts depending on the territory. To the extent that any tax reform legislation were to lower the U.S. federal statutory income tax rate from its current 35%, there could be a corresponding reduction in the estimate of incremental taxes that would result from repatriating unremitted earnings.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits	Year Ended September 30,
(in millions)	2013	2012	2011
Balance at beginning of the period	$207	$212	$304
Gross additions based on tax positions related to the current year	29	28	17
Gross additions for tax positions of prior years	5	24	3
Gross reductions for tax positions of prior years	(50)	(44)	(97)
Settlements	(25)	(2)	(11)
Expiration of the statute of limitation	(7)	(11)	(4)

Balance at end of the period	$159	$207	$212

The total amount of unrecognized tax benefits at September 30, 2013, if recognized, would favorably affect the effective tax rate.

As discussed in Note 2, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. We recognized interest and penalties of $9 million in 2013, $15 million in 2012 and $14 million in 2011. We had accruals of $35 million and $66 million related to interest and penalties recorded as a component of Other liabilities—current and noncurrent in the Consolidated Balance Sheets at September 30, 2013 and 2012, respectively. The reduction in the accrual for interest and penalties during the year was related to the release of certain effectively settled tax positions as well as settlements.

We and our subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The IRS concluded its examination of our U.S. consolidated income tax returns through 2008 in 2013. Currently, there are no material potential income tax liabilities still in dispute with respect to the IRS examination of 2009. We anticipate the IRS will begin its examination of our 2010 and 2011 U.S. consolidated federal income tax returns in the first quarter of fiscal 2014. Tax authorities are also conducting examinations of Viacom subsidiaries in various state and local jurisdictions, including New York City. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $75 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement, may affect our income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

NOTE 15. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Supplemental Cash Flow Information (in millions)	Year Ended September 30,
	2013	2012	2011

Cash paid for interest*	$475	$409	$420
Cash paid for income taxes	$463	$1,069	$1,050

* Includes cash payments related to discontinued operations of $28 million and $3 million in 2013 and 2012, respectively.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash paid for income taxes in the year ended September 30, 2013 reflects the benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions. Cash paid for income taxes in 2012 is net of approximately $100 million related to a federal tax refund resulting from the carryback of capital losses against taxes previously paid on capital gains.

Interest Expense, net (in millions)	Year Ended September 30,
	2013	2012	2011
Interest expense	$(468)	$(425)	$(419)
Interest income	4	8	7

Interest expense, net	$(464)	$(417)	$(412)

Other Items, net (in millions)	Year Ended September 30,
	2013	2012	2011
Gain on sale of HBO Pacific Partners and LAPTV	$111	$-	$-
Other investment gains	46	-	-
Impairment of investment	(23)	-	-
Foreign exchange loss	(23)	(8)	(4)
Other gains/(losses)	(5)	3	(2)

Other items, net	$106	$(5)	$(6)

Sales of HBO Pacific Partners and LAPTV

In the fourth quarter of 2013, we completed the sales of our 20% interest in HBO Pacific Partners and our 22.5% interest in LAPTV, partnerships that own pay television channels under various brand names and that were accounted for under the equity method. The sales resulted in aggregate total proceeds of $124 million and a gain of $111 million.

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,
	2013	2012	2011
Beginning balance	$179	$152	$131
Net earnings	14	16	12
Distributions	(13)	(16)	(12)
Translation adjustment	(4)	7	(1)
Redemption value adjustment	24	20	22

Ending balance	$200	$179	$152

Accounts Receivable

We had $379 million and $372 million of noncurrent trade receivables as of September 30, 2013 and 2012, respectively. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Collaborative Arrangements

Our collaborative arrangements principally relate to contractual arrangements with other studios to jointly finance and distribute theatrical productions (“co-financing arrangements”). A co-financing arrangement typically involves joint ownership of the film asset with each partner responsible for distribution of the film in specific territories. The partners share in the profits and losses of the film in accordance with their respective ownership interest. The amounts recorded in the Consolidated Statements of Earnings related to collaborative arrangements were not material.

NOTE 16. REPORTING SEGMENTS

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

Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and other charges, when applicable.

Revenues by Segment (in millions)	Year Ended September 30,
	2013	2012	2011
Media Networks	$9,656	$9,194	$9,145
Filmed Entertainment	4,282	4,820	5,923
Eliminations	(144)	(127)	(154)

Total revenues	$13,794	$13,887	$14,914

Adjusted Operating Income (in millions)	Year Ended September 30,
	2013	2012	2011
Media Networks	$4,096	$3,889	$3,848
Filmed Entertainment	234	325	341
Corporate expenses	(251)	(192)	(207)
Equity-based compensation	(128)	(122)	(128)
Eliminations	(9)	1	-
Restructuring and other charges	(106)	-	(144)

Operating income	3,836	3,901	3,710
Interest expense, net	(464)	(417)	(412)
Equity in net earnings of investee companies	41	12	40
Loss on extinguishment of debt	-	(21)	(87)
Other items, net	106	(5)	(6)

Earnings from continuing operations before provision for income taxes	$3,519	$3,470	$3,245

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,			September 30,
	2013	2012	2011	2013	2012
Media Networks	$144	$144	$177	$16,653	$16,401
Filmed Entertainment	89	87	89	5,647	5,251
Corporate/Eliminations	4	5	5	1,529	598

Total	$237	$236	$271	$23,829	$22,250

Capital Expenditures (in millions)	Year Ended September 30,
	2013	2012	2011
Media Networks	$103	$101	$96
Filmed Entertainment	53	46	55
Corporate	4	7	4

Total capital expenditures	$160	$154	$155

Revenues by Component (in millions)	Year Ended September 30,
	2013	2012	2011
Advertising	$4,855	$4,756	$4,997
Feature film	3,742	4,366	5,482
Affiliate fees	4,245	3,889	3,519
Ancillary	1,096	1,003	1,070
Eliminations	(144)	(127)	(154)

Total revenues	$13,794	$13,887	$14,914

Revenues generated from international markets were 26%, 29% and 29% of total consolidated revenues in 2013, 2012 and 2011, respectively. Our principal international businesses are in Europe. The United Kingdom and Germany together accounted for approximately 44%, 44% and 42% of total revenues in the Europe, Middle East and Africa (“EMEA”) region in 2013, 2012 and 2011, respectively.

	Revenues*			Long-lived Assets**
Geographic Information (in millions)	Year Ended September 30,			September 30,
	2013	2012	2011	2013	2012
United States	$10,152	$9,804	$10,538	$4,982	$5,238
EMEA	2,173	2,423	2,587	418	396
All other	1,469	1,660	1,789	75	104

Total	$13,794	$13,887	$14,914	$5,475	$5,738

*Revenue classifications are based on customers’ locations. Transactions within Viacom between geographic areas are not significant.

**Reflects total assets less current assets, deferred tax assets, goodwill, intangibles and investments.

NOTE 17. RELATED PARTY TRANSACTIONS

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

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Viacom and NAI Related Party Transactions

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended September 30, 2013, 2012 and 2011, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $19 million, $19 million and $44 million, respectively.

Viacom and CBS Corporation Related Party Transactions

In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.

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

Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Year Ended September 30,
(in millions)	2013	2012	2011
Consolidated Statements of Earnings
Revenues	$264	$285	$341
Operating expenses	$327	$347	$434

	September 30,
	2013	2012
Consolidated Balance Sheets
Accounts receivable	$5	$7
Other assets	-	1

Total due from CBS	$5	$8

Accounts payable	$3	$1
Participants' share and residuals, current	115	143
Program rights obligations, current	99	110
Program rights obligations, noncurrent	139	169
Other liabilities	15	24

Total due to CBS	$371	$447

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

Other Related Party Transactions	Year Ended September 30,
(in millions)	2013	2012	2011
Consolidated Statements of Earnings
Revenues	$216	$309	$239
Operating expenses	$63	$120	$83
Selling, general and administrative	$(17)	$(16)	$(16)

	September 30,
	2013	2012
Consolidated Balance Sheets
Accounts receivable	$84	$114
Other assets	1	3

Total due from other related parties	$85	$117

Accounts payable	$4	$8
Other liabilities	26	17

Total due to other related parties	$30	$25

All other related party transactions are not material in the periods presented.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 18. DISCONTINUED OPERATIONS

Discontinued operations for all periods presented principally relates to Harmonix, which was sold in December 2010. Other discontinued operations activity in all years reflects adjustments related to businesses previously sold.

Discontinued Operations (in millions)	Harmonix	All Other	Total
Year ended September 30, 2013

Pre-tax earnings (losses) from discontinued operations	$(19)	$-	$(19)
Income tax benefit (provision)	7	-	7

Net earnings (losses) from discontinued operations	$(12)	$-	$(12)

Year ended September 30, 2012

Pre-tax earnings (losses) from discontinued operations	$(398)	$8	$(390)
Income tax benefit (provision)	21	5	26

Net earnings (losses) from discontinued operations	$(377)	$13	$(364)

Year ended September 30, 2011
Revenues from discontinued operations	$49	$-	$49

Pre-tax earnings (losses) from discontinued operations	$(31)	$8	$(23)
Income tax benefit (provision)	15	(2)	13

Net earnings (losses) from discontinued operations	$(16)	$6	$(10)

Discontinued operations activity for the year ended September 30, 2012 principally reflects the $383 million charge related to the earn-out dispute with the former shareholders of Harmonix. Activity for the year ended September 30, 2013 principally reflects interest on the dispute. The pre-tax loss from discontinued operations for the year ended September 30, 2011 is a $12 million loss from operations for the period through the date of the sale of Harmonix and a $14 million loss on disposal.

For tax purposes, the disposal of Harmonix and related earn-out payment generated tax benefits of approximately $250 million, of which approximately $103 million has been utilized as of September 30, 2013. The remaining benefit will be available to offset qualifying future cash taxes.

VIACOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 19. QUARTERLY FINANCIAL DATA (unaudited):

2013 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2013

Revenues	$3,314	$3,135	$3,693	$3,652	$13,794
Operating income	$797	$847	$1,085	$1,107	$3,836
Net earnings from continuing operations (Viacom and noncontrolling interests)	$482	$489	$666	$812	$2,449
Net earnings (Viacom and noncontrolling interests)	$479	$486	$662	$810	$2,437
Net earnings from continuing operations attributable to Viacom	$473	$481	$647	$806	$2,407
Net earnings attributable to Viacom	$470	$478	$643	$804	$2,395
Basic net earnings per share, continuing operations attributable to Viacom	$0.94	$0.98	$1.34	$1.72	$4.95
Basic net earnings per share attributable to Viacom	$0.94	$0.97	$1.33	$1.72	$4.93
Diluted net earnings per share, continuing operations attributable to Viacom	$0.93	$0.96	$1.32	$1.69	$4.86
Diluted net earnings per share attributable to Viacom	$0.92	$0.96	$1.31	$1.68	$4.84

2012 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2012

Revenues	$3,952	$3,331	$3,241	$3,363	$13,887
Operating income	$1,016	$932	$903	$1,050	$3,901
Net earnings from continuing operations (Viacom and noncontrolling interests)	$601	$599	$536	$649	$2,385
Net earnings (Viacom and noncontrolling interests)	$222	$596	$547	$656	$2,021
Net earnings from continuing operations attributable to Viacom	$591	$588	$523	$643	$2,345
Net earnings attributable to Viacom	$212	$585	$534	$650	$1,981
Basic net earnings per share, continuing operations attributable to Viacom	$1.07	$1.09	$1.00	$1.26	$4.42
Basic net earnings per share attributable to Viacom	$0.39	$1.09	$1.02	$1.27	$3.73
Diluted net earnings per share, continuing operations attributable to Viacom	$1.06	$1.08	$0.99	$1.24	$4.36
Diluted net earnings per share attributable to Viacom	$0.38	$1.07	$1.01	$1.26	$3.69

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth on page 67.

Audit Opinion on Internal Control over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 68.

Changes in Internal Control Over Financial Reporting

In 2013, we continued the global business transformation initiative we disclosed in our 2012 Form 10-K to integrate and upgrade certain financial processing systems to an enterprise-wide system solution, and we anticipate additional implementations throughout other parts of our business over the next year. We continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.

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
Consolidated Statement of Earnings for the years ended September 30, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011
Consolidated Balance Sheets as of September 30, 2013 and 2012
Consolidated Statement of Cash Flows for the years ended September 30, 2013, 2012 and 2011
Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 115.

(b)	Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 115.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Philippe P. Dauman
Philippe P. Dauman
President and Chief Executive Officer

Date: November 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe P. Dauman Philippe P. Dauman	President and Chief Executive Officer; Director	November 14, 2013

/s/ Thomas E. Dooley Thomas E. Dooley	Senior Executive Vice President and Chief Operating Officer; Director	November 14, 2013

/s/ Wade Davis Wade Davis	Executive Vice President, Chief Financial Officer	November 14, 2013

/s/ Katherine Gill-Charest Katherine Gill-Charest	Senior Vice President, Controller (Chief Accounting Officer)	November 14, 2013

* Sumner M. Redstone	Executive Chairman of the Board and Founder	November 14, 2013

* Shari Redstone	Vice Chair of the Board	November 14, 2013

* George S. Abrams	Director	November 14, 2013

* Cristiana Falcone Sorrell	Director	November 14, 2013

* Alan C. Greenberg	Director	November 14, 2013

Signature	Title	Date

* Robert K. Kraft	Director	November 14, 2013

* Blythe J. McGarvie	Director	November 14, 2013

* Deborah Norville	Director	November 14, 2013

* Charles E. Phillips, Jr.	Director	November 14, 2013

* Frederic V. Salerno	Director	November 14, 2013

* William Schwartz	Director	November 14, 2013

*By:	/s/ Michael D. Fricklas	November 14, 2013
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).

VIACOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year ended September 30, 2013:
Allowance for doubtful accounts	$36	$8	$(11)	$33
Sales returns and allowances	$282	$503	$(524)	$261
Inventory obsolescence reserves	$74	$3	$(2)	$75
Deferred tax valuation allowance	$324	$75	$(122)	$277

Year ended September 30, 2012:
Allowance for doubtful accounts	$49	$6	$(19)	$36
Sales returns and allowances	$309	$595	$(622)	$282
Inventory obsolescence reserves	$73	$11	$(10)	$74
Deferred tax valuation allowance	$222	$161	$(59)	$324

Year ended September 30, 2011:
Allowance for doubtful accounts	$76	$9	$(36)	$49
Sales returns and allowances	$254	$693	$(638)	$309
Inventory obsolescence reserves	$73	$20	$(20)	$73
Deferred tax valuation allowance	$144	$94	$(16)	$222

Item 15(b).

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2005 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).

3.2	Amended and Restated Bylaws of Viacom Inc. effective September 15, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Viacom Inc. filed September 21, 2011) (File No. 001-32686).

4.1	Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.2	First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 5.75% Senior Note due 2011, Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3	Second Supplemental Indenture, dated as of June 16, 2006, between Viacom Inc. and The Bank of New York, including Form of Floating Rate Senior Note due 2009 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Viacom Inc. filed August 21, 2006) (File No. 333-136756).

4.4	Third Supplemental Indenture, dated as of December 13, 2006, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 19, 2006) (File No. 001-32686).

4.5	Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, as trustee (including forms of Senior Notes and Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No. 001-32686).

4.6	Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.7	Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, as trustee (including forms of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

4.8	Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.9	Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

Exhibit No.	Description of Exhibit

4.10	Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

4.11	Tenth Supplemental Indenture, dated as of February 28, 2012, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 28, 2012) (File No. 001-32686).

4.12	Eleventh Supplemental Indenture, dated as of June 14, 2012, between Viacom Inc. and The Bank of New York Mellon, as trustee (including form of Senior Notes) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed June 14, 2012) (File No. 001-32686).

4.13	Twelfth Supplemental Indenture, dated as of November 26, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed November 30, 2012) (File No. 001-32686).

4.14	Thirteenth Supplemental Indenture, dated as of December 4, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Debentures) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

4.15	Fourteenth Supplemental Indenture, dated as of December 17, 2012, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of Senior Debentures) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

4.16	Fifteenth Supplemental Indenture, dated as of March 14, 2013, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2013) (Filed No. 001-32686).

4.17	Sixteenth Supplemental Indenture, dated as of August 19, 2013, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 19, 2013) (Filed No. 001-32686).

10.1	$2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).

10.2	First Amendment, dated as of December 2, 2011, to the $2.0 Billion Three-Year Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 2, 2012) (File No. 001-32686).

Exhibit No.	Description of Exhibit

10.3	Second Amendment, dated as of November 9, 2012, to the Credit Agreement, dated as of October 8, 2010, as amended on December 2, 2011, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).

10.4	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed March 27, 2013) (File No. 001-32686).**

10.5	Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.6	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.7	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.8	Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686), as amended by Amendment No. 1 to Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).**

10.9	Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit C to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686), as amended by Amendment No. 1 to Viacom Inc. 2011 RSU Plan for Outside Directors (incorporated by reference to Exhibit10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).**

10.10	Viacom Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

10.11	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective January 18, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 27, 2012) (File No. 001-32686).**

10.12	Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.12.1	Form of Stock Option/RSU Confirmation Sheet (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.12.2	Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.12.3	Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.12.4	Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.13	Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.14	Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.15	Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.16	Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.17	Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.18	Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.19	Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.20	Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

10.21	Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.22	Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010) (File No. 001-32686), as amended by Letter Agreement dated August 6, 2012 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Viacom Inc. filed November 15, 2012) (File No. 001-32686).**

10.23	Employment Agreement between Viacom Inc. and James W. Barge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.23 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.24	Employment Agreement between Viacom Inc. and Wade Davis, dated as of November 27, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.25	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

10.26	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.27	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

21.1*	Subsidiaries of Viacom Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.

24.1*	Powers of Attorney.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.