Form 10-Q
period 2013-12-31
Viacom Inc.
filed 2014-01-30
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 15, 2014
Class A common stock, par value $0.001 per share	51,042,384
Class B common stock, par value $0.001 per share	387,010,782

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2013	2012
Revenues	$3,197	$3,314
Expenses:
Operating	1,474	1,763
Selling, general and administrative	704	697
Depreciation and amortization	59	57
Total expenses	2,237	2,517
Operating income	960	797
Interest expense, net	(149)	(110)
Equity in net earnings of investee companies	26	24
Other items, net	—	7
Earnings from continuing operations before provision for income taxes	837	718
Provision for income taxes	(280)	(236)
Net earnings from continuing operations	557	482
Discontinued operations, net of tax	—	(3)
Net earnings (Viacom and noncontrolling interests)	557	479
Net earnings attributable to noncontrolling interests	(10)	(9)
Net earnings attributable to Viacom	$547	$470
Amounts attributable to Viacom:
Net earnings from continuing operations	$547	$473
Discontinued operations, net of tax	—	(3)
Net earnings attributable to Viacom	$547	$470
Basic earnings per share attributable to Viacom:
Continuing operations	$1.23	$0.94
Discontinued operations	—	—
Net earnings	$1.23	$0.94
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.20	$0.93
Discontinued operations	—	(0.01)
Net earnings	$1.20	$0.92
Weighted average number of common shares outstanding:
Basic	444.9	501.5
Diluted	454.0	509.1
Dividends declared per share of Class A and Class B common stock	$0.30	$0.275

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
(in millions)	2013	2012
Net earnings (Viacom and noncontrolling interests)	$557	$479
Other comprehensive income, net of tax:
Foreign currency translation adjustments	26	(18)
Defined benefit pension plans, net of income tax expense of $0 and $11, respectively	—	14
Cash flow hedges, net of income tax (benefit) of $0 and $(6), respectively	—	7
Available for sale securities, net of income tax expense of $0 and $1, respectively	—	3
Other comprehensive income (Viacom and noncontrolling interests)	26	6
Comprehensive income	583	485
Less: Comprehensive income attributable to noncontrolling interests	11	7
Comprehensive income attributable to Viacom	$572	$478

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,417	$2,403
Receivables, net	2,916	2,987
Inventory, net	728	770
Deferred tax assets, net	60	58
Prepaid and other assets	326	508
Total current assets	5,447	6,726
Property and equipment, net	1,025	1,040
Inventory, net	4,156	3,945
Goodwill	11,092	11,079
Intangibles, net	266	279
Other assets	792	760
Total assets	$22,778	$23,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$242	$316
Accrued expenses	789	1,074
Participants’ share and residuals	1,090	1,110
Program rights obligations	556	576
Deferred revenue	218	230
Current portion of debt	18	18
Other liabilities	310	466
Total current liabilities	3,223	3,790
Noncurrent portion of debt	11,868	11,867
Participants’ share and residuals	376	437
Program rights obligations	500	527
Deferred tax liabilities, net	621	649
Other liabilities	1,185	1,169
Redeemable noncontrolling interest	206	200
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.0 and 51.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 388.5 and 398.2 outstanding, respectively	—	—
Additional paid-in capital	9,513	9,490
Treasury stock, 346.6 and 336.3 common shares held in treasury, respectively	(16,675)	(15,825)
Retained earnings	12,040	11,629
Accumulated other comprehensive loss	(76)	(101)
Total Viacom stockholders’ equity	4,802	5,193
Noncontrolling interests	(3)	(3)
Total equity	4,799	5,190
Total liabilities and equity	$22,778	$23,829

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
(in millions)	2013	2012
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$557	$479
Discontinued operations, net of tax	—	3
Net earnings from continuing operations	557	482
Reconciling items:
Depreciation and amortization	59	57
Feature film and program amortization	907	1,022
Equity-based compensation	32	31
Equity in net earnings and distributions from investee companies	(22)	(15)
Deferred income taxes	(30)	61
Operating assets and liabilities, net of acquisitions:
Receivables	90	(45)
Inventory, program rights and participations	(1,185)	(912)
Accounts payable and other current liabilities	(121)	(75)
Other, net	6	(37)
Cash provided by operations	293	569
INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	6	(10)
Capital expenditures	(20)	(36)
Net cash flow used in investing activities	(14)	(46)
FINANCING ACTIVITIES
Borrowings	—	242
Stock repurchases	(970)	(700)
Dividends paid	(271)	(277)
Excess tax benefits on equity-based compensation awards	5	16
Exercise of stock options	11	73
Other, net	(42)	(49)
Net cash flow used in financing activities	(1,267)	(695)
Effect of exchange rate changes on cash and cash equivalents	2	(5)
Net change in cash and cash equivalents	(986)	(177)
Cash and cash equivalents at beginning of period	2,403	848
Cash and cash equivalents at end of period	$1,417	$671

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom Inc. is a leading global entertainment content company that connects with audiences in over 160 countries and territories and creates compelling television programs, motion pictures, short-form video, applications ("apps"), games, consumer products, social media and other entertainment content. Viacom operates through two reporting segments: Media Networks, which includes Music and Logo, Nickelodeon, Entertainment and BET Networks; and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films and Nickelodeon Movies brands. References in this document to “Viacom”, “Company”, “we”, “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2014 (“fiscal 2014”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2013, as filed with the SEC on November 14, 2013 (the “2013 Form 10-K”).
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
Reclassification
Certain prior year amounts have been reclassified to conform to the fiscal 2014 presentation.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended December 31,
(in millions)	2013	2012
Weighted average number of common shares outstanding, basic	444.9	501.5
Dilutive effect of equity awards	9.1	7.6
Weighted average number of common shares outstanding, diluted	454.0	509.1
Anti-dilutive common shares	—	7.3

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. INVENTORY

Our total inventory consists of the following:

Inventory (in millions)	December 31, 2013	September 30, 2013
Film inventory:
Released, net of amortization	$651	$570
Completed, not yet released	12	40
In process and other	777	653
Total film inventory, net of amortization	1,440	1,263
Original programming:
Released, net of amortization	1,416	1,343
In process and other	561	590
Total original programming, net of amortization	1,977	1,933
Acquired program rights, net of amortization	1,335	1,391
Home entertainment inventory, net of allowance of $79 and $75, respectively	132	128
Total inventory, net	4,884	4,715
Less current portion	(728)	(770)
Total inventory-noncurrent, net	$4,156	$3,945

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	December 31, 2013	September 30, 2013
Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$599	$599
Senior notes due February 2015, 1.250%	600	600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	917
Senior notes due December 2016, 2.500%	398	398
Senior notes due April 2017, 3.500%	498	497
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	497	497
Senior notes due September 2019, 5.625%	552	552
Senior notes due March 2021, 4.500%	494	494
Senior notes due December 2021, 3.875%	592	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	298
Senior notes due September 2023, 4.250%	1,238	1,237
Senior debentures due April 2036, 6.875%	1,072	1,072
Senior debentures due October 2037, 6.750%	76	76
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,086	1,085
Senior debentures due June 2043, 4.875%	249	249
Senior debentures due September 2043, 5.850%	1,242	1,242
Capital lease and other obligations	188	190
Total debt	11,886	11,885
Less current portion	(18)	(18)
Total noncurrent portion of debt	$11,868	$11,867

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The total unamortized net discount related to the senior notes and debentures was $422 million as of December 31, 2013. The fair value of our senior notes and debentures was approximately $12.4 billion as of December 31, 2013. The valuation of our publicly traded debt is based on quoted prices in active markets.
At December 31, 2013, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2017. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2013.
The Senior Notes due in September 2014 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
NOTE 5. PENSION BENEFITS
The components of net periodic benefit (income) cost for our defined benefit pension plans are as follows:

Net Periodic Benefit (Income) Costs (in millions)	Quarter Ended December 31,
	2013	2012
Service cost	$—	$8
Interest cost	12	11
Expected return on plan assets	(13)	(11)
Recognized actuarial loss	—	3
Prior service cost	—	1
Net periodic benefit (income) costs	$(1)	$12

NOTE 6. FAIR VALUE MEASUREMENTS

The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2013 and September 30, 2013:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Marketable securities	$97	$97	$—	$—
Derivatives	—	—	—	—
Total	$97	$97	$—	$—
September 30, 2013
Marketable securities	$89	$89	$—	$—
Derivatives	(2)	—	(2)	—
Total	$87	$89	$(2)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $316 million and $196 million as of December 31, 2013 and September 30, 2013, respectively. At December 31, 2013, $156 million related to our foreign currency balances, $143 million related to anticipated investing cash flows and $17 million related to future production costs and programming obligations. At September 30, 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Notes 3 and 11 of the 2013 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. ("Famous Players"). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $460 million as of December 31, 2013. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $195 million with respect to such obligations as of December 31, 2013. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continue to violate our copyrights. We are seeking both damages and injunctive relief. In March 2010, we and Google filed motions for summary judgment, and in June 2010, Google’s motion was granted. In April 2012, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision and remanded the case to the District Court for further proceedings. In December 2012, Google renewed its motion for summary judgment. In April 2013, the District Court granted Google’s renewed motion for summary judgment. We appealed the District Court’s decision back to the Second Circuit, and briefing on the appeal is now complete.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit and filed a motion to dismiss on May 8, 2013. On July 12, 2013, Cablevision filed an amended complaint, and on August 23, Viacom once again moved to dismiss the action. Briefing on the motion is now complete, and discovery in the action has been stayed.
In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the claimed overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any overpayment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. The District Court granted our motion to dismiss the complaint on July 16, 2013. The plaintiff appealed to the United States Court of Appeals for the Third Circuit, and briefing on the appeal is now complete.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	As of December 31, 2013			As of December 31, 2012
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at beginning of period	$5,193	$(3)	$5,190	$7,448	$(9)	$7,439
Net earnings	547	10	557	470	9	479
Other comprehensive income (loss)	25	1	26	8	(2)	6
Noncontrolling interests	(2)	(11)	(13)	(1)	(7)	(8)
Dividends declared	(134)	—	(134)	(140)	—	(140)
Purchase of treasury stock	(850)	—	(850)	(700)	—	(700)
Equity-based compensation and other	23	—	23	80	—	80
Balance at end of period	$4,802	$(3)	$4,799	$7,165	$(9)	$7,156

NOTE 9. RESTRUCTURING

The Company’s restructuring liability as of December 31, 2013 by reporting segment is as follows:

Restructuring Liability	Media Networks	Filmed Entertainment	Total
(in millions)
September 30, 2013	$76	$27	$103
Severance payments	(8)	(6)	(14)
December 31, 2013	$68	$21	$89

The liability as of December 31, 2013 is primarily related to future severance payments in connection with the restructuring plan undertaken in fiscal 2013, as further described in Note 13 of the 2013 Form 10-K. There have been no significant changes to the plan. We expect that the restructuring plan will be substantially completed by September 30, 2014 and the majority of the severance will be paid in fiscal 2014.

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Quarter Ended December 31,
(in millions)	2013	2012
Cash paid for interest	$122	$155
Cash paid for income taxes	$124	$59

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest	Quarter Ended December 31,
(in millions)	2013	2012
Beginning balance	$200	$179
Net earnings	6	5
Distributions	(8)	(8)
Translation adjustment	6	(2)
Redemption value adjustment	2	1
Ending Balance	$206	$175

Accounts Receivable
We had $377 million of noncurrent trade receivables as of December 31, 2013. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
Variable Interest Entities

In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a variable interest entity ("VIE"). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Unconsolidated Variable Interest Entities
We have an unconsolidated investment in Viacom 18, a 50% owned joint venture in India with Network 18 Fincap Limited that qualifies as a VIE. Our aggregate investment carrying value in Viacom 18 was $59 million and $54 million as of December 31, 2013 and September 30, 2013, respectively.

Consolidated Variable Interest Entities
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $77 million in assets and $61 million in liabilities as of December 31, 2013, and $77 million in assets and $56 million of liabilities as of September 30, 2013. The consolidated VIEs' revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
We recognized discrete tax benefits of $12 million in the quarter ended December 31, 2012, principally reflecting the release of tax reserves with respect to certain effectively settled tax positions.
NOTE 11. REPORTING SEGMENTS
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Segment	Quarter Ended December 31,
(in millions)	2013	2012
Media Networks	$2,541	$2,394
Filmed Entertainment	681	975
Eliminations	(25)	(55)
Total revenues	$3,197	$3,314

Adjusted Operating Income (Loss)	Quarter Ended December 31,
(in millions)	2013	2012
Media Networks	$1,114	$1,030
Filmed Entertainment	(74)	(139)
Corporate expenses	(51)	(60)
Equity-based compensation	(32)	(31)
Eliminations	3	(3)
Operating income	960	797
Interest expense, net	(149)	(110)
Equity in net earnings of investee companies	26	24
Other items, net	—	7
Earnings from continuing operations before provision for income taxes	$837	$718

Total Assets	December 31, 2013	September 30, 2013
(in millions)
Media Networks	$16,778	$16,653
Filmed Entertainment	5,381	5,647
Corporate/Eliminations	619	1,529
Total assets	$22,778	$23,829

Revenues by Component	Quarter Ended December 31,
(in millions)	2013	2012
Advertising	$1,325	$1,269
Feature film	595	896
Affiliate fees	1,066	972
Ancillary	236	232
Eliminations	(25)	(55)
Total revenues	$3,197	$3,314

NOTE 12. RELATED PARTY TRANSACTIONS
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2013 and 2012, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $2 million and $4 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $75 million to CBS in the quarter ended December 31, 2013. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended December 31,
(in millions)	2013	2012
Consolidated Statement of Earnings
Revenue	$73	$81
Operating expenses	$96	$98

	December 31, 2013	September 30, 2013
Consolidated Balance Sheets
Accounts receivable	$5	$5
Other assets	—	—
Total due from CBS	$5	$5

Accounts payable	$5	$3
Participants' share and residuals, current	101	115
Program rights obligations, current	87	99
Program rights obligations, noncurrent	126	139
Other liabilities	15	15
Total due to CBS	$334	$371

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions	Quarter Ended December 31,
(in millions)	2013	2012
Consolidated Statement of Earnings
Revenue	$13	$36
Operating expenses	$2	4
Selling, general and administrative	$(2)	(4)

	December 31, 2013	September 30, 2013
Consolidated Balance Sheets
Account receivable	$64	$84
Other assets	1	1
Total due from other related parties	$65	$85

Accounts payable	$6	$4
Other liabilities	28	26
Total due to other related parties	$34	$30

All other related party transactions are not material in the periods presented.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2013 (the “2013 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview. The overview section provides a summary of our business.
Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2013, compared to the quarter ended December 31, 2012. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2013, and of our outstanding debt, commitments and contingencies existing as of December 31, 2013.
OVERVIEW
Summary
We are a leading global entertainment content company that connects with audiences in over 160 countries and territories and creates compelling television programs, motion pictures, short-form video, apps, games, consumer products, social media and other entertainment content. With media networks reaching approximately 700 million households worldwide, Viacom's leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, COMEDY CENTRAL®, TV Land®, SPIKE®, Tr3s®, Paramount Channel™ and VIVA™, among others. Paramount Pictures®, America's oldest film studio, is a major global producer and distributor of filmed entertainment.

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

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

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
Demand and pricing for our advertising depends on our ratings and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory and through our integrated marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming, performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings.
Advertising revenues are principally generated from the sale of advertising time comprised of multiple commercial units. Each advertising spot comprises a deliverable for accounting purposes. Consideration for these arrangements is allocated among the individual advertising spots based on relative fair value using Viacom-specific prices, and revenue is recognized when the advertisement is aired and the contracted audience rating is met.
Affiliate revenue arrangements with certain digital distributors include multiple programs made available for distribution on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using management’s best estimate considering viewing performance and other factors, and revenue is recognized upon initial availability of the respective programs.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters ended December 31, 2013 and 2012.

	Quarter Ended December 31,		Better/ (Worse)
(in millions, except per share amounts)	2013	2012	$	%
Revenues	$3,197	$3,314	$(117)	(4)%
Operating income	960	797	163	20
Net earnings from continuing operations attributable to Viacom	547	473	74	16
Adjusted net earnings from continuing operations attributable to Viacom	547	461	86	19
Diluted EPS from continuing operations	1.20	0.93	0.27	29
Adjusted diluted EPS from continuing operations	$1.20	$0.91	$0.29	32%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues decreased $117 million, or 4%, to $3.197 billion in the quarter ended December 31, 2013. The Media Networks revenues increase of $147 million, which reflected higher affiliate fees and advertising revenues, was more than offset by a decline in Filmed Entertainment revenues of $294 million, primarily driven by lower theatrical and home entertainment revenues.
Operating Income
Operating income increased $163 million, or 20%, to $960 million in the quarter ended December 31, 2013. Media Networks adjusted operating income increased $84 million, reflecting higher revenues partially offset by an increase in expenses. Filmed Entertainment generated an adjusted operating loss of $74 million, representing a $65 million improvement over the prior year quarter. The improvement in adjusted operating loss primarily reflects lower print and advertising costs related to the number and mix of theatrical releases in the current quarter as compared with the prior year.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom
Adjusted net earnings from continuing operations attributable to Viacom increased $86 million, or 19%, to $547 million in the quarter ended December 31, 2013, principally due to the increase in tax-effected operating income described above and a lower effective income tax rate, partially offset by an increase in interest expense driven by higher levels of debt outstanding. Our effective income tax rate was 33.5% and 34.5% in the quarters ended December 31, 2013 and 2012, respectively, excluding the impact of discrete tax items in the prior year quarter. The decrease in the effective income tax rate is principally due to a change in the mix of international income. Adjusted diluted EPS from continuing operations increased $0.29 per diluted share to $1.20 in the quarter, reflecting the increase in net earnings from continuing operations and fewer outstanding shares. Including the impact of discrete taxes in the prior year, net earnings from continuing operations attributable to Viacom increased $74 million, or 16%, in the quarter, and diluted EPS from continuing operations increased $0.27 per diluted share.

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
Media Networks

	Quarter Ended December 31,		Better/ (Worse)
(in millions)	2013	2012	$	%
Revenues by Component
Advertising	$1,325	$1,269	$56	4%
Affiliate fees	1,066	972	94	10
Ancillary	150	153	(3)	(2)
Total revenues by component	$2,541	$2,394	$147	6%
Expenses
Operating	$868	$833	$(35)	(4)%
Selling, general and administrative	523	497	(26)	(5)
Depreciation and amortization	36	34	(2)	(6)
Total expenses	$1,427	$1,364	$(63)	(5)%
Adjusted Operating Income	$1,114	$1,030	$84	8%

Revenues
Worldwide revenues increased $147 million, or 6%, to $2.541 billion in the quarter ended December 31, 2013, driven by higher affiliate fees and advertising revenues. Domestic and international revenues were $2.118 billion and $423 million, reflecting increases of 5% and 10%, respectively, in the quarter. Foreign exchange had a 1-percentage point favorable impact on international revenues in the quarter.

Advertising
Worldwide advertising revenues increased $56 million, or 4%, to $1.325 billion in the quarter ended December 31, 2013. Domestic advertising revenues increased 3% as ratings trends drove an increase in the volume of commercial units sold. International advertising revenues increased 16% reflecting new channels and European market improvements. Foreign exchange had a 2-percentage point favorable impact on international revenues.
Affiliate Fees
Worldwide affiliate fee revenues increased $94 million, or 10%, to $1.066 billion in the quarter ended December 31, 2013, primarily driven by rate increases. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues grew high-single digits in the quarter. Domestic affiliate revenues increased 10% and international affiliate revenues increased 8% in the quarter. Foreign exchange had a 1-percentage point unfavorable impact on international revenues in the quarter.
Expenses
Total expenses increased $63 million, or 5%, to $1.427 billion in the quarter ended December 31, 2013.
Operating
Operating expenses increased $35 million, or 4%, to $868 million in the quarter ended December 31, 2013. Due to our continuing investment in original content, programming costs increased $18 million, or 2%, in the quarter. Distribution and other expenses increased $17 million, or 19%, primarily driven by new channels in international markets.
Selling, General and Administrative
SG&A expenses increased $26 million, or 5%, to $523 million in the quarter, primarily driven by higher employee costs, as well as increased expenses resulting from new channels in international markets.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Adjusted Operating Income
Adjusted operating income increased $84 million, or 8%, to $1.114 billion in the quarter ended December 31, 2013 reflecting higher revenues partially offset by an increase in expenses as discussed above.

Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2013	2012	$	%
Revenues by Component
Theatrical	$159	$328	$(169)	(52)%
Home entertainment	216	341	(125)	(37)
Television license fees	220	227	(7)	(3)
Ancillary	86	79	7	9
Total revenues by component	$681	$975	$(294)	(30)%
Expenses
Operating	$634	$982	$348	35%
Selling, general & administrative	100	110	10	9
Depreciation & amortization	21	22	1	5
Total expenses	$755	$1,114	$359	32%
Adjusted Operating Income/(Loss)	$(74)	$(139)	$65	47%

Revenues
Worldwide revenues decreased $294 million, or 30%, to $681 million in the quarter ended December 31, 2013 driven by lower theatrical and home entertainment revenues. Domestic and international revenues were $304 million and $377 million, reflecting decreases of 31% and 29%, respectively, in the quarter. Foreign exchange had a 2-percentage point unfavorable impact on international revenues in the quarter.
Theatrical
Worldwide theatrical revenues decreased $169 million, or 52%, to $159 million in the quarter ended December 31, 2013. Revenues from our current quarter releases were $130 million lower than the prior year, driven by the number and mix of titles released. During the quarter we released five titles including, Jackass Presents: Bad Grandpa, Anchorman 2: The Legend Continues and The Wolf of Wall Street, compared to eight titles in the prior year. Carryover revenues from prior period releases were $39 million lower. Domestic and international theatrical revenues decreased 25% and 76%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $125 million, or 37%, to $216 million in the quarter ended December 31, 2013, primarily driven by a $94 million decrease in revenues from current quarter releases and a $31 million decrease in carryover revenues from prior period releases. We did not have any home entertainment releases in the current quarter and released one title, Madagascar 3: Europe’s Most Wanted, in the prior year. Domestic home entertainment revenues decreased 68%, and international home entertainment revenues decreased 5%. Foreign exchange had a 2-percentage point unfavorable impact on international revenues.

Television License Fees
Television license fees decreased $7 million, or 3%, to $220 million in the quarter ended December 31, 2013 driven by the number and mix of available titles.
Ancillary
Ancillary revenues increased $7 million, or 9%, to $86 million in the quarter ended December 31, 2013 principally driven by higher digital revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Total expenses decreased $359 million, or 32%, to $755 million in the quarter, principally driven by lower operating expenses.
Operating
Operating expenses decreased $348 million, or 35%, to $634 million in the quarter ended December 31, 2013. Distribution and other costs, principally print and advertising expenses, decreased $241 million, or 42%, as a result of the number and mix of current quarter theatrical releases. Film costs decreased $107 million, or 26%, primarily reflecting lower participation costs on our third-party distribution arrangements.
Selling, General and Administrative
SG&A expenses decreased $10 million, or 9%, to $100 million in the quarter, primarily driven by lower employee costs and professional fees.
Adjusted Operating Loss
Adjusted operating loss for the quarter ended December 31, 2013 was $74 million. This represents a $65 million, or 47%, improvement over the prior year quarter. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows. The improvement in adjusted operating loss primarily reflects lower print and advertising costs related to number and mix of theatrical releases in the current quarter as compared with the prior year.

Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters ended December 31, 2013 and 2012 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for certain of the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

The following table reconciles our adjusted measures to our reported results for the quarter ended December 31, 2012. There were no adjustments to our results for the quarter ended December 31, 2013.

(in millions, except per share amounts)
	Quarter Ended December 31, 2012
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$797	$718	$473	$0.93
Factors Affecting Comparability:
Discrete tax benefits	—	—	(12)	(0.02)
Adjusted results	$797	$718	$461	$0.91

Discrete Tax Items
Our effective income tax rate was 34.5% in the quarter ended December 31, 2012, excluding the impact of discrete tax items. Discrete tax benefits of $12 million contributed 1.6 percentage points of tax benefit, which reconciles to our reported effective tax rate of 32.9%. The discrete tax benefits principally reflected the release of tax reserves with respect to certain effectively settled tax positions.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our primary source of liquidity is cash provided through the operations of our businesses. We have access to external financing sources such as our $2.5 billion five-year revolving credit facility and the capital markets. Our principal uses of cash in operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for discretionary share repurchases under our stock repurchase program, as deemed appropriate, as well as quarterly cash dividends, capital expenditures and acquisitions of businesses.

We believe that our cash flows from operating activities together with our credit facility provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flows from operating activities and future access to capital markets, including our credit facility.

We may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, and there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.
Cash Flows
Cash and cash equivalents decreased by $986 million in the quarter ended December 31, 2013.
Operating Activities
Cash provided by operations was $293 million for the quarter ended December 31, 2013, a decrease of $276 million compared with the quarter ended December 31, 2012. The decrease is primarily driven by working capital requirements reflecting increased production spending at the Filmed Entertainment segment and higher income taxes paid.
Investing Activities
Cash used in investing activities was $14 million and $46 million for the quarters ended December 31, 2013 and 2012, respectively, reflecting lower capital expenditures in the quarter ended December 31, 2013.

Financing Activities
Cash used in financing activities was $1.267 billion for the quarter ended December 31, 2013, compared with $695 million in the quarter ended December 31, 2012. Net cash used in the period was primarily driven by the settlement of share repurchases of $970 million and two dividend payments totaling $271 million.
Net cash used in the prior year was primarily driven by the settlement of share repurchases of $700 million and two dividend payments of $277 million, partially offset by net proceeds of $242 million from the issuance of senior debentures with an aggregate face value of $250 million.
Capital Resources
Capital Structure and Debt
At December 31, 2013, total debt was $11.886 billion, an increase of $1 million from $11.885 billion at September 30, 2013.
Credit Facility
At December 31, 2013, there were no amounts outstanding under our credit facility.
Stock Repurchase Program
During the quarter ended December 31, 2013, we repurchased 10.3 million shares of Class B common stock for an aggregate purchase price of $850 million. From January 1, 2014 through January 29, 2014, we repurchased an additional 2.2 million shares for an aggregate purchase price of $183 million, leaving $8.867 billion of remaining capacity under our program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.

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
OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 12 to the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments and their effect in our markets and on consumer behavior; competition for audiences and distribution; the impact of piracy; economic conditions generally, and in advertising and retail markets in particular; fluctuations in our results due to the timing, mix and availability of our motion pictures and other programming; changes in the Federal communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2013 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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
As disclosed in the 2013 Form 10-K, we continued our global business transformation initiative to integrate and upgrade our systems and processes, which in turn resulted in changes in internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2013 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 7 to the Consolidated Financial Statements included elsewhere in this report.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2013 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended December 31, 2013 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)
Month ended October 31, 2013	2,766	$83.15	2,766	$9,670
Month ended November 30, 2013	3,095	$80.77	3,095	$9,420
Month ended December 31, 2013	4,442	$83.30	4,442	$9,050
Total	10,303		10,303

(1)	There is no expiration date for the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1*	Summary of Viacom Inc. Compensation for Outside Directors.

10.2*	Viacom Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of November 13, 2013.

10.3*	Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013.

10.4*	Amendment No. 1, dated January 16, 2014, to the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: January 30, 2014	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: January 30, 2014	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)