Form 10-Q
period 2014-03-31
Viacom Inc.
filed 2014-05-01
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2014
Class A common stock, par value $0.001 per share	50,973,288
Class B common stock, par value $0.001 per share	378,847,996

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenues	$3,174	$3,135	$6,371	$6,449
Expenses:
Operating	1,538	1,539	3,012	3,302
Selling, general and administrative	712	689	1,416	1,386
Depreciation and amortization	52	60	111	117
Total expenses	2,302	2,288	4,539	4,805
Operating income	872	847	1,832	1,644
Interest expense, net	(152)	(110)	(301)	(220)
Equity in net earnings of investee companies	10	16	36	40
Other items, net	(3)	(6)	(3)	1
Earnings from continuing operations before provision for income taxes	727	747	1,564	1,465
Provision for income taxes	(216)	(258)	(496)	(494)
Net earnings from continuing operations	511	489	1,068	971
Discontinued operations, net of tax	—	(3)	—	(6)
Net earnings (Viacom and noncontrolling interests)	511	486	1,068	965
Net earnings attributable to noncontrolling interests	(9)	(8)	(19)	(17)
Net earnings attributable to Viacom	$502	$478	$1,049	$948
Amounts attributable to Viacom:
Net earnings from continuing operations	$502	$481	$1,049	$954
Discontinued operations, net of tax	—	(3)	—	(6)
Net earnings attributable to Viacom	$502	$478	$1,049	$948
Basic earnings per share attributable to Viacom:
Continuing operations	$1.15	$0.98	$2.38	$1.92
Discontinued operations	—	(0.01)	—	(0.01)
Net earnings	$1.15	$0.97	$2.38	$1.91
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.13	$0.96	$2.33	$1.89
Discontinued operations	—	—	—	(0.01)
Net earnings	$1.13	$0.96	$2.33	$1.88
Weighted average number of common shares outstanding:
Basic	436.1	492.0	440.5	496.8
Diluted	444.6	500.3	449.3	504.7
Dividends declared per share of Class A and Class B common stock	$0.30	$0.275	$0.60	$0.55

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Net earnings (Viacom and noncontrolling interests)	$511	$486	$1,068	$965
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7	(46)	33	(64)
Defined benefit pension plans	—	2	—	16
Cash flow hedges	1	(1)	1	6
Available for sale securities	—	—	—	3
Other comprehensive income (Viacom and noncontrolling interests)	8	(45)	34	(39)
Comprehensive income	519	441	1,102	926
Less: Comprehensive income attributable to noncontrolling interests	9	8	20	15
Comprehensive income attributable to Viacom	$510	$433	$1,082	$911

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,580	$2,403
Receivables, net	2,674	2,987
Inventory, net	717	770
Deferred tax assets, net	51	58
Prepaid and other assets	574	508
Total current assets	6,596	6,726
Property and equipment, net	1,011	1,040
Inventory, net	4,087	3,945
Goodwill	11,096	11,079
Intangibles, net	258	279
Other assets	814	760
Total assets	$23,862	$23,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$341	$316
Accrued expenses	792	1,074
Participants’ share and residuals	968	1,110
Program rights obligations	576	576
Deferred revenue	216	230
Current portion of debt	618	18
Other liabilities	403	466
Total current liabilities	3,914	3,790
Noncurrent portion of debt	12,761	11,867
Participants’ share and residuals	373	437
Program rights obligations	461	527
Deferred tax liabilities, net	562	649
Other liabilities	1,160	1,169
Redeemable noncontrolling interest	210	200
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.0 and 51.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 380.5 and 398.2 outstanding, respectively	—	—
Additional paid-in capital	9,607	9,490
Treasury stock, 356.6 and 336.3 common shares held in treasury, respectively	(17,525)	(15,825)
Retained earnings	12,410	11,629
Accumulated other comprehensive loss	(68)	(101)
Total Viacom stockholders’ equity	4,424	5,193
Noncontrolling interests	(3)	(3)
Total equity	4,421	5,190
Total liabilities and equity	$23,862	$23,829

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,068	$965
Discontinued operations, net of tax	—	6
Net earnings from continuing operations	1,068	971
Reconciling items:
Depreciation and amortization	111	117
Feature film and program amortization	1,862	2,005
Equity-based compensation	63	60
Equity in net earnings and distributions from investee companies	(22)	(30)
Deferred income taxes	(94)	475
Operating assets and liabilities, net of acquisitions:
Receivables	323	(18)
Inventory, program rights and participations	(2,168)	(1,988)
Accounts payable and other current liabilities	(224)	(247)
Other, net	(106)	(49)
Discontinued operations, net	—	(3)
Cash provided by operations	813	1,293
INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	13	12
Capital expenditures	(49)	(67)
Net cash flow used in investing activities	(36)	(55)
FINANCING ACTIVITIES
Borrowings	1,485	784
Stock repurchases	(1,830)	(1,398)
Dividends paid	(271)	(277)
Excess tax benefits on equity-based compensation awards	38	20
Exercise of stock options	75	169
Other, net	(103)	(92)
Net cash flow used in financing activities	(606)	(794)
Effect of exchange rate changes on cash and cash equivalents	6	(32)
Net change in cash and cash equivalents	177	412
Cash and cash equivalents at beginning of period	2,403	848
Cash and cash equivalents at end of period	$2,580	$1,260

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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Weighted average number of common shares outstanding, basic	436.1	492.0	440.5	496.8
Dilutive effect of equity awards	8.5	8.3	8.8	7.9
Weighted average number of common shares outstanding, diluted	444.6	500.3	449.3	504.7
Anti-dilutive common shares	0.1	—	0.1	3.6

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	March 31, 2014	September 30, 2013
Film inventory:
Released, net of amortization	$661	$570
Completed, not yet released	—	40
In process and other	777	653
Total film inventory, net of amortization	1,438	1,263
Original programming:
Released, net of amortization	1,392	1,343
In process and other	569	590
Total original programming, net of amortization	1,961	1,933
Acquired program rights, net of amortization	1,291	1,391
Home entertainment inventory, net of allowance of $69 and $75, respectively	114	128
Total inventory, net	4,804	4,715
Less current portion	(717)	(770)
Total inventory-noncurrent, net	$4,087	$3,945

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	March 31, 2014	September 30, 2013
Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$600	$599
Senior notes due February 2015, 1.250%	600	600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	917
Senior notes due December 2016, 2.500%	398	398
Senior notes due April 2017, 3.500%	498	497
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	497	497
Senior notes due April 2019, 2.200%	400	—
Senior notes due September 2019, 5.625%	552	552
Senior notes due March 2021, 4.500%	494	494
Senior notes due December 2021, 3.875%	592	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	298
Senior notes due September 2023, 4.250%	1,238	1,237
Senior notes due April 2024, 3.875%	546	—
Senior debentures due April 2036, 6.875%	1,072	1,072
Senior debentures due October 2037, 6.750%	76	76
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,087	1,085
Senior debentures due June 2043, 4.875%	249	249
Senior debentures due September 2043, 5.850%	1,242	1,242
Senior debentures due April 2044, 5.250%	549	—
Capital lease and other obligations	184	190
Total debt	13,379	11,885
Less current portion	(618)	(18)
Total noncurrent portion of debt	$12,761	$11,867

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Senior Notes and Debentures
We issued a total of $1.5 billion of senior notes and debentures in March 2014 as follows:

•	2.200% Senior Notes due April 2019 with an aggregate principal amount of $400 million at a price equal to 99.947% of the principal amount.

•	3.875% Senior Notes due April 2024 with an aggregate principal amount of $550 million at a price equal to 99.192% of the principal amount.

•	5.250% Senior Debentures due April 2044 with an aggregate principal amount of $550 million at a price equal to 99.831% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $1.485 billion.
On April 3, 2014, we redeemed all $600 million of our outstanding 4.375% Senior Notes due September 2014 (the “2014 Notes”) at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we will recognize a pre-tax extinguishment loss of $11 million in the third quarter.
The total unamortized net discount related to our senior notes and debentures was $425 million as of March 31, 2014. The fair value of our senior notes and debentures was approximately $14.3 billion as of March 31, 2014. The valuation of our publicly traded debt is based on quoted prices in active markets.
The Senior Notes due in February 2015 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
Credit Facility
At March 31, 2014, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2017. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2014.
NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost (income) for our defined benefit pension plans are as follows:

Net Periodic Benefit Cost (Income) (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$8
Interest cost	12	10	24	21
Expected return on plan assets	(12)	(11)	(25)	(22)
Recognized actuarial loss	—	2	—	5
Prior service cost	—	—	—	1
Net periodic benefit cost (income)	$—	$1	$(1)	$13

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 6. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2014 and September 30, 2013:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2014
Marketable securities	$104	$104	$—	$—
Derivatives	9	—	9	—
Total	$113	$104	$9	$—
September 30, 2013
Marketable securities	$89	$89	$—	$—
Derivatives	(2)	—	(2)	—
Total	$87	$89	$(2)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $412 million and $196 million as of March 31, 2014 and September 30, 2013, respectively. At March 31, 2014, $206 million related to our foreign currency balances, $143 million related to anticipated investing cash flows and $63 million related to future production costs and programming obligations. At September 30, 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations.
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
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. ("Famous Players"). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $420 million as of March 31, 2014. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $195 million with respect to such obligations as of March 31, 2014. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In March 2007, we filed a complaint in the United States District Court for the Southern District of New York against Google Inc. (“Google”) and its wholly-owned subsidiary YouTube, alleging that Google and YouTube violated and continued to violate our copyrights. We sought both damages and injunctive relief. After extended discovery and decisions by both the District Court and the U.S. Court of Appeals, the matter was settled on March 18, 2014. The terms of the settlement were not material to our financial statements.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit and, in May 2013, we filed a motion to dismiss. In July 2013, Cablevision filed an amended complaint, and in August 2013, Viacom once again moved to dismiss the action. Briefing on the motion is now complete, and discovery in the action has been stayed pending the court’s decision on the motion to dismiss.
In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by allegedly using improper subjective criteria to determine the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years, which, according to the complaint, constituted a breach of fiduciary duty by the members of the Board of Directors. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the claimed overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not simply holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any overpayment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. In July 2013, the District Court granted our motion to dismiss the complaint, whereupon the plaintiff appealed to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was heard on March 25, 2014, and we now await a decision.
NOTE 8. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$5,193	$(3)	$5,190	$7,448	$(9)	$7,439
Net earnings	1,049	19	1,068	948	17	965
Other comprehensive income (loss) (1)	33	1	34	(37)	(2)	(39)
Noncontrolling interests	—	(20)	(20)	(3)	(18)	(21)
Dividends declared	(268)	—	(268)	(277)	—	(277)
Purchase of treasury stock	(1,700)	—	(1,700)	(1,400)	—	(1,400)
Equity-based compensation and other	117	—	117	210	—	210
Ending Balance	$4,424	$(3)	$4,421	$6,889	$(12)	$6,877

(1) The components of other comprehensive income (loss) are net of a tax benefit of $1 million for the six months ended March 31, 2014, and net of tax expense of $8 million for the six months ended March 31, 2013.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 9. RESTRUCTURING
Our restructuring liability as of March 31, 2014 by reporting segment is as follows:

Restructuring Liability	Media Networks	Filmed Entertainment	Total
(in millions)
September 30, 2013	$76	$27	$103
Severance payments	(22)	(10)	(32)
Revisions to initial estimates	(4)	—	(4)
March 31, 2014	$50	$17	$67

The liability as of March 31, 2014 is primarily related to future severance payments in connection with the restructuring plan undertaken in fiscal 2013, as further described in Note 13 of the 2013 Form 10-K. We expect that the restructuring plan will be substantially completed by September 30, 2014 and the majority of the severance will be paid in fiscal 2014.
NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Six Months Ended March 31,
(in millions)	2014	2013
Cash paid for interest	$291	$230
Cash paid for income taxes	$506	$118
The increase in cash paid for income taxes in the six months ended March 31, 2014 is primarily due to the timing of payments.

Our redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest	Six Months Ended March 31,
(in millions)	2014	2013
Beginning balance	$200	$179
Net earnings	11	7
Distributions	(11)	(11)
Translation adjustment	10	(13)
Redemption value adjustment	—	3
Ending Balance	$210	$165

Accounts Receivable
We had $378 million of noncurrent trade receivables as of March 31, 2014. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Unconsolidated Variable Interest Entities
We have an unconsolidated investment in Viacom 18, a 50% owned joint venture in India with Network 18 Fincap Limited that qualifies as a VIE. Our aggregate investment carrying value in Viacom 18 was $63 million and $54 million as of March 31, 2014 and September 30, 2013, respectively.

Consolidated Variable Interest Entities
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $75 million in assets and $63 million in liabilities as of March 31, 2014, and $77 million in assets and $56 million in liabilities as of September 30, 2013. The consolidated VIEs' revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
We recognized discrete tax benefits of $20 million in the quarter and six months ended March 31, 2014, principally related to the recognition of capital loss carryforward benefits.
We recognized discrete tax benefits of $12 million in the six months ended March 31, 2013, principally reflecting the release of tax reserves with respect to certain effectively settled tax positions.
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

Revenues by Segment	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Media Networks	$2,375	$2,233	$4,916	$4,627
Filmed Entertainment	831	941	1,512	1,916
Eliminations	(32)	(39)	(57)	(94)
Total revenues	$3,174	$3,135	$6,371	$6,449

Adjusted Operating Income (Loss)	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Media Networks	$949	$873	$2,063	$1,903
Filmed Entertainment	11	65	(63)	(74)
Corporate expenses	(52)	(57)	(103)	(117)
Equity-based compensation	(31)	(29)	(63)	(60)
Eliminations	(5)	(5)	(2)	(8)
Operating income	872	847	1,832	1,644
Interest expense, net	(152)	(110)	(301)	(220)
Equity in net earnings of investee companies	10	16	36	40
Other items, net	(3)	(6)	(3)	1
Earnings from continuing operations before provision for income taxes	$727	$747	$1,564	$1,465

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Total Assets	March 31, 2014	September 30, 2013
(in millions)
Media Networks	$16,615	$16,653
Filmed Entertainment	5,269	5,647
Corporate/Eliminations	1,978	1,529
Total assets	$23,862	$23,829

Revenues by Component	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Advertising	$1,124	$1,091	$2,449	$2,360
Feature film	715	827	1,310	1,723
Affiliate fees	1,114	1,010	2,180	1,982
Ancillary	253	246	489	478
Eliminations	(32)	(39)	(57)	(94)
Total revenues	$3,174	$3,135	$6,371	$6,449

NOTE 12. RELATED PARTY TRANSACTIONS
National Amusements Inc. ("NAI"), directly and through a wholly-owned subsidiary, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2014 and 2013, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $5 million and $8 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $75 million to CBS in the six months ended March 31, 2014. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Consolidated Statement of Earnings
Revenue	$38	$44	$111	$125
Operating expenses	$57	$60	$153	$158

			March 31, 2014	September 30, 2013
Consolidated Balance Sheets
Accounts receivable			$3	$5
Other assets			—	—
Total due from CBS			$3	$5

Accounts payable			$1	$3
Participants' share and residuals, current			109	115
Program rights obligations, current			74	99
Program rights obligations, noncurrent			112	139
Other liabilities			14	15
Total due to CBS			$310	$371

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Consolidated Statement of Earnings
Revenue	$67	$62	$80	$98
Operating expenses	$28	$31	$30	$35
Selling, general and administrative	$(4)	$(4)	$(6)	$(8)

			March 31, 2014	September 30, 2013
Consolidated Balance Sheets
Account receivable			$62	$84
Other assets			1	1
Total due from other related parties			$63	$85

Accounts payable			$2	$4
Other liabilities			31	26
Total due to other related parties			$33	$30

All other related party transactions are not material in the periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13. SUBSEQUENT EVENT
On May 1, 2014, we announced a definitive agreement with Northern & Shell Media Group for the acquisition of Channel 5 Broadcasting Limited, a UK television public service broadcaster, for £450 million. The transaction is subject to customary regulatory approvals.
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
Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2014, compared to the quarter and six months ended March 31, 2013. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, and of our outstanding debt, commitments and contingencies existing as of March 31, 2014.
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
Media Networks
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising related to our content and marketing services, (ii) affiliate fees from multichannel television service providers, including cable television operators, direct-to-home satellite television operators and telecommunications operators, subscription and advertising supported video-on-

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, home entertainment sales and licensing of our programming, television syndication and casual gaming.
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
(continued)

RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters and six months ended March 31, 2014 and 2013.

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2014	2013	$	%	2014	2013	$	%
Revenues	$3,174	$3,135	$39	1%	$6,371	$6,449	$(78)	(1)%
Operating income	872	847	25	3	1,832	1,644	188	11
Net earnings from continuing operations attributable to Viacom	502	481	21	4	1,049	954	95	10
Adjusted net earnings from continuing operations attributable to Viacom	482	481	1	—	1,029	942	87	9
Diluted EPS from continuing operations	1.13	0.96	0.17	18	2.33	1.89	0.44	23
Adjusted diluted EPS from continuing operations	$1.08	$0.96	$0.12	13%	$2.29	$1.87	$0.42	22%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues increased $39 million, or 1%, in the quarter ended March 31, 2014. The Media Networks revenues increase of $142 million, which reflected higher affiliate fees and advertising revenues, was partially offset by a decline in Filmed Entertainment revenues of $110 million, driven by lower home entertainment and theatrical revenues.
Worldwide revenues decreased $78 million, or 1%, to $6.371 billion in the six months ended March 31, 2014. A decline in Filmed Entertainment revenues of $404 million, driven by lower theatrical and home entertainment revenues, was partially offset by an increase in Media Networks revenues of $289 million, reflecting higher affiliate fees and advertising revenues.
Operating Income
Operating income increased $25 million, or 3%, to $872 million in the quarter. Media Networks adjusted operating income increased $76 million, reflecting higher revenues partially offset by an increase in expenses. Filmed Entertainment adjusted operating income decreased $54 million reflecting the number and mix of current year releases.

Operating income increased $188 million, or 11%, to $1.832 billion in the six months. Media Networks adjusted operating income increased $160 million, driven by higher revenues, partially offset by an increase in expenses. Filmed Entertainment generated an adjusted operating loss of $63 million in the six months, compared to $74 million in the prior period. Corporate expenses decreased $14 million, or 12%, in the six months, primarily driven by lower professional fees.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom
Adjusted net earnings from continuing operations attributable to Viacom increased $1 million to $482 million in the quarter and $87 million, or 9%, to $1.029 billion in the six months, principally due to the increase in tax-effected operating income described above and a lower effective income tax rate, partially offset in both periods by an increase in interest expense driven by higher levels of debt outstanding.
Our effective income tax rate was 32.5% and 33.0% in the quarter and six months, respectively, compared to 34.5% in both the quarter and six months ended March 31, 2013, excluding the impact of discrete tax items. The decrease in the effective income tax rate is principally due to a change in the mix of domestic and international income.
Adjusted diluted EPS from continuing operations increased $0.12 per diluted share to $1.08 in the quarter due to fewer shares outstanding. Including the impact of discrete taxes in the current quarter, net earnings from continuing operations attributable to Viacom increased $21 million, or 4%, and diluted EPS from continuing operations increased $0.17. Adjusted diluted EPS

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

from continuing operations increased $0.42 per diluted share to $2.29 in the six months, reflecting fewer shares outstanding and the increase in net earnings from continuing operations. Including the impact of discrete taxes, net earnings from continuing operations attributable to Viacom increased $95 million, or 10%, and diluted EPS from continuing operations increased $0.44 per diluted share.

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
Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2014	2013	$	%	2014	2013	$	%
Revenues by Component
Advertising	$1,124	$1,091	$33	3%	$2,449	$2,360	$89	4%
Affiliate fees	1,114	1,010	104	10	2,180	1,982	198	10
Ancillary	137	132	5	4	287	285	2	1
Total revenues by component	$2,375	$2,233	$142	6%	$4,916	$4,627	$289	6%
Expenses
Operating	$861	$824	$(37)	(4)%	$1,729	$1,657	$(72)	(4)%
Selling, general and administrative	529	498	(31)	(6)	1,052	995	(57)	(6)
Depreciation and amortization	36	38	2	5	72	72	—	—
Total expenses	$1,426	$1,360	$(66)	(5)%	$2,853	$2,724	$(129)	(5)%
Adjusted Operating Income	$949	$873	$76	9%	$2,063	$1,903	$160	8%

Revenues
Worldwide revenues increased $142 million, or 6%, to $2.375 billion in the quarter ended March 31, 2014, and $289 million, or 6%, to $4.916 billion in the six months ended March 31, 2014, driven by higher affiliate fees and advertising revenues. Domestic revenues were $2.025 billion in the quarter, an increase of 6%, and $4.143 billion in the six months, an increase of 6%. International revenues were $350 million in the quarter, an increase of 10%, and $773 million in the six months, an increase of 10%. Foreign exchange had a 2-percentage point and 1-percentage point favorable impact on international revenues in the quarter and six months, respectively.
Advertising
Worldwide advertising revenues increased $33 million, or 3%, to $1.124 billion in the quarter. Domestic advertising revenues increased 2% as demand for commercial units sold increased, partially offset by lower average unit pricing. International advertising revenues increased 14% reflecting new channels and European market improvements. Foreign exchange had a 4-percentage point favorable impact on international revenues.

Worldwide advertising revenues increased $89 million, or 4%, to $2.449 billion in the six months. Domestic advertising revenues increased 2% driven by an increase in commercial units sold. International advertising revenues increased 15%. Foreign exchange also had a 2-percentage point favorable impact on international revenues.
Affiliate Fees
Worldwide affiliate fee revenues increased $104 million, or 10%, to $1.114 billion in the quarter, and $198 million, or 10%, to $2.180 billion in the six months, reflecting rate increases and the benefit from the availability of certain programming related to distribution arrangements. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues grew high-single digits in both periods. Domestic affiliate revenues increased 11% and 10% and international affiliate revenues increased 7% and 8% in the quarter and six months, respectively. Foreign exchange had a 1-percentage point favorable impact on international revenues in the quarter.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Total expenses increased $66 million, or 5%, to $1.426 billion and $129 million, or 5%, to $2.853 billion in the quarter and six months, respectively.
Operating
Operating expenses increased $37 million, or 4%, to $861 million in the quarter, and $72 million, or 4%, to $1.729 billion in the six months. Due to our continuing investment in original content, programming costs increased $38 million, or 5%, in the quarter, and $56 million, or 4%, in the six months. Distribution and other expenses were flat in the quarter and increased $16 million, or 9%, in the six months, primarily driven by new channels in international markets, which were offset by lower ancillary expenses.
Selling, General and Administrative
SG&A expenses increased $31 million, or 6%, to $529 million in the quarter, and $57 million, or 6%, to $1.052 billion in the six months, primarily driven by higher advertising and promotional expenses related to marketing original programming, as well as increased expenses resulting from new channels in international markets.
Adjusted Operating Income
Adjusted operating income increased $76 million, or 9%, to $949 million and $160 million, or 8%, to $2.063 billion in the quarter and six months, respectively, reflecting higher revenues partially offset by an increase in expenses as discussed above.

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2014	2013	$	%	2014	2013	$	%
Revenues by Component
Theatrical	$229	$276	$(47)	(17)%	$388	$604	$(216)	(36)%
Home entertainment	180	256	(76)	(30)	396	597	(201)	(34)
Television license fees	306	295	11	4	526	522	4	1
Ancillary	116	114	2	2	202	193	9	5
Total revenues by component	$831	$941	$(110)	(12)%	$1,512	$1,916	$(404)	(21)%
Expenses
Operating	$704	$749	$45	6%	$1,338	$1,731	$393	23%
Selling, general & administrative	100	106	6	6	200	216	16	7
Depreciation & amortization	16	21	5	24	37	43	6	14
Total expenses	$820	$876	$56	6%	$1,575	$1,990	$415	21%
Adjusted Operating Income/(Loss)	$11	$65	$(54)	(83)%	$(63)	$(74)	$11	15%

Revenues
Worldwide revenues decreased $110 million, or 12%, to $831 million, and $404 million, or 21%, to $1.512 billion in the quarter and six months ended March 31, 2014 driven by lower home entertainment and theatrical revenues. Domestic revenues were $427 million, a decrease of 1%, and $731 million, a decrease of 16%, and international revenues were $404 million, a decrease of 21%, and $781 million, a decrease of 25%, in the quarter and six months, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international revenues in both the quarter and six months.
Theatrical
Worldwide theatrical revenues decreased $47 million, or 17%, to $229 million in the the quarter, principally driven by lower carryover revenues from prior period releases. Current quarter releases were Jack Ryan: Shadow Recruit, Noah and Paranormal Activity: The Marked Ones. Releases in the prior year were Hansel and Gretel: Witch Hunters and G.I. Joe: Retaliation. Domestic theatrical revenues increased 59% due to strong carryover revenues from The Wolf of Wall Street, while international theatrical revenues decreased 47% reflecting a difficult comparison against the strong international performance of Hansel and Gretel: Witch Hunters in the prior year and timing of international releases. Foreign exchange had a 4-percentage point unfavorable impact on international revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Worldwide theatrical revenues decreased $216 million, or 36%, to $388 million in the six months. Revenues from our current year releases were $168 million lower than the prior year, driven by the number and mix of titles released. During the current year we released eight titles, including Anchorman 2: The Legend Continues, Jackass Presents: Bad Grandpa, The Wolf of Wall Street, Jack Ryan: Shadow Recruit, Noah and Paranormal Activity: The Marked Ones, compared to ten titles in the prior year. Carryover revenues from prior period releases were $48 million lower. Domestic theatrical revenues increased 3% and international revenues decreased 60%. Foreign exchange had a 3-percentage point unfavorable impact on international revenues.

Home Entertainment
Worldwide home entertainment revenues decreased $76 million, or 30%, to $180 million in the quarter, primarily driven by a $46 million decrease in revenues from current quarter releases and a $30 million decrease in carryover revenues. We released three titles in the current quarter, The Wolf of Wall Street, Jackass Presents: Bad Grandpa and Nebraska, and released five titles in the prior year, including Rise of the Guardians, Flight and Paranormal Activity 4. Domestic home entertainment revenues decreased 34%, and international home entertainment revenues decreased 23%. Foreign exchange had a 3-percentage point unfavorable impact on international revenues.

Worldwide home entertainment revenues decreased $201 million, or 34%, to $396 million in the six months. Revenues from our current releases were $156 million lower than the prior year due to the number and mix of titles released. In the current year, we released three titles including The Wolf of Wall Street and Jackass Presents: Bad Grandpa. In the prior period, we released six titles, including Madagascar 3: Europe’s Most Wanted, Rise of the Guardians, Flight and Paranormal Activity 4. Carryover revenues from prior period releases were lower by $45 million. Domestic and international home entertainment revenues decreased 52% and 12%, respectively. Foreign exchange had a 2-percentage point unfavorable impact on international revenues.

Television License Fees
Television license fees increased $11 million, or 4%, to $306 million, and $4 million, or 1%, to $526 million, in the quarter and six months, respectively, driven by the number and mix of available titles.
Ancillary
Ancillary revenues increased $2 million, or 2%, to $116 million, and $9 million, or 5%, to $202 million, in the quarter and six months, respectively, principally driven by higher digital revenues.

Expenses
Total expenses decreased $56 million, or 6%, to $820 million, and $415 million, or 21%, to $1.575 billion, in the quarter and six months, respectively, principally driven by lower operating expenses.
Operating
Operating expenses decreased $45 million, or 6%, to $704 million, and $393 million, or 23%, to $1.338 billion in the quarter and six months ended March 31, 2014, respectively. Film costs decreased $44 million, or 12%, in the quarter, and $151 million, or 19%, in the six months, primarily reflecting lower participation costs on third-party distribution arrangements. Distribution and other costs, principally print and advertising expenses, were flat in the quarter and decreased $242 million, or 26%, in the six months as a result of the number and mix of current year theatrical releases.

Selling, General and Administrative
SG&A expenses decreased $6 million, or 6%, to $100 million, and $16 million, or 7%, to $200 million in the quarter and six months, respectively, primarily driven by lower employee costs.
Adjusted Operating Income (Loss)
Adjusted operating income decreased $54 million, or 83%, to $11 million in the quarter, principally reflecting the number and mix of current year releases. Adjusted operating loss for the six months was $63 million, representing an $11 million, or 15%, improvement over the prior year, reflecting cost savings. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters and six months ended March 31, 2014 and 2013 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for certain of the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.
The following table reconciles our adjusted measures to our reported results for the quarter and six months ended March 31, 2014 and the six months ended March 31, 2013. There were no adjustments to our results for the quarter ended March 31, 2013.

(in millions, except per share amounts)
	Quarter Ended March 31, 2014
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$872	$727	$502	$1.13
Factors Affecting Comparability:
Discrete tax benefits	—	—	(20)	(0.05)
Adjusted results	$872	$727	$482	$1.08

	Six Months Ended March 31, 2014
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$1,832	$1,564	$1,049	$2.33
Factors Affecting Comparability:
Discrete tax benefits	—	—	(20)	(0.04)
Adjusted results	$1,832	$1,564	$1,029	$2.29

	Six Months Ended March 31, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$1,644	$1,465	$954	$1.89
Factors Affecting Comparability:
Discrete tax benefits	—	—	(12)	(0.02)
Adjusted results	$1,644	$1,465	$942	$1.87

Discrete Tax Items
Our effective income tax rate was 32.5% and 33.0% in the quarter and six months ended March 31, 2014, respectively, and 34.5% in both the quarter and six months ended March 31, 2013, excluding the impact of discrete tax items.
In the quarter and six months ended March 31, 2014, discrete tax benefits of $20 million contributed 2.8 and 1.3 percentage points of tax benefit, which reconcile to the reported effective tax rate of 29.7% and 31.7%, respectively. The discrete tax benefits are principally related to the recognition of capital loss carryforward benefits.
In the six months ended March 31, 2013, discrete tax benefits of $12 million contributed 0.8 percentage points of tax benefit, which reconciles to our reported effective tax rate of 33.7%. These tax benefits principally reflected the release of tax reserves with respect to certain effectively settled tax positions.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our primary source of liquidity is cash provided through the operations of our businesses. We have access to external financing sources such as our $2.5 billion five-year revolving credit facility and the capital markets. Our principal uses of cash from operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for discretionary share repurchases under our stock repurchase program, as deemed appropriate, as well as quarterly cash dividends, capital expenditures and acquisitions of businesses.
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
Cash Flows
Cash and cash equivalents as of March 31, 2014 increased $177 million compared to September 30, 2013.
Operating Activities
Cash provided by operations was $813 million for the six months ended March 31, 2014, a decrease of $480 million compared with the six months ended March 31, 2013. The decrease is primarily driven by working capital requirements primarily reflecting higher income taxes paid.
Investing Activities
Cash used in investing activities was $36 million and $55 million for the six months ended March 31, 2014 and 2013, respectively, reflecting lower capital expenditures in the current year.
Financing Activities
Cash used in financing activities was $606 million for the six months ended March 31, 2014, primarily driven by the settlement of share repurchases of $1.830 billion and dividend payments totaling $271 million, partially offset by net proceeds of $1.485 billion from the issuance of senior notes and debentures with an aggregate face value of $1.5 billion.
Cash used in financing activities was $794 million in the six months ended March 31, 2013, primarily driven by the settlement of share repurchases of $1.398 billion and dividend payments totaling $277 million, partially offset by net proceeds of $784 million from the issuance of senior notes and debentures with an aggregate face value of $800 million.
Capital Resources
Capital Structure and Debt
Total debt was $13.379 billion as of March 31, 2014, an increase of $1.494 billion from $11.885 billion at September 30, 2013.
We issued a total of $1.5 billion of senior notes and debentures in March 2014 as follows:

•	2.200% Senior Notes due April 2019 with an aggregate principal amount of $400 million at a price equal to 99.947% of the principal amount.

•	3.875% Senior Notes due April 2024 with an aggregate principal amount of $550 million at a price equal to 99.192% of the principal amount.

•	5.250% Senior Debentures due April 2044 with an aggregate principal amount of $550 million at a price equal to 99.831% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $1.485 billion. We utilized a portion of the proceeds to redeem our Senior Notes due September 2014 (the “2014 Notes”)

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

as detailed below. We intend to use the remaining proceeds for general corporate purposes, including the repurchase of shares under our stock repurchase program.
On April 3, 2014, we redeemed all $600 million of our outstanding 2014 Notes at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we will recognize a pre-tax extinguishment loss of $11 million in the third quarter.
Credit Facility
At March 31, 2014, there were no amounts outstanding under our credit facility.
Stock Repurchase Program
During the six months ended March 31, 2014, we repurchased 20.3 million shares of Class B common stock for an aggregate purchase price of $1.7 billion. From April 1, 2014 through April 30, 2014, we repurchased an additional 2.3 million shares for an aggregate purchase price of $192 million, leaving $8.008 billion of remaining capacity under our program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.
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
We began to migrate certain financial processing systems to an enterprise-wide general ledger system in the fourth quarter of our 2012 fiscal year. The new system is a material component of our internal control over financial reporting and is being rolled out on a regional basis across our business segments based on a schedule that currently provides for substantial completion of the implementation by September 30, 2014. In connection with this implementation we are updating our internal controls over financial reporting, as necessary, through further automation and standardization of our financial transaction processes and procedures, and we continue to evaluate and monitor such changes. Except for the new system implementation noted above, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended March 31, 2014 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)
Month ended January 31, 2014	2,749	$84.76	2,749	$8,817
Month ended February 28, 2014	3,475	$84.20	3,475	$8,524
Month ended March 31, 2014	3,727	$87.03	3,727	$8,200
Total	9,951		9,951

(1)	There is no expiration date for the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
4.1
Seventeenth Supplemental Indenture, dated as of March 11, 2014, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 11, 2014) (Filed No. 001-32686).

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

VIACOM INC.

Date: May 1, 2014	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: May 1, 2014	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)