Form 10-Q
period 2014-06-30
Viacom Inc.
filed 2014-08-06
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2014
Class A common stock, par value $0.001 per share	50,959,645
Class B common stock, par value $0.001 per share	372,070,552

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenues	$3,421	$3,693	$9,792	$10,142
Expenses:
Operating	1,565	1,845	4,577	5,147
Selling, general and administrative	718	705	2,134	2,091
Depreciation and amortization	52	58	163	175
Total expenses	2,335	2,608	6,874	7,413
Operating income	1,086	1,085	2,918	2,729
Interest expense, net	(158)	(114)	(459)	(334)
Equity in net earnings of investee companies	22	6	58	46
Loss on extinguishment of debt	(11)	—	(11)	—
Other items, net	3	(2)	—	(1)
Earnings from continuing operations before provision for income taxes	942	975	2,506	2,440
Provision for income taxes	(288)	(309)	(784)	(803)
Net earnings from continuing operations	654	666	1,722	1,637
Discontinued operations, net of tax	(1)	(4)	(1)	(10)
Net earnings (Viacom and noncontrolling interests)	653	662	1,721	1,627
Net earnings attributable to noncontrolling interests	(43)	(19)	(62)	(36)
Net earnings attributable to Viacom	$610	$643	$1,659	$1,591
Amounts attributable to Viacom:
Net earnings from continuing operations	$611	$647	$1,660	$1,601
Discontinued operations, net of tax	(1)	(4)	(1)	(10)
Net earnings attributable to Viacom	$610	$643	$1,659	$1,591
Basic earnings per share attributable to Viacom:
Continuing operations	$1.43	$1.34	$3.80	$3.25
Discontinued operations	—	(0.01)	—	(0.02)
Net earnings	$1.43	$1.33	$3.80	$3.23
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.40	$1.32	$3.73	$3.20
Discontinued operations	—	(0.01)	—	(0.02)
Net earnings	$1.40	$1.31	$3.73	$3.18
Weighted average number of common shares outstanding:
Basic	428.0	482.6	436.4	492.1
Diluted	435.8	491.9	444.8	500.5
Dividends declared per share of Class A and Class B common stock	$0.33	$0.30	$0.93	$0.85

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net earnings (Viacom and noncontrolling interests)	$653	$662	$1,721	$1,627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7)	24	26	(40)
Defined benefit pension plans	—	1	—	17
Cash flow hedges	—	1	1	7
Available for sale securities	—	—	—	3
Other comprehensive income (loss) (Viacom and noncontrolling interests)	(7)	26	27	(13)
Comprehensive income	646	688	1,748	1,614
Less: Comprehensive income attributable to noncontrolling interests	44	20	64	35
Comprehensive income attributable to Viacom	$602	$668	$1,684	$1,579

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,585	$2,403
Receivables, net	2,958	2,987
Inventory, net	690	770
Deferred tax assets, net	64	58
Prepaid and other assets	407	508
Total current assets	5,704	6,726
Property and equipment, net	998	1,040
Inventory, net	4,068	3,945
Goodwill	11,081	11,079
Intangibles, net	242	279
Other assets	855	760
Total assets	$22,948	$23,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$337	$316
Accrued expenses	849	1,074
Participants’ share and residuals	941	1,110
Program rights obligations	557	576
Deferred revenue	231	230
Current portion of debt	20	18
Other liabilities	448	466
Total current liabilities	3,383	3,790
Noncurrent portion of debt	12,758	11,867
Participants’ share and residuals	381	437
Program rights obligations	396	527
Deferred tax liabilities, net	472	649
Other liabilities	1,158	1,169
Redeemable noncontrolling interest	214	200
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 51.0 and 51.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 373.3 and 398.2 outstanding, respectively	—	—
Additional paid-in capital	9,724	9,490
Treasury stock, 366.6 and 336.3 common shares held in treasury, respectively	(18,375)	(15,825)
Retained earnings	12,878	11,629
Accumulated other comprehensive loss	(76)	(101)
Total Viacom stockholders’ equity	4,151	5,193
Noncontrolling interests	35	(3)
Total equity	4,186	5,190
Total liabilities and equity	$22,948	$23,829

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,721	$1,627
Discontinued operations, net of tax	1	10
Net earnings from continuing operations	1,722	1,637
Reconciling items:
Depreciation and amortization	163	175
Feature film and program amortization	2,884	3,164
Equity-based compensation	93	95
Equity in net earnings and distributions from investee companies	(30)	(11)
Deferred income taxes	(198)	513
Operating assets and liabilities, net of acquisitions:
Receivables	51	(383)
Inventory, program rights and participations	(3,239)	(3,059)
Accounts payable and other current liabilities	42	7
Other, net	(125)	(103)
Discontinued operations, net	—	(3)
Cash provided by operations	1,363	2,032
INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired	(5)	11
Capital expenditures	(81)	(97)
Net cash flow used in investing activities	(86)	(86)
FINANCING ACTIVITIES
Borrowings	1,484	784
Debt repayments	(600)	—
Stock repurchases	(2,681)	(2,094)
Dividends paid	(401)	(411)
Excess tax benefits on equity-based compensation awards	80	39
Exercise of stock options	159	230
Other, net	(154)	(165)
Net cash flow used in financing activities	(2,113)	(1,617)
Effect of exchange rate changes on cash and cash equivalents	18	(33)
Net change in cash and cash equivalents	(818)	296
Cash and cash equivalents at beginning of period	2,403	848
Cash and cash equivalents at end of period	$1,585	$1,144

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. The underlying core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and allows adoption either under a full retrospective or a modified retrospective approach. Early adoption is not permitted. We will adopt ASU 2014-09 during the first quarter of fiscal 2018. We are currently evaluating the impact of the new standard.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Weighted average number of common shares outstanding, basic	428.0	482.6	436.4	492.1
Dilutive effect of equity awards	7.8	9.3	8.4	8.4
Weighted average number of common shares outstanding, diluted	435.8	491.9	444.8	500.5

Anti-dilutive common shares	2.1	3.2	0.8	3.5

NOTE 3. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	June 30, 2014	September 30, 2013
Film inventory:
Released, net of amortization	$827	$570
Completed, not yet released	28	40
In process and other	587	653
Total film inventory, net of amortization	1,442	1,263
Original programming:
Released, net of amortization	1,416	1,343
In process and other	596	590
Total original programming, net of amortization	2,012	1,933
Acquired program rights, net of amortization	1,200	1,391
Home entertainment inventory, net of allowance of $58 and $75, respectively	104	128
Total inventory, net	4,758	4,715
Less: current portion	(690)	(770)
Total inventory-noncurrent, net	$4,068	$3,945

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	June 30, 2014	September 30, 2013
Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$—	$599
Senior notes due February 2015, 1.250%	600	600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	917
Senior notes due December 2016, 2.500%	399	398
Senior notes due April 2017, 3.500%	498	497
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	497	497
Senior notes due April 2019, 2.200%	400	—
Senior notes due September 2019, 5.625%	552	552
Senior notes due March 2021, 4.500%	494	494
Senior notes due December 2021, 3.875%	593	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	298
Senior notes due September 2023, 4.250%	1,238	1,237
Senior notes due April 2024, 3.875%	546	—
Senior debentures due April 2036, 6.875%	1,072	1,072
Senior debentures due October 2037, 6.750%	76	76
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,088	1,085
Senior debentures due June 2043, 4.875%	249	249
Senior debentures due September 2043, 5.850%	1,242	1,242
Senior debentures due April 2044, 5.250%	549	—
Capital lease and other obligations	180	190
Total debt	12,778	11,885
Less: current portion	(20)	(18)
Total noncurrent portion of debt	$12,758	$11,867

Senior Notes and Debentures
In March 2014, we issued a total of $1.5 billion of senior notes and debentures as follows:

•	2.200% Senior Notes due April 2019 with an aggregate principal amount of $400 million at a price equal to 99.947% of the principal amount.

•	3.875% Senior Notes due April 2024 with an aggregate principal amount of $550 million at a price equal to 99.192% of the principal amount.

•	5.250% Senior Debentures due April 2044 with an aggregate principal amount of $550 million at a price equal to 99.831% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $1.484 billion.
In April 2014, we redeemed all $600 million of our outstanding 4.375% Senior Notes due September 2014 at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $11 million in the quarter ended June 30, 2014.
The total unamortized net discount related to our senior notes and debentures was $422 million as of June 30, 2014. The fair value of our senior notes and debentures was approximately $13.9 billion as of June 30, 2014. The valuation of our publicly traded debt is based on quoted prices in active markets.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Senior Notes due in February 2015 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
Credit Facility
At June 30, 2014, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2017. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2014.
NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost (income) for our defined benefit pension plans are as follows:

Net Periodic Benefit Cost (Income) (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$8
Interest cost	11	10	35	31
Expected return on plan assets	(13)	(11)	(38)	(33)
Recognized actuarial loss	1	2	1	7
Prior service cost	—	—	—	1
Net periodic benefit cost (income)	$(1)	$1	$(2)	$14

NOTE 6. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2014 and September 30, 2013:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2014
Marketable securities	$108	$108	$—	$—
Derivatives	12	—	12	—
Total	$120	$108	$12	$—
September 30, 2013
Marketable securities	$89	$89	$—	$—
Derivatives	(2)	—	(2)	—
Total	$87	$89	$(2)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $400 million and $196 million as of June 30, 2014 and September 30, 2013, respectively. At June 30, 2014, $219 million related to our foreign currency balances, $143 million related to anticipated investing cash flows and $38 million related to future production costs and programming obligations. At September 30, 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Additionally, we are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $420 million as of June 30, 2014. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $195 million with respect to such obligations as of June 30, 2014. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit and, in May 2013, we filed a motion to dismiss. In July 2013, Cablevision filed an amended complaint, and in August 2013, Viacom once again moved to dismiss the action. In June 2014, the District Court denied Viacom’s motion to dismiss. On July 31, Viacom answered the amended complaint and asserted counterclaims against Cablevision for having fraudulently induced Viacom to renew their affiliate agreement at the end of 2012 on terms which Cablevision intended to challenge in the courts. Cablevision must now answer or move to dismiss the counterclaim.
In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by improperly using subjective criteria to increase the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the claimed overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not just holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any payment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. In July 2013, the District Court granted our motion to dismiss the complaint, whereupon the plaintiff appealed to the United States Court of Appeals for the Third Circuit. In June 2014, the Court of Appeals affirmed the decision of the District Court to dismiss the case. Plaintiff has until late September to petition the United States Supreme Court for discretionary review.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$5,193	$(3)	$5,190	$7,448	$(9)	$7,439
Net earnings	1,659	62	1,721	1,591	36	1,627
Other comprehensive income (loss) (1)	25	2	27	(12)	(1)	(13)
Noncontrolling interests	(1)	(26)	(27)	(2)	(28)	(30)
Dividends declared	(409)	—	(409)	(423)	—	(423)
Purchase of treasury stock	(2,550)	—	(2,550)	(2,100)	—	(2,100)
Equity-based compensation and other	234	—	234	312	—	312
Ending Balance	$4,151	$35	$4,186	$6,814	$(2)	$6,812

(1) The components of other comprehensive income (loss) are net of a tax expense of $9 million for the nine months ended June 30, 2013. There was no tax impact for the nine months ended June 30, 2014.
Equity Awards
During the quarter ended June 30, 2014, we granted 2.0 million stock options and 0.7 million restricted share units with a weighted average grant date fair value of $16.52 and $84.46 per share, respectively.
NOTE 9. RESTRUCTURING
Our restructuring liability as of June 30, 2014 by reporting segment is as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Total
September 30, 2013	$76	$27	$103
Severance payments	(28)	(14)	(42)
Revisions to initial estimates	(6)	—	(6)
June 30, 2014	$42	$13	$55

The liability as of June 30, 2014 is primarily related to future severance payments in connection with the restructuring plan undertaken in fiscal 2013, as further described in Note 13 of the 2013 Form 10-K. We expect that the restructuring plan will be substantially completed by September 30, 2014 and the majority of the severance will be paid by the end of fiscal 2014.
NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Nine Months Ended June 30,
(in millions)	2014	2013
Cash paid for interest	$416	$351
Cash paid for income taxes	$686	$174
Cash paid for income taxes in the nine months ended June 30, 2014 increased from the nine months ended June 30, 2013, which included a benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest	Nine Months Ended June 30,
(in millions)	2014	2013
Beginning balance	$200	$179
Net earnings	14	11
Distributions	(15)	(13)
Translation adjustment	14	(6)
Redemption value adjustment	1	2
Ending Balance	$214	$173

Accounts Receivable
We had $371 million of noncurrent trade receivables as of June 30, 2014. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
Acquisition
On May 1, 2014, we announced a definitive agreement with Northern & Shell Media Group for the acquisition of Channel 5 Broadcasting Limited, a UK television public service broadcaster, for £450 million. The transaction is subject to customary regulatory approvals.
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a variable interest entity (“VIE”). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Unconsolidated Variable Interest Entities
We have an unconsolidated investment in Viacom 18, a 50% owned joint venture in India with Network 18 Fincap Limited that qualifies as a VIE. Our aggregate investment carrying value in Viacom 18 was $65 million and $54 million as of June 30, 2014 and September 30, 2013, respectively.

Consolidated Variable Interest Entities
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $139 million in assets and $54 million in liabilities as of June 30, 2014, and $77 million in assets and $56 million in liabilities as of September 30, 2013. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
We recognized discrete tax benefits of $20 million in the nine months ended June 30, 2014, principally related to the recognition of capital loss carryforward benefits.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Revenues by Segment	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Media Networks	$2,591	$2,569	$7,507	$7,196
Filmed Entertainment	856	1,158	2,368	3,074
Eliminations	(26)	(34)	(83)	(128)
Total revenues	$3,421	$3,693	$9,792	$10,142

Adjusted Operating Income (Loss)	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Media Networks	$1,121	$1,158	$3,184	$3,061
Filmed Entertainment	55	17	(8)	(57)
Corporate expenses	(61)	(54)	(164)	(171)
Equity-based compensation	(30)	(35)	(93)	(95)
Eliminations	1	(1)	(1)	(9)
Operating income	1,086	1,085	2,918	2,729
Interest expense, net	(158)	(114)	(459)	(334)
Equity in net earnings of investee companies	22	6	58	46
Loss on extinguishment of debt	(11)	—	(11)	—
Other items, net	3	(2)	—	(1)
Earnings from continuing operations before provision for income taxes	$942	$975	$2,506	$2,440

Total Assets	June 30, 2014	September 30, 2013
(in millions)
Media Networks	$16,884	$16,653
Filmed Entertainment	5,301	5,647
Corporate/Eliminations	763	1,529
Total assets	$22,948	$23,829

Revenues by Component	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Advertising	$1,249	$1,220	$3,698	$3,580
Feature film	709	1,037	2,019	2,760
Affiliate fees	1,224	1,230	3,404	3,212
Ancillary	265	240	754	718
Eliminations	(26)	(34)	(83)	(128)
Total revenues	$3,421	$3,693	$9,792	$10,142

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12. RELATED PARTY TRANSACTIONS
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

Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2014 and 2013, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $8 million and $15 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $75 million to CBS in the nine months ended June 30, 2014. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Consolidated Statement of Earnings
Revenue	$47	$66	$158	$191
Operating expenses	$66	$90	$219	$248

			June 30, 2014	September 30, 2013
Consolidated Balance Sheets
Accounts receivable			$5	$5

Accounts payable			$1	$3
Participants’ share and residuals, current			101	115
Program rights obligations, current			72	99
Program rights obligations, noncurrent			91	139
Other liabilities			11	15
Total due to CBS			$276	$371

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Consolidated Statement of Earnings
Revenue	$29	$19	$109	$117
Operating expenses	$7	$2	$37	$37
Selling, general and administrative	$(4)	$(5)	$(10)	$(13)

			June 30, 2014	September 30, 2013
Consolidated Balance Sheets
Account receivable			$80	$84
Other assets			—	1
Total due from other related parties			$80	$85

Accounts payable			$2	$4
Other liabilities			31	26
Total due to other related parties			$33	$30

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
Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2014, compared to the quarter and nine months ended June 30, 2013. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, and of our outstanding debt, commitments and contingencies existing as of June 30, 2014.
OVERVIEW
Summary
We are a leading global entertainment content company that connects with audiences in over 160 countries and territories and creates compelling television programs, motion pictures, short-form video, apps, games, consumer products, social media and other entertainment content. With media networks reaching approximately 700 million households worldwide, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, COMEDY CENTRAL®, TV Land®, SPIKE®, Tr3s®, Paramount Channel™ and VIVA™, among others. Paramount Pictures®, America's oldest film studio, is a major global producer and distributor of filmed entertainment.
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
(continued)

RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters and nine months ended June 30, 2014 and 2013.

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2014	2013	$	%	2014	2013	$	%
Revenues	$3,421	$3,693	$(272)	(7)%	$9,792	$10,142	$(350)	(3)%
Operating income	1,086	1,085	1	—	2,918	2,729	189	7
Net earnings from continuing operations attributable to Viacom	611	647	(36)	(6)	1,660	1,601	59	4
Adjusted net earnings from continuing operations attributable to Viacom	618	635	(17)	(3)	1,647	1,577	70	4
Diluted EPS from continuing operations	1.40	1.32	0.08	6	3.73	3.20	0.53	17
Adjusted diluted EPS from continuing operations	$1.42	$1.29	$0.13	10%	$3.70	$3.15	$0.55	17%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues decreased $272 million, or 7%, to $3.421 billion in the quarter, and $350 million, or 3%, to $9.792 billion in the nine months ended June 30, 2014. Filmed Entertainment revenues declined $302 million and $706 million, respectively, driven primarily by lower theatrical and home entertainment revenues. Media Networks revenues increased $22 million and $311 million, respectively, driven by higher advertising revenues in both periods and increased affiliate fee revenues in the nine months.
Operating Income
Operating income was substantially flat at $1.086 billion in the quarter. Filmed Entertainment adjusted operating income increased $38 million reflecting the number of current quarter releases, while Media Networks adjusted operating income decreased $37 million, with higher expenses more than offsetting increased revenues.
Operating income increased $189 million, or 7%, to $2.918 billion in the nine months. Media Networks adjusted operating income increased $123 million, driven by higher revenues, partially offset by an increase in expenses. Filmed Entertainment generated an adjusted operating loss of $8 million in the nine months, compared to a loss of $57 million in the prior period, an improvement of $49 million, reflecting cost savings, as well as the number and mix of current year releases.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom
Adjusted net earnings from continuing operations attributable to Viacom decreased $17 million, or 3%, to $618 million in the quarter, primarily driven by an increase in interest expense, reflecting higher levels of debt outstanding, and net earnings attributable to noncontrolling interests, partially offset by a change in the effective income tax rate. Net earnings attributable to noncontrolling interests includes the renewal of a content distribution arrangement at a consolidated majority-owned joint venture.
Adjusted net earnings from continuing operations attributable to Viacom increased $70 million, or 4%, to $1.647 billion in the nine months, principally due to the increase in tax-effected operating income described above and a change in the effective income tax rate, partially offset by an increase in interest expense, reflecting higher levels of debt outstanding, and net earnings attributable to noncontrolling interests.
Our effective income tax rate was 30.6% and 32.1% in the quarter and nine months ended June 30, 2014, respectively, compared to 32.9% and 33.9% in the quarter and nine months ended June 30, 2013, respectively, excluding the impact of discrete tax items. The decrease in the effective income tax rate is principally due to a change in the mix of domestic and international income.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Adjusted diluted EPS from continuing operations increased $0.13 per diluted share to $1.42 in the quarter primarily due to fewer shares outstanding. Including the impact of a loss on the extinguishment of debt in the quarter and discrete taxes in the prior year quarter, net earnings from continuing operations attributable to Viacom decreased $36 million, or 6%, and diluted EPS from continuing operations increased $0.08 per diluted share. Adjusted diluted EPS from continuing operations increased $0.55 per diluted share to $3.70 in the nine months, reflecting fewer shares outstanding and a change in the effective income tax rate. Including the impact of discrete taxes in both periods and a loss on the extinguishment of debt in the current quarter, net earnings from continuing operations attributable to Viacom increased $59 million, or 4%, and diluted EPS from continuing operations increased $0.53 per diluted share.
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
Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2014	2013	$	%	2014	2013	$	%
Revenues by Component
Advertising	$1,249	$1,220	$29	2%	$3,698	$3,580	$118	3%
Affiliate fees	1,224	1,230	(6)	—	3,404	3,212	192	6
Ancillary	118	119	(1)	(1)	405	404	1	—
Total revenues by component	$2,591	$2,569	$22	1%	$7,507	$7,196	$311	4%
Expenses
Operating	$907	$867	$(40)	(5)%	$2,636	$2,524	$(112)	(4)%
Selling, general and administrative	527	510	(17)	(3)	1,579	1,505	(74)	(5)
Depreciation and amortization	36	34	(2)	(6)	108	106	(2)	(2)
Total expenses	$1,470	$1,411	$(59)	(4)%	$4,323	$4,135	$(188)	(5)%
Adjusted Operating Income	$1,121	$1,158	$(37)	(3)%	$3,184	$3,061	$123	4%

Revenues
Worldwide revenues increased $22 million, or 1%, to $2.591 billion in the quarter ended June 30, 2014, driven by higher advertising revenues. Domestic revenues were $2.240 billion, an increase of 1%, and international revenues were $351 million, an increase of 2%. Foreign exchange had a 4-percentage point favorable impact on international revenues.
Worldwide revenues increased $311 million, or 4%, to $7.507 billion in the nine months ended June 30, 2014, driven by higher advertising and affiliate fees revenues. Domestic revenues were $6.383 billion, an increase of 4%, and international revenues were $1.124 billion, an increase of 7%. Foreign exchange had a 1-percentage point favorable impact on international revenues.
Advertising
Worldwide advertising revenues increased $29 million, or 2%, to $1.249 billion in the quarter, and $118 million, or 3%, to $3.698 billion in the nine months. Domestic advertising revenues increased 1% in the quarter, and 2% in the nine months as the demand for commercial units sold increased, partially offset by lower average unit rates. International advertising revenues increased 20% in the quarter, and 17% in the nine months, principally reflecting new channels, including MTV Italy and other channels, and European market improvements. Foreign exchange had a 6-percentage point and 4-percentage point favorable impact on international revenues in the quarter and nine months, respectively.
Affiliate Fees
Worldwide affiliate fee revenues were substantially flat at $1.224 billion in the quarter, as rate increases were more than offset by lower revenues from certain distribution arrangements which are affected by the timing of available programming. Domestic affiliate revenues were flat and international affiliate revenues decreased 5% in the quarter. Excluding the impact of

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

these distribution arrangements, the domestic affiliate revenue growth rate in the quarter was in the low double-digits. Foreign exchange had a 3-percentage point favorable impact on international revenues.
Worldwide affiliate fee revenues increased $192 million, or 6%, to $3.404 billion in the nine months, driven by rate increases. Domestic affiliate revenues increased 7% and international affiliate revenues increased 3% in the nine months. Excluding the impact from certain distribution agreements, domestic affiliate revenues grew high single-digits in the nine months. Foreign exchange had a 1-percentage point favorable impact on international revenues.
Expenses
Total expenses increased $59 million, or 4%, to $1.470 billion and $188 million, or 5%, to $4.323 billion in the quarter and nine months, respectively.
Operating
Operating expenses increased $40 million, or 5%, to $907 million in the quarter, and $112 million, or 4%, to $2.636 billion in the nine months. Due to our continuing investment in original content, programming costs increased $60 million, or 8%, in the quarter, and $116 million, or 5%, in the nine months. Distribution and other expenses decreased $20 million, or 17%, in the quarter and decreased $4 million, or 1%, in the nine months, primarily driven by lower participations and ancillary expenses, partially offset by higher expenses from new channels in international markets.
Selling, General and Administrative
SG&A expenses increased $17 million, or 3%, to $527 million in the quarter, and $74 million, or 5%, to $1.579 billion in the nine months. The increase for the nine months was primarily driven by higher advertising and promotional expenses related to marketing original programming, as well as increased expenses resulting from new channels in international markets.
Adjusted Operating Income
Adjusted operating income decreased $37 million, or 3%, to $1.121 billion in the quarter and increased $123 million, or 4%, to $3.184 billion in the nine months, reflecting the changes in revenues and expenses as discussed above.

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2014	2013	$	%	2014	2013	$	%
Revenues by Component
Theatrical	$264	$464	$(200)	(43)%	$652	$1,068	$(416)	(39)%
Home entertainment	209	275	(66)	(24)	605	872	(267)	(31)
Television license fees	236	298	(62)	(21)	762	820	(58)	(7)
Ancillary	147	121	26	21	349	314	35	11
Total revenues by component	$856	$1,158	$(302)	(26)%	$2,368	$3,074	$(706)	(23)%
Expenses
Operating	$685	$1,011	$326	32%	$2,023	$2,742	$719	26%
Selling, general & administrative	102	108	6	6	302	324	22	7
Depreciation & amortization	14	22	8	36	51	65	14	22
Total expenses	$801	$1,141	$340	30%	$2,376	$3,131	$755	24%
Adjusted Operating Income/(Loss)	$55	$17	$38	224%	$(8)	$(57)	$49	86%

Revenues
Worldwide revenues decreased $302 million, or 26%, to $856 million, and $706 million, or 23%, to $2.368 billion in the quarter and nine months ended June 30, 2014, primarily driven by lower theatrical and home entertainment revenues. Domestic revenues were $403 million, a decrease of 26%, and $1.134 billion, a decrease of 20%, and international revenues were $453 million, a decrease of 26%, and $1.234 billion, a decrease of 25%, in the quarter and nine months, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international revenues in each of the quarter and nine months, respectively.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Theatrical
Worldwide theatrical revenues decreased $200 million, or 43%, to $264 million in the quarter, principally driven by the number and timing of titles released. In the current quarter, we released Transformers: Age of Extinction and in the prior year we released Star Trek into Darkness, World War Z and Pain and Gain. Domestic theatrical revenues decreased 62%, while international theatrical revenues decreased 25%. Foreign exchange had a 2-percentage point unfavorable impact on international revenues.
Worldwide theatrical revenues decreased $416 million, or 39%, to $652 million in the nine months. Revenues from our current year releases were $367 million lower than the prior year, driven by the number and mix of titles released. During the current year we released nine titles, including Noah, Transformers: Age of Extinction, Anchorman 2: The Legend Continues, Jackass Presents: Bad Grandpa, The Wolf of Wall Street, Jack Ryan: Shadow Recruit and Paranormal Activity: The Marked Ones, compared to thirteen titles in the prior year. Carryover revenues from prior period releases were $49 million lower. Domestic theatrical revenues decreased 29% and international revenues decreased 47%. Foreign exchange had a 2-percentage point unfavorable impact on international revenues.

Home Entertainment
Worldwide home entertainment revenues decreased $66 million, or 24%, to $209 million in the quarter, primarily driven by a $49 million decrease in carryover revenues and a $17 million decrease in revenues from current quarter releases. We released four titles in each of the current and prior year quarters. Current quarter releases were Anchorman 2: The Legend Continues, Jack Ryan: Shadow Recruit, Paranormal Activity: The Marked Ones and Labor Day. Domestic home entertainment revenues decreased 14% and international home entertainment revenues decreased 35%.
Worldwide home entertainment revenues decreased $267 million, or 31%, to $605 million in the nine months. Revenues from our current releases were $191 million lower than the prior year due to the number and mix of titles released. In the current year, we released seven titles including The Wolf of Wall Street, Anchorman 2: The Legend Continues, Jackass Presents: Bad Grandpa, Jack Ryan: Shadow Recruit and Paranormal Activity: The Marked Ones. In the prior period, we released ten titles, including Madagascar 3: Europe’s Most Wanted and Rise of the Guardians. Carryover revenues from prior year releases were lower by $76 million. Domestic and international home entertainment revenues decreased 40% and 19%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international revenues.
Television License Fees
Television license fees decreased $62 million, or 21%, to $236 million, and $58 million, or 7%, to $762 million, in the quarter and nine months, respectively, driven by the number and mix of available titles.
Ancillary
Ancillary revenues increased $26 million, or 21%, to $147 million, and $35 million, or 11%, to $349 million, in the quarter and nine months, respectively, principally driven by higher digital revenues.
Expenses
Total expenses decreased $340 million, or 30%, to $801 million, and $755 million, or 24%, to $2.376 billion, in the quarter and nine months, respectively, principally driven by lower operating expenses.
Operating
Operating expenses decreased $326 million, or 32%, to $685 million, and $719 million, or 26%, to $2.023 billion in the quarter and nine months, respectively, as a result of the number and mix of films. Film costs decreased $166 million, or 30%, in the quarter, and $317 million, or 24%, in the nine months, including lower participation costs on third-party distribution arrangements. Distribution and other costs, principally print and advertising expenses, decreased $160 million, or 34%, in the quarter and $402 million, or 28%, in the nine months as a result of the number and mix of current year theatrical releases.
Selling, General and Administrative
SG&A expenses decreased $6 million, or 6%, to $102 million, and $22 million, or 7%, to $302 million in the quarter and nine months, respectively, primarily driven by lower employee costs.
Adjusted Operating Income/(Loss)
Adjusted operating income increased $38 million to $55 million in the quarter, principally reflecting the number of current quarter releases. Adjusted operating loss for the nine months was $8 million, representing a $49 million, or 86%, improvement over the prior year, reflecting cost savings, as well as the number and mix of current year releases. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.
Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters and nine months ended June 30, 2014 and 2013 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for certain of the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.
The following table reconciles our adjusted measures to our reported results for the quarter and nine months ended June 30, 2014 and 2013.

(in millions, except per share amounts)
	Quarter Ended June 30, 2014
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$1,086	$942	$611	$1.40
Factors Affecting Comparability:
Loss on extinguishment of debt	—	11	7	0.02
Adjusted results	$1,086	$953	$618	$1.42

	Nine Months Ended June 30, 2014
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$2,918	$2,506	$1,660	$3.73
Factors Affecting Comparability:
Loss on extinguishment of debt	—	11	7	0.02
Discrete tax benefits	—	—	(20)	(0.05)
Adjusted results	$2,918	$2,517	$1,647	$3.70

	Quarter Ended June 30, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$1,085	$975	$647	$1.32
Factors Affecting Comparability:
Discrete tax benefits	—	—	(12)	(0.03)
Adjusted results	$1,085	$975	$635	$1.29

	Nine Months Ended June 30, 2013
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$2,729	$2,440	$1,601	$3.20
Factors Affecting Comparability:
Discrete tax benefits	—	—	(24)	(0.05)
Adjusted results	$2,729	$2,440	$1,577	$3.15

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Loss on Extinguishment of Debt
In April 2014, we redeemed all $600 million of our outstanding 4.375% Senior Notes due September 2014 at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $11 million in the quarter ended June 30, 2014.
Discrete Tax Items
Our effective income tax rate was 30.6% and 32.1% in the quarter and nine months ended June 30, 2014, respectively, and 32.9% and 33.9% in the quarter and nine months ended June 30, 2013, respectively, excluding the impact of discrete tax items.
In the nine months ended June 30, 2014, discrete tax benefits of $20 million contributed 0.8 percentage points of tax benefit, which reconciles to the reported effective tax rate of 31.3%. The discrete tax benefits are principally related to the recognition of capital loss carryforward benefits.
In the quarter and nine months ended June 30, 2013, discrete tax benefits of $12 million and $24 million contributed 1.2 and 1.0 percentage points of tax benefit, which reconcile to our reported effective tax rate of 31.7% and 32.9%, respectively. These tax benefits principally reflected the release of tax reserves with respect to certain effectively settled tax positions.
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
Cash Flows
Cash and cash equivalents as of June 30, 2014 decreased $818 million compared to September 30, 2013.
Operating Activities
Cash provided by operations was $1.363 billion for the nine months ended June 30, 2014, a decrease of $669 million compared with the nine months ended June 30, 2013. The decrease is primarily driven by working capital requirements primarily reflecting higher income taxes paid.
Investing Activities
Cash used in investing activities was $86 million in both the nine months ended June 30, 2014 and 2013, driven by capital expenditures in each period.
Financing Activities
Cash used in financing activities was $2.113 billion for the nine months ended June 30, 2014, primarily driven by the settlement of share repurchases of $2.681 billion and dividend payments totaling $401 million, partially offset by net proceeds of $884 million from debt transactions. Proceeds of $1.484 billion from the issuance of senior notes and debentures with an aggregate face value of $1.5 billion were partially offset by the debt extinguishment payment of $600 million.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Cash used in financing activities was $1.617 billion in the nine months ended June 30, 2013, primarily driven by the settlement of share repurchases of $2.094 billion and dividend payments totaling $411 million, partially offset by net proceeds of $784 million from the issuance of senior notes and debentures with an aggregate face value of $800 million.
In May 2014, we increased our quarterly dividend to $0.33 per share of Class A and B common stock from $0.30 per share, beginning with the dividend paid on July 1, 2014.
Capital Resources
Capital Structure and Debt
Total debt was $12.778 billion as of June 30, 2014, an increase of $893 million from $11.885 billion at September 30, 2013.
In March 2014, we issued a total of $1.5 billion of senior notes and debentures as follows:

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
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $1.484 billion. We utilized a portion of the proceeds to redeem our Senior Notes due September 2014 (the “2014 Notes”) as detailed below. We used the remaining proceeds for general corporate purposes, including the repurchase of shares under our stock repurchase program.
In April 2014, we redeemed all $600 million of our outstanding 2014 Notes at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $11 million in the quarter ended June 30, 2014.
Credit Facility
At June 30, 2014, there were no amounts outstanding under our credit facility.
Stock Repurchase Program
During the nine months ended June 30, 2014, we repurchased 30.3 million shares of Class B common stock for an aggregate purchase price of $2.550 billion. From July 1, 2014 through August 5, 2014, we repurchased an additional 2.3 million shares for an aggregate purchase price of $200 million, leaving $7.150 billion of remaining capacity under our program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.
Commitments and Contingencies
Legal Matters
Litigation is inherently uncertain and difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described in this document and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of continuing operations, financial position or operating cash flows. For additional information, see Note 7 to the Consolidated Financial Statements.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2013 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 7 to the Consolidated Financial Statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended June 30, 2014 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)
Month ended April 30, 2014	2,277	$84.32	2,277	$8,008
Month ended May 31, 2014	4,089	$84.17	4,089	$7,664
Month ended June 30, 2014	3,629	$86.49	3,629	$7,350
Total	9,995		9,995

(1)	There is no expiration date for the program.
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

VIACOM INC.

Date: August 6, 2014	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 6, 2014	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)