Form 10-K
period 2014-09-30
Viacom Inc.
filed 2014-11-13
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of the close of business on March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were 50,975,288 shares of the registrant’s Class A common stock, par value $0.001 per share, and 380,363,277 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 31, 2014 was approximately $898.8 million (based upon the closing price of $85.26 per share as reported by the NASDAQ Global Select Market on March 31, 2014, the last trading day of the quarter). The aggregate market value of Class B common stock held by non-affiliates as of March 31, 2014 was approximately $32.1 billion (based upon the closing price of $84.99 per share as reported by the NASDAQ Global Select Market on March 31, 2014, the last trading day of the quarter).
As of November 5, 2014, 50,875,550 shares of our Class A common stock and 359,591,362 shares of our Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Viacom Inc.’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

PART I
Item 1. Business.
OVERVIEW
Viacom is a leading global entertainment content company that connects with audiences in more than 165 countries and territories and creates compelling television programs, motion pictures, short-form video, applications (“apps”), games, brands for consumer products, social media and other entertainment content. We operate through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
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
Viacom Media Networks operates our media networks businesses through four brand groups: Music, Nickelodeon, Entertainment and BET Networks. Viacom Media Networks and its international operations reach approximately 700 million households in more than 165 countries and territories worldwide via more than 230 locally programmed and operated TV channels which include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, Comedy Central®, TV Land®, SPIKE®, Channel 5® (UK), Tr3s®, Paramount Channel™ and VIVA™, among others. Viacom Media Networks also provides extensive online, mobile and app experiences.
Our Media Networks segment generates revenues from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 73%, 69% and 65% of our revenues for the fiscal years 2014, 2013 and 2012, respectively, after the elimination of intercompany revenues.
Filmed Entertainment
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon MoviesTM and Paramount TelevisionTM brands. Paramount Pictures, which celebrated its 100th anniversary in 2012, is a major global producer and distributor of filmed entertainment and has a library consisting of approximately 3,400 motion pictures and a small number of television programs. Paramount distributes motion pictures theatrically and on DVDs and Blu-ray discs, television, digital and other platforms in the United States and internationally for itself and for third parties. Paramount TelevisionTM, a new television production division, is focused on developing programming for television and digital platforms.
Our Filmed Entertainment segment generates revenues primarily from the release and/or distribution of motion pictures theatrically, through home entertainment, and through television and digital licensing and ancillary activities. Revenues from the Filmed Entertainment segment accounted for 27%, 31% and 35% of our revenues for fiscal years 2014, 2013 and 2012, respectively, after the elimination of intercompany revenues.

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

•
deepen our connection with audiences by investing wisely in content that fits our core businesses and brand portfolios and resonates with targeted audiences, leveraging our proprietary audience research to increase the level of original programming, building our content library, driving multi-platform engagement, and expanding our relationships with our advertising, distribution, licensing and production and talent partners;

•
continue to develop and refine innovative ways to distribute our content, capitalizing on and optimizing opportunities for content delivery through authenticated and free models, supported by subscription, transaction-based and/or advertising revenues, via cable, satellite and Internet delivery systems;

•
fuel organic growth and expansion of our Media Networks and Filmed Entertainment businesses internationally by developing new brands and properties and launching new channels, connected experiences and consumer products with local, regional and multinational appeal;

•
continue our focus on a film slate that emphasizes key branded and franchise films, including animated films, complemented by smaller productions and acquisitions, and that is guided by financial discipline and driven by innovative promotion and marketing while developing television production operations capitalizing on our strong creative relationships and our film properties;

•	limit the impact of intellectual property theft by providing compelling, legitimate offerings, as well as through technology solutions, communications, legal enforcement and other activities;

•	drive efficiencies, execute strategies and maintain a strong financial position through operational discipline; and

•	thereby generate significant long-term value for our stockholders.
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
MEDIA NETWORKS
Viacom Media Networks operates our media networks businesses in the United States and internationally. The Media Networks segment is comprised of four brand groups – Music, Nickelodeon, Entertainment and BET Networks – that operate as Viacom Media Networks.
Media Networks Revenues
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services related to our content, (ii) affiliate fees from multichannel television service providers, including cable television operators, direct-to-home satellite television operators and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, sale of content on DVDs and Blu-ray discs, licensing of our content for download-to-own and download-to-rent services and television syndication. In fiscal year 2014, advertising revenues, affiliate fees and ancillary revenues were approximately 49%, 46% and 5%, respectively, of total revenues for the Media Networks segment.
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
Our media networks properties target key audiences attractive to advertisers. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET targets African-American audiences. Demand and pricing for our advertising depend on our ratings and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory and through our marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers.
Domestically, we sell a certain amount of our advertising inventory in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely established in our third fiscal quarter and reflected in advertising revenue principally beginning in the first quarter of our subsequent fiscal year as marketing plans are finalized and orders are fulfilled to deliver advertising across various programs and dayparts. Pricing for advertising within our program services is generally established based on projected impression delivery, which may be guaranteed on a fixed price per unit basis. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver additional units, reducing inventory available for scatter sales. Scatter advertising is sold throughout the year at pricing reflecting market conditions at the time of sale. Most scatter advertising is also sold based on impression guarantees. To the extent we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience rating has been satisfied. Internationally, advertising markets vary from jurisdiction to jurisdiction, however we do not typically sell our inventory in advance in an upfront market. The majority of our inventory is sold in the equivalent of the U.S. scatter market, and in a number of markets we are represented by third party sales houses. The terms of these relationships vary.
Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming and performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, the timing of holidays and significant programming events such as awards shows or premieres. Typically, advertising revenues are highest in the first and fourth quarters of our fiscal year.
Affiliate Revenues
Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Certain other distribution agreements include multiple programs made available for distribution on one or more dates and revenue under such arrangements fluctuates depending on the initial availability of the programs licensed. We continue to create ways to build stronger and more expansive multimedia partnerships with the various distributors of our content in order to maximize the value of our content for us, our audience and our affiliate and digital partners, such as customized content offerings for authenticated apps and for subscription video-on-demand services.
Ancillary Revenues
Our ancillary revenues are principally derived from (i) consumer products and brand licensing, including the licensing of popular characters from our programs and digital properties for consumer products (such as toys and apparel), interactive games and publishing across all platforms including mobile and console, and recreation experiences (such as hotels, theme parks, cruises and live entertainment), (ii) distribution of our programming in the home entertainment market through the licensing of content for download-to-own and download-to-rent services and the sale of copies of content on DVDs and Blu-ray discs and (iii) television syndication. Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available for sale during a particular period and acceptance of our or our partners’ products.
Media Networks Properties
Viacom Media Networks operates our media networks businesses through four brand groups based on target audience, similarity of programming and other factors: Music, Nickelodeon, Entertainment and BET Networks. Our core media networks experiences are generally delivered via linear networks, video-on-demand, streaming and other connected experiences delivered over cable, satellite, mobile networks and the Internet by a variety of distribution partners.
Worldwide, Viacom Media Networks’ program services reached approximately 700 million households in more than 165 countries and territories via more than 230 locally programmed and operated TV channels and hundreds of online, mobile and app experiences in September 2014. Viacom Media Networks’ online properties collectively averaged approximately 62 million unique visitors per month domestically during the quarter ended September 30, 2014.
Viacom Media Networks operates the international extensions of our multimedia brands MTV, VH1, Nickelodeon, Comedy Central, BET and SPIKE, as well as certain program services created specifically for international and/or non-English speaking audiences, such as the Paramount Channel and Colors in India through Viacom International Media Networks (“VIMN”). In September 2014, VIMN acquired British public service broadcaster Channel 5, one of UK broadcasting’s premier brands, significantly increasing our investment in the UK content marketplace and benefiting our existing UK pay television channel portfolio.
Our most important media networks properties are discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen and the Internet user and video stream data is according to comScore Media/Video

Metrix (U.S. data only unless otherwise indicated). International reach statistics are derived from internal data coupled with external sources when available.
Music
The Music group includes our music, youth and young adult-oriented brands, content and services, which generally target varying portions of the 12-34 demographic, and Logo, our property for adult gays, lesbians and their families and friends. Our principal properties in this group include:

MTV
•
MTV is a leading global brand, multimedia destination and content producer targeting the millennial generation. MTV offers content built around compelling reality and scripted storytelling, music discovery and activism across television and social media, and connected and second screen experiences, including through the MTV app which features short-form videos and full episodes. In fiscal year 2014, VIMN launched MTV-related channels in several international markets, such as Hungary, Czech Republic and the Philippines.

•
Programming highlights in fiscal year 2014 included the premiere of the scripted series Finding Carter and Faking It, new reality series such as Are You the One?, returning hits such as Teen Wolf, Teen Mom 2, Catfish: the TV Show, Awkward and The Real World; and tentpole events such as the 2014 MTV Video Music Awards, which were watched by approximately 13.7 million viewers domestically across all airings, had 6.5 million live video streams, and nearly 63 million social interactions during the night of the show, and the 2014 MTV Movie Awards, which were watched by approximately 4.8 million viewers domestically across all airings the night it premiered.

•
MTV reached approximately 95 million domestic television households in September 2014 and approximately 400 million households in more than 160 territories worldwide via over 70 MTV-branded channels. The MTV brand reaches many more households through branded programming blocks on third party broadcasters and through apps, streaming and downloads.

•
MTV’s online, mobile and app experiences feature a diverse array of music, entertainment and pop culture content, including exclusive music performances, news, interviews and series. Each digital and mobile platform complements MTV’s television programming and enhances audience engagement, including through social media interactions with cast members and access to exclusive content. MTV also has a number of branded apps, including MTV, MTV News and MTV Artists. In the quarter ended September 30, 2014, MTV.com averaged approximately 20.7 million monthly unique visitors and 61.8 million content video streams each month. As of September 30, 2014, MTV had a social footprint of approximately 202 million followers, with 177 million fans across all MTV Facebook pages and approximately 25 million followers across all MTV accounts on Twitter, Instagram, FourSquare, Tumblr, Vine, Pinterest and Snapchat. MTV-branded apps had been downloaded approximately 6.4 million times.

MTV2
•
MTV2, MTV2.com and the MTV2 mobile app offer music and lifestyle destinations and experiences with content targeting male “millennials” aged 12 to 34 and featuring original music, live-action sports and irreverent lifestyle programming.

•
Programming highlights included the new weekly series Off the Bat from the MLB Fan Cave, born out of a partnership with Major League Baseball, returning favorites Guy Code and Nick Cannon Presents: Wild 'N Out, and action sports and lifestyle programming such as Nitro Circus Live.

• MTV2 reached approximately 80.2 million domestic television households in September 2014.
•
In the quarter ended September 30, 2014, MTV2.com averaged approximately 400,000 monthly unique visitors and 1.7 million content video streams each month. MTV2's social media footprint more than doubled in fiscal year 2014. As of September 30, 2014, MTV2 had approximately 6.6 million Facebook fans and more than 500,000 Twitter followers.

VH1
•	VH1 features music and pop culture-driven content targeting adults aged 18-49, including a variety of original programming primarily focused on music artists, real life stories and celebrities.
•
Programming highlights included the premiere of the reality series Dating Naked, the Love & Hip Hop franchise, Basketball Wives LA, Mob Wives, Crazy Sexy Cool: The TLC Story and the scripted series Hit the Floor; tentpoles such as the You Oughta Know Concert; and core music offerings such as VH1 Top 20 Countdown.

•	VH1 reached approximately 94.5 million domestic television households in September 2014.
•
VH1’s online, mobile and app experiences feature a diverse array of content centered on VH1 shows, music, pop culture and celebrities, including original series, exclusive events, music videos, live performances and news, and include VH1.com, VH1Classic.com and m.VH1.com. In fiscal year 2014, VH1 launched a "TV Everywhere" app. In the quarter ended September 30, 2014, VH1.com averaged approximately 6.1 million monthly unique visitors and 5.7 million content video streams each month. As of September 30, 2014, the "TV Everywhere" app had been downloaded approximately 1.5 million times.

VH1 Classic
•	Classic-themed network featuring music videos, documentaries, movies and concert footage from the 1960s, 1970s, 1980s and 1990s, as well as other music-themed programs.
•	Programming highlights included That Metal Show and Behind the Music: Remastered.
•	VH1 Classic reached approximately 58.9 million domestic television households in September 2014.

CMT
•
CMT is the leading television and digital destination for country music, culture and related entertainment. CMT and its website, CMT.com, offer an unparalleled mix of music, news, awards, live concerts and series and is the top resource for country music on demand.

•
Programming highlights included Party Down South, Dog & Beth: On The Hunt, Steve Austin's Broken Skull Challenge, Dallas Cowboys Cheerleaders: Making the Team, Cops Reloaded, Swamp Pawn and My Big Redneck Family; tentpole events such as the annual CMT Music Awards, CMT Crossroads and CMT Artists of the Year; and CMT’s weekly franchise CMT Insider.

•	CMT reached approximately 88.8 million domestic television households in September 2014.
•
CMT’s online, mobile and app experiences include the 24-hour music channel CMT Pure Country, CMT Mobile and CMT VOD, as well as apps such as CMT Ultimate Fan and CMT Insider, and in fiscal year 2014, CMT launched a "TV Everywhere" app. In the quarter ended September 30, 2014, CMT.com averaged approximately 1.8 million monthly unique visitors and 1.6 million content video streams each month. As of September 30, 2014, the "TV Everywhere" app had been downloaded approximately 364,000 times.

Logo TV
•
Logo TV is a leading entertainment brand inspired by the LGBT community present across television, digital and social platforms. Logo features one-of-a-kind personalities, shows, specials, and unique stories.

•
Programming highlights included original programs such as RuPaul’s Drag Race and Secrets to Fabulous, tentpoles such as The Trailblazer Awards, as well as acquired programs such as Will and Grace and Roseanne.

•	Logo reached approximately 51.1 million domestic television households in September 2014.
•
Logo’s online, mobile and app experiences include LogoTV.com, the Backlot.com and NewNowNext.com. The LogoTV app is a 24/7 hub for content that appeals to the LGBT community and their families and friends and includes, among other content, full episodes of Logo programming. In the quarter ended September 30, 2014, Logo's online properties averaged approximately 2.0 million monthly unique visitors and 606,000 content video streams each month. As of September 30, 2014, the app had been downloaded approximately 224,000 times.

Other key Music properties include mtvU, our on-air, online and on-campus network created by and for the college audience; MTV Films, MTV’s motion picture brand; and PalladiaHD, a music-centric high definition television channel.

Nickelodeon
The Nickelodeon group provides high-quality entertainment and educational brands, content and services targeted to kids ages 2-17 and their families. Our principal properties in this group include:

Nickelodeon and Nick at Nite
•
Nickelodeon, now in its 35th year, is a diverse, global business and the destination for all things kids. The Nickelodeon cable television network has been the number-one-rated basic cable network for 19 consecutive years, featuring both original and licensed experiences for kids. Nick at Nite, which airs on the same cable channel as the Nickelodeon cable television network in the evening hours, primarily features licensed contemporary family comedies. Nickelodeon produces and distributes television programming worldwide, has a global consumer products licensing business and offers a number of premium apps through the Nickelodeon Games Group (described further below) featuring its popular characters such as Teenage Mutant Ninja Turtles, Dora the Explorer and SpongeBob SquarePants.

•
Nickelodeon programming highlights in fiscal year 2014 included hits such as SpongeBob SquarePants, Sam & Cat, Sanjay & Craig, Teenage Mutant Ninja Turtles and Fairly Odd Parents; tentpoles such as The Kids Choice Awards, Worldwide Day of Play and The HALO Awards; Kids' Choice Sports 2014, Nickelodeon's first annual sports awards show celebrating kids' favorites in the sports world; and game shows such as Figure It Out. Nick at Nite programming highlights included Friends, Full House, George Lopez, My Wife and Kids, Yes Dear and The Nanny.

•
Nickelodeon and Nick at Nite reached approximately 96.4 million domestic television households in September 2014. Nickelodeon’s brands are seen globally in more than 550 million households across approximately 140 territories, via more than 80 locally programmed channels and branded blocks.

•
Nick’s online, mobile and app experiences include, among others, Nick.com, the online destination for all things Nickelodeon, featuring video streaming of Nick content and games. In fiscal year 2013, Nickelodeon launched a "TV Everywhere" app that has won a number of awards, including the Emmy Award in 2013 for "Outstanding Creative Achievement in Interactive Media - User Experience and Visual Design" and "Best App or Website" at the UK's 2014 Broadcast Digital Awards. The Nick App features short-form videos, games and full episodes through “TV Everywhere” authentication, as well as popular interactive features like the “Do Not Touch button.” In the quarter ended September 30, 2014, Nick.com averaged 6.5 million monthly unique visitors and 8.7 million content video streams each month. As of September 30, 2014, the Nick App had been downloaded approximately 11 million times.

Nick Jr. and NickMom
•
Nick Jr. seeks to educate and entertain preschoolers, providing kids an opportunity to engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. Nick Jr. offers parents and their kids entertaining and enriching activities geared toward their interests, ages and developmental levels.

•
My Nick Jr., a novel TV-delivery approach launched in fiscal 2014, is a customizable children’s TV channel that combines both scheduled programming and on-demand options that can be programmed according to parents’ tastes. My Nick Jr. provides access to hundreds of episodes of shows in Nick Jr.’s library.

•
NickMom is a primetime comedy block for moms on the Nick Jr. channel featuring a mix of original long- and short-form programming, including talk shows, stand-up and sketch comedy and docu-series, delivered via a linear cable television network, video-on-demand, streaming and other connected experiences. NickMom.com is a comedy and entertainment site featuring short-form video, photos, editorial pieces and games just for moms.

•	Nick Jr. programming highlights included Bubble Guppies, Dora the Explorer, Team Umizoomi, Peppa Pig and Wallykazam!
•	Nick Jr. reached approximately 75.8 million domestic television households in September 2014.
•
In the quarter ended September 30, 2014, NickJr.com averaged 3.2 million monthly unique visitors and NickMom.com averaged 2.1 million monthly unique visitors. NickJr.com had an average of 25 million content video streams each month.

TeenNick
•
TeenNick includes a linear cable television network, video-on-demand, streaming and other connected experiences exclusively for and about teens and tweens, and features original programming and award-winning series, with a focus on presenting an authentic teen experience.

•
Programming highlights included series and events such as Degrassi: The Next Generation, Drake & Josh, House of Anubis and Zoey 101, as well as other Nickelodeon original hits like Big Time Rush, iCarly and Victorious.

•	TeenNick reached approximately 72.8 million domestic television households in September 2014.
•
TeenNick.com features the best episodes and clips of TeenNick shows, as well as games, quizzes and a vibrant user community. In the quarter ended September 30, 2014, TeenNick.com averaged 890,000 monthly unique visitors and had an average of 345,000 content video streams each month.

Nicktoons
•
Nicktoons is a leading cartoon destination targeting boys and featuring signature franchises such as Dragon Ball Z Kai and Avatar: The Last Airbender, as well as fan favorites such as The Fairly OddParents and SpongeBob SquarePants.

•	Programming highlights included the series premiere of Digimon Fusion and new episode premieres of Yu-Gi-Oh! ZEXAL, as well as returning hits such as NFL Rush Zone and Wild Grinders.
•	Nicktoons reached approximately 67.1 million domestic television households in September 2014.

Nickelodeon Games Group
•
Nickelodeon develops and publishes mobile apps for its kids and family audiences, including apps distributed on Apple and Android platforms. Nickelodeon apps include top apps for preschoolers, leading the education category with the award-winning Nick Jr. Draw and Play, as well as Umizoomi: Zoom Into Numbers, Dora Appisode: Perrito’s Big Surprise and Bubble Guppies: Animal School Day; hit game apps based on our hit shows like SpongeBob Moves In and TMNT: Rooftop Run; and apps based on original game characters such as Scribble Hero. As of September 30, 2014, Nickelodeon apps had been downloaded approximately 52 million times.

Other Nickelodeon properties include Nickelodeon Movies, Nickelodeon’s motion picture brand, under which Paramount released Teenage Mutant Ninja Turtles in fiscal year 2014, and the Nickelodeon Animation Studio. In addition, Nickelodeon licenses its brands for recreation experiences such as hotels, cruises, theme parks and live tours.
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

•
Programming highlights in fiscal year 2014 included the premiere of @midnight, where top comedians battle for the funniest take on the day's social media and pop culture, Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, The Colbert Report, Tosh.0, Workaholics, Inside Amy Schumer, South Park, Key & Peele, Futurama, Brickleberry, Drunk History and Nathan For You.

•	Comedy Central reached approximately 95.6 million domestic television households in September 2014.

•
Comedy Central’s online, mobile and app experiences include Comedycentral.com, a leading online video platform featuring exclusive Comedy Central content; thedailyshow.com and Colbertnation.com, the official fan sites of The Daily Show with Jon Stewart and The Colbert Report; our interest in the official South Park website southparkstudios.com, which features the latest in South Park news and content; Jokes.com; and a number of apps such as CC: Stand Up. The Comedy Central "TV Everywhere" app, launched in fiscal year 2014, offers full episodes of its shows the day after they air, as well as stand-up specials, among other content. In the quarter ended September 30, 2014, the Comedy Central online properties averaged 10.2 million monthly unique visitors and approximately 23.4 million content video streams each month. As of September 30, 2014, the Comedy Central "TV Everywhere" app had been downloaded approximately 1.7 million times.

SPIKE
•
SPIKE is a primarily male-oriented general entertainment brand featuring a mix of original and acquired programming, sports series, specials, live events and movies delivered on a linear cable television network, on demand, online and via other connected experiences.

•
SPIKE programming highlights included favorites such as Bar Rescue, Ink Master, Tattoo Nightmares, Catch a Contractor and Bellator MMA; and tentpoles such as Spike’s Guys Choice Awards and One Night Only.

•	SPIKE reached approximately 95.1 million domestic television households in September 2014.
•
SPIKE’s online properties include SPIKE.com, the online destination featuring SPIKE content, and apps such as Bellator. In the quarter ended September 30, 2014, Spike.com averaged approximately 1.4 million monthly unique visitors and 2.7 million content video streams each month. As of September 30, 2014, Spike-branded apps had been downloaded approximately 217,000 times.

TV Land
•
TV Land features a mix of original programming, classic and contemporary TV shows, specials and iconic movies designed to appeal to the entertainment needs and attitudes of adults in their 40s and 50s.

•
Programming highlights included returning original favorites such as Emmy-nominated Hot in Cleveland and The Exes, Jennifer Falls, Candid Camera and The Soul Man, as well as acquisition favorites such as Everybody Loves Raymond and The King of Queens.

•	TV Land reached approximately 94.3 million domestic television households in September 2014.
•
TV Land’s online properties include TVLand.com, TV Land’s premiere destination for consumers in their 40s and 50s. In the quarter ended September 30, 2014, TVLand.com averaged approximately 260,000 monthly unique visitors and, according to internal data, 1.8 million content video streams each month.

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

•
BET programming highlights in fiscal year 2014 included the premiere of Being Mary Jane; returning favorites such as Real Husbands of Hollywood, The Game, 106 & Park and Sunday Best; and tentpoles such as the BET Awards ‘14, which was part of the second annual BET Experience, BET’s three-day weekend celebration of music, entertainment and Black culture, which was attended by more than 150,000 people, BET Honors Awards, Black Girls Rock, BET Hip Hop Awards, Soul Train Awards and the Celebration of Gospel.

•
BET reached approximately 89.5 million domestic television households in September 2014. According to internal data, BET Gospel and BET Hip Hop reached approximately 24.5 million and 2.9 domestic television households, respectively.

•
BET.com is a leading online destination for African-American audiences and offers users content and interactive features for news, music, community, culture and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services. In the quarter ended September 30, 2014, BET.com averaged approximately 8.3 million monthly unique visitors.

•
The BET Now app, launched in fiscal year 2014, provides fans access to a library of full episodes of current BET shows and classics. As of September 30, 2014, BET-branded apps had been downloaded approximately 3.5 million times.

CENTRIC
•
CENTRIC is the first network designed for black women, reflecting the lifestyle of today’s African-American and multicultural adult viewer and delivering a variety of music artists, along with culturally relevant movies, series, live performances, specials and reality programming.

•	CENTRIC programming highlights in fiscal year 2014 included the Soul Train Awards, Being and the Centric Live Concert series.
•	CENTRIC reached approximately 50.7 million domestic television households in September 2014.
Other BET Networks properties include BET Mobile, which delivers music, gaming and video content to its target audiences on mobile devices and digital services across all major service providers.
International
Viacom Media Networks operates the international extensions of our multimedia brands, as well as certain program services created specifically for international and/or non-English speaking audiences, through Viacom International Media Networks.

Paramount Channel
•	Paramount Channel is a free-to-air, 24-hour movie channel available in Spain, France, Hungary, Russia and Romania. VIMN continues to manage Paramount Channel’s ongoing international expansion.
•	Programming highlights in fiscal year 2014 included Star Trek, Paranormal Activity, American Beauty, A Beautiful Mind, Zoolander, Ferris Bueller’s Day Off and The Godfather.

Channel 5
•
Channel 5, a UK public service broadcaster, and its sister channels air a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake brand.

•
Programming highlights will include a new animated series, Nella the Knight, a co-production of Nickelodeon and Milkshake, and a new entertainment series, 10,000 BC, a co-production of Channel 5 and MTV UK.

Colors and Rishtey
•
Colors is a highly-rated Hindi-language general entertainment channel operated by our Viacom 18 joint venture. Colors is available in India, the UK and Ireland, as well as in Canada and the U.S. as Aapka Colors. In fiscal year 2014, Viacom 18 launched Rishtey, its second general entertainment channel, in India.

•
Colors programming highlights included scripted series such as Balika Vadhu, Uttaran and Madhubala and other programs such as Comedy Nights with Kapil, Bigg Boss and Jhalak Dikhhla Jaa. Rishtey programming highlights included 24, Bani and The Anupam Kher Show.

J-One
•	In October 2013, VIMN launched J-One, a new channel broadcasting the best in Japanese animated programming, in France, one of the world's biggest consumers of manga animation.
•	Programming highlights included the Shibuhara Girls, J-Pop and K-Pop music videos, Japanese MTV Unplugged concerts and award ceremonies such as the VMAJs, in partnership with MTV Asia.
Media Networks Competition
Our media networks generally compete with other widely distributed cable networks, the broadcast television networks and digital programming services and platforms. Our media networks compete for advertising revenue with other cable and broadcast television networks, connected outlets such as websites, apps, social media and other online experiences, radio programming and print media. Each programming service also competes for audience share with competitors’ programming services that target or include the same audience. For example, Nickelodeon’s programming and services compete with other entertainment services and platforms for younger viewers; and BET competes with African-American oriented content on cable and broadcast networks, content delivered by digital distributors and other content and platforms that include African-Americans in their audiences. We also compete with other cable networks for affiliate fees and distribution. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources, other entertainment offerings and/or audience leisure time may affect our revenues.
FILMED ENTERTAINMENT
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programing and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, Nickelodeon Movies and Paramount Television brands. Motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows, through download-to-own, DVDs and Blu-ray discs, transactional video-on-demand, pay television and subscription video-on-demand, basic cable television, broadcast television, and syndicated television and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).
In fiscal year 2014, the Filmed Entertainment segment released 11 films in the domestic theatrical market. Paramount’s film strategy focuses on releases that represent a mix of key branded and franchise films and smaller productions, acquired films and distribution arrangements. Paramount releases certain of its films, including library product, in 3D format. Paramount’s film slate is designed to represent a variety of genres, styles and levels of investment and risk – with the goal of creating entertainment for both worldwide appeal and niche audiences. Paramount’s in-house animation division is focused on producing high quality animated films and expects to release its first two theatrical films in fiscal year 2015 and one or two theatrical films per year thereafter. Paramount Television™, Paramount's new television production division, draws on Paramount’s extensive library of film franchises as well as develops original programming for television and digital platforms. Paramount also focuses on developing innovative promotion and marketing approaches for its releases.
Filmed Entertainment Revenues
Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content we distribute on behalf of Viacom and third parties, (iii) licensing of film exhibition rights to television services, including transactional video-on-demand, pay and basic cable television, broadcast television and syndicated television and (iv) ancillary revenues from licensing of film exhibition rights to digital platforms through download-to-own, digital transactional video-on-demand, subscription video-on-demand, providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution. In fiscal year 2014, theatrical revenues, home entertainment revenues, television license fees and ancillary revenues were approximately 32%, 23%, 29% and 15%, respectively, of total revenues for the Filmed Entertainment segment.
Theatrical
Paramount releases films theatrically in domestic and international markets and generates revenues from audience ticket sales. In addition to the traditional 2D format, certain of Paramount’s theatrical releases are made available in 3D and/or formatted for viewing on IMAX screens, tickets for which are generally sold at premium pricing. Each motion picture is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response is of fundamental importance. Theatrical revenues may be also affected by the number, timing and mix of competitive releases in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Revenues from motion picture theatrical releases tend to be cyclical with increases around the holidays that fall during the first quarter of our fiscal year, and in the summer months during our fourth quarter.
Home Entertainment
Home entertainment revenues are derived from the worldwide sales, marketing and distribution of DVDs and Blu-ray discs for filmed entertainment produced by Paramount and other Viacom brands, as well as content we distribute on behalf of third parties. Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. The mix of our revenues from home entertainment is shifting away from physical home entertainment toward digital forms of consumption.
Television License Fees
Films produced, acquired or distributed by Paramount or our subsidiary DW Studios L.L.C. (“DW Studios”) are licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to transactional video-on-demand, subscription video-on-demand, pay and basic cable television, broadcast television and syndicated television. Our joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) provides a multi-platform premium entertainment service named EPIX™ that offers Paramount, Lionsgate, MGM Studios and certain third party films, as well as original content, to cable, satellite, subscription video-on-demand and other subscribers through a premium pay television channel and television and digital subscription video-on-demand services.
Revenue from the licensing of films for exhibition in television markets is recognized upon availability for airing by the licensee. Revenue for video-on-demand and similar arrangements are recognized as the films are exhibited based on end-customer purchases as reported by the distributor.
Ancillary
Films produced, acquired or distributed by Paramount or DW Studios are also licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to download-to-own and digital transactional video-on-demand, subscription video-on-demand and other digital platforms, including Amazon, Netflix, iTunes and Google Play. Revenue from digital license fees is recognized upon program availability and will fluctuate depending on the number and mix of available titles in any given territory.
Paramount provides production services to third parties, primarily at Paramount’s studio lot. Paramount also licenses its brands for consumer products, themed restaurants, hotels and resorts, live stage plays, film clips and theme parks. Licensing revenues are typically derived from royalties based on the licensee’s revenues, with an advance and/or guarantee against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.
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
For domestic distribution, Paramount generally performs its own marketing and distribution services for theatrical releases, and its own sales and marketing services for home entertainment releases. Warner Home Video, a division of Warner Bros. Home Entertainment Inc. (“WHV”), distributes certain physical DVD and Blu-ray discs relating to certain Paramount catalog titles and an affiliate of Universal Studios, Inc. ("Universal") handles certain back-office and distribution services of physical DVD and Blu-ray discs. In the first domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States are generally exhibited on EPIX. Paramount also distributes films domestically in the other distribution windows and on various digital platforms.
In international markets, Paramount, through its international affiliates, generally distributes its motion pictures for theatrical release through its own distribution operations or, in some countries, through United International Pictures, a company that we and an affiliate of Universal own jointly. Paramount, through its international affiliates, generally distributes its home entertainment product through its own distribution operations or, in some territories, though licensees. Paramount distributes its home entertainment product in four territories through a joint venture with Twentieth Century Fox. Paramount’s home entertainment group continues to assess other possibilities for further efficiencies in international markets.
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
Paramount’s key 2014 releases are discussed below:

•
Theatrical Releases. In fiscal year 2014, the Filmed Entertainment segment theatrically released in domestic and/or international markets Transformers: Age of Extinction, Teenage Mutant Ninja Turtles, The Wolf of Wall Street, Noah, Hercules, Anchorman 2: The Legend Continues, Jackass Presents: Bad Grandpa, Jack Ryan: Shadow Recruit and Paranormal Activity: The Marked Ones, among others. Paramount’s fiscal year 2015 slate is expected to include Interstellar, SpongeBob: Sponge Out of Water, Monster Trucks, Project Almanac, and Paranormal Activity 5, among others.

•
Film Library. Paramount has an extensive library consisting of approximately 1,200 motion picture titles produced by Paramount and acquired rights to approximately 2,200 additional motion pictures and a small number of television programs. The library includes many Academy Award winners such as Titanic, Braveheart, Forrest Gump, An Inconvenient Truth and There Will Be Blood and such classics as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, as well as successful franchises such as Transformers, Star Trek, Mission: Impossible, Indiana Jones, Paranormal Activity and The Godfather.

•
Home Entertainment Releases. Key home entertainment releases in fiscal year 2014 included Transformers: Age of Extinction, Noah, The Wolf of Wall Street, Jackass Presents: Bad Grandpa, Anchorman 2: The Legend Continues, Jack Ryan: Shadow Recruit and Paranormal Activity: The Marked Ones, among others. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central, BET and CBS.

•
Television Licensing. Key titles in fiscal year 2014 included G.I. Joe: Retaliation, Pain & Gain, Star Trek Into Darkness, World War Z, Guilt Trip, Footloose, Mission: Impossible - Ghost Protocol and Transformers: Dark of the Moon.

•
Digital Licensing and Entertainment. Paramount licenses its films worldwide to digital platforms such as Netflix, Amazon, iTunes and Google Play. Paramount also develops and distributes original content for launch on digital distribution platforms worldwide.

Key Agreements
In April 2013, Paramount and CBS extended the agreement under which Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis until June 2015. The parties have the option to further extend the term under certain circumstances.
Effective January 1, 2013, Paramount entered into an agreement with WHV for exclusive rights to physical DVD and Blu-ray disc distribution in North America of approximately 700 catalog titles from the Paramount film library, for which Paramount receives guaranteed and performance-based compensation. The initial term of the agreement is three years with extensions obtainable under certain circumstances. In addition, the agreement makes Paramount’s UltraViolet film offerings available on a non-exclusive basis through Flixster, the Warner Brothers movie streaming and discovery service. Paramount retains all digital rights for its titles, including electronic sell-through, video-on-demand and subscription video-on-demand.
In December 2012, the six-year output term under the agreements among Paramount, DreamWorks Animation, and certain of their affiliates, pursuant to which Paramount obtained certain exclusive distribution and home video fulfillment servicing rights to the animated films produced by DreamWorks Animation, expired. Paramount theatrically released a total of 14 DreamWorks Animation films under the applicable distribution agreement. In June 2014, Paramount sold to DreamWorks Animation the theatrical, non-theatrical, home video fulfillment and transactional digital rights to those films licensed to Paramount. Generally, Paramount continues to retain subscription and television licensing rights to those films.
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
SOCIAL RESPONSIBILITY
Viacom is deeply committed to leveraging its global stage and audience connections to improve its communities and positively impact the people the Company serves. Our social responsibility is an integral part of our day-to-day operations and is inextricably linked to our core business. Through volunteerism, philanthropic investments, initiatives and strategic partners, we drive action on the issues that are most important to our partners, employees, audiences, shareholders and communities. Viacom’s social responsibility initiatives are overseen by Viacommunity, Viacom’s social action umbrella. Community efforts are driven by the Viacom Corporate Responsibility Council (VCRC), comprised of leaders across every brand and business who shape the Company’s social efforts and numerous pro-social partnerships around the globe.
Viacom educates, engages and empowers audiences with a vast array of programs in the areas of education, health and wellness, the environment and citizenship. A full list of and detailed information about each of our social responsibility initiatives is available at www.viacommunity.com. Following are just a few examples:

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

MTV Look Different
• MTV’s “Look Different” campaign helps America’s youth better recognize and challenge hidden racial, gender and anti-LGBT biases, empowering them to create a more equal future.

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

CMT Empowering Education
• CMT Empowering Education provides viewers with a multitude of tools to aid them in tackling and overcoming the most common perceived obstacles to education.

Nickelodeon’s The Big Help
•
Nickelodeon’s The Big Help engages kids to make a difference in the world by moving their bodies and minds to impact their communities and planet, through events such as its annual Worldwide Day of Play.

Veterans Operation Wellness (VOW)
•
VOW is a campaign driven by Spike to inspire veterans to make the same commitment to their health and wellness that they have made to their country. VOW will use the multi-platform resources of Spike to positively impact the lives of veterans with the goal of inspiring veterans - and the larger public that wants to support them - to make VOWs: commitments to lead a healthier life through physical fitness, healthier diet and veteran community activities.

Rap-It-Up
• BET’s Emmy Award-winning Rap-It-Up informs, educates and empowers African-American men and women about HIV/AIDS.

Green. It’s Paramount to Us.
• Paramount’s Green. It’s Paramount to Us. encourages eco-friendly behavior and business practices in the workplace.

Paramount’s Kindergarten to Cap & Gown
• Paramount Pictures’ signature program supports students through their educational experience, targeting three partner schools in Paramount's Los Angeles neighborhood.

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
Certain Regulations Affecting Our Business
Net Neutrality
In May 2014, the Federal Communications Commission (the “FCC”) proposed “net neutrality” rules that, subject to certain exceptions, would prohibit broadband Internet Service Providers (“ISPs”) from blocking lawful content, applications, services and devices as well as certain kinds of commercially unreasonable practices, including some discriminatory behavior. The FCC also proposed "transparency" rules that would require ISPs to disclose their network management practices. However, the FCC tentatively concluded that ISPs would not be prohibited from taking action to address unlawful activity such as copyright theft (see more on copyright theft below). The proposed rules follow a January 2014 decision by the United States Court of Appeals for the District of Columbia Circuit largely invalidating similar rules promulgated by the FCC in 2010. The failure to prohibit all forms of broadband discrimination could affect the market for streaming content to consumers, as cable programmers and other "last mile" ISPs could increase the cost for the use of bandwidth.
Children’s Programming
Since 1990, federal legislation and FCC rules have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. In 2006, the FCC amended its rules to limit the display of certain commercial website addresses during children’s programming. Some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the federal Interagency Working Group on Food Marketed to Children requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens. The proposed guidelines were not finalized. In 2013, the White House hosted a summit to encourage voluntary efforts to limit food marketing to children. If these or other similar guidelines are implemented by food and beverage marketers, they could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming targeted to children and teens. OFCOM, the independent regulator and competition authority for the United Kingdom (UK) communications industries, has restricted television advertising for foods and drinks high in fat, salt and sugar in and around programming of significant appeal to children and teens ages 15 years and under. Other governments are considering or have already implemented restrictions similar to those in the UK, including Ireland, Peru, Chile, Brazil, Mexico, Singapore and Australia.
Children’s Privacy
Various other laws and regulations intended to protect the interests of children are applicable to our businesses, including measures designed to protect the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection of personal information online from children under 13 years of age by operators of websites or online services. Effective July 1, 2013, the Federal Trade Commission adopted revisions to regulations under COPPA to further expand the scope of the regulations. We have been required to limit some functionality on our websites and apps as a result of these regulations. Such regulations also limit the types of advertising we are able to sell on these sites and apps and impose strict liability for certain actions of advertisers, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.
Program Access
Under the U.S. Communications Act of 1934, as amended (the “Communications Act”), vertically integrated cable programmers are generally prohibited from entering into exclusive distribution arrangements or offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations promulgated by the FCC. Our wholly-owned program services are not currently subject to the program access rules. Because we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of the program access rules, and therefore the businesses and conduct of CBS Corporation could have the effect of making us subject to the rules. If we were to become subject to the program access rules, our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected.
Territorial Licensing in the European Union, and Consultation on EU Copyright Directive Review
In October 2011, the Court of Justice of the European Union (“CJEU”) found that the UK Football Association Premier League’s exclusive territorial licenses granted to broadcasters were contrary to EU law (including the EU competition rules) because they contained clauses that partitioned national markets by conferring absolute territorial protection. While the decision was limited to the live broadcast of sports programming (soccer games), which the CJEU held not to be copyrightable matter, the case has led European regulators to examine European territorial copyright licensing practices in greater detail. In that regard, the European Commission announced on January 13, 2014 that it had opened a formal antitrust investigation to examine certain clauses in the pay-TV licensing agreements between several major U.S. film studios, including Paramount, and the largest European pay-TV broadcasters, namely BSkyB, Canal Plus, Sky Italia, Sky Deutschland and DTS Distribuidora de Television Digital. The investigation focuses on clauses that may prevent the broadcasters from providing their services across borders within the European Economic Area (EEA). The investigation remains at an early stage but could ultimately impact the way our Filmed Entertainment and Media Networks segments license content in the EU.
Separately, in February 2013, the European Commission began a review of licensing practices among the media and telecommunications industries – known as the “Licences for Europe Consultation” – in an effort to stimulate discussion and proposed alternatives in several areas, including cross-border access and the portability of services. Viacom participated in these discussions. The European Commission’s review concluded at the end of 2013, but specific legislative proposals have been held back until the new team of European Commissioners under Commission President Juncker is confirmed by the EU Parliament later this year. These legislative proposals could ultimately affect our European businesses.
UK Private Copying Exception
In April 2014, the UK published its new private copying exception, which went into effect October 1, 2014. Under this new exception, individuals may make copies of copyrighted works for personal use without permission from copyright owners. To qualify, the copier must be an individual, must have lawfully acquired on a permanent basis the copy from which further copies are made, and the copy must be made for the individual’s private use rather than for commercial ends. The regulation permits the use of technical protection measures by copyright owners and does not generally authorize the circumvention of technical protection measures. It is not yet clear what impact this regulation will have on the audio-visual industry in the UK, but both our Media Networks and Filmed Entertainment segments could be affected by this change in law.
UK Regulations Affecting Channel 5 Business
As a public service broadcaster (“PSB”) in the UK, Channel 5 is subject to certain OFCOM broadcasting regulations that impose detailed obligations including the proportion of total programming and programming during peak hours that must be original productions; the hours devoted to news and current affairs; and the proportion of commissioned programming that must be made by independent producers. Channel 5 has also undertaken to air a minimum amount of UK-originated children’s programming. Like all UK broadcasters, Channel 5 has to abide by the OFCOM Broadcasting Code, which contains content and scheduling regulations surrounding such issues as harm and offense, protection of individuals under the age of 18, privacy, fairness and product placement; and by OFCOM’s Code on the Scheduling of Television Advertising, which contains regulations surrounding the amount and scheduling of advertising. In addition, as a PSB, Channel 5 has faced threats related to the unauthorized internet re-transmission of linear programming, but the applicable law in this area remains unsettled.

Restrictions on Film Distribution
In addition to the regulations regarding territorial licensing in the EU discussed above, numerous countries around the world impose restrictions on the number and nature of films that may be distributed in that country. Such regulations in China have the greatest impact, as only 34 foreign films can be distributed annually on a revenue share basis based on box office performance. Those films are selected by relevant authorities in China (the quota was raised in 2012 from 20 films to 34 films as part of a settlement ruling by the World Trade Organization).
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
INTELLECTUAL PROPERTY
We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, MTV®, MTV2®, mtvU®, VH1®, VH1 Classic™, CMT®, Palladia®, Logo®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, NickMom®, Comedy Central®, TV Land®, SPIKE®, Channel 5® (UK), BET Networks®, BET®, CENTRIC®, BET Gospel®, BET Hip Hop®, BET.com®, BET Mobile®, Tr3s®, VIVA™, Paramount Channel™, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™, Paramount Animation™, Paramount Television™ and other domestic and international program services and digital properties.
EMPLOYEES AND LABOR MATTERS
As of September 30, 2014, we employed approximately 9,900 full-time and part-time employees worldwide, and had approximately 480 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.
Through in-house, affiliated and third-party production services companies, we engage the services of writers, directors, performers, various crew members and musicians who are subject to certain industry-wide and/or specially negotiated collective bargaining agreements. The Alliance of Motion Picture and Television Producers (the "AMPTP"), which represents hundreds of motion picture and television producers, including Paramount Pictures, has agreements with the American guilds and unions representing writers, performers and directors and other guild-covered classifications, all of which expire in 2017. Negotiations have been scheduled with the American unions representing crew members for the agreements that expire in July 2015, as well as with the Canadian unions representing writers, performers, directors and crew, for agreements that all expire in March 2015. The AMPTP’s contract with the union that represents musicians expired in February 2013, and the parties are expected to resume negotiations in January 2015. Certain collective bargaining agreements that apply to specific companies will be negotiated in the coming years. Any labor dispute with the organizations that represent these parties could disrupt our operations and reduce our revenues.
FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS
Financial and other information by reporting segment and revenues by geographic area for fiscal years 2014, 2013 and 2012 are set forth in Note 21 to our Consolidated Financial Statements.
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
Our Success is Dependent upon Measured Audience Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict
Consumer acceptance of our brands, entertainment content and retail offerings is key to the success of our business and our ability to generate revenues. The production and distribution of programming, motion pictures and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our content’s acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at a certain point in time. Consumer acceptance of our content is affected by the quality and acceptance of competing entertainment content, and the availability of alternative forms of entertainment and leisure time activities, including online, mobile and other app offerings. In addition, piracy and general economic conditions affect the audience for our content.
In our Media Networks business, our advertising revenues typically are a product of measured audience size and pricing, which reflect market conditions and measurement difficulties. Depending on the success of our programming at any given time, one or more of our cable networks can experience ratings fluctuations that negatively affect our advertising revenues. Low audience ratings can also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential. In addition, consumer acceptance of our brands and programming has a significant impact on the revenues we are able to generate from consumer products, home entertainment and other licensing activities. Similarly, the acceptance of our brands and programs internationally impacts our success, including our ability to expand our presence abroad.

In our Filmed Entertainment business, the theatrical performance of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as home entertainment, television, digital and licensed consumer products.
Changes in Consumer Behavior Resulting from New Technologies and Distribution Platforms May Affect Our Viewership and Profitability in Unpredictable Ways
Technology and business models in our industry continue to evolve rapidly. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable.
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors, and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of DVDs and Blu-ray discs. Each distribution model has different risks and economic consequences for us so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows.
New technologies and distribution platforms are having other effects on the marketplace. For example, some of our largest distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. Some distributors have taken steps to limit our direct access to consumers or taken positions that they have more expansive rights than we believe we have granted, which, if they prevail, could limit our revenue opportunities and our ability to control distribution to maximize our revenue and profitability. All of these factors create uncertainty in the marketplace, and there can be no assurance that the strategies we develop to address them will be effective.
Our Businesses Operate in Highly Competitive Industries
Companies in the cable network, motion picture and digital industries depend on audience acceptance of content, appeal to advertisers and solid distribution relationships. Competition for content, audiences, advertising and distribution is intense and comes from broadcast television, other cable networks (including our own), online and mobile properties, movie studios and independent film producers and distributors, other entertainment outlets and platforms, as well as from search, social networks, program guides and “second screen” applications. Competition also comes from pirated content.
Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs and films, adapt to new technologies and distribution platforms, and achieve widespread distribution for our content. More content consumption options increase competition for viewers as well as for programming and creative talent which can decrease our audience ratings, and therefore potentially our advertising revenues, as well as increase our costs. In addition, our competitors include market participants with interests in multiple media businesses which are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, ISPs, other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.
Theft of Our Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming, Motion Pictures and Other Entertainment Content and Adversely Affect Our Businesses and Profitability
The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment product, television programming, digital content and other intellectual property affects us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States and Europe and/or that lack effective enforcement of such measures. The interpretation of copyright, piracy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux, and some methods of copyright enforcement have encountered political opposition. The failure to strengthen and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.
Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and motion pictures, and intentional or unintentional acts could result in unauthorized access to our content. The increasing use of digital formats and technologies heightens this risk. Unauthorized access to our content could result in the premature release of motion pictures or television shows as well as a reduction in legitimate audiences, which would likely have significant adverse effects on the value of the affected programming.
Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public's perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such works. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.
Advertising Market Conditions Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect our advertising revenues. In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.
Advertising sales are dependent on audience measurement, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in the employed statistical sampling methods. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics, as well as upon Nielsen information. In addition, multi-platform campaign verification is in its infancy, and viewership on tablets and smartphones, which is growing rapidly, is presently not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
Advertising expenditures may also be affected by political, social or technological change. For example, Federal legislators and regulators have proposed voluntary guidelines on advertising to children in an effort to combat unhealthy eating and childhood obesity, and have considered imposing limitations on the marketing of certain movies and regulating product placement and other program sponsorship arrangements. In addition, privacy regulations make it difficult to measure viewership by children. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising could adversely affect advertising sales and revenue.
Global Economic Conditions May Have an Adverse Effect on Our Businesses
Economic conditions affect a number of aspects of our businesses worldwide, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment sales, television licensing and sales of consumer products. Economic conditions can impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. They can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. In addition, increased unemployment and declines in consumer spending can reduce sales of our retail products. General worsening of global economic conditions could adversely affect our business, financial condition or results of operations, and worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.

Increased Costs for Programming, Motion Pictures and Other Rights, as Well as Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet
In our Media Networks segment, we have historically produced a significant amount of original programming and other content and continue to increase our investment in this area. The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which are significant. We also acquire programming, motion pictures and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Further, rapid changes in consumer behavior have increased the risk associated with all kinds of programming. In addition, increased competition from new entrants into the market for development and production of new content and for acquisitions is making these markets more competitive and could increase costs.
The accounting for the expenses we incur in connection with our programming, motion pictures and other content requires that we make judgments about the potential success and useful life of the program or motion picture. If our estimates prove to be incorrect, we may be forced to accelerate our recognition of the expense and/or write down the value of the asset. For example, we estimate the ultimate revenues of a motion picture before it is released based on a number of factors. Upon a film’s initial domestic theatrical release and performance, we update our estimate of ultimate revenues based on actual results. If a film is not received favorably, we may reduce our estimate of ultimate revenues, thereby accelerating the amortization of capitalized film costs. Similarly, if we determine it is no longer advantageous for us to air a program on our networks, we would accelerate our amortization of the program costs.
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
The Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets

We are dependent upon our agreements with cable television, direct-to-home satellite television and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services. We have agreements in place with the major cable and satellite distributors and several online content distributors, but there can be no assurance that these agreements will be renewed in the future on terms, including pricing, acceptable to us. While many consumers have a choice of distributors from which to access our content, the loss of carriage on the most widely available cable and satellite programming tiers could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from advertising and affiliate fees. In addition, as these affiliate agreements have grown in complexity, the number of disputes regarding the interpretation, and even validity, of the agreements has grown, resulting in greater uncertainty and, from time to time, litigation seeking to circumscribe enforcement of our rights or to seek damages under competition and other laws. For more information about one such lawsuit, see “Item 3. Legal Proceedings.”
Changes in U.S. or Foreign Communications Laws, Laws Affecting Intellectual Property Rights or Other Regulations May Have an Adverse Effect on Our Business
Our program services and online, mobile and app properties are subject to a variety of laws and regulations, including those relating to intellectual property, content regulation, user privacy, data protection and consumer protection, among others. For example, there are various laws and regulations intended to protect the interests of children, including limits on the amount and content of advertising that may be shown during children’s programming and measures designed to protect the privacy of minors, which affect our Nickelodeon businesses in particular. In addition, the U.S. Congress, the FCC and foreign governments currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations or ownership of our media properties. For example, Canada is considering "pick-and-pay" regulations. If the U.S. were to demand that our programming services be offered on an “á la carte” or tiered basis, we could experience high costs, reduced distribution of our program services, perhaps significantly, and loss of viewers on some or all of our channels. Further, Congress has initiated hearings to consider significant changes in copyright law. Our businesses could be adversely affected by any such new laws and regulations, or the threat that additional laws or regulations may be forthcoming.
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
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in the Disclosure of Confidential Information, Disruption of Our Programming and Motion Picture Services, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses
Our online, mobile and app offerings, as well as our internal and certain partners’ systems, involve the storage and transmission of our and our users’ proprietary and personal information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming and motion pictures. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, including from regulatory or consumer actions related to consumer data collection and other data privacy concerns, each of which could potentially have an adverse effect on our business.
International Political and Economic Risks Could Harm Our Financial Condition
Our businesses operate and have customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic and regulatory environment, export and market access restrictions, censorship, restrictions on foreign ownership or investment, currency exchange controls and/or fluctuations, regulations regarding repatriation of profits, taxation rules and procedures, tariffs or other trade barriers, permit requirements, longer payment cycles, corruption and, in some markets, increased risk of political instability, conflict and sanctions preventing us from accessing those markets. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively, which may cause results to fluctuate. Furthermore, some foreign markets where we and our partners operate may have weaker economic conditions than the United States. For example, certain European countries have experienced significant economic downturns and related political turmoil in recent years and our operations in those regions could be significantly impacted by, among other things, reduced sales of our retail products and sharp foreign exchange movements. We also may incur substantial costs as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions and sanctions. In addition, acts of terrorism or other hostilities, or other financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.
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
We, NAI and CBS Corporation, and our Respective Businesses, Are Attributable to Each Other for Certain Regulatory Purposes Which May Limit Business Opportunities or Impose Additional Costs
So long as we, NAI and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, certain rules under the Employee Retirement Income Security Act of 1974 and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC and other purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us, including limitations to which we contractually agreed in connection with our separation from CBS Corporation, or may impose additional costs on us.
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

•	The Nickelodeon Animation Studio in Burbank, California contains approximately 140,000 square feet of studio and office space, under leases that expire between 2015 and 2018.

•	CMT’s headquarters in Nashville, Tennessee occupies approximately 86,000 square feet of space for its executive, administrative and business offices and its studios, under leases expiring in 2020.

•
BET's headquarters at One BET Plaza in Washington, D.C. contains approximately 192,000 square feet of office and studio space, the majority of which is leased pursuant to ground leases which we expect will be extended through 2024 (with renewal options for an additional 35 years), and the balance of which is owned.

•
Internationally, VIMN (i) leases approximately 84,000 square feet of space in Berlin through a lease expiring in 2017 and (ii) occupies approximately 115,000 square feet of space at its owned and leased Hawley Crescent facilities in London.

Filmed Entertainment

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
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit. In July 2014, Viacom answered the amended complaint and asserted counterclaims against Cablevision for having fraudulently induced Viacom to renew their affiliate agreement at the end of 2012 on terms which Cablevision intended to challenge in the courts. Cablevision answered the counterclaims in September 2014.
In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by improperly using subjective criteria to increase the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the claimed overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not just holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any payment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. In July 2013, the District Court granted our motion to dismiss the complaint. In June 2014, the United States Court of Appeals for the Third Circuit affirmed the decision of the District Court to dismiss the case, and the matter is now fully resolved.
Item 4. Mine Safety Disclosures.
Not applicable.
OUR EXECUTIVE OFFICERS
The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	91	Executive Chairman of the Board and Founder
Philippe P. Dauman	60	President and Chief Executive Officer; Director
Wade Davis	42	Executive Vice President, Chief Financial Officer
Thomas E. Dooley	58	Senior Executive Vice President and Chief Operating Officer; Director
Carl D. Folta	57	Executive Vice President, Corporate Communications
Michael D. Fricklas	54	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	50	Senior Vice President, Controller
DeDe Lea	50	Executive Vice President, Government Relations
Scott Mills	46	Executive Vice President, Human Resources and Administration

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

PART II
Item 5. Market for Viacom Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our voting Class A common stock and non-voting Class B common stock are listed and traded on The NASDAQ Global Select Market under the symbols “VIA” and “VIAB”, respectively.
The table below shows, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported in Thomson Financial markets services.

	Sales Price
	Low	High
Class A common stock – Fiscal 2014
4th Quarter	$76.65	$89.64
3rd Quarter	$81.35	$88.47
2nd Quarter	$78.70	$89.30
1st Quarter	$79.01	$88.20
Class A common stock – Fiscal 2013
4th Quarter	$67.44	$85.44
3rd Quarter	$62.10	$71.58
2nd Quarter	$55.20	$66.73
1st Quarter	$48.12	$57.56
Class B common stock – Fiscal 2014
4th Quarter	$76.52	$89.76
3rd Quarter	$81.19	$88.50
2nd Quarter	$78.43	$89.27
1st Quarter	$78.83	$87.84
Class B common stock – Fiscal 2013
4th Quarter	$66.82	$85.22
3rd Quarter	$60.82	$70.91
2nd Quarter	$53.86	$64.71
1st Quarter	$47.61	$56.91

During fiscal 2014 and 2013, our Board of Directors declared the following cash dividends to stockholders of record on both our voting Class A common stock and non-voting Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
July 22, 2014	$0.330	September 15, 2014	October 1, 2014
May 21, 2014	$0.330	June 13, 2014	July 1, 2014
January 16, 2014	$0.300	March 14, 2014	April 1, 2014
November 13, 2013	$0.300	December 13, 2013	December 31, 2013

July 23, 2013	$0.300	September 13, 2013	October 1, 2013
May 22, 2013	$0.300	June 14, 2013	July 1, 2013
January 17, 2013	$0.275	March 15, 2013	April 1, 2013
November 14, 2012	$0.275	December 15, 2012	December 31, 2012
As of November 5, 2014, there were 1,504 record holders of our Class A common stock and 23,042 record holders of our Class B common stock.

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
The performance graph assumes $100 invested on December 31, 2009 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the nine months ended September 30, 2010, and the years ended September 30, 2011, 2012, 2013 and 2014.
Total Cumulative Stockholder Return
For the Nine Months Ended September 30, 2010
and the Years Ended September 30, 2011, 2012, 2013 and 2014

	12/31/09	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14
Class A Common	$100	$128	$156	$179	$280	$261
Class B Common	$100	$122	$133	$188	$297	$278
S&P 500	$100	$102	$101	$129	$151	$177
Peer Group	$100	$106	$108	$182	$249	$280

Share Repurchases
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended September 30, 2014 under our publicly announced stock repurchase program.

Open Market Purchases	Total Number of Shares Purchased (thousands)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program (millions)
Month ended July 31, 2014	2,307	$86.67	2,307	$7,150
Month ended August 31, 2014	4,330	$80.75	4,330	$6,800
Month ended September 30, 2014	3,783	$79.40	3,783	$6,500
Total	10,420		10,420

 (1) There is no expiration date for the program.
Equity Compensation Plan Information
Information required by this item will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 6. Selected Financial Data.
The selected Consolidated Statement of Earnings data for the years ended September 30, 2014, 2013 and 2012 and the Consolidated Balance Sheet data as of September 30, 2014 and 2013 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings data for the year ended September 30, 2011 and the nine months ended September 30, 2010 and the Consolidated Balance Sheet data as of September 30, 2012, 2011 and 2010 have been derived from audited financial statements not included herein.
CONSOLIDATED STATEMENT OF EARNINGS DATA

	Year Ended September 30,				Nine Months Ended September 30, 2010
(in millions, except per share amounts)	2014	2013	2012	2011
Revenues	$13,783	$13,794	$13,887	$14,914	$9,337
Operating income	$4,082	$3,836	$3,901	$3,710	$2,207
Net earnings from continuing operations (Viacom and noncontrolling interests)	$2,464	$2,449	$2,385	$2,183	$1,185
Net earnings from continuing operations attributable to Viacom	$2,392	$2,407	$2,345	$2,146	$1,175
Net earnings from continuing operations per share attributable to Viacom:
Basic	$5.54	$4.95	$4.42	$3.65	$1.93
Diluted	$5.43	$4.86	$4.36	$3.61	$1.92
Weighted average number of common shares outstanding:
Basic	432.1	486.2	530.7	587.3	608.0
Diluted	440.2	494.8	537.5	594.3	610.7
Dividends declared per share of Class A and Class B common stock	$1.26	$1.15	$1.05	$0.80	$0.30

CONSOLIDATED BALANCE SHEET DATA

	September 30,
(in millions)	2014	2013	2012	2011	2010
Total assets	$23,117	$23,829	$22,250	$22,801	$22,096
Total debt	$12,769	$11,885	$8,149	$7,365	$6,752
Total Viacom stockholders' equity	$3,719	$5,193	$7,448	$8,644	$9,283
Total equity	$3,747	$5,190	$7,439	$8,633	$9,259
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
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview: The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	30

•	Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the three years ended September 30, 2014. In addition, we provide a discussion of items affecting the comparability of our results of operations.	32

•	Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the three years ended September 30, 2014, and of our outstanding debt, commitments and contingencies existing as of September 30, 2014.	41

•	Market Risk: The market risk section discusses how we manage exposure to market and interest rate risks.	45

•	Critical Accounting Policies and Estimates: The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	45

•	Other Matters: The other matters section provides a discussion of related party transactions and agreements.	49

OVERVIEW
Summary
We are a leading global entertainment content company that connects with audiences in more than 165 countries and territories and creates compelling television programs, motion pictures, short-form video, apps, games, brands for consumer products, social media and other entertainment content.
We operate through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). We define adjusted operating income (loss) for our segments as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring, asset impairments and other charges, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.
When applicable, we use consolidated adjusted operating income, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

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
Media Networks
Our Media Networks segment, which includes brands such as MTV, VH1, CMT, Logo, BET, CENTRIC, Nickelodeon, Nick Jr., TeenNick, Nicktoons, Nick at Nite, Comedy Central, TV Land, SPIKE, Channel 5 (UK), Tr3s, the Paramount Channel and VIVA, among others, provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content to our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through traditional cable and satellite distribution, on connected TVs, PCs, tablets and other mobile devices, and using apps, browsers and other interfaces.
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services related to our content, (ii) affiliate fees from multichannel television service providers, including cable television operators, direct-to-home satellite television operators and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, sale of content on DVDs and Blu-ray discs, licensing of our content for download-to-own and download-to-rent services and television syndication.
Demand and pricing for our advertising depend on our ratings and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory and through our marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the timing of availability of new episodes of popular programming, success of our programming and performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, the timing of holidays and significant programming events such as awards shows or premieres. Typically, advertising revenues are highest in the first and fourth quarters of our fiscal year.
Affiliate revenue agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Certain other distribution agreements include multiple programs made available for distribution on one or more dates and revenue under such arrangements fluctuates depending on the initial availability of the programs licensed.
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
Filmed Entertainment
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, Nickelodeon Movies and Paramount Television brands. Paramount Television, a new television production division, is focused on developing programming for television and digital platforms.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, followed by their release in various windows, through download-to-own, DVDs and Blu-ray discs, transactional video-on-demand, pay television and subscription video-on-demand, basic cable television, broadcast television, and syndicated television and, in some cases, by other exhibitors such as airlines and hotels (the “distribution windows”).
Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content distributed on behalf of Viacom and third parties, (iii) licensing of film exhibition rights to television services, including transactional video-on-demand, pay and basic cable television, broadcast television and syndicated television and (iv) ancillary revenues from licensing of film exhibition rights to digital platforms through subscription video-on-demand, download-to-own, digital transactional video-on-demand, providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution.

Paramount releases films theatrically in domestic and international markets and generates revenues from audience ticket sales. Each motion picture is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response is of fundamental importance. Theatrical revenues may be also affected by the number, timing and mix of competitive releases in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and licensing fees during the various other distribution windows. Revenues from motion picture theatrical releases tend to be cyclical with increases around the holidays that fall during the first quarter of our fiscal year, and in the summer months during our fourth quarter. Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. The mix of our revenues from home entertainment is shifting away from physical home entertainment toward digital forms of consumption.
Filmed Entertainment segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization. Operating expenses principally include the amortization of film costs of our released feature films (including participations and residuals), print and advertising expenses and other distribution costs. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense principally consists of depreciation of fixed assets.
RESULTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2014 vs. 2013
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the years ended September 30, 2014 and 2013.

	Year Ended September 30,		Better/(Worse)
(in millions, except per share amounts)	2014	2013	$	%
Revenues	$13,783	$13,794	$(11)	—%
Operating income	4,082	3,836	246	6
Adjusted operating income	4,125	3,942	183	5
Net earnings from continuing operations attributable to Viacom	2,392	2,407	(15)	(1)
Adjusted net earnings from continuing operations attributable to Viacom	2,376	2,316	60	3
Diluted EPS from continuing operations	5.43	4.86	0.57	12
Adjusted diluted EPS from continuing operations	$5.40	$4.68	$0.72	15%

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues were substantially flat at $13.783 billion in the year ended September 30, 2014. Filmed Entertainment revenues decreased $557 million, principally due to lower revenues across the distribution windows reflecting the number and mix of films. Media Networks contributed a partially offsetting increase in revenues of $515 million principally reflecting higher affiliate fees and advertising revenues.
Operating Income
Adjusted operating income increased $183 million, or 5%, to $4.125 billion in the year ended September 30, 2014. Media Networks adjusted operating income increased $175 million, reflecting higher revenues, partially offset by an increase in expenses. Filmed Entertainment adjusted operating income decreased $29 million, reflecting the benefit of Marvel distribution rights sales in the prior year. Corporate expenses decreased 10% in the period, primarily due to lower deferred compensation costs. Adjusted results exclude the impact of a $43 million non-cash impairment charge in 2014 and the impact of $106 million of restructuring, asset impairment and other charges in 2013. Including these items in both years, operating income increased $246 million, or 6%.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.
Net Earnings from Continuing Operations Attributable to Viacom
Adjusted net earnings from continuing operations attributable to Viacom increased $60 million, or 3%, to $2.376 billion in the year ended September 30, 2014. The increase in tax-effected adjusted operating income described above, higher equity in net earnings of investee companies and a lower effective income tax rate were partially offset by an increase in interest expense, reflecting higher levels of debt outstanding, and higher net earnings attributable to noncontrolling interests, which includes the renewal of a content distribution arrangement at a consolidated majority-owned joint venture.
Our effective income tax rate was 31.4% in 2014, as compared with 32.9% in 2013, excluding the impact of discrete tax items. The decrease in the effective income tax rate is principally due to incremental tax benefits associated with qualified production activities, as well as a change in the mix of domestic and international income.
Adjusted diluted EPS from continuing operations increased $0.72 per diluted share to $5.40, reflecting fewer outstanding shares and the impact of higher tax-effected adjusted operating income, partially offset by an increase in interest expense.
In addition to the operating items mentioned above, adjusted net earnings from continuing operations attributable to Viacom exclude a loss on the extinguishment of debt in 2014 and gains from the sales of our 20% interest in HBO Pacific Partners, V.O.F. (“HBO Pacific Partners”) and our 22.5% interest in LAPTV, LLC (“LAPTV”) in 2013, as well as discrete taxes in both years.
Including these items in both years, net earnings from continuing operations attributable to Viacom decreased $15 million, or 1%, and diluted EPS from continuing operations increased $0.57 per diluted share to $5.43.
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
(continued)

Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2014	2013	$	%
Revenues by Component
Advertising	$4,953	$4,855	$98	2%
Affiliate fees	4,660	4,245	415	10
Ancillary	558	556	2	—
Total revenues by component	$10,171	$9,656	$515	5%
Expenses
Operating	$3,622	$3,405	$(217)	(6)%
Selling, general and administrative	2,130	2,011	(119)	(6)
Depreciation and amortization	148	144	(4)	(3)
Total expenses	$5,900	$5,560	$(340)	(6)
Adjusted Operating Income	$4,271	$4,096	$175	4%

Revenues
Worldwide revenues increased $515 million, or 5%, to $10.171 billion in the year ended September 30, 2014, driven primarily by higher affiliate fees and advertising revenues. Domestic revenues were $8.625 billion, an increase of $361 million, or 4%. International revenues were $1.546 billion, an increase of $154 million, or 11%, with foreign exchange having a 2-percentage point favorable impact.
Advertising
Worldwide advertising revenues increased $98 million, or 2%, to $4.953 billion in the year ended September 30, 2014. Domestic advertising revenues were flat. International advertising revenues increased 20%, including the acquisition of Channel 5 Broadcasting Limited ("Channel 5"), which contributed 6 percentage points. The remaining increase was driven by new channels, including MTV Italy, and European market improvements. Foreign exchange had a 3-percentage point favorable impact on international advertising revenues.
Affiliate Fees
Worldwide affiliate fees increased $415 million, or 10%, to $4.660 billion in the year ended September 30, 2014, primarily driven by rate increases, as well as the benefit of distribution arrangements which are affected by the timing of available programming. Domestic affiliate revenues increased 10% and international revenues increased 9%. Foreign exchange had a 2-percentage point favorable impact on international affiliate revenues.
Expenses
Media Networks segment expenses increased $340 million, or 6%, to $5.900 billion in the year ended September 30, 2014, driven by higher operating and SG&A expenses.
Operating
Operating expenses increased $217 million, or 6%, to $3.622 billion in the year ended September 30, 2014. Due to our continuing investment in original content, programming costs increased $179 million, or 6%. Distribution and other expenses increased $38 million, or 10%, primarily driven by higher participations expense and costs from new channels in international markets.
Selling, General and Administrative
SG&A expenses increased $119 million, or 6%, to $2.130 billion in the year ended September 30, 2014, principally driven by higher advertising and promotional expenses related to marketing original programming, as well as increased expenses resulting from new channels in international markets.
Adjusted Operating Income
Adjusted operating income increased $175 million, or 4%, to $4.271 billion in the year ended September 30, 2014, reflecting higher revenues partially offset by higher expenses as discussed above.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2014	2013	$	%
Revenues by Component
Theatrical	$1,209	$1,239	$(30)	(2)%
Home entertainment	872	1,300	(428)	(33)
Television license fees	1,092	1,203	(111)	(9)
Ancillary	552	540	12	2
Total revenues by component	$3,725	$4,282	$(557)	(13)%
Expenses
Operating	$3,031	$3,516	$485	14%
Selling, general and administrative	425	443	18	4%
Depreciation and amortization	64	89	25	28%
Total expenses	$3,520	$4,048	$528	13%
Adjusted Operating Income	$205	$234	$(29)	(12)%

Revenues
Worldwide revenues decreased $557 million, or 13%, to $3.725 billion in the year ended September 30, 2014, principally due to lower revenues across the distribution windows reflecting the number and mix of films. Domestic revenues were $1.721 billion, a decrease of $300 million, or 15%. International revenues were $2.004 billion, a decrease of $257 million, or 11%, with 1-percentage point of decline resulting from foreign exchange.
Theatrical
Worldwide theatrical revenues decreased $30 million, or 2%, to $1.209 billion in the year ended September 30, 2014. Carryover revenues from the prior period were $55 million lower. Revenues from our current year releases were $25 million higher than the prior year, driven by the mix of titles released. During the year, we released eleven films, including Transformers: Age of Extinction, Teenage Mutant Ninja Turtles, Noah, Hercules, Anchorman 2: The Legend Continues, Jackass: Bad Grandpa, The Wolf of Wall Street, Jack Ryan: Shadow Recruit, and Paranormal Activity: The Marked Ones, compared to thirteen films in the prior year. The prior year included the release of World War Z, Star Trek into Darkness and G.I. Joe: Retaliation. Domestic theatrical revenues increased 2% due to the strength of our current year releases, while international revenues decreased 6%. Foreign exchange had a 2-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $428 million, or 33%, to $872 million in the year ended September 30, 2014, driven by lower revenues from our current year releases of $330 million due to the number and mix of titles released and lower carryover and catalog revenues of $98 million. In the current year, we released nine titles, including Transformers: Age of Extinction, Noah, The Wolf of Wall Street, Jackass: Bad Grandpa, Anchorman 2: The Legend Continues, Jack Ryan: Shadow Recruit and Paranormal Activity: The Marked Ones. In the prior year period, we released fourteen titles, including Madagascar 3: Europe’s Most Wanted, Star Trek into Darkness, Rise of the Guardians, G.I. Joe: Retaliation and World War Z. Domestic and international home entertainment revenues decreased 41% and 23%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international home entertainment revenues.
Television License Fees
Television license fees decreased $111 million, or 9%, to $1.092 billion in the year ended September 30, 2014, primarily driven by lower international syndication revenues due to mix of available titles.
Ancillary
Ancillary revenues increased $12 million, or 2%, to $552 million in the year ended September 30, 2014, reflecting higher revenues from licensing films through digital platforms and consumer products, partially offset by the benefit of Marvel distribution rights sales in the prior year.
Expenses
Filmed Entertainment segment expenses decreased $528 million, or 13%, to $3.520 billion in the year ended September 30, 2014, primarily driven by lower operating expenses.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Operating
Operating expenses decreased $485 million, or 14%, to $3.031 billion in the year ended September 30, 2014, as a result of the number and mix of films. Distribution and other costs, principally print and advertising expenses, decreased $262 million, or 16%, primarily driven by the number and mix of current year theatrical and home entertainment releases. Film costs decreased $223 million, or 12%, reflecting lower participation costs on third-party distribution arrangements.
Selling, General and Administrative
SG&A expenses decreased $18 million, or 4%, to $425 million in the year ended September 30, 2014, principally driven by lower employee costs.
Adjusted Operating Income
Adjusted operating income was $205 million in the year ended September 30, 2014, compared with $234 million in 2013. The prior year results included the benefit of Marvel distribution rights sales.
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
Operating Income
Adjusted operating income increased $41 million, or 1%, to $3.942 billion in the year ended September 30, 2013. Media Networks adjusted operating income increased $207 million, reflecting higher revenues, partially offset by our continuing investment in original content. Filmed Entertainment adjusted operating income decreased $91 million, reflecting lower contribution from prior period releases and catalog, partially offset by higher ancillary revenues. Corporate expenses increased 31% in 2013, primarily due to higher deferred compensation costs reflecting our increased stock price, as well as higher incentive compensation costs and professional fees. Adjusted results for 2013 exclude the impact of $106 million of restructuring and other charges. Including the impact of the restructuring and other charges, operating income decreased $65 million, or 2%.
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
In addition to the operating items mentioned above, adjusted net earnings from continuing operations attributable to Viacom exclude the gains from the sales of our 20% interest in HBO Pacific Partners and our 22.5% interest in LAPTV in 2013 and a loss on extinguishment of debt in 2012, as well as discrete taxes in both years.
Including these items in both years, net earnings from continuing operations attributable to Viacom increased $62 million, or 3%, and diluted EPS from continuing operations increased $0.50 per diluted share to $4.86.
Discontinued Operations, Net of Tax
The $12 million loss from discontinued operations in 2013 primarily reflects interest on the earn-out dispute with the former shareholders of Harmonix Music Systems Inc., a developer of music-based games, and the $364 million loss in 2012 principally reflects a $383 million pre-tax charge related to the dispute.
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
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2013	2012	$	%
Revenues by Component
Advertising	$4,855	$4,756	$99	2%
Affiliate fees	4,245	3,889	356	9
Ancillary	556	549	7	1
Total revenues by component	$9,656	$9,194	$462	5%
Expenses
Operating	$3,405	$3,186	$(219)	(7)%
Selling, general and administrative	2,011	1,975	(36)	(2)
Depreciation and amortization	144	144	—	—
Total expenses	$5,560	$5,305	$(255)	(5)%
Adjusted Operating Income	$4,096	$3,889	$207	5%

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
Advertising
Worldwide advertising revenues increased $99 million, or 2%, to $4.855 billion in the year ended September 30, 2013. Domestic advertising revenues increased 3%, as ratings trends and strong marketplace demand in the second half of fiscal 2013 drove an increase in the volume of commercial units. International advertising revenues decreased 4%, reflecting economic conditions in Europe earlier in fiscal 2013 and lower revenues from production and promotional events, with 1 percentage point of the decline resulting from foreign exchange.
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
Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2013	2012	$	%
Revenues by Component
Theatrical	$1,239	$1,310	$(71)	(5)%
Home entertainment	1,300	1,662	(362)	(22)
Television license fees	1,203	1,394	(191)	(14)
Ancillary	540	454	86	19
Total revenues by component	$4,282	$4,820	$(538)	(11)%
Expenses
Operating	$3,516	$3,935	$419	11%
Selling, general and administrative	443	473	30	6
Depreciation and amortization	89	87	(2)	(2)
Total expenses	$4,048	$4,495	$447	10%
Adjusted Operating Income	$234	$325	$(91)	(28)%

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
Theatrical
Worldwide theatrical revenues decreased $71 million, or 5%, to $1.239 billion in the year ended September 30, 2013. Revenues from our 2013 releases were $115 million lower than 2012. During 2013, we released thirteen films, including World War Z, Star Trek into Darkness, G.I. Joe: Retaliation, DreamWorks Animation’s Rise of the Guardians, Hansel and Gretel: Witch Hunters, Jack Reacher, Flight and Paranormal Activity 4, compared to fifteen films in 2012. 2012 releases included Mission Impossible – Ghost Protocol and DreamWorks Animation’s Madagascar 3: Europe’s Most Wanted. The decline in revenues from our 2013 releases was partially offset by higher carryover revenues from prior periods of $44 million, principally attributable to Madagascar 3: Europe’s Most Wanted. Domestic and international theatrical revenues decreased 6% and 5%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $362 million, or 22%, to $1.300 billion in the year ended September 30, 2013, driven by lower carryover and catalog revenues of $284 million, reflecting the prior period release of Transformers: Dark of the Moon and lower revenues from our 2013 releases of $78 million due to the number and mix of titles released. In 2013, we released fourteen titles, including Madagascar 3: Europe’s Most Wanted, Star Trek into Darkness, Rise of the Guardians, G.I. Joe: Retaliation, World War Z, Jack Reacher, Hansel and Gretel: Witch Hunters and Flight. In 2012, we released eighteen

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

titles, including Marvel’s Captain America: The First Avenger, DreamWorks Animation’s Puss in Boots and Kung Fu Panda 2, Mission Impossible – Ghost Protocol and Super 8. Domestic and international home entertainment revenues decreased 12% and 32%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international home entertainment revenues.
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
Factors Affecting Comparability
The Consolidated Financial Statements as of and for the three years ended September 30, 2014 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

The following tables reconcile our adjusted measures to our reported results for the three years ended September 30, 2014.  The tax impacts included in the tables have been calculated using the rates applicable to the adjustments presented.
2014

	Year Ended September 30, 2014
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$4,082	$3,514	$2,392	$5.43
Factors Affecting Comparability:
Asset impairment	43	43	26	0.06
Loss on extinguishment of debt	—	11	7	0.02
Discrete tax benefits	—	—	(49)	(0.11)
Adjusted results	$4,125	$3,568	$2,376	$5.40

Asset impairment: As a result of strategic decisions made by us resulting in channel realignment in several international markets, we recorded a non-cash pre-tax impairment charge of $43 million related to an international trade name at Media Networks.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Loss on extinguishment of debt: In April 2014, we redeemed all $600 million of our outstanding 4.375% Senior Notes due September 2014 (the "2014 Notes") at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $11 million.
Discrete tax benefits: Our discrete tax benefits are principally related to the reversal of deferred taxes on earnings deemed permanently reinvested and the recognition of capital loss carryforwards. Our effective income tax rate was 31.4% in 2014, excluding the impact of discrete tax items. Discrete tax benefits of $49 million, taken together with the impact of the asset impairment and the loss on extinguishment of debt, contributed 1.5 percentage points of benefit to the effective tax rate, which reconciles to the reported effective rate of 29.9%.
2013

	Year Ended September 30, 2013
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$3,836	$3,519	$2,407	$4.86
Factors Affecting Comparability:
Restructuring, asset impairment and other charges	106	106	74	0.15
Gain on sale of HBO Pacific Partners and LAPTV	—	(111)	(111)	(0.22)
Discrete tax benefits	—	—	(54)	(0.11)
Adjusted results	$3,942	$3,514	$2,316	$4.68

Restructuring, asset impairment and other charges: During 2013, we engaged in a global business transformation initiative, which included the migration of certain financial processing systems to an enterprise-wide general ledger system. As a result, we approved a restructuring plan which included severance charges of $86 million ($61 million at Media Networks and $25 million at Filmed Entertainment). We also undertook a strategic review of some of our brands and incurred a $7 million intangible asset impairment charge resulting from the decision to abandon the asset and $13 million of charges related to management’s decision to cease use of certain original and acquired programming on one of our Media Networks channels.
Gain on sale of HBO Pacific Partners and LAPTV: In 2013, we completed the sales of our 20% interest in HBO Pacific Partners and our 22.5% interest in LAPTV, partnerships that own pay television channels under various brand names and that were accounted for under the equity method. The sales resulted in aggregate total proceeds of $124 million and gain of $111 million. The tax provision associated with the gains was offset by the reversal of a valuation allowance on capital loss carryforwards.
Discrete tax benefits: Our discrete tax benefits principally reflect the release of tax reserves with respect to certain effectively settled tax positions, as well as the recognition of certain capital loss carryforward and tax credit benefits. Our effective income tax rate was 32.9% in 2013, excluding the impact of discrete tax items. Discrete tax benefits of $54 million, taken together with the effective income tax rate impact of the restructuring, asset impairment and other charges and the gain on sale of HBO Pacific Partners and LAPTV investments, contributed 2.5 percentage points of benefit to the effective tax rate, which reconciles to the reported effective tax rate of 30.4%.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2012

	Year Ended September 30, 2012
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$3,901	$3,470	$2,345	$4.36
Factors Affecting Comparability:
Loss on extinguishment of debt	—	21	13	0.02
Discrete tax benefits	—	—	(94)	(0.17)
Adjusted results	$3,901	$3,491	$2,264	$4.21

Loss on extinguishment of debt: We redeemed all $750 million of our outstanding 6.850% Senior Notes due December 2055 (the “2055 Notes”) at a redemption price equal to 100% of the principal amount of each 2055 Notes, plus accrued interest thereon. As a result of the redemption, we expensed the unamortized issuance costs associated with the 2055 Notes, which resulted in a pre-tax extinguishment loss of $21 million.
Discrete tax benefits: Our discrete tax benefits include certain operating and capital loss carryforward benefits, as well as the release of tax reserves with respect to certain effectively settled tax positions. Our effective income tax rate was 34.0% in 2012, excluding the impact of discrete tax items. Discrete tax benefits of $94 million, taken together with the impact of the loss on extinguishment of debt, contributed 2.7 percentage points of benefit to the effective tax rate, which reconciles to the reported effective rate of 31.3%.
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
The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising is generally purchased by large media buying agencies and our affiliate fees are principally earned from cable and satellite television operators. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases. In general, our segments require relatively low levels of capital expenditures in relation to our annual cash flow from operations. This contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.
We use commercial paper borrowings, backstopped by our credit facility, to fund short-term domestic liquidity needs principally driven by the timing of our domestic operating cash flows and the amount of share repurchases in the period. Our cash and cash equivalents totaled $1.0 billion as of September 30, 2014, of which $715 million was held by our foreign subsidiaries and is substantially all deemed permanently reinvested in our foreign operations. While we currently do not intend or foresee a need for repatriating funds held in our foreign subsidiaries, should we require additional capital in the United States (“U.S.”), we could elect to repatriate these funds or access external financing. Repatriating funds could result in a higher effective tax rate and cash taxes paid.
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
Cash Flows
The net change in cash and cash equivalents for each of the years ended September 30, 2014, 2013 and 2012 is detailed below:

Cash Flows (in millions)	Year Ended September 30,
	2014	2013	2012
Cash provided by operations	$2,597	$3,083	$2,498
Net cash flow used in investing activities	(855)	(335)	(256)
Net cash flow used in financing activities	(3,100)	(1,159)	(2,413)
Effect of exchange rate changes on cash and cash equivalents	(45)	(34)	(2)
Net change in cash and cash equivalents	$(1,403)	$1,555	$(173)

Operating Activities
Cash provided by operations was $2.597 billion in 2014, a decrease of $486 million compared with 2013. The decrease is primarily driven by higher income tax payments.
Cash provided by operations was $3.083 billion in 2013, an increase of $585 million compared with 2012. The increase reflects favorable working capital, principally driven by lower income tax payments.
See Note 19 of the Consolidated Financial Statements for more information regarding income tax payments.
Investing Activities
Cash used in investing activities was $855 million in 2014, principally reflecting the purchase price for the acquisition of Channel 5 and capital expenditures.
Cash used in investing activities was $335 million in 2013, which included payments related to the earn-out dispute with the former shareholders of Harmonix and capital expenditures, partially offset by $124 million of proceeds received from the sales of our investments in HBO Pacific Partners and LAPTV.
Cash used in investing activities of $256 million in 2012, included a payment related to the earn-out dispute with the former shareholders of Harmonix.
Financing Activities
Cash used in financing activities was $3.100 billion in 2014, primarily driven by the settlement of share repurchases totaling $3.529 billion and dividend payments of $541 million, partially offset by net proceeds of $884 million from debt transactions. Proceeds of $1.484 billion from the issuance of senior notes and debentures with an aggregate face value of $1.5 billion were partially offset by the debt extinguishment payment of $600 million.
Cash used in financing activities was $1.159 billion in 2013, driven by the settlement of share repurchases totaling $4.664 billion and dividends of $555 million, partially offset by the issuance of senior notes and debentures, for aggregate net cash proceeds of $3.732 billion and stock option proceeds of $403 million and $97 million from excess tax benefits, which represents the actual tax deductions in excess of amounts previously recognized.
Cash used in financing activities was $2.413 billion in 2012, driven by the settlement of share repurchases totaling $2.809 billion and dividends of $554 million, partially offset by the net impact of our senior notes and debentures issuances and debt repayments.
In May 2014, we increased our quarterly dividend to $0.33 per share of Class A and Class B common stock from $0.30 per share, beginning with the dividend paid on July 1, 2014.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Capital Resources
Capital Structure and Debt
At September 30, 2014, total debt was $12.769 billion, an increase of $884 million from $11.885 billion at September 30, 2013.
The increase in debt reflects the impact of new issuances of senior notes and debentures.

Debt (in millions)	September 30,
	2014	2013
Senior notes and debentures	$12,601	$11,695
Capital leases and other obligations	168	190
Total debt	$12,769	$11,885

Amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months. Our Senior Notes due in February 2015 and September 2015 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
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
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $1.484 billion. We utilized a portion of the proceeds to redeem our Senior Notes due September 2014 as detailed below. We used the remaining proceeds for general corporate purposes, including the repurchase of shares under our stock repurchase program.
In April 2014, we redeemed all $600 million of our outstanding 2014 Notes at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $11 million.
Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control.
At September 30, 2014 and 2013, the total unamortized net discount related to the fixed rate senior notes and debentures was $419 million and $425 million, respectively.
Credit Facility: At September 30, 2014 and 2013, there were no amounts outstanding under our $2.5 billion revolving credit facility. The credit facility, with a maturity date of November 2017, is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.75% to 1.75% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met at September 30, 2014.
Commercial Paper: At September 30, 2014 and 2013 there was no commercial paper outstanding. The average commercial paper outstanding for the twelve months ending September 30, 2014, was $563 million, which had a weighted average interest rate of 0.23%.
Stock Repurchase Program: During 2014, we repurchased 40.7 million shares of Class B common stock for an aggregate price of $3.4 billion. From October 1, 2014 through November 12, 2014, we repurchased an additional 3.6 million shares for an aggregate purchase price of $260 million, leaving $6.24 billion of remaining capacity under our program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

appropriate. During 2013 and 2012, we repurchased 69.2 million and 59.9 million shares for an aggregate price of $4.8 billion and $2.8 billion, respectively.
Commitments and Contingencies
Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Additionally, we are subject to a redeemable put option (see Note 10 to our Consolidated Financial Statements).
Guarantees: In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification agreement.
Leases - We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players.
Other - We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. We and our venture partner each have a commitment to guarantee up to approximately $86 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2014 subject to this guarantee.
Legal Matters: Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that our litigation to which we are a party is not likely, in the aggregate, to have a material adverse effect on our results of continuing operations, financial position or operating cash flows.
See Note 11 of the Consolidated Financial Statements for additional information related to our guarantees and legal matters.
Film Financing Arrangements: From time to time we enter into film financing arrangements that involve the sale of a partial copyright interest in a film to third-party investors. Since the investors typically have the risks and rewards of ownership proportionate to their ownership in the film, we generally record the amounts received for the sale of copyright interest as a reduction of the cost of the film and related cash flows are reflected in net cash flow from operating activities. We also enter into collaborative arrangements with other studios to jointly finance and distribute theatrical productions (“co-financing arrangements”). A co-financing arrangement typically involves joint ownership of the film asset with each partner responsible for distribution of the film in specific territories. The partners share in the profits and losses of the film in accordance with their respective ownership interest.
Contractual Obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2014, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,873	$631	$830	$307	$105
Operating leases (2)	1,876	247	430	245	954
Purchase obligations (3)	1,177	497	345	273	62
On-Balance Sheet Arrangements
Capital lease obligations (4)	140	23	50	50	17
Debt	13,068	898	1,818	1,950	8,402
Interest payments	8,940	590	1,088	922	6,340
Other long-term obligations (5)	$2,559	$1,697	$706	$156	$—

(1)	Programming and talent commitments include $1.6 billion relating to media networks programming and $273 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.
Note:  Not included in the amounts above are payments which may result from our defined benefit pension plans of $404 million, unrecognized tax benefits of $225 million, including interest and penalties, interest payments to be made under our credit facility, $216 million of redeemable noncontrolling interest and lease indemnification obligations of approximately $381 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.
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
We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Indian Rupee, the Euro, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Singapore Dollar and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.
At September 30, 2014 and 2013, the notional value of all foreign exchange contracts was $628 million and $196 million, respectively. In 2014, $390 million related to our foreign currency balances, $154 million related to anticipated investing cash flows and $84 million related to future production costs. In 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations.
Interest Rate Risk
A portion of our interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rates hedges outstanding at September 30, 2014 and 2013. Since the majority of our debt is fixed rate, we do not expect that a 1% increase or decrease in the level of interest rates would have a material impact on our Consolidated Financial Statements.
Viacom has issued senior notes and debentures that, at September 30, 2014, had an outstanding balance of $12.6 billion and an estimated fair value of $13.7 billion. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the senior notes and debentures by approximately $1.0 billion and $1.2 billion, respectively.
Credit Risk
We continually monitor our positions with, and credit quality of, our customers and the financial institutions, which are counterparties to our financial instrument agreements. We are exposed to credit loss in the event of nonpayment by our customers and nonperformance by the counterparties to our financial instrument agreements. However, we do not anticipate nonperformance by the counterparties to our financial instrument agreements and we believe our allowance for doubtful accounts is sufficient to cover any anticipated nonpayment by our customers.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates.
Our critical accounting policies are those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results. Our critical accounting policies include our accounting for original production costs, acquired programming rights, multiple-element arrangements, revenue allowances, income taxes and goodwill and other intangible assets. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies see Note 2 of the Consolidated Financial Statements.
Original Production Costs
We capitalize original programming and feature film costs, on a title-specific basis, as Inventory, net in the Consolidated Balance Sheets. We use an individual-film-forecast-computation method to amortize original production costs and to accrue estimated liabilities for residuals and participations over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. The estimate of ultimate revenues impacts the timing of amortization and accrual of residuals and participations.
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
For original programming, capitalized program costs are amortized over the projected useful life of the programming, depending on genre and historical experience, beginning with the month of initial exhibition. The most sensitive factor affecting ultimate revenues is ratings, which are an indication of audience acceptance and directly impact the level of advertising revenues we will be able to generate during the airing of the programming. Poor ratings may result in abandonment of a program, which would require the immediate write-off of any unamortized production costs.
If we believe that the release of our content will not be or has not been favorably received, then we would assess whether the fair value of such content is less than the unamortized portion of its capitalized costs and, if need be, recognize an impairment charge for the amount by which the unamortized capitalized costs exceed the fair value. We utilize the individual-film-forecast-computation method (adjusted to incorporate revenue and related costs, including future exploitation costs, if any, expected to occur in periods beyond 10 years from the date of a film’s initial release) to develop the cash flows which are subsequently discounted to compute the fair value of a title that is being assessed for impairment. The discount rate utilized takes into account the time value of money as well as a risk premium. The risk premium reflects the uncertainties of realizing the expected cash flows of a title which is impacted by the title’s position within its product life cycle.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Acquired Programming Rights
We report an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing. The asset is amortized to operating expenses over the license period or projected useful life of the programming, if shorter, commencing upon availability, based on estimated future airings. If initial airings are expected to generate higher revenues an accelerated method of amortization is used. Determining factors used in estimating the useful life of programming include the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. The cost basis of acquired programming is the capitalized cost of each program and is equal to the cost of the programming pursuant to the license agreement less the cumulative amortization recorded for the program. Capitalized costs of rights to program materials are reported in our Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value. We evaluate net realizable value of acquired rights programming quarterly on a daypart basis. A daypart is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. We aggregate similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.
Multiple-Element Arrangements
We enter into arrangements under which we perform multiple revenue-generating activities. We must allocate consideration to separate units of account in the arrangement, which could impact the timing of revenue recognition.
Advertising revenues are principally generated from the sale of advertising time comprised of multiple commercial units. Each advertising spot comprises a deliverable for accounting purposes. Consideration for these arrangements is allocated among the individual advertising spots based on relative fair value using Viacom-specific prices.
Certain distributors include multiple programs made available for distribution on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using management’s best estimate considering viewing performance and other factors.
Revenue Allowances
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
Forecasted sales data is determined by comparing a particular release to product that has similar characteristics where applicable, such as franchise, genre, box office levels and release patterns, using regression analysis, decay rates and other tools. Based on the results of this analysis and the sales strategies to be used for the release, we reserve an appropriate percentage of each dollar of product revenue on a title taking into consideration the qualitative and quantitative factors described above. Forecasted sales data is reviewed and updated throughout each quarter and is consistent with the projections of ultimate revenues used in applying the individual-film-forecast-computation method to amortize our film costs. Accordingly, a change in forecasted sales affects both the revenue allowance and related expenses. Actual sell-through data is reviewed as it becomes available against the forecasted sales data to ensure that estimates continue to be consistent with actual sales performance.
Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have a $14 million impact on our total revenue for the year ended September 30, 2014. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

We also continually evaluate accounts receivable and establish judgments as to their ultimate collectability. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts relative to our trade accounts receivables would have a $27 million impact on our operating results for the year ended September 30, 2014.
Income Taxes
Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are impacted by the tax laws, regulations and policies in federal, state and local and international territories where our businesses operate. Changes to these laws and regulations and uncertainty generated by the prospect of future tax legislation may also affect our income tax positions, in addition to other factors, including our global mix of earnings, acquisitions and dispositions, as well as the tax characteristics of our income. In determining our income tax provisions on a jurisdiction basis, we are required to make judgments on the need to record deferred tax assets and liabilities, including the realizability of deferred tax assets. A valuation allowance for deferred tax assets is established if it is more likely than not that a deferred tax asset will not be realized. In evaluating uncertain tax positions, we make determinations of the application of complex tax rules, regulations and practices. We evaluate our uncertain tax positions quarterly based on many factors including, but not limited to, new facts, changes in tax law and information received from regulators. A change in any one of these factors could change our evaluation of an existing uncertain tax position, resulting in the recognition of an additional charge or benefit to our income tax provision in the period and may result in fluctuations in our effective income tax rate. Additionally, our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our income tax provisions. The resolution of audit issues and income tax positions taken may take extended periods of time due to the length of examinations by tax authorities and the possible extension of statutes of limitations.
A 1% change in our effective income tax rate, excluding discrete items, would result in additional income tax expense of approximately $35 million for the year ended September 30, 2014.
We permanently reinvest the earnings of substantially all of our foreign subsidiaries outside the United States. We do not provide for U.S. taxes on earnings of our foreign subsidiaries for which the earnings are permanently reinvested.
Goodwill
Goodwill at September 30, 2014 relates to our reporting units Music ($2.0 billion), Nickelodeon ($2.9 billion), Entertainment ($2.3 billion), BET Networks ($2.7 billion) and Paramount ($1.6 billion).
A qualitative assessment (elected for our impairment test as of August 31, 2014) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. Based on this assessment, we concluded that it is more likely than not that goodwill is not impaired.
A quantitative goodwill impairment test, when performed, requires estimating fair value of a reporting unit based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. Given the inherent uncertainty in determining these assumptions, actual results may differ from those used in our valuations.
Other Intangible Assets
The impairment test employed for finite-lived intangible assets (e.g., broadcast license, trade names and customer lists) is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted cash flows, the asset would be written down to its fair value. If the intent is to hold the asset for sale, to the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.
Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. See Notes 14 and 20 of the Consolidated Financial Statements for information on asset impairments in 2014 and 2013.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. See Note 22 to the Consolidated Financial Statements for details regarding the related party transactions and their impact on the Financial Statements.
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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management has prepared and is responsible for our consolidated financial statements and related notes. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Viacom Inc. and its subsidiaries' (the “Company”) internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2014, Viacom maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viacom Inc.
November 13, 2014
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at September 30, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,
(in millions, except per share amounts)	2014	2013	2012
Revenues	$13,783	$13,794	$13,887
Expenses:
Operating	6,542	6,799	6,993
Selling, general and administrative	2,899	2,829	2,757
Depreciation and amortization	217	237	236
Asset impairment	43	7	—
Restructuring	—	86	—
Total expenses	9,701	9,958	9,986
Operating income	4,082	3,836	3,901
Interest expense, net	(615)	(464)	(417)
Equity in net earnings of investee companies	69	41	12
Loss on extinguishment of debt	(11)	—	(21)
Other items, net	(11)	106	(5)
Earnings from continuing operations before provision for income taxes	3,514	3,519	3,470
Provision for income taxes	(1,050)	(1,070)	(1,085)
Net earnings from continuing operations	2,464	2,449	2,385
Discontinued operations, net of tax	(1)	(12)	(364)
Net earnings (Viacom and noncontrolling interests)	2,463	2,437	2,021
Net earnings attributable to noncontrolling interests	(72)	(42)	(40)
Net earnings attributable to Viacom	$2,391	$2,395	$1,981
Amounts attributable to Viacom:
Net earnings from continuing operations	$2,392	$2,407	$2,345
Discontinued operations, net of tax	(1)	(12)	(364)
Net earnings attributable to Viacom	$2,391	$2,395	$1,981
Basic earnings per share attributable to Viacom:
Continuing operations	$5.54	$4.95	$4.42
Discontinued operations	(0.01)	(0.02)	(0.69)
Net earnings	$5.53	$4.93	$3.73
Diluted earnings per share attributable to Viacom:
Continuing operations	$5.43	$4.86	$4.36
Discontinued operations	—	(0.02)	(0.67)
Net earnings	$5.43	$4.84	$3.69
Weighted average number of common shares outstanding:
Basic	432.1	486.2	530.7
Diluted	440.2	494.8	537.5
Dividends declared per share of Class A and Class B common stock	$1.26	$1.15	$1.05

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in millions)	2014	2013	2012
Net earnings (Viacom and noncontrolling interests)	$2,463	$2,437	$2,021
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(85)	(42)	(41)
Defined benefit pension plans	(104)	190	(63)
Cash flow hedges	(2)	9	6
Available for sale securities	—	3	(1)
Other comprehensive income (loss) (Viacom and noncontrolling interests)	(191)	160	(99)
Comprehensive income	2,272	2,597	1,922
Less: Comprehensive income attributable to noncontrolling interests	73	39	41
Comprehensive income attributable to Viacom	$2,199	$2,558	$1,881

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$2,403
Receivables, net	3,066	2,987
Inventory, net	846	770
Prepaid and other assets	340	566
Total current assets	5,252	6,726
Property and equipment, net	1,016	1,040
Inventory, net	3,897	3,945
Goodwill	11,535	11,079
Intangibles, net	399	279
Other assets	1,018	760
Total assets	$23,117	$23,829

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$475	$316
Accrued expenses	969	1,074
Participants' share and residuals	993	1,110
Program obligations	703	576
Deferred revenue	259	230
Current portion of debt	18	18
Other liabilities	518	466
Total current liabilities	3,935	3,790
Noncurrent portion of debt	12,751	11,867
Participants' share and residuals	403	437
Program obligations	459	527
Deferred tax liabilities, net	266	649
Other liabilities	1,340	1,169
Redeemable noncontrolling interest	216	200
Commitments and contingencies (Note 11)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 50.9 and 51.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 363.3 and 398.2 outstanding, respectively	—	—
Additional paid-in capital	9,772	9,490
Treasury stock, 377.0 and 336.3 common shares held in treasury, respectively	(19,225)	(15,825)
Retained earnings	13,465	11,629
Accumulated other comprehensive loss	(293)	(101)
Total Viacom stockholders' equity	3,719	5,193
Noncontrolling interests	28	(3)
Total equity	3,747	5,190
Total liabilities and equity	$23,117	$23,829

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in millions)	2014	2013	2012
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$2,463	$2,437	$2,021
Discontinued operations, net of tax	1	12	364
Net earnings from continuing operations	2,464	2,449	2,385
Reconciling items:
Depreciation and amortization	217	237	236
Asset impairment	43	7	—
Feature film and program amortization	4,206	4,371	4,380
Equity-based compensation	122	128	122
Equity in net earnings and distributions from investee companies	(39)	15	(6)
Gain on sale of HBO Pacific Partners and LAPTV	—	(111)	—
Deferred income taxes	(290)	494	(87)
Operating assets and liabilities, net of acquisitions:
Receivables	(106)	(423)	209
Inventory, program rights and participations	(4,245)	(4,063)	(4,492)
Accounts payable and other current liabilities	252	(31)	(306)
Other, net	(27)	41	56
Discontinued operations, net	—	(31)	1
Cash provided by operations	2,597	3,083	2,498
INVESTING ACTIVITIES
Acquisitions and investments, net	(732)	124	(18)
Capital expenditures	(123)	(160)	(154)
Discontinued operations, net	—	(299)	(84)
Net cash flow used in investing activities	(855)	(335)	(256)

FINANCING ACTIVITIES
Borrowings	1,484	3,732	2,116
Debt repayments	(600)	—	(892)
Commercial paper	—	—	(423)
Purchase of treasury stock	(3,529)	(4,664)	(2,809)
Dividends paid	(541)	(555)	(554)
Excess tax benefits on equity-based compensation awards	84	97	37
Exercise of stock options	173	403	268
Other, net	(171)	(172)	(156)
Net cash flow used in financing activities	(3,100)	(1,159)	(2,413)
Effect of exchange rate changes on cash and cash equivalents	(45)	(34)	(2)
Net change in cash and cash equivalents	(1,403)	1,555	(173)
Cash and cash equivalents at beginning of period	2,403	848	1,021
Cash and cash equivalents at end of period	$1,000	$2,403	$848

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2011	558.3	$8,615	$(8,225)	$8,418	$(164)	$8,644	$(11)	$8,633
Net earnings	—	—	—	1,981	—	1,981	40	2,021
Other comprehensive income (loss), net of income tax benefit of $36	—	—	—	—	(100)	(100)	1	(99)
Noncontrolling interests	—	—	—	(20)	—	(20)	(39)	(59)
Dividends declared	—	—	—	(559)	—	(559)	—	(559)
Purchase of treasury stock	(59.9)	—	(2,800)	—	—	(2,800)	—	(2,800)
Equity-based compensation and other	8.6	302	—	—	—	302	—	302
September 30, 2012	507.0	8,917	(11,025)	9,820	(264)	7,448	(9)	7,439
Net earnings	—	—	—	2,395	—	2,395	42	2,437
Other comprehensive income (loss), net of income tax expense of $119	—	—	—	—	163	163	(3)	160
Noncontrolling interests	—	—	—	(24)	—	(24)	(33)	(57)
Dividends declared	—	—	—	(562)	—	(562)	—	(562)
Purchase of treasury stock	(69.2)	—	(4,800)	—	—	(4,800)	—	(4,800)
Equity-based compensation and other	11.5	573	—	—	—	573	—	573
September 30, 2013	449.3	9,490	(15,825)	11,629	(101)	5,193	(3)	5,190
Net earnings	—	—	—	2,391	—	2,391	72	2,463
Other comprehensive income (loss), net of income tax benefit of $68	—	—	—	—	(192)	(192)	1	(191)
Noncontrolling interests	—	—	—	(8)	—	(8)	(42)	(50)
Dividends declared	—	—	—	(547)	—	(547)	—	(547)
Purchase of treasury stock	(40.7)	—	(3,400)	—	—	(3,400)	—	(3,400)
Equity-based compensation and other	5.6	282	—	—	—	282	—	282
September 30, 2014	414.2	$9,772	$(19,225)	$13,465	$(293)	$3,719	$28	$3,747

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom Inc. is a leading global entertainment content company that connects with audiences in more than 165 countries and territories and creates compelling television programming, motion pictures, short-form videos, apps, games, brands for consumer products, social media and other entertainment content. Viacom operates through two reporting segments: Media Networks, which includes Music, Nickelodeon, Entertainment and BET Networks, and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, Nickelodeon Movies and Paramount Television brands. References in this document to “Viacom”, “Company”, “we”, “us”, or “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
The consolidated financial statements present the Company’s financial results for the years ended September 30, 2014 (“2014”), September 30, 2013 (“2013”) and September 30, 2012 (“2012”).
Use of Estimates
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, allowance for doubtful accounts, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2014 presentation.
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
Advertising Revenues: Revenues from the sale of advertising earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and the contracted audience rating is met. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver additional units. To the extent we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience rating has been satisfied.
Feature Film Revenues: Revenue is recognized from theatrical distribution of motion pictures upon exhibition. For home entertainment product revenue, including sales to wholesalers and retailers, revenue is recognized upon the later of delivery or the date that those products are made widely available for sale by retailers. Revenue from the licensing of feature films for exhibition in television markets is recognized upon availability for airing by the licensee. Revenue for digital transactional video-on-demand and download-to-own arrangements are recognized as the feature films are exhibited based on end-customer purchases as reported by the distributor.
Affiliate Fees: Affiliate fees from cable television, satellite and telecommunications operators are recognized by the Media Networks segment as the service is provided to the distributor. Fees associated with certain distribution arrangements are recognized upon program availability.
Ancillary Revenues: Revenue associated with consumer products and brand licensing is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees. Revenue from licensing of our content for download-to-own and download-to-rent services is recognized when we are notified by the multi-platform retailer that the product has been downloaded and all other revenue recognition criteria are met.
Gross versus Net Revenue: We earn and recognize revenues as a distributor on behalf of third parties and through outsourced agency agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether we act as the principal or agent in the transaction. To the extent we act as the principal in a transaction, revenues are reported on a gross basis. Determining whether we act as principal or agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.
Revenue Allowances: We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. Our reserve for sales returns and allowances was $199 million and $261 million at September 30, 2014 and 2013, respectively. Our allowance for doubtful accounts was $30 million and $33 million at September 30, 2014 and 2013, respectively.
Advertising Expense
We expense advertising costs as they are incurred. We incurred total advertising expenses of $1.020 billion in 2014, $1.117 billion in 2013 and $1.205 billion in 2012.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. Interest and penalties related to uncertain tax positions are included in the Provision for income taxes in the Consolidated Statements of Earnings. Liabilities for uncertain tax positions are classified as Other liabilities – noncurrent in the Consolidated Balance Sheets.
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
Inventory
Inventories related to film and original media network programming content (which include direct production costs, production overhead, acquisition costs and development costs) are stated at the lower of amortized cost or fair value. Acquired program rights and obligations are recorded based on the gross amount of the liability when the license period has begun, and when the program is accepted and available for airing. Acquired programming is stated at the lower of unamortized cost or net realizable value. Film and programming inventories are included as a component of Inventory, net, in the Consolidated Balance Sheets. Film and programming costs, including inventory amortization, development costs, participations and residuals and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings.
Film inventory: Film inventories are amortized and estimated liabilities for residuals and participations are accrued using an individual-film-forecast-computation method based on the ratio of current period to estimated remaining total revenues (“ultimate revenues”). Ultimate revenues for feature films include revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for participations and residuals or possibly the recognition of an impairment charge to operating income. Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined. We have a rigorous greenlight process designed to manage the risk of loss or abandonment. We have entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Original programming: Capitalized original program costs are amortized utilizing an individual-film-forecast-computation method over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. Original programming development costs that have not been greenlit for production are expensed. An impairment charge is recorded when the fair value of the original programming is less than the unamortized production cost or the programming is abandoned.
Acquired programming: The costs incurred in acquiring programs are capitalized and amortized over the license period or projected useful life of the programming if shorter, commencing upon availability, based on estimated future airings. If initial airings are expected to generate higher revenues an accelerated method of amortization is used. Net realizable value of acquired rights programming is evaluated quarterly by us on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. We aggregate similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate fee revenue to the programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.
Home entertainment inventory: Home entertainment inventory is valued at the lower of cost or net realizable value. Cost is determined using the average cost method.
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
Treasury Stock
Treasury stock is accounted for using the cost method.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Our recurring fair value measures include marketable securities and derivative instruments and our non-recurring fair value measures include goodwill and intangible assets.
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
Pension Benefits
Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. The funded defined benefit pension plan and unfunded pension plans are currently frozen to future benefit accruals. The expense we recognize is determined using certain assumptions, including the expected long-term rate of return and discount rate, among others. We recognize the funded status of our defined benefit plans (other than a multiemployer plan) as an asset or liability in the Consolidated Balance Sheets and recognize the changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Consolidated Balance Sheets.
NOTE 3. ACCOUNTS RECEIVABLE
We had $482 million and $379 million of noncurrent trade receivables as of September 30, 2014 and 2013, respectively. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
NOTE 4. ACQUISITION & INVESTMENTS
Acquisition
On September 10, 2014, we completed the acquisition of Channel 5 Broadcasting Limited ("Channel 5"), a UK television public service broadcaster, for £450 million. The acquisition will complement our pay television networks and increase our investment in content produced in the UK.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes our estimated allocation of the purchase price as of the acquisition date:

Purchase Price Allocation (in millions)

Inventory, net	$161
Other current assets	102
Goodwill	474
Intangibles, net	211
Other assets	69
Total assets acquired	1,017
Program obligations and other current liabilities	106
Program obligations	64
Other liabilities	100
Total liabilities assumed	270
$747

The goodwill, which is not deductible for tax purposes, reflects the Company-specific synergies arising from the acquisition, as well as the value of the workforce. Intangible assets primarily consist of a broadcast license with a useful life of 20 years and trade names with useful lives ranging from 4 to 20 years.
The operating results of Channel 5 in the current and prior year are not material.
Investments
We had equity method investments totaling $207 million and $164 million, as of September 30, 2014 and 2013, respectively. We hold an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn-Mayer to exhibit certain motion pictures on behalf of the equity partners’ movie studios through a premium pay television channel and video-on-demand services available on multiple platforms. We also hold an equity interest of 50% in Viacom 18, a joint venture in India with Network 18 Media and Investments Limited. In addition, we had cost method investments totaling $81 million and $61 million as of September 30, 2014 and 2013, respectively.
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
Unconsolidated Variable Interest Entities: Our investment in Viacom 18 qualifies as a VIE. In connection with our investment, we do not have the power to direct matters that most significantly impact the activities of Viacom 18 and therefore we do not qualify as the primary beneficiary. Our carrying value in Viacom 18 was $68 million and $54 million as of September 30, 2014 and 2013, respectively. We and our venture partner each have a commitment to guarantee up to approximately $86 million of bank debt of Viacom 18. There were no borrowings outstanding at September 30, 2014 subject to this guarantee. Our risk of loss is limited to our carrying value and the aforementioned commitment.
Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $138 million in assets and $54 million in liabilities as of September 30, 2014, and $77 million in assets and $56 million in liabilities as of September 30, 2013. We have certain rights and obligations related to our investments, including the guarantee of certain third-party bank debt. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 5. PROPERTY AND EQUIPMENT

Property and Equipment, net (in millions)	September 30,		Estimated Life (in years)
	2014	2013
Land	$248	$248	—
Buildings	435	431	up to 40
Capital leases	266	277	up to 15
Equipment and other	1,852	1,773	up to 15
Property and equipment	2,801	2,729
Less: Accumulated depreciation	(1,785)	(1,689)
Property and equipment, net	$1,016	$1,040

Depreciation expense, including assets under capital leases, was $177 million in 2014, $174 million in 2013 and $171 million in 2012. Depreciation expense related to capital leases was $21 million in 2014, $21 million in 2013 and $25 million in 2012. Accumulated depreciation of capital leases was $156 million and $148 million at September 30, 2014 and 2013, respectively.
NOTE 6. INVENTORY

Inventory (in millions)	September 30,
	2014	2013
Film inventory:
Released, net of amortization	$664	$570
Completed, not yet released	131	40
In process and other	436	653
Total film inventory, net of amortization	1,231	1,263
Original programming:
Released, net of amortization	1,409	1,343
In process and other	631	590
Total original programming, net of amortization	2,040	1,933
Acquired program rights, net of amortization	1,367	1,391
Home entertainment inventory	105	128
Total inventory, net	4,743	4,715
Less current portion	(846)	(770)
Total inventory-noncurrent, net	$3,897	$3,945

We expect to amortize approximately $1.4 billion of original programming and film inventory, including released and completed, not yet released, during the fiscal year ending September 30, 2015 using the individual-film-forecast-computation method. In addition, we expect to amortize 87% of unamortized released original programming and film inventory, excluding acquired film libraries, at September 30, 2014, within the next three years. As of September 30, 2014, unamortized film libraries of $39 million remain to be amortized based on the respective film ultimates, where available, or on a straight-line basis over a remaining life of two years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7. GOODWILL AND INTANGIBLES
Goodwill
The following table details the change in goodwill by segment for 2014 and 2013:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2012	$9,452	$1,593	$11,045
Acquisitions	54	—	54
Foreign currency translation	(20)	—	(20)
Balance at September 30, 2013	9,486	1,593	11,079
Acquisitions	479	—	479
Dispositions	(5)	—	(5)
Foreign currency translation	(18)	—	(18)
Balance at September 30, 2014	$9,942	$1,593	$11,535

Intangibles
The following table details our intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2014	2013
Finite-lived intangible assets:
Subscriber agreements	$57	$58
Film distribution and fulfillment services	—	280
Trade names, licenses and other intangible assets	484	438
Total finite-lived intangible assets	541	776
Accumulated amortization on finite-lived intangible assets:
Subscriber agreements	(38)	(35)
Film distribution and fulfillment services	—	(268)
Trade names, licenses and other intangible assets	(159)	(249)
Total accumulated amortization on finite-lived intangible assets	(197)	(552)
Finite-lived intangible assets, net	$344	$224
Indefinite-lived intangible assets	55	55
Total intangibles, net	$399	$279

See Note 14 for information regarding an impairment of a trade name in 2014.
Amortization expense relating to intangible assets was $40 million for 2014 and $63 million for 2013 and 2012. We expect our aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2014 to be as follows for each of the next five fiscal years:

Amortization of Intangibles (in millions)
	2015	2016	2017	2018	2019
Amortization expense	$33	$31	$30	$27	$24

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. DEBT
Our total debt consists of the following:

Debt (in millions)	September 30,
	2014	2013
Senior Notes and Debentures:
Senior notes due September 2014, 4.375%	$—	$599
Senior notes due February 2015, 1.250%	600	600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	917
Senior notes due December 2016, 2.500%	399	398
Senior notes due April 2017, 3.500%	498	497
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	498	497
Senior notes due April 2019, 2.200%	400	—
Senior notes due September 2019, 5.625%	552	552
Senior notes due March 2021, 4.500%	495	494
Senior notes due December 2021, 3.875%	593	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	298	298
Senior notes due September 2023, 4.250%	1,238	1,237
Senior notes due April 2024, 3.875%	546	—
Senior debentures due April 2036, 6.875%	1,072	1,072
Senior debentures due October 2037, 6.750%	76	76
Senior debentures due February 2042, 4.500%	245	245
Senior debentures due March 2043, 4.375%	1,089	1,085
Senior debentures due June 2043, 4.875%	249	249
Senior debentures due September 2043, 5.850%	1,242	1,242
Senior debentures due April 2044, 5.250%	549	—
Capital lease and other obligations	168	190
Total debt	12,769	11,885
Less current portion	(18)	(18)
Total noncurrent portion of debt	$12,751	$11,867

The amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months. The Senior Notes due in February 2015 and September 2015 are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
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
The proceeds, net of discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $1.484 billion.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In April 2014, we redeemed all $600 million of our outstanding Senior Notes due September 2014 at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $611 million, and accrued and unpaid interest of $1 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $11 million.
Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control.
At September 30, 2014 and 2013, the total unamortized net discount related to the fixed rate senior notes and debentures was $419 million and $425 million, respectively.
The fair value of our senior notes and debentures was approximately $13.7 billion and $12.3 billion as of September 30, 2014 and 2013, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
We have a revolving credit agreement in the amount of $2.5 billion with a maturity date of November 2017. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.75% to 1.75% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2014.
At September 30, 2014 and 2013, there were no amounts outstanding under our credit facility.
Commercial Paper
At September 30, 2014 and 2013, there was no commercial paper outstanding.
Scheduled Debt Maturities
Our scheduled maturities of debt at face value for each of the next five fiscal years and thereafter, excluding capital leases, outstanding at September 30, 2014 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$898	$918	$900	$1,000	$950	$8,402

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans covering the majority of domestic employees and retirees. The funded plan provides a defined benefit based on a percentage of eligible compensation for periods of service. The funded defined benefit pension plan and unfunded pension plans are currently frozen to future benefit accruals.
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans utilizing a measurement date as of September 30, 2014 and 2013, respectively:

Change in Benefit Obligation (in millions)	Year Ended September 30,
	2014	2013
Benefit obligation, beginning of period	$893	$1,139
Service cost	—	8
Interest cost	46	43
Actuarial loss/ (gain)	159	(203)
Curtailment gain	—	(65)
Benefits paid	(38)	(29)
Benefit obligation, end of period	$1,060	$893

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Change in Plan Assets (in millions)	Year Ended September 30,
	2014	2013
Fair value of plan assets, beginning of period	$638	$576
Actual return on plan assets	46	85
Employer contributions	10	6
Benefits paid	(38)	(29)
Fair value of plan assets, end of period	$656	$638

Funded status (in millions)	September 30,
	2014	2013
Funded status*	$(404)	$(255)

* These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.
Accumulated Benefit Obligation
The accumulated benefit obligation includes no assumption about future compensation levels since our plans are frozen. Included in the change in benefit obligation table above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation (in millions)	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation	$761	$641	$299	$252	$1,060	$893
Fair value of plan assets	656	638	—	—	656	638
Funded Status	$(105)	$(3)	$(299)	$(252)	$(404)	$(255)

Net Periodic Benefit Costs
Our net periodic benefit cost under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs (in millions)	Year Ended September 30,
	2014	2013	2012
Service cost	$—	$8	$32
Interest cost	46	43	47
Expected return on plan assets	(50)	(45)	(37)
Recognized actuarial loss	2	9	19
Prior service cost	—	1	—
Net periodic benefit costs	$(2)	$16	$61

The items reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost (in millions)	Year Ended September 30,
	2014	2013
Unrecognized actuarial loss	$271	$110

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income (in millions)	Year Ended September 30,

Net actuarial loss	$163
Recognized actuarial loss	(2)
Total pretax loss	$161

	Year Ended September 30,
Key Assumptions	2014	2013
Weighted-average assumptions - benefit obligations
Discount rate	4.50%	5.25%

Weighted-average assumptions - net periodic costs
Discount rate	5.25%	3.91%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase*	N/A	4.00%

* The rate of increase in compensation level assumption is not applicable due to the freeze of the pension plans.
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
Investment Policies and Strategies
The Viacom Investments Committee is responsible for managing the investment of assets under the funded pension plan in a prudent manner with regard to preserving principal while providing reasonable returns. The Viacom Investments Committee has established an investment policy through careful study of the returns and risks associated with alternative investment strategies in relation to the current and projected liabilities of the plan, after consulting with an outside investment advisor as it deems appropriate. The investment advisor’s role is to provide guidance to the Viacom Investments Committee on matters pertaining to the investment of plan assets including investment policy, investment selection, monitoring the plan’s performance and compliance with the plan’s investment policies.
The investment policy establishes target asset allocations based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. Our practice is to review asset allocations regularly with our investment advisor and rebalance as necessary. The range of target asset allocations under our investment policy are 55-75% domestic and non-U.S. equity securities, 25-40% domestic and non-U.S. debt securities and 0-10% in cash and other instruments.
The investment advisor implements the investment policy through investments in mutual funds and other pooled asset portfolios. Investments will be diversified within asset classes with the intent to minimize the risk of large losses to the plan.

The percentage of asset allocations of our funded pension plan at September 30, 2014 and 2013, by asset category were as follows:

	September 30,
Asset Allocations of Funded Pension Plan	2014	2013
Equity securities	65%	71%
Debt securities	30	29
Cash and Cash Equivalents	5	—
Total	100%	100%

Viacom Class B common stock represents approximately 3% of the plan assets fair values at September 30, 2014 and 2013.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value as of September 30, 2014 and 2013. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2013 to 2014. The funded pension plan has no investments classified within level 3 of the valuation hierarchy.

	Total		Level 1		Level 2
Fair Value of Plan Assets (in millions)	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Cash and Cash Equivalents (1)	$32	$—	$2	$—	$30	$—
Equity Securities
Common and preferred stock	48	22	48	22	—	—
U.S. large cap funds (2)	—	201	—	201	—	—
U.S. small / mid cap funds (2)	—	80	—	80	—	—
World ex-U.S. funds (2)	—	148	—	148	—	—
World funds (3)	304	—	—	—	304	—
Emerging markets funds (3)	73	—	—	—	73	—
Debt Securities
U.S. treasury securities	14	—	—	—	14	—
Municipal & government issued bonds	1	—	—	—	1	—
Corporate bonds	46	—	—	—	46	—
Mortgage-backed & asset-backed securities	44	—	—	—	44	—
Emerging markets funds(2)	27	26	27	26	—	—
High yield funds (2)	—	52	—	52	—	—
Core fixed income funds (2)	—	109	—	109	—	—
Multi-strategy funds (4)	67	—	—	—	67	—
Total	$656	$638	$77	$638	$579	$—

(1) Assets categorized as Level 2 reflect investments in money market funds.
(2) Assets reflect mutual funds.
(3) Assets reflect common/collective trust funds.
(4) Reflects investments in common/collective trust funds and limited partnerships
Money market funds are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Common and preferred stocks are reported at fair value based on quoted market prices on national securities exchanges. Investments in registered investment companies (mutual funds) are stated at the respective funds’ net asset value ("NAV"), which is determined based on market values at the closing price on the last business day of the year and is a quoted price in an active market. The fair value of common/ collective trust funds are based on their NAV at period-end. The fair value of U.S. Treasury securities and bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which include certain other observable inputs including recent trading activity and broker quoted prices. Corporate bonds include securities of diverse industries, substantially all investment grade. Mortgage-backed and asset-backed securities are valued using valuation models which incorporate available dealer quotes and market information. The fair value of limited partnerships is valued at period-end based on its underlying investments.
Future Benefit Payments
The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments (in millions)
	2015	2016	2017	2018	2019	2020-2024
Pension benefits	$36	$39	$42	$45	$48	$275

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

401(k) Plans
Viacom has defined contribution (401(k)) plans for the benefit of substantially all our employees meeting certain eligibility requirements. Our costs recognized for such plans were $47 million in 2014, $42 million in 2013 and $23 million in 2012. In 2013, we increased the employer matching contribution and introduced a discretionary profit sharing contribution.
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
While no multiemployer pension plan that we contributed to is considered individually significant to us, we were listed on two Form 5500s as providing more than 5% of total contributions to each plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for these two plans is green, indicating that the plans are at least 80% funded. Total contributions that we made to multiemployer pension plans were $52 million in 2014, $43 million in 2013 and $42 million in 2012.
We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions that we made to these non-pension multiemployer benefit plans were $74 million in 2014, $69 million in 2013 and $70 million in 2012.
NOTE 10. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the fiscal years 2014, 2013 and 2012 is presented below.

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,
	2014	2013	2012
Beginning balance	$200	$179	$152
Net earnings	20	14	16
Distributions	(17)	(13)	(16)
Translation adjustment	5	(4)	7
Redemption value adjustment	8	24	20
Ending balance	$216	$200	$179

NOTE 11. COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Our programming and talent commitments that are not recorded on the balance sheet, which aggregated to approximately $1.873 billion as of September 30, 2014, included $1.6 billion relating to media networks programming and $273 million for talent contracts. At September 30, 2014, we have recorded, on the balance sheet, programming commitments of $1.162 billion. Amounts expected to be paid over the next five fiscal years, beginning with fiscal year 2015, are as follows: $703 million, $283 million, $119 million, $48 million and $9 million.
We have long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

At September 30, 2014, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments (in millions)	Capital	Operating

2015	$23	$247
2016	25	228
2017	25	202
2018	25	173
2019	25	72
2020 and thereafter	17	954
Total minimum payments	$140	$1,876
Amounts representing interest	(20)
Total	$120

Future minimum operating lease payments have been reduced by future minimum sublease income of $37 million. Rent expense amounted to $227 million in 2014, $205 million in 2013 and $201 million in 2012.
We also have purchase obligations which include agreements to purchase goods or services in the future that totaled $1.177 billion as of September 30, 2014.
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
Contingencies
Guarantees: In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions.
Leases - We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $381 million as of September 30, 2014. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of September 30, 2014. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Other - We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2014 were $36 million and are not recorded on our Consolidated Balance Sheet.
See Note 4 for information regarding our guarantee of the debt of Viacom 18.
Legal Matters: Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of continuing operations, financial position or operating cash flows.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit. In July 2014, Viacom answered the amended complaint and asserted counterclaims against Cablevision for having fraudulently induced Viacom to renew their affiliate agreement at the end

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of 2012 on terms which Cablevision intended to challenge in the courts. Cablevision answered the counterclaims in September 2014.
In August 2012, a complaint was filed in the United States District Court for the District of Delaware by a Viacom Class B stockholder against us and each member of our Board of Directors. The complaint purported to be a derivative action alleging that, between 2008 and 2011, we violated the terms of our 2007 Senior Executive Short-Term Incentive Plan (the “2007 Plan”) by improperly using subjective criteria to increase the bonuses paid to Messrs. Redstone, Dauman and Dooley in each of those years. The plaintiff alleged that during this period Messrs. Redstone, Dauman and Dooley were paid more than the 2007 Plan permitted and the plaintiff sought to recover the amount of the claimed overpayment, plus interest, for the Company. The plaintiff also alleged that adoption of the Viacom 2012 Senior Executive Short-Term Incentive Plan (the “2012 Plan”) required the vote of all Viacom stockholders and not just holders of our voting Class A common stock. Accordingly, the plaintiff sought to enjoin any payment under the 2012 Plan until a new vote on that plan that included Class B stockholders occurred. In July 2013, the District Court granted our motion to dismiss the complaint. In June 2014, the United States Court of Appeals for the Third Circuit affirmed the decision of the District Court to dismiss the case, and the matter is now fully resolved.
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
Voting Rights: Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock do not have any voting rights, except as required by Delaware law. Generally, all matters to be voted on by Viacom stockholders must be approved by a majority of the aggregate voting power of the shares of Class A common stock present in person or represented by proxy at a meeting of stockholders, except in certain limited circumstances and as required by Delaware law.
Dividends: Stockholders of Class A common stock and Class B common stock will share ratably in any cash dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock.
Conversion: So long as there are 5,000 shares of Class A common stock outstanding, each share of Class A common stock will be convertible at the option of the holder of such share into one share of Class B common stock.
Liquidation Rights: In the event of liquidation, dissolution or winding-up of Viacom, all stockholders of common stock, regardless of class, will be entitled to share ratably in any assets available for distributions to stockholders of shares of Viacom common stock subject to the preferential rights of any outstanding preferred stock.
Split, Subdivisions or Combination: In the event of a split, subdivision or combination of the outstanding shares of Class A common stock or Class B common stock, the outstanding shares of the other class of common stock will be divided proportionally.
Preemptive Rights: Shares of Class A common stock and Class B common stock do not entitle a stockholder to any preemptive rights enabling a stockholder to subscribe for or receive shares of stock of any class or any other securities convertible into shares of stock of any class of Viacom.
Preferred Stock
Our capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2014 and 2013, none of the 25 million authorized shares of the preferred stock were issued and outstanding.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Stock Repurchase Program
During 2014, we repurchased 40.7 million shares for an aggregate price of $3.4 billion. From October 1, 2014 through November 12, 2014, we repurchased an additional 3.6 million shares for an aggregate price of $260 million. As of November 12, 2014, we had $6.24 billion of remaining capacity in our $20.0 billion stock repurchase program. During 2013 and 2012, we repurchased 69.2 million and 59.9 million shares under the program for an aggregate price of $4.8 billion and $2.8 billion, respectively.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss (in millions)	September 30,
	2014	2013	2012
Foreign currency translation adjustments	$(106)	$(20)	$19
Defined benefit pension plans	(186)	(82)	(272)
Cash flow hedges	(1)	1	(8)
Available for sale securities	—	—	(3)
Total	$(293)	$(101)	$(264)

NOTE 13. EQUITY-BASED COMPENSATION
Our 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (the “LTMIP”), provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), unrestricted shares of Class B common stock, phantom shares, dividend equivalents, performance share units (“PSUs”), performance-based RSUs (“PRSUs”) and other awards, or a combination of any of the above. In addition, our equity plans for outside directors provide for an annual grant of RSUs. We have primarily granted stock options and RSUs to employees. Certain senior executives have also received PSUs and PRSUs.
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
Upon the exercise of a stock option award or the vesting of RSUs, PSUs or PRSUs, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2014, we had 377.0 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2014 was approximately 24.0 million, assuming that outstanding PSU and PRSU awards are paid at target except for those awards for which the measurement period has been completed.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Presented below is a summary of the compensation cost we recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30,
	2014	2013	2012
Recognized in earnings:
Stock options	$37	$42	$41
RSUs, PSUs and PRSUs	85	86	81
Total compensation cost in earnings	$122	$128	$122

Tax benefit recognized	$40	$41	$39
Capitalized equity-based compensation expense	$6	$6	$10

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

	Year Ended September 30,
Key Assumptions	2014	2013	2012
Weighted average fair value of grants	$16.52	$13.02	$10.17
Weighted average assumptions:
Expected stock price volatility	25.0%	25.7%	30.7%
Expected term of options (in years)	4.6	4.7	5.0
Risk-free interest rate	1.5%	0.8%	0.8%
Expected dividend yield	1.6%	1.7%	2.3%

The following table summarizes information about our stock option transactions:

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	21,441.9	$42.85	29,269.5	$40.22	35,375.7	$40.91
Granted	2,040.7	84.46	2,363.3	69.56	3,110.0	47.37
Exercised	(4,233.2)	40.71	(9,792.1)	41.23	(6,398.8)	41.94
Forfeited or expired	(190.9)	54.21	(398.8)	47.61	(2,817.4)	52.94
Outstanding at the end of the period	19,058.5	$47.67	21,441.9	$42.85	29,269.5	$40.22

Exercisable at the end of the period	12,656.1	$38.75	13,024.6	$37.43	19,004.6	$39.32

The weighted average remaining contractual life of stock options outstanding and exercisable at September 30, 2014 was 4 years and 3 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2014 was $573 million and $483 million, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended September 30,
Stock Option Exercises (in millions)	2014	2013	2012
Proceeds from stock option exercises	$173	$403	$268
Intrinsic value	$182	$270	$51
Excess Tax benefit	$53	$77	$—

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2014 was approximately $65 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.
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
The following table summarizes activity relating to our RSUs, PSUs and PRSUs:

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
RSUs, PSUs and PRSUs (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	4,311.4	$53.54	5,721.5	$44.22	7,200.7	$38.58
Granted*	1,570.8	81.86	1,750.2	62.51	2,846.5	45.02
Vested	(2,593.8)	53.88	(3,005.2)	41.49	(4,028.4)	35.27
Forfeited	(150.1)	55.20	(155.1)	44.33	(297.3)	36.62
Unvested at the end of the period	3,138.3	$67.35	4,311.4	$53.54	5,721.5	$44.22

* Grant activity includes 0.2 million, 0.2 million and 0.3 million of performance-based share units at target for 2014, 2013 and 2012, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs, PSUs and PRSUs at September 30, 2014 was 1 year and $241 million, respectively.
The fair value of RSUs, PSUs and PRSUs vested was $212 million in 2014, $175 million in 2013 and $187 million in 2012. Total unrecognized compensation cost related to these awards at September 30, 2014 was approximately $135 million and is expected to be recognized over a weighted-average period of 3 years.
NOTE 14. RESTRUCTURING, ASSET IMPAIRMENT & OTHER CHARGES
In 2014, we made strategic decisions to realign certain channels in several international markets, resulting in a non-cash impairment charge of $43 million related to an international trade name at Media Networks. See Note 20 for additional information regarding the impairment.
In 2013 we engaged in a global business transformation initiative, which included the migration of certain financial processing systems to an enterprise-wide general ledger system, as well as undertook a strategic review of some of our brands. This resulted in restructuring, asset impairment and other charges of $106 million that included severance charges of $86 million ($61 million at Media Networks and $25 million at Filmed Entertainment), a $7 million impairment charge resulting from the decision to abandon an intangible asset and $13 million of charges related to management’s decision to cease use of certain original and acquired programming on one of our Media Networks channels. The programming charge represented the acceleration of amortization of such programming into the 2013 fiscal fourth quarter and was included within Operating expenses in the Consolidated Statement of Earnings.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The restructuring charges gave rise to certain future liabilities, the components of which are detailed below for 2014, 2013 and 2012. The payments during 2014 reflected in the table below are related to the 2013 restructuring plan. The remaining liability at September 30, 2014 relates predominantly to severance payments yet to be paid out with respect to the 2013 plan pursuant to the respective underlying contractual arrangements. We expect the balance of the severance will be paid in fiscal 2015.

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Total

September 30, 2011	$80	$44	$124
Severance payments	(39)	(31)	(70)
Lease payments	(3)	(4)	(7)
September 30, 2012	38	9	47
Additions	61	25	86
Severance payments	(20)	(7)	(27)
Lease payments	(3)	—	(3)
September 30, 2013	76	27	103
Severance payments	(36)	(16)	(52)
Lease payments	(1)	—	(1)
Revisions to initial estimates	(9)	—	(9)
September 30, 2014	$30	$11	$41

NOTE 15. OTHER ITEMS, NET
The items included in other items, net are as follows:

Other Items, net (in millions)	Year Ended September 30,
	2014	2013	2012
Gain on sale of HBO Pacific Partners and LAPTV	$—	$111	$—
Other investment gains	—	46	—
Impairment of investment	—	(23)	—
Foreign exchange loss	(14)	(23)	(8)
Other gains/(losses)	3	(5)	3
Other items, net	$(11)	$106	$(5)

In 2013, we completed the sales of our 20% interest in HBO Pacific Partners, V.O.F. (“HBO Pacific Partners”) and our 22.5% interest in LAPTV, LLC (“LAPTV”), partnerships that own pay television channels under various brand names and that were accounted for under the equity method. The sales resulted in aggregate total proceeds of $124 million and a gain of $111 million.
NOTE 16. INCOME TAXES
Earnings from continuing operations before provision for income taxes consist of the following:

Earnings from Continuing Operations before Provision for Income Taxes (in millions)	Year Ended September 30,
	2014	2013	2012
United States	$2,924	$3,040	$2,984
International	590	479	486
Pre-tax earnings from continuing operations	$3,514	$3,519	$3,470

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations (in millions)	Year Ended September 30,
	2014	2013	2012
Current provision for income taxes:
Federal	$1,049	$401	$872
State and local	122	23	117
International	169	152	183
Total current provision for income taxes	1,340	576	1,172
Deferred provision for income taxes	(290)	494	(87)
Provision for income taxes	$1,050	$1,070	$1,085

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended September 30,
Effective Tax Rate	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9	2.2	2.2
Effect of international operations	(3.6)	(2.6)	(0.8)
Qualified production activities deduction	(3.2)	(2.1)	(3.0)
Change in valuation allowance	(0.3)	(1.8)	(1.4)
All other, net	0.1	(0.3)	(0.7)
Effective tax rate, continuing operations	29.9%	30.4%	31.3%

We recognized net discrete tax benefits of $49 million in 2014, $54 million in 2013 and $94 million in 2012, which served to reduce the provision for income taxes for those periods. The benefits in 2014 are principally related to the reversal of deferred taxes on earnings deemed permanently reinvested and the recognition of capital loss carryforwards. The benefits in 2013 principally reflect the release of tax reserves with respect to certain effectively settled tax positions, as well as the recognition of certain capital loss carryforward and tax credit benefits. The benefits in 2012 include certain operating and capital loss carryforward benefits as well as the release of tax reserves with respect to certain effectively settled tax positions.
The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2014	2013
Deferred tax assets:
Accrued liabilities	$175	$199
Postretirement and other employee benefits	391	294
Tax credit and loss carryforwards	356	274
All other	213	188
Total deferred tax assets	1,135	955
Valuation allowance	(308)	(277)
Total deferred tax assets, net	$827	$678
Deferred tax liabilities:
Property, equipment and intangible assets	$(498)	$(436)
Unbilled revenue	(142)	(133)
Financing obligations	(121)	(120)
Film & TV production expenditures	(252)	(535)
Total deferred tax liabilities	(1,013)	(1,224)
Deferred taxes, net	$(186)	$(546)

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to capital losses in the U.S. and net operating losses in foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets.
We have $386 million of U.S. tax loss carryforwards at September 30, 2014. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in fiscal year 2015. In addition, we have $661 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carry forward periods and $86 million of tax losses that expire in the fiscal years 2015 through 2031. The pre-valuation allowance deferred tax asset amount related to these U.S. and international tax loss carryforwards is $356 million.
The net deferred tax assets and deferred tax liabilities included in the Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2014	2013
Current deferred tax assets	$8	$58
Noncurrent deferred tax assets	105	45
Current deferred tax liabilities	(33)	—
Noncurrent deferred tax liabilities	(266)	(649)
Deferred taxes, net	$(186)	$(546)

Current and noncurrent deferred tax assets are included within Prepaid and other assets and Other assets, respectively and current deferred tax liabilities are included within Other liabilities-current in the Consolidated Balance Sheets.
As of September 30, 2014, we have not made any provision for U.S. income taxes on approximately $2.5 billion of unremitted earnings of our international subsidiaries since these earnings are permanently reinvested outside the U.S. If these earnings were to be remitted in the future, the related U.S. income tax liability may be reduced by any foreign income taxes previously paid on these earnings. Under current U.S. tax laws, repatriating unremitted earnings could result in incremental taxes of 10% -15% on the repatriated amounts depending on the territory. To the extent that any tax reform legislation were to lower the U.S. federal statutory income tax rate from its current 35%, there could be a corresponding reduction in the estimate of incremental taxes that would result from repatriating unremitted earnings.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended September 30,
	2014	2013	2012
Balance at beginning of the period	$159	$207	$212
Gross additions based on tax positions related to the current year	25	29	28
Gross additions for tax positions of prior years	10	5	24
Gross reductions for tax positions of prior years	(5)	(50)	(44)
Settlements	—	(25)	(2)
Expiration of the statute of limitation	(4)	(7)	(11)
Balance at end of the period	$185	$159	$207

The total amount of unrecognized tax benefits at September 30, 2014, if recognized, would favorably affect the effective tax rate.
As discussed in Note 2, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. We recognized interest and penalties of $10 million in 2014, $9 million in 2013 and $15 million in 2012. We had accruals of $40 million and $35 million related to interest and penalties recorded as a component of Other liabilities – noncurrent in the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively.
We and our subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The IRS concluded its examination of our U.S. consolidated income tax returns through 2009 in 2013. Currently, there are no material potential income tax liabilities still in dispute with respect to the IRS examination of 2010. The IRS began

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

its examination of our 2011 and 2012 U.S. consolidated federal income tax returns in the fourth quarter of fiscal 2014. Tax authorities are also conducting examinations of Viacom subsidiaries in various state and local jurisdictions, including New York State and New York City. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $100 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement, may affect our income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
NOTE 17. DISCONTINUED OPERATIONS
Net losses from discontinued operations were $1 million, $12 million and $364 million for the three-year period ending September 30, 2014, respectively, principally related to Harmonix, which was sold in December 2010.
Discontinued operations for the year ended September 30, 2012 principally reflects a $383 million pre-tax charge related to the earn-out dispute with the former shareholders of Harmonix. For tax purposes, the disposal of Harmonix and related earn-out payment generated tax benefits of approximately $250 million, of which approximately $103 million was utilized as of September 30, 2014. The remaining benefit will be available to offset qualifying future cash taxes.
NOTE 18. EARNINGS PER SHARE
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-Dilutive Common Shares (in millions)	Year Ended September 30,
	2014	2013	2012
Weighted average number of common shares outstanding, basic	432.1	486.2	530.7
Dilutive effect of equity awards	8.1	8.6	6.8
Weighted average number of common shares outstanding, diluted	440.2	494.8	537.5

Anti-dilutive common shares	1.1	3.2	12.5

NOTE 19. SUPPLEMENTAL CASH FLOW
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Year Ended September 30,
	2014	2013	2012
Cash paid for interest*	$568	$475	$409
Cash paid for income taxes	$1,021	$463	$1,069

* Includes cash payments related to discontinued operations of $28 million and $3 million in 2013 and 2012, respectively.
Cash paid for income taxes in the year ended September 30, 2014 increased from 2013, which included a benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 20. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2014
Marketable securities	$107	$107	$—	$—
Derivatives	(8)	—	(8)	—
Total	$99	$107	$(8)	$—
September 30, 2013
Marketable securities	$89	$89	$—	$—
Derivatives	(2)	—	(2)	—
Total	$87	$89	$(2)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. These investments are included within Prepaid and other assets in the Consolidated Balance Sheets.
The fair value for derivatives is determined utilizing a market-based approach. We use derivative financial instruments to modify our exposure to market risks from changes in foreign exchange rates and interest rates. We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Indian Rupee, the Euro, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Singapore Dollar and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.
At September 30, 2014 and 2013, the notional value of all foreign exchange contracts was $628 million and $196 million, respectively. In 2014, $390 million related to our foreign currency balances, $154 million related to anticipated investing cash flows and $84 million related to future production costs. In 2013, $178 million related to our foreign currency balances and $18 million related to future production costs and programming obligations.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain assets, such as intangible assets and investments, are recorded at fair value only if an impairment charge is recognized.
In 2014, we recognized an impairment charge of $43 million related to an international trade name at Media Networks. See Note 14 for additional information regarding the impairment. The fair value of the trade name (Level 3) was $28 million calculated utilizing the relief-from-royalty method. Under this method, fair value is calculated as the discounted cash flows based on applying a royalty rate to the revenues derived from the trade name. The royalty rate was derived from market data.
In 2013, we recognized an impairment loss to write-down a cost method investment to its fair value. The impairment charge is included in Other items, net, in the Consolidated Statement of Earnings. The fair value of the investment (Level 3) was based on a discounted cash flow analysis.
NOTE 21. REPORTING SEGMENTS
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our measure of segment performance is adjusted operating income. Adjusted operating income is defined as operating income, before equity-based compensation and certain other items identified as affecting comparability, including restructuring, asset impairment and other charges, when applicable.

Revenues by Segment (in millions)	Year Ended September 30,
	2014	2013	2012
Media Networks	$10,171	$9,656	$9,194
Filmed Entertainment	3,725	4,282	4,820
Eliminations	(113)	(144)	(127)
Total revenues	$13,783	$13,794	$13,887

Adjusted Operating Income (in millions)	Year Ended September 30,
	2014	2013	2012
Media Networks	$4,271	$4,096	$3,889
Filmed Entertainment	205	234	325
Corporate expenses	(227)	(251)	(192)
Equity-based compensation	(122)	(128)	(122)
Eliminations	(2)	(9)	1
Asset impairment	(43)	(7)	—
Restructuring and other charges	—	(99)	—
Operating income	4,082	3,836	3,901
Interest expense, net	(615)	(464)	(417)
Equity in net earnings of investee companies	69	41	12
Loss on extinguishment of debt	(11)	—	(21)
Other items, net	(11)	106	(5)
Earnings from continuing operations before provision for income taxes	$3,514	$3,519	$3,470

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,			September 30,
	2014	2013	2012	2014	2013
Media Networks	$148	$144	$144	$17,647	$16,653
Filmed Entertainment	64	89	87	5,440	5,647
Corporate/Eliminations	5	4	5	30	1,529
Total	$217	$237	$236	$23,117	$23,829

Capital Expenditures (in millions)	Year Ended September 30,
	2014	2013	2012
Media Networks	$85	$103	$101
Filmed Entertainment	34	53	46
Corporate	4	4	7
Total capital expenditures	$123	$160	$154

Revenues by Component (in millions)	Year Ended September 30,
	2014	2013	2012
Advertising	$4,953	$4,855	$4,756
Feature film	3,173	3,742	4,366
Affiliate fees	4,660	4,245	3,889
Ancillary	1,110	1,096	1,003
Eliminations	(113)	(144)	(127)
Total revenues	$13,783	$13,794	$13,887

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues generated from international markets were 26%, 26% and 29% of total consolidated revenues in 2014, 2013 and 2012, respectively. Our principal international businesses are in Europe. The United Kingdom and Germany together accounted for approximately 45% of total revenues in the Europe, Middle East and Africa (“EMEA”) region in each of the three years ended September 30, 2014.

	Revenues*			Long-lived Assets**
Geographic Information (in millions)	Year Ended September 30,			September 30,
	2014	2013	2012	2014	2013
United States	$10,252	$10,152	$9,804	$5,018	$4,982
EMEA	2,046	2,173	2,423	406	418
All other	1,485	1,469	1,660	110	75
Total	$13,783	$13,794	$13,887	$5,534	$5,475

*Revenue classifications are based on customers’ locations. Transactions within Viacom between geographic areas are not significant.
**Reflects total assets less current assets, deferred tax assets, goodwill, intangibles and investments.
NOTE 22. RELATED PARTY TRANSACTIONS
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
Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended September 30, 2014, 2013 and 2012, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $15 million, $19 million and $19 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable prior to any participation amounts paid. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Year Ended September 30,
	2014	2013	2012
Consolidated Statements of Earnings
Revenues	$213	$264	$285
Operating expenses	$296	$327	$347

	September 30,
	2014	2013
Consolidated Balance Sheets
Accounts receivable	$5	$5

Accounts payable	$2	$3
Participants' share and residuals, current	100	115
Program obligations, current	87	99
Program obligations, noncurrent	104	139
Other liabilities	9	15
Total due to CBS	$302	$371

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Year Ended September 30,
	2014	2013	2012
Consolidated Statements of Earnings
Revenues	$196	$216	$309
Operating expenses	$71	$63	$120
Selling, general and administrative	$(14)	$(17)	$(16)

	September 30,
	2014	2013
Consolidated Balance Sheets
Accounts receivable	$84	$84
Other assets	1	1
Total due from other related parties	$85	$85

Accounts payable	$2	$4
Other liabilities	37	26
Total due to other related parties	$39	$30

All other related party transactions are not material in the periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 23. QUARTERLY FINANCIAL DATA (unaudited):

2014 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2014
Revenues	$3,197	$3,174	$3,421	$3,991	$13,783
Operating income	$960	$872	$1,086	$1,164	$4,082
Net earnings from continuing operations (Viacom and noncontrolling interests)	$557	$511	$654	$742	$2,464
Net earnings (Viacom and noncontrolling interests)	$557	$511	$653	$742	$2,463
Net earnings from continuing operations attributable to Viacom	$547	$502	$611	$732	$2,392
Net earnings attributable to Viacom	$547	$502	$610	$732	$2,391
Basic net earnings per share, continuing operations attributable to Viacom	$1.23	$1.15	$1.43	$1.74	$5.54
Basic net earnings per share attributable to Viacom	$1.23	$1.15	$1.43	$1.74	$5.53
Diluted net earnings per share, continuing operations attributable to Viacom	$1.20	$1.13	$1.40	$1.72	$5.43
Diluted net earnings per share attributable to Viacom	$1.20	$1.13	$1.40	$1.72	$5.43

2013 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2013
Revenues	$3,314	$3,135	$3,693	$3,652	$13,794
Operating income	$797	$847	$1,085	$1,107	$3,836
Net earnings from continuing operations (Viacom and noncontrolling interests)	$482	$489	$666	$812	$2,449
Net earnings (Viacom and noncontrolling interests)	$479	$486	$662	$810	$2,437
Net earnings from continuing operations attributable to Viacom	$473	$481	$647	$806	$2,407
Net earnings attributable to Viacom	$470	$478	$643	$804	$2,395
Basic net earnings per share, continuing operations attributable to Viacom	$0.94	$0.98	$1.34	$1.72	$4.95
Basic net earnings per share attributable to Viacom	$0.94	$0.97	$1.33	$1.72	$4.93
Diluted net earnings per share, continuing operations attributable to Viacom	$0.93	$0.96	$1.32	$1.69	$4.86
Diluted net earnings per share attributable to Viacom	$0.92	$0.96	$1.31	$1.68	$4.84

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is set forth on page 51.
Audit Opinion on Internal Control over Financial Reporting
The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 52.
Changes in Internal Control Over Financial Reporting
We have substantially completed the migration of certain financial processing systems to an enterprise-wide general ledger system during 2014. The new system is a material component of our internal control over financial reporting. In connection with this implementation we updated our internal controls over financial reporting, as necessary, through further automation and standardization of our financial transaction processes and procedures. Except as noted above, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.
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
Consolidated Statement of Earnings for the years ended September 30, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012
Consolidated Balance Sheets as of September 30, 2014 and 2013
Consolidated Statement of Cash Flows for the years ended September 30, 2014, 2013 and 2012
Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.
Schedule II. Valuation and Qualifying Accounts
All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 91.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 91.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Philippe P. Dauman
Philippe P. Dauman
President and Chief Executive Officer
Date: November 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe P. Dauman	President and Chief Executive Officer;	November 13, 2014
Philippe P. Dauman	Director

/s/ Thomas E. Dooley	Senior Executive Vice President and Chief	November 13, 2014
Thomas E. Dooley	Operating Officer; Director

/s/ Wade Davis	Executive Vice President,	November 13, 2014
Wade Davis	Chief Financial Officer

/s/ Katherine Gill-Charest	Senior Vice President, Controller	November 13, 2014
Katherine Gill-Charest	(Chief Accounting Officer)

*	Executive Chairman of the Board	November 13, 2014
Sumner M. Redstone	and Founder

*	Vice Chair of the Board	November 13, 2014
Shari Redstone

*	Director	November 13, 2014
George S. Abrams

*	Director	November 13, 2014
Cristiana Falcone Sorrell

Signature	Title	Date

*	Director	November 13, 2014
Robert K. Kraft

*	Director	November 13, 2014
Blythe J. McGarvie

*	Director	November 13, 2014
Deborah Norville

*	Director	November 13, 2014
Charles E. Phillips, Jr.

*	Director	November 13, 2014
Frederic V. Salerno

*	Director	November 13, 2014
William Schwartz

*By:	/s/ Michael D. Fricklas	November 13, 2014
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).
VIACOM INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year Ended September 30, 2014:
Allowance for doubtful accounts	$33	$2	$(5)	$30
Sales returns and allowances	$261	$468	$(530)	$199
Deferred tax valuation allowance	$277	$54	$(23)	$308

Year Ended September 30, 2013:
Allowance for doubtful accounts	$36	$8	$(11)	$33
Sales returns and allowances	$282	$503	$(524)	$261
Deferred tax valuation allowance	$324	$75	$(122)	$277

Year Ended September 30, 2012:
Allowance for doubtful accounts	$49	$6	$(19)	$36
Sales returns and allowances	$309	$595	$(622)	$282
Deferred tax valuation allowance	$222	$161	$(59)	$324

Item 15(b).
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

4.16
Fifteenth Supplemental Indenture, dated as of March 14, 2013, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2013) (File No. 001-32686).

4.17
Sixteenth Supplemental Indenture, dated as of August 19, 2013, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 19, 2013) (File No. 001-32686).

4.18
Seventeenth Supplemental Indenture, dated as of March 11, 2014, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 11, 2014) (File No. 001-32686).

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

10.4	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

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

10.8
Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686), as amended by Amendment No. 1 to Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).**

10.9
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.10
Amendment No. 1, dated January 16, 2014, to the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.11
Viacom Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.12
Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective January 18, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 27, 2012) (File No. 001-32686).**

10.13
Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.13.1	Form of Stock Option/RSU Confirmation Sheet (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.13.2
Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

Exhibit No.	Description of Exhibit

10.13.3
Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.13.4	Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.14
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

10.20
Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.21
Employment Agreement between Viacom Inc. and Philippe P. Dauman, as amended and restated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 29, 2010) (File No. 001-32686).**

10.22
Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.23
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

Exhibit No.	Description of Exhibit

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