Form 10-Q
period 2014-12-31
Viacom Inc.
filed 2015-01-29
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 15, 2015
Class A common stock, par value $0.001 per share	50,607,121
Class B common stock, par value $0.001 per share	355,154,549

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2014	2013
Revenues	$3,344	$3,197
Expenses:
Operating	1,623	1,474
Selling, general and administrative	731	704
Depreciation and amortization	55	59
Total expenses	2,409	2,237
Operating income	935	960
Interest expense, net	(160)	(149)
Equity in net earnings of investee companies	33	26
Other items, net	(18)	—
Earnings before provision for income taxes	790	837
Provision for income taxes	(277)	(280)
Net earnings (Viacom and noncontrolling interests)	513	557
Net earnings attributable to noncontrolling interests	(13)	(10)
Net earnings attributable to Viacom	$500	$547

Basic earnings per share attributable to Viacom	$1.22	$1.23
Diluted earnings per share attributable to Viacom	$1.20	$1.20
Weighted average number of common shares outstanding:
Basic	410.6	444.9
Diluted	416.1	454.0
Dividends declared per share of Class A and Class B common stock	$0.33	$0.30

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
(in millions)	2014	2013
Net earnings (Viacom and noncontrolling interests)	$513	$557
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(104)	26
Defined benefit pension plans	(20)	—
Other comprehensive income (loss) (Viacom and noncontrolling interests)	(124)	26
Comprehensive income	389	583
Less: Comprehensive income attributable to noncontrolling interest	11	11
Comprehensive income attributable to Viacom	$378	$572

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,185	$1,000
Receivables, net	3,024	3,066
Inventory, net	870	846
Prepaid and other assets	391	340
Total current assets	5,470	5,252
Property and equipment, net	976	1,016
Inventory, net	4,100	3,897
Goodwill	11,495	11,535
Intangibles, net	372	399
Other assets	1,003	1,018
Total assets	$23,416	$23,117
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$370	$475
Accrued expenses	710	969
Participants' share and residuals	949	993
Program obligations	673	703
Deferred revenue	252	259
Current portion of debt	617	18
Other liabilities	468	518
Total current liabilities	4,039	3,935
Noncurrent portion of debt	13,146	12,751
Participants' share and residuals	289	403
Program obligations	435	459
Deferred tax liabilities, net	527	266
Other liabilities	1,396	1,340
Redeemable noncontrolling interest	207	216
Commitments and contingencies (Note 6)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 50.6 and 50.9 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 356.7 and 363.3 outstanding, respectively	—	—
Additional paid-in capital	9,914	9,772
Treasury stock, 387.1 and 377.0 common shares held in treasury, respectively	(19,975)	(19,225)
Retained earnings	13,828	13,465
Accumulated other comprehensive loss	(415)	(293)
Total Viacom stockholders' equity	3,352	3,719
Noncontrolling interests	25	28
Total equity	3,377	3,747
Total liabilities and equity	$23,416	$23,117

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$513	$557
Reconciling items:
Depreciation and amortization	55	59
Feature film and program amortization	1,027	907
Equity-based compensation	26	32
Equity in net earnings and distributions from investee companies	(29)	(22)
Deferred income taxes	232	(30)
Operating assets and liabilities, net of acquisitions:
Receivables	42	90
Inventory, program rights and participations	(1,448)	(1,185)
Accounts payable and other current liabilities	(421)	(121)
Other, net	59	6
Cash provided by operations	56	293
INVESTING ACTIVITIES
Acquisitions and investments, net	(1)	6
Capital expenditures	(34)	(20)
Net cash flow used in investing activities	(35)	(14)
FINANCING ACTIVITIES
Borrowings	990	—
Purchase of treasury stock	(754)	(970)
Dividends paid	(137)	(271)
Excess tax benefits on equity-based compensation awards	35	5
Exercise of stock options	104	11
Other, net	(45)	(42)
Net cash flow provided by/(used) in financing activities	193	(1,267)
Effect of exchange rate changes on cash and cash equivalents	(29)	2
Net change in cash and cash equivalents	185	(986)
Cash and cash equivalents at beginning of period	1,000	2,403
Cash and cash equivalents at end of period	$1,185	$1,417

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom Inc. is a leading global entertainment content company that connects with audiences in more than 165 countries and territories and creates compelling television programs, motion pictures, short-form videos, apps, games, brands for consumer products, social media and other entertainment content. Viacom operates through two reporting segments: Media Networks, which includes Music, Nickelodeon, Entertainment and BET Networks and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, Nickelodeon Movies and Paramount Television brands. References in this document to “Viacom”, “Company”, “we”, “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2015 (“fiscal 2015”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2014, as filed with the SEC on November 13, 2014 (the “2014 Form 10-K”).
Use of Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	December 31, 2014	September 30, 2014
Film inventory:
Released, net of amortization	$712	$664
Completed, not yet released	28	131
In process and other	673	436
Total film inventory, net of amortization	1,413	1,231
Original programming:
Released, net of amortization	1,452	1,409
In process and other	605	631
Total original programming, net of amortization	2,057	2,040
Acquired program rights, net of amortization	1,402	1,367
Home entertainment inventory	98	105
Total inventory, net	4,970	4,743
Less: current portion	(870)	(846)
Total inventory-noncurrent, net	$4,100	$3,897

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	December 31, 2014	September 30, 2014
Senior Notes and Debentures:
Senior notes due February 2015, 1.250%	$600	$600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	917
Senior notes due December 2016, 2.500%	399	399
Senior notes due April 2017, 3.500%	498	498
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	498	498
Senior notes due April 2019, 2.200%	400	400
Senior notes due September 2019, 5.625%	552	552
Senior notes due December 2019, 2.750%	400	—
Senior notes due March 2021, 4.500%	495	495
Senior notes due December 2021, 3.875%	593	593
Senior notes due June 2022, 3.125%	297	296
Senior notes due March 2023, 3.250%	298	298
Senior notes due September 2023, 4.250%	1,239	1,238
Senior notes due April 2024, 3.875%	546	546
Senior debentures due December 2034, 4.850%	597	—
Senior debentures due April 2036, 6.875%	1,072	1,072
Senior debentures due October 2037, 6.750%	76	76
Senior debentures due February 2042, 4.500%	246	245
Senior debentures due March 2043, 4.375%	1,090	1,089
Senior debentures due June 2043, 4.875%	249	249
Senior debentures due September 2043, 5.850%	1,242	1,242
Senior debentures due April 2044, 5.250%	549	549
Capital lease and other obligations	161	168
Total debt	13,763	12,769
Less: current portion	(617)	(18)
Total noncurrent portion of debt	$13,146	$12,751

Senior Notes and Debentures
In December 2014, we issued a total of $1.0 billion of senior notes and debentures as follows:

•	2.750% Senior Notes due December 2019 with an aggregate principal amount of $400 million at a price equal to 99.986% of the principal amount.

•	4.850% Senior Debentures due December 2034 with an aggregate principal amount of $600 million at a price equal to 99.543% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million.
The total unamortized net discount related to our senior notes and debentures was $418 million as of December 31, 2014. The fair value of our senior notes and debentures was approximately $14.7 billion as of December 31, 2014. The valuation of our publicly traded debt is based on quoted prices in active markets.
The Senior Notes due in September 2015 are classified as long-term debt as we have the intent and the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. At December 31, 2014, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2014.
NOTE 4. PENSION BENEFITS

We offered certain participants of our funded pension plan the option to receive a one-time lump-sum payment equal to the present value of their respective pension benefit. The settlement triggered a remeasurement of the net pension obligation and settlement accounting. The remeasurement resulted in a $53 million increase to the net benefit obligation, primarily driven by a decline in the discount rate to 4.0% from 4.5%. The settlement resulted in the recognition of a non-cash settlement loss of $24 million reclassed from unrecognized actuarial loss included within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

The components of net periodic benefit cost (income) for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (Income) (in millions)	Quarter Ended December 31,
	2014	2013
Interest cost	$12	$12
Expected return on plan assets	(13)	(13)
Recognized actuarial loss	1	—
Loss on pension settlement	24	—
Net periodic benefit cost (income)	$24	$(1)

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST

We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The components of redeemable noncontrolling interest are as follows:

Redeemable Noncontrolling Interest	Quarter Ended December 31,
(in millions)	2014	2013
Beginning balance	$216	$200
Net earnings	7	6
Distributions	(8)	(8)
Translation adjustment	(9)	6
Redemption value adjustment	1	2
Ending Balance	$207	$206

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Notes 4 and 11 of the 2014 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $348 million as of December 31, 2014. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of December 31, 2014. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Legal Matters
Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or operating cash flows.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit. In July 2014, Viacom answered the amended complaint and asserted counterclaims against Cablevision for having fraudulently induced Viacom to renew their affiliate agreement at the end of 2012 on terms which Cablevision intended to challenge in the courts. Cablevision answered the counterclaims in September 2014. The litigation has now entered the discovery phase.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Quarter Ended December 31, 2014			Quarter Ended December 31, 2013
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$3,719	$28	$3,747	$5,193	$(3)	$5,190
Net earnings	500	13	513	547	10	557
Other comprehensive income (loss) (1)	(122)	(2)	(124)	25	1	26
Noncontrolling interests	(1)	(14)	(15)	(2)	(11)	(13)
Dividends declared	(136)	—	(136)	(134)	—	(134)
Purchase of treasury stock	(750)	—	(750)	(850)	—	(850)
Equity-based compensation and other	142	—	142	23	—	23
Ending Balance	$3,352	$25	$3,377	$4,802	$(3)	$4,799

(1) The components of other comprehensive income (loss) are net of a tax benefit of $10 million for the quarter ended December 31, 2014.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. EARNINGS PER SHARE
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended December 31,
(in millions)	2014	2013
Weighted average number of common shares outstanding, basic	410.6	444.9
Dilutive effect of equity awards	5.5	9.1
Weighted average number of common shares outstanding, diluted	416.1	454.0

Anti-dilutive common shares	4.1	—

NOTE 9. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Quarter Ended December 31,
(in millions)	2014	2013
Cash paid for interest	$156	$122
Cash paid for income taxes	$48	$124

Accounts Receivable
We had $458 million and $482 million of noncurrent trade receivables as of December 31, 2014 and September 30, 2014, respectively. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
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
Unconsolidated Variable Interest Entities: We have an unconsolidated investment in Viacom 18, a 50% owned joint venture in India with Network 18 Media and Investments Limited that qualifies as a VIE. Our aggregate investment carrying value in Viacom 18 was $71 million and $68 million as of December 31, 2014 and September 30, 2014, respectively.

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $132 million in assets and $53 million in liabilities as of December 31, 2014, and $138 million in assets and $54 million in liabilities as of September 30, 2014. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Income Taxes
We recognized discrete tax expense of $23 million in the quarter ended December 31, 2014, principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2014 and September 30, 2014:

Financial Asset (Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2014
Marketable securities	$106	$106	$—	$—
Derivatives	(1)	—	(1)	—
Total	$105	$106	$(1)	$—
September 30, 2014
Marketable securities	$107	$107	$—	$—
Derivatives	(8)	—	(8)	—
Total	$99	$107	$(8)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $565 million and $628 million as of December 31, 2014 and September 30, 2014, respectively. At December 31, 2014, $363 million related to our foreign currency balances, $147 million related to anticipated investing cash flows and $55 million related to future production costs. At September 30, 2014, $390 million related to our foreign currency balances, $154 million related to anticipated investing cash flows and $84 million related to future production costs.
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

Our measure of segment performance is adjusted operating income (loss). Adjusted operating income (loss) is defined as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, when applicable.

Revenues by Segment	Quarter Ended December 31,
(in millions)	2014	2013
Media Networks	$2,654	$2,541
Filmed Entertainment	720	681
Eliminations	(30)	(25)
Total revenues	$3,344	$3,197

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income (Loss)	Quarter Ended December 31,
(in millions)	2014	2013
Media Networks	$1,104	$1,114
Filmed Entertainment	(60)	(74)
Corporate expenses	(61)	(51)
Eliminations	2	3
Equity-based compensation	(26)	(32)
Loss on pension settlement	(24)	—
Operating income	935	960
Interest expense, net	(160)	(149)
Equity in net earnings of investee companies	33	26
Other items, net	(18)	—
Earnings before provision for income taxes	$790	$837

Total Assets	December 31, 2014	September 30, 2014
(in millions)
Media Networks	$17,704	$17,647
Filmed Entertainment	5,719	5,440
Corporate/Eliminations	(7)	30
Total assets	$23,416	$23,117

Revenues by Component	Quarter Ended December 31,
(in millions)	2014	2013
Advertising	$1,367	$1,325
Feature film	674	639
Affiliate fees	1,132	1,066
Ancillary	201	192
Eliminations	(30)	(25)
Total revenues	$3,344	$3,197

Certain prior year revenues for the Filmed Entertainment segment have been reclassified to conform to the current year presentation.

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

Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Paramount earned revenues from NAI in connection with these licenses in the aggregate amount of approximately $2 million in each of the quarters ended December 31, 2014 and 2013.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $75 million to CBS in the quarter ended December 31, 2014. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended December 31,
(in millions)	2014	2013
Consolidated Statement of Earnings
Revenue	$59	$73
Operating expenses	$68	$96

	December 31, 2014	September 30, 2014
Consolidated Balance Sheets
Accounts receivable	$5	$5

Accounts payable	$3	$2
Participants’ share and residuals, current	75	100
Program obligations, current	84	87
Program obligations, noncurrent	86	104
Other liabilities	8	9
Total due to CBS	$256	$302

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended December 31,
(in millions)	2014	2013
Consolidated Statement of Earnings
Revenue	$13	$13
Operating expenses	$2	$2
Selling, general and administrative	$(2)	$(2)

	December 31, 2014	September 30, 2014
Consolidated Balance Sheets
Account receivable	$89	$84
Other assets	2	1
Total due from other related parties	$91	$85

Accounts payable	$9	$2
Other liabilities	37	37
Total due to other related parties	$46	$39

All other related party transactions are not material in the periods presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014 (the “2014 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview. The overview section provides a summary of our business.
Results of Operations. The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2014, compared to the quarter ended December 31, 2013. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2014, compared to the quarter ended December 31, 2013, and of our outstanding debt, commitments and contingencies existing as of December 31, 2014.
OVERVIEW
Summary
We are a leading global entertainment content company that connects with audiences in more than 165 countries and territories and creates compelling television programs, motion pictures, short-form video, apps, games, brands for consumer products, social media and other entertainment content. With media networks reaching a cumulative 3.2 billion television subscribers worldwide, Viacom’s leading brands include MTV®, VH1®, CMT®, Logo®, BET®, CENTRIC®, Nickelodeon®, Nick Jr.®, TeenNick®, Nicktoons®, Nick at Nite®, COMEDY CENTRAL®, TV Land®, SPIKE®, Channel 5® (UK), Tr3s®, Paramount Channel™ and VIVA™, among others. Paramount Pictures®, America's oldest film studio, is a major global producer and distributor of filmed entertainment and Paramount Television™, our television production division, is focused on developing programming for television and digital platforms.
We operate through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income (loss). We define adjusted operating income (loss) for our segments as operating income (loss), before equity-based compensation and certain other items identified as affecting comparability, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.
When applicable, we use consolidated adjusted operating income, adjusted net earnings attributable to Viacom and adjusted diluted earnings per share (“EPS”), among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, net earnings attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability, refer to the section entitled “Factors Affecting Comparability”.
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
Filmed Entertainment
Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment revenues, which include sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content distributed on behalf of Viacom and third parties, transactional video-on-demand and download-to-own services, (iii) licensing of film exhibition rights to pay and basic cable television, broadcast television, syndicated television and subscription video-on-demand services and (iv) ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution.
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
(continued)

RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters ended December 31, 2014 and 2013.

	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2014	2013	$	%
Revenues	$3,344	$3,197	$147	5%
Operating income	935	960	(25)	(3)
Adjusted operating income	959	960	(1)	—
Net earnings attributable to Viacom	500	547	(47)	(9)
Adjusted net earnings attributable to Viacom	538	547	(9)	(2)
Diluted EPS	1.20	1.20	—	—
Adjusted diluted EPS	$1.29	$1.20	$0.09	8%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues increased $147 million, or 5%, to $3.344 billion in the quarter ended December 31, 2014. Media Networks revenues increased $113 million, due to higher affiliate fees, as well as an increase in advertising revenues driven by the acquisition of Channel 5 Broadcast Limited ("Channel 5"). Filmed Entertainment revenues increased $39 million primarily driven by higher home entertainment revenues.
Operating Income
Adjusted operating income was substantially flat in the quarter ended December 31, 2014. Filmed Entertainment operating results improved by $14 million, while Media Networks adjusted operating income declined $10 million. In addition, corporate expenses increased $10 million, due to higher employee-related expenses, and equity-based compensation decreased $6 million. Adjusted results exclude the impact of a $24 million non-cash pension settlement loss. Including the pension settlement loss, operating income decreased $25 million, or 3%.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income (loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings Attributable to Viacom
Adjusted net earnings attributable to Viacom decreased $9 million, or 2%, to $538 million in the quarter ended December 31, 2014, principally due to foreign currency exchange losses and higher interest expense, reflecting higher levels of debt outstanding, partially offset by a decrease in the effective income tax rate.
Our effective income tax rate was 32.3% in the quarter ended December 31, 2014, compared with 33.5% in the quarter ended December 31, 2013, excluding the impact of discrete tax items. The decrease in the effective income tax rate is principally due to a change in the mix of domestic and international income.
Adjusted diluted EPS increased $0.09 per diluted share to $1.29 in the quarter, principally reflecting fewer shares outstanding.
In addition to the pension settlement loss mentioned above, adjusted net earnings attributable to Viacom in the quarter ended December 31, 2014 exclude discrete taxes. Including these items, net earnings attributable to Viacom decreased $47 million, or 9%, and diluted EPS remained unchanged at $1.20 per diluted share.
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
(continued)

Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2014	2013	$	%
Revenues by Component
Advertising	$1,367	$1,325	$42	3%
Affiliate fees	1,132	1,066	66	6
Ancillary	155	150	5	3
Total revenues by component	$2,654	$2,541	$113	4%
Expenses
Operating	$987	$868	$(119)	(14)%
Selling, general and administrative	522	523	1	—
Depreciation and amortization	41	36	(5)	(14)
Total expenses	$1,550	$1,427	$(123)	(9)%
Adjusted Operating Income	$1,104	$1,114	$(10)	(1)%

Revenues
Worldwide revenues increased $113 million, or 4%, to $2.654 billion in the quarter ended December 31, 2014, driven by higher affiliate fees and advertising revenues. Domestic revenues were up slightly to $2.124 billion and international revenues grew 25% to $530 million. The growth in international revenues was due to the acquisition of Channel 5, partially offset by foreign exchange, which had a 6-percentage point unfavorable impact on international revenues.
Advertising
Worldwide advertising revenues increased $42 million, or 3%, to $1.367 billion in the quarter. Domestic advertising revenues decreased 6%. While demand remained strong, lower ratings across our channels resulted in a decline in the average price per unit, partially offset by the impact of an increase in units delivered to satisfy our audience deficiency liabilities. International advertising revenues increased 60%, driven by the acquisition of Channel 5, partially offset by the impact of foreign exchange, which had a 7-percentage point unfavorable impact in the quarter.
Affiliate Fees
Worldwide affiliate fee revenues increased $66 million, or 6%, to $1.132 billion in the quarter, primarily driven by rate increases. Domestic affiliate revenues increased 8% and international affiliate revenues decreased 2%. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues grew high single-digits in the quarter. Foreign exchange had a 7-percentage point unfavorable impact on international revenues.
Expenses
Total expenses increased $123 million, or 9%, to $1.550 billion in the quarter, driven by higher operating expenses.
Operating
Operating expenses increased $119 million, or 14%, to $987 million in the quarter. Programming costs increased $111 million, or 15%, with the acquisition of Channel 5 contributing 9 percentage points and the remaining 6 percentage points of growth primarily reflecting our continuing investment in original content. Distribution and other expenses increased $8 million, or 7%, driven by the acquisition of Channel 5.
Selling, General and Administrative
SG&A expenses were substantially flat at $522 million in the quarter, with the acquisition of Channel 5 contributing a 2-percentage point increase, offset by a decline in incentive compensation expenses.
Depreciation and Amortization
Depreciation and amortization increased $5 million, or 14%, to $41 million in the quarter, driven by the acquisition of Channel 5.
Adjusted Operating Income
Adjusted operating income decreased $10 million, or 1%, to $1.104 billion in the quarter, reflecting the operating results discussed above and a 1-percentage point unfavorable foreign exchange impact.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2014	2013	$	%
Revenues by Component
Theatrical	$169	$159	$10	6%
Home entertainment	316	272	44	16
License fees	189	208	(19)	(9)
Ancillary	46	42	4	10
Total revenues by component	$720	$681	$39	6%
Expenses
Operating	$668	$634	$(34)	(5)%
Selling, general & administrative	99	100	1	1
Depreciation & amortization	13	21	8	38
Total expenses	$780	$755	$(25)	(3)%
Adjusted Operating Income/(Loss)	$(60)	$(74)	$14	19%

Revenues
Worldwide revenues increased $39 million, or 6%, to $720 million in the quarter ended December 31, 2014, primarily driven by higher home entertainment revenues. Domestic revenues were $372 million, an increase of 22%, and international revenues were $348 million, a decrease of 8% in the quarter. Foreign exchange had a 5-percentage point unfavorable impact on international revenues in the quarter.
Theatrical
Worldwide theatrical revenues increased $10 million, or 6%, to $169 million in the quarter. Carryover revenues were $48 million higher driven by the prior period release of Teenage Mutant Ninja Turtles, while revenues from our current quarter releases were lower by $38 million due to the mix of releases. We released five titles in the current and prior year quarter, with the current quarter including Interstellar, Top Five and The Gambler, as well as the limited release of Selma and the prior year quarter including Jackass: Bad Grandpa, Anchorman 2: The Legend Continues and The Wolf of Wall Street. Domestic theatrical revenues decreased 8%, while international theatrical revenues increased 49%, driven by the release of Teenage Mutant Ninja Turtles. Foreign exchange had a 13-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues increased $44 million, or 16%, to $316 million in the quarter. Revenues from current quarter titles increased $103 million as we released two titles in the current quarter, Teenage Mutant Ninja Turtles and Hercules, compared with none in the prior year quarter. Carryover and catalog revenues from prior year releases were lower by $57 million and digital revenues declined $2 million. Domestic home entertainment revenues increased 100%, primarily driven by the two releases discussed above, and international home entertainment revenues decreased 23%, primarily from lower catalog revenues. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees decreased $19 million, or 9%, to $189 million in the quarter, primarily driven by the mix of available titles.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Total expenses increased $25 million, or 3%, to $780 million in the quarter, principally driven by higher operating expenses.
Operating
Operating expenses increased $34 million, or 5%, to $668 million in the quarter. Film costs increased $16 million, or 5%, as a result of the number and mix of films, partially offset by lower participation costs on third-party distribution arrangements. Distribution and other costs, principally print and advertising expenses, increased $18 million, or 5%, as a result of the number and mix of current year home entertainment titles.
Depreciation and Amortization
Depreciation and amortization decreased $8 million, or 38%, to $13 million in the quarter, driven by a decline in amortization expense associated with an intangible asset becoming fully amortized in the prior year.
Adjusted Operating Income/(Loss)
Adjusted operating loss was $60 million for the quarter ended December 31, 2014 compared with $74 million for the quarter ended December 31, 2013, an improvement of $14 million as higher revenues more than offset an increase in expenses as discussed above. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.
Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters ended December 31, 2014 and 2013 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.
The following table reconciles our adjusted measures to our reported results for the quarter ended December 31, 2014. The tax impact included in the table has been calculated using the rate applicable to the adjustment presented. There were no adjustments to our results for the quarter ended December 31, 2013.

(in millions, except per share amounts)
	Quarter Ended December 31, 2014
	Operating Income	Pre-tax Earnings from Operations	Net Earnings Attributable to Viacom	Diluted EPS
Reported results	$935	$790	$500	$1.20
Factors Affecting Comparability:
Loss on pension settlement	24	24	15	0.04
Discrete tax expense	—	—	23	0.05
Adjusted results	$959	$814	$538	$1.29

Loss on pension settlement: The pre-tax non-cash charge of $24 million was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Discrete tax expense: The discrete tax expense is principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation. Our effective income tax rate was 32.3% in the quarter, excluding the impact of the discrete tax expense. Discrete tax expense of $23 million, taken together with the impact of the pension settlement loss, contributed 2.8 percentage points of expense to the effective tax rate, which reconciles to the reported effective tax rate of 35.1%.

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
Cash Flows
Cash and cash equivalents as of December 31, 2014 increased $185 million compared to September 30, 2014.
Operating Activities
Cash provided by operations was $56 million for the quarter ended December 31, 2014, a decrease of $237 million compared with the quarter ended December 31, 2013. The decrease is primarily driven by an increase in production spending.
Investing Activities
Cash used in investing activities was $35 million in the quarter ended December 31, 2014 and $14 million in the quarter ended December 31, 2013, reflecting higher capital expenditures in the current year.
Financing Activities
Cash provided by financing activities was $193 million for the quarter ended December 31, 2014, primarily driven by proceeds of $990 million from the issuance of senior notes and debentures and proceeds of $104 million from the exercise of stock options, partially offset by the settlement of share repurchases of $754 million and dividend payments totaling $137 million.
Cash used in financing activities was $1.267 billion in the quarter ended December 31, 2013, primarily driven by the settlement of share repurchases of $970 million and two dividend payments totaling $271 million.
Capital Resources
Capital Structure and Debt
Total debt was $13.763 billion as of December 31, 2014, an increase of $994 million from $12.769 billion at September 30, 2014.
In December 2014, we issued a total of $1.0 billion of senior notes and debentures as follows:

•	2.750% Senior Notes due December 2019 with an aggregate principal amount of $400 million at a price equal to 99.986% of the principal amount.

•	4.850% Senior Debentures due December 2034 with an aggregate principal amount of $600 million at a price equal to 99.543% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million. We intend to utilize the net proceeds for the repayment of outstanding indebtedness, which includes the repayment of $600 million aggregate principal amount of our 1.250% senior notes due February 2015 and borrowings under our commercial paper program. To the extent any proceeds remain, they will be used for general corporate purposes, including the repurchase of shares under our stock repurchase program.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. At December 31, 2014, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2014.
Stock Repurchase Program
During the quarter ended December 31, 2014, we repurchased 10.2 million shares of Class B common stock for an aggregate purchase price of $750 million. From January 1, 2015 through January 28, 2015, we repurchased an additional 1.8 million shares for an aggregate purchase price of $130 million, leaving $5.620 billion of remaining capacity under our program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.
Commitments and Contingencies
Legal Matters
Litigation is inherently uncertain and difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters described in this document and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or operating cash flows. For additional information, see Note 6 to the Consolidated Financial Statements.
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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the measured audience acceptance of our programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments and their effect in our markets and on consumer behavior; competition for content, audiences, advertising and distribution; the impact of piracy; economic fluctuations in advertising and retail markets, and economic conditions generally; fluctuations in our results due to the timing, mix and availability of our motion pictures and other programming; the potential for loss of carriage or other reduction in the distribution of our content; changes in the Federal communications laws and regulations; evolving cybersecurity and similar risks; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2014 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2014 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 6 to the Consolidated Financial Statements.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2014 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended December 31, 2014 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)
Month ended October 31, 2014	3,197	$71.93	3,197	$6,270
Month ended November 30, 2014	2,866	$73.26	2,866	$6,060
Month ended December 31, 2014	4,126	$75.14	4,126	$5,750
Total	10,189		10,189

(1)	There is no expiration date for the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

4.1
Eighteenth Supplemental Indenture, dated as of December 10, 2014, between Viacom Inc. and The Bank of New York Mellon, as Trustee (including forms of the Securities) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 10, 2014) (File No. 001-32686).

10.1*
Third Amendment, dated as of November 18, 2014, to the Credit Agreement, dated as of October 8, 2010, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents.

10.2*	Employment Agreement between Viacom Inc. and Philippe P. Dauman, effective as of January 15, 2015.

10.3*	Employment Agreement between Viacom Inc. and Wade Davis, effective as of November 27, 2014.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: January 29, 2015	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: January 29, 2015	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)