Form 10-Q
period 2015-03-31
Viacom Inc.
filed 2015-04-30
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2015
Class A common stock, par value $0.001 per share	50,373,269
Class B common stock, par value $0.001 per share	346,592,776

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2015	2014	2015	2014
Revenues	$3,078	$3,174	$6,422	$6,371
Expenses:
Operating	2,056	1,538	3,679	3,012
Selling, general and administrative	721	712	1,452	1,416
Depreciation and amortization	57	52	112	111
Restructuring	206	—	206	—
Total expenses	3,040	2,302	5,449	4,539
Operating income	38	872	973	1,832
Interest expense, net	(166)	(152)	(326)	(301)
Equity in net earnings of investee companies	42	10	75	36
Other items, net	(12)	(3)	(30)	(3)
Earnings/(loss) before provision for income taxes	(98)	727	692	1,564
Provision for income taxes	50	(216)	(227)	(496)
Net earnings/(loss) (Viacom and noncontrolling interests)	(48)	511	465	1,068
Net earnings attributable to noncontrolling interests	(5)	(9)	(18)	(19)
Net earnings/(loss) attributable to Viacom	$(53)	$502	$447	$1,049

Basic earnings/(loss) per share attributable to Viacom	$(0.13)	$1.15	$1.10	$2.38
Diluted earnings/(loss) per share attributable to Viacom	$(0.13)	$1.13	$1.09	$2.33
Weighted average number of common shares outstanding:
Basic	402.5	436.1	406.6	440.5
Diluted	402.5	444.6	411.4	449.3
Dividends declared per share of Class A and Class B common stock	$0.33	$0.30	$0.66	$0.60

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Net earnings/(loss) (Viacom and noncontrolling interests)	$(48)	$511	$465	$1,068
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(158)	7	(262)	33
Defined benefit pension plans	(1)	—	(21)	—
Cash flow hedges	—	1	—	1
Available for sale securities	(1)	—	(1)	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(160)	8	(284)	34
Comprehensive income/(loss)	(208)	519	181	1,102
Less: Comprehensive income attributable to noncontrolling interest	1	9	12	20
Comprehensive income/(loss) attributable to Viacom	$(209)	$510	$169	$1,082

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$306	$1,000
Receivables, net	2,758	3,066
Inventory, net	787	846
Prepaid and other assets	532	340
Total current assets	4,383	5,252
Property and equipment, net	949	1,016
Inventory, net	3,663	3,897
Goodwill	11,429	11,535
Intangibles, net	351	399
Other assets	982	1,018
Total assets	$21,757	$23,117
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$359	$475
Accrued expenses	727	969
Participants' share and residuals	835	993
Program obligations	704	703
Deferred revenue	270	259
Current portion of debt	17	18
Other liabilities	655	518
Total current liabilities	3,567	3,935
Noncurrent portion of debt	13,213	12,751
Participants' share and residuals	274	403
Program obligations	413	459
Deferred tax liabilities, net	369	266
Other liabilities	1,405	1,340
Redeemable noncontrolling interest	194	216
Commitments and contingencies (Note 6)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 50.4 and 50.9 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 346.7 and 363.3 outstanding, respectively	—	—
Additional paid-in capital	9,961	9,772
Treasury stock, 398.0 and 377.0 common shares held in treasury, respectively	(20,725)	(19,225)
Retained earnings	13,638	13,465
Accumulated other comprehensive loss	(571)	(293)
Total Viacom stockholders' equity	2,303	3,719
Noncontrolling interests	19	28
Total equity	2,322	3,747
Total liabilities and equity	$21,757	$23,117

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$465	$1,068
Reconciling items:
Depreciation and amortization	112	111
Feature film and program amortization	2,581	1,862
Equity-based compensation	51	63
Equity in net earnings and distributions from investee companies	(71)	(22)
Deferred income taxes	46	(94)
Operating assets and liabilities, net of acquisitions:
Receivables	329	323
Inventory, program rights and participations	(2,567)	(2,168)
Accounts payable and other current liabilities	(248)	(224)
Other, net	(18)	(106)
Cash provided by operations	680	813
INVESTING ACTIVITIES
Acquisitions and investments, net	5	13
Capital expenditures	(64)	(49)
Net cash flow used in investing activities	(59)	(36)
FINANCING ACTIVITIES
Borrowings	990	1,485
Debt repayments	(600)	—
Commercial paper	75	—
Purchase of treasury stock	(1,506)	(1,830)
Dividends paid	(273)	(271)
Excess tax benefits on equity-based compensation awards	39	38
Exercise of stock options	126	75
Other, net	(79)	(103)
Net cash flow used in financing activities	(1,228)	(606)
Effect of exchange rate changes on cash and cash equivalents	(87)	6
Net change in cash and cash equivalents	(694)	177
Cash and cash equivalents at beginning of period	1,000	2,403
Cash and cash equivalents at end of period	$306	$2,580

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom Inc. is a leading global entertainment content company that connects with audiences in more than 165 countries and territories and creates compelling television programs, motion pictures, short-form videos, apps, games, brands for consumer products, social media and other entertainment content. Viacom operates through two reporting segments: Media Networks, which includes the Music & Entertainment Group, the Kids & Family Group and BET Networks, and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, Nickelodeon Movies and Paramount Television brands. References in this document to “Viacom”, “Company”, “we”, “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. The underlying core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and allows adoption either under a full retrospective or a modified retrospective approach. Early adoption is not permitted. On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year. We are currently evaluating the impact of the new standard.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	March 31, 2015	September 30, 2014
Film inventory:
Released, net of amortization	$687	$664
Completed, not yet released	3	131
In process and other	704	436
Total film inventory, net of amortization	1,394	1,231
Original programming:
Released, net of amortization	1,122	1,409
In process and other	608	631
Total original programming, net of amortization	1,730	2,040
Acquired program rights, net of amortization	1,227	1,367
Home entertainment inventory	99	105
Total inventory, net	4,450	4,743
Less: current portion	(787)	(846)
Total inventory-noncurrent, net	$3,663	$3,897

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	March 31, 2015	September 30, 2014
Senior Notes and Debentures:
Senior notes due February 2015, 1.250%	$—	$600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	917
Senior notes due December 2016, 2.500%	399	399
Senior notes due April 2017, 3.500%	499	498
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	498	498
Senior notes due April 2019, 2.200%	400	400
Senior notes due September 2019, 5.625%	552	552
Senior notes due December 2019, 2.750%	400	—
Senior notes due March 2021, 4.500%	495	495
Senior notes due December 2021, 3.875%	594	593
Senior notes due June 2022, 3.125%	297	296
Senior notes due March 2023, 3.250%	298	298
Senior notes due September 2023, 4.250%	1,239	1,238
Senior notes due April 2024, 3.875%	546	546
Senior debentures due December 2034, 4.850%	597	—
Senior debentures due April 2036, 6.875%	1,072	1,072
Senior debentures due October 2037, 6.750%	76	76
Senior debentures due February 2042, 4.500%	246	245
Senior debentures due March 2043, 4.375%	1,091	1,089
Senior debentures due June 2043, 4.875%	249	249
Senior debentures due September 2043, 5.850%	1,242	1,242
Senior debentures due April 2044, 5.250%	549	549
Commercial paper	75	—
Capital lease and other obligations	150	168
Total debt	13,230	12,769
Less: current portion	(17)	(18)
Total noncurrent portion of debt	$13,213	$12,751

Senior Notes and Debentures
In December 2014, we issued a total of $1.0 billion of senior notes and debentures as follows:

•	2.750% Senior Notes due December 2019 with an aggregate principal amount of $400 million at a price equal to 99.986% of the principal amount.

•	4.850% Senior Debentures due December 2034 with an aggregate principal amount of $600 million at a price equal to 99.543% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million.
The total unamortized net discount related to our senior notes and debentures was $415 million as of March 31, 2015. The fair value of our senior notes and debentures was approximately $14.2 billion as of March 31, 2015. The valuation of our publicly traded debt is based on quoted prices in active markets.
During the quarter, we repaid the $600 million aggregate principal amount of our 1.250% Senior Notes due in February 2015.
The Senior Notes due in September 2015 and commercial paper outstanding are classified as long-term debt as we have the intent and the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. At March 31, 2015, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2015.
NOTE 4. PENSION BENEFITS
During the quarter ended December 31, 2014, we offered certain participants of our funded pension plan the option to receive a one-time lump-sum payment equal to the present value of their respective pension benefit. The settlement triggered a remeasurement of the net pension obligation and settlement accounting. The remeasurement resulted in a $53 million increase to the net benefit obligation, primarily driven by a decline in the discount rate to 4.0% from 4.5%. The settlement resulted in the recognition of a non-cash settlement loss of $24 million reclassed from unrecognized actuarial loss included within Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheet.

The components of net periodic benefit cost/(income) for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost/(Income) (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest cost	$10	$12	$22	$24
Expected return on plan assets	(11)	(12)	(24)	(25)
Recognized actuarial loss	2	—	3	—
Loss on pension settlement	—	—	24	—
Net periodic benefit cost/(income)	$1	$—	$25	$(1)

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in January 2016 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The components of redeemable noncontrolling interest are as follows:

Redeemable Noncontrolling Interest	Six Months Ended March 31,
(in millions)	2015	2014
Beginning balance	$216	$200
Net earnings	8	11
Distributions	(12)	(11)
Translation adjustment	(23)	10
Redemption value adjustment	5	—
Ending Balance	$194	$210

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
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $314 million as of March 31, 2015. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of March 31, 2015. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit. In July 2014, Viacom answered the amended complaint and asserted counterclaims against Cablevision for having fraudulently induced Viacom to renew their affiliate agreement at the end of 2012 on terms which Cablevision intended to challenge in the courts. Cablevision answered the counterclaims in September 2014. The litigation is now in the discovery phase.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$3,719	$28	$3,747	$5,193	$(3)	$5,190
Net earnings	447	18	465	1,049	19	1,068
Other comprehensive income/(loss) (1)	(278)	(6)	(284)	33	1	34
Noncontrolling interests	(5)	(21)	(26)	—	(20)	(20)
Dividends declared	(269)	—	(269)	(268)	—	(268)
Purchase of treasury stock	(1,500)	—	(1,500)	(1,700)	—	(1,700)
Equity-based compensation and other	189	—	189	117	—	117
Ending Balance	$2,303	$19	$2,322	$4,424	$(3)	$4,421

(1) The components of other comprehensive income/(loss) are net of a tax benefit of $11 million and $1 million for the six months ended March 31, 2015 and March 31, 2014, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. RESTRUCTURING AND PROGRAMMING CHARGES
Following a company-wide review across our worldwide Media Networks, Filmed Entertainment operations and corporate functions, we are implementing significant strategic and operational improvements. This includes reorganizing three of our operating segments (Music, Entertainment and Nickelodeon) into two new segments (Music & Entertainment and Kids & Family). The new structure realigns sales, marketing, creative and support functions, increases efficiencies in program and product development, enhances opportunities to share expertise, and promotes greater cross-marketing and cross channel programming activity. We are also reallocating resources to expand our capabilities in critical business areas including data analysis, technology development and consumer insights, reflecting the rapidly changing media marketplace, shifting consumer behavior and evolving measurement practices. In connection with the strategic realignment, we recognized a pre-tax charge of $784 million in the quarter ending March 31, 2015, reflecting $578 million of programming charges, of which $432 million reflect write-downs, and a $206 million restructuring charge associated with workforce reductions. The programming charges are included within Operating expenses in the Consolidated Statement of Earnings.

Media Networks recognized programming charges of $411 million for the write-down of underperforming programming, including the abandonment of select acquired titles, and $123 million of accelerated amortization of programming expenses associated with a change in our ultimate revenue projections for certain original programming genres that have been impacted by changing media consumption habits. Filmed Entertainment recognized charges of $21 million for the write-down of certain films not yet released and $23 million related to the abandonment of development projects. The strategic realignment is largely complete and we anticipate that a majority of the severance will be paid by March 31, 2016.

The following table presents the 2015 restructuring and programming charges by segment:

2015 Restructuring and Programming Charges (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
Restructuring charge	$137	$57	$12	$206
Programming charges	534	44	—	578
Total	$671	$101	$12	$784

NOTE 9. EARNINGS/(LOSS) PER SHARE
Basic earnings/(loss) per common share is computed by dividing Net earnings/(loss) attributable to Viacom by the weighted average number of common shares outstanding during the period. The determination of diluted earnings/(loss) per common share includes the weighted average number of common shares plus the dilutive effect of equity awards based upon the application of the treasury stock method. Anti-dilutive common shares were excluded from the calculation of diluted earnings/(loss) per common share.
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings/(loss) per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Weighted average number of common shares outstanding, basic	402.5	436.1	406.6	440.5
Dilutive effect of equity awards	—	8.5	4.8	8.8
Weighted average number of common shares outstanding, diluted	402.5	444.6	411.4	449.3

Anti-dilutive common shares	8.6	0.1	4.3	0.1

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Six Months Ended March 31,
(in millions)	2015	2014
Cash paid for interest	$305	$291
Cash paid for income taxes	$211	$506
Cash paid for income taxes in the six months ended March 31, 2015 reflects the benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
Accounts Receivable
We had $406 million and $482 million of noncurrent trade receivables as of March 31, 2015 and September 30, 2014, respectively. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
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
Unconsolidated Variable Interest Entities: We have an unconsolidated investment in Viacom 18, a 50% owned joint venture in India with Network 18 Media and Investments Limited that qualifies as a VIE. Our aggregate investment carrying value in Viacom 18 was $74 million and $68 million as of March 31, 2015 and September 30, 2014, respectively.

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $125 million in assets and $53 million in liabilities as of March 31, 2015, and $138 million in assets and $54 million in liabilities as of September 30, 2014. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
Our effective tax rate was 51.0% in the quarter ended March 31, 2015, which included the restructuring and programming charges that contributed 19.8 percentage points to the effective tax rate. Our effective tax rate was 32.8% in the six months ended March 31, 2015, which included the restructuring and programming charges, the pension settlement loss and other discrete tax expense that, when taken together, contributed 1 percentage point to the effective tax rate. This discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Our effective tax rate was 29.7% in the quarter and 31.7% in the six months ended March 31, 2014, which included discrete tax benefits that reduced the effective tax rate by 2.8 and 1.3 percentage points, respectively. This discrete tax benefit was principally related to the recognition of capital loss carryforward benefits.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2015 and September 30, 2014:

Financial Asset/(Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2015
Marketable securities	$115	$115	$—	$—
Derivatives	(12)	—	(12)	—
Total	$103	$115	$(12)	$—
September 30, 2014
Marketable securities	$107	$107	$—	$—
Derivatives	(8)	—	(8)	—
Total	$99	$107	$(8)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $924 million and $628 million as of March 31, 2015 and September 30, 2014, respectively. At March 31, 2015, $629 million related to our foreign currency balances, $151 million related to anticipated investing cash flows and $144 million related to future production and programming costs. At September 30, 2014, $390 million related to our foreign currency balances, $154 million related to anticipated investing cash flows and $84 million related to future production costs.
As described in Note 8, we recognized impairment charges related to the write-down of certain programming and films. The impairment charges reflect the excess of the unamortized cost of the impaired programs and films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.
NOTE 12. REPORTING SEGMENTS
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

Our measure of segment performance is adjusted operating income/(loss). Adjusted operating income/(loss) is defined as operating income/(loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and programming charges, when applicable.

Revenues by Segment	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Media Networks	$2,452	$2,375	$5,106	$4,916
Filmed Entertainment	659	831	1,379	1,512
Eliminations	(33)	(32)	(63)	(57)
Total revenues	$3,078	$3,174	$6,422	$6,371

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss)	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Media Networks	$903	$949	$2,007	$2,063
Filmed Entertainment	1	11	(59)	(63)
Corporate expenses	(57)	(52)	(118)	(103)
Eliminations	—	(5)	2	(2)
Equity-based compensation	(25)	(31)	(51)	(63)
Restructuring and programming charges	(784)	—	(784)	—
Loss on pension settlement	—	—	(24)	—
Operating income	38	872	973	1,832
Interest expense, net	(166)	(152)	(326)	(301)
Equity in net earnings of investee companies	42	10	75	36
Other items, net	(12)	(3)	(30)	(3)
Earnings/(loss) before provision for income taxes	$(98)	$727	$692	$1,564

Total Assets	March 31, 2015	September 30, 2014
(in millions)
Media Networks	$16,752	$17,647
Filmed Entertainment	5,645	5,440
Corporate/Eliminations	(640)	30
Total assets	$21,757	$23,117

Revenues by Component	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Advertising	$1,172	$1,124	$2,539	$2,449
Feature film	605	789	1,279	1,428
Affiliate fees	1,146	1,114	2,278	2,180
Ancillary	188	179	389	371
Eliminations	(33)	(32)	(63)	(57)
Total revenues	$3,078	$3,174	$6,422	$6,371

Certain prior year revenues for the Filmed Entertainment segment have been reclassified to conform to the current year presentation.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13. RELATED PARTY TRANSACTIONS
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

Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2015 and 2014, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $6 million and $5 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $75 million to CBS during the six months ended March 31, 2015. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Consolidated Statement of Earnings
Revenue	$33	$38	$92	$111
Operating expenses	$80	$57	$148	$153

			March 31, 2015	September 30, 2014
Consolidated Balance Sheets
Accounts receivable			$5	$5

Accounts payable			$3	$2
Participants’ share and residuals, current			72	100
Program obligations, current			95	87
Program obligations, noncurrent			79	104
Other liabilities			7	9
Total due to CBS			$256	$302

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Consolidated Statement of Earnings
Revenue	$45	$67	$58	$80
Operating expenses	$19	$28	$21	$30
Selling, general and administrative	$(4)	$(4)	$(6)	$(6)

			March 31, 2015	September 30, 2014
Consolidated Balance Sheets
Account receivable			$65	$84
Other assets			2	1
Total due from other related parties			$67	$85

Accounts payable			$4	$2
Other liabilities			41	37
Total due to other related parties			$45	$39

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
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview: The overview section provides a summary of our business.
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2015, compared with the quarter and six months ended March 31, 2014. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2015, compared with the six months ended March 31, 2014, and of our outstanding debt, commitments and contingencies existing as of March 31, 2015.
OVERVIEW
Summary
We are a leading global entertainment content company that connects with audiences in more than 165 countries and territories and is home to premier global media brands that create compelling television programs, motion pictures, short-form video, apps, games, consumer products, social media and other entertainment content. With media networks reaching a cumulative 3.2 billion television subscribers worldwide, Viacom’s leading brands include Nickelodeon®, CMT®, Nick Jr.®, TeenNick®, Nicktoons®, TV Land®, Nick at Nite®, MTV®, VH1®, COMEDY CENTRAL®, SPIKE®, Logo®, BET®, CENTRIC®, Channel 5® (UK), Tr3s®, Paramount Channel™ and VIVA™, among others. Paramount Pictures® is a major global producer and distributor of filmed entertainment and Paramount Television™, our television production division, is focused on developing programming for television and digital platforms.
We operate through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income/(loss). We define adjusted operating income/(loss) for our segments as operating income/(loss), before equity-based compensation and certain other items identified as affecting comparability, including restructuring and programming charges, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.
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
(continued)

RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters and six months ended March 31, 2015 and 2014.

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2015	2014	$	%	2015	2014	$	%
Revenues	$3,078	$3,174	$(96)	(3)%	$6,422	$6,371	$51	1%
Operating income	38	872	(834)	(96)	973	1,832	(859)	(47)
Adjusted operating income	822	872	(50)	(6)	1,781	1,832	(51)	(3)
Net earnings/(loss) attributable to Viacom	(53)	502	(555)	(111)	447	1,049	(602)	(57)
Adjusted net earnings attributable to Viacom	467	482	(15)	(3)	1,005	1,029	(24)	(2)
Diluted earnings/(loss) per share	(0.13)	1.13	(1.26)	(112)	1.09	2.33	(1.24)	(53)
Adjusted diluted earnings per share	$1.16	$1.08	$0.08	7%	$2.44	$2.29	$0.15	7%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues decreased $96 million, or 3%, to $3.078 billion in the quarter ended March 31, 2015. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues declined 1%. Filmed Entertainment revenues decreased $172 million, or 21%, primarily driven by lower license fees and home entertainment revenues. Media Networks revenues increased $77 million, or 3%, due to higher advertising revenues, driven by the acquisition of Channel 5 Broadcast Limited ("Channel 5") in September 2014, and affiliate fees, partially offset by the impact of foreign exchange. Excluding an unfavorable 4% and 2% impact of foreign exchange, Filmed Entertainment revenues declined 17% and Media Networks revenues increased 5%, respectively.
Worldwide revenues increased $51 million, or 1%, to $6.422 billion in the six months ended March 31, 2015. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues increased 3%. Media Networks revenues increased $190 million, or 4%, due to higher affiliate fees, as well as an increase in advertising revenues driven by the acquisition of Channel 5, partially offset by the impact of foreign exchange. Filmed Entertainment revenues decreased $133 million, or 9%, primarily driven by lower license fee revenues. Excluding an unfavorable 1% and 3% impact of foreign exchange, Media Networks revenues increased 5% and Filmed Entertainment revenues declined 6%, respectively.
Operating Income
Adjusted operating income decreased $50 million, or 6%, to $822 million in the quarter. Media Networks adjusted operating income declined $46 million, reflecting an increase in programming and promotional expenses, partially offset by higher revenues, and Filmed Entertainment adjusted operating income declined $10 million due to the number and mix of available titles in the television licensing windows. Adjusted results exclude the impact of restructuring and programming charges totaling $784 million. Including the impact of the restructuring and programming charges, operating income decreased $834 million, or 96%.
Adjusted operating income decreased $51 million, or 3%, to $1.781 billion in the six months. Media Networks adjusted operating income declined $56 million, driven by an increase in programming and promotional expenses partially offset by higher revenues. Filmed Entertainment generated an adjusted operating loss of $59 million in the six months, compared to an adjusted operating loss of $63 million in the prior period. Adjusted results exclude the impact of restructuring and programming charges totaling $784 million and a non-cash pension settlement loss of $24 million. Including the impact of the restructuring and programming charges and pension settlement loss, operating income decreased $859 million, or 47%.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income/(loss) for each of the Media Networks and Filmed Entertainment segments.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Net Earnings/(Loss) Attributable to Viacom
Adjusted net earnings attributable to Viacom decreased $15 million, or 3%, to $467 million in the quarter and $24 million, or 2%, to $1.005 billion in the six months, principally due to the decline in tax-effected operating income described above, increased interest expense, reflecting higher levels of debt outstanding, and foreign currency exchange losses, partially offset by higher income from equity in net earnings of investee companies and a lower effective income tax rate.
Our effective income tax rate was 31.2% and 31.8% in the quarter and six months, respectively, compared with 32.5% and 33.0% in the quarter and six months ended March 31, 2014, respectively, excluding the impact of discrete tax items. The decrease in the effective income tax rate was principally due to a change in the mix of domestic and international income.
Adjusted diluted EPS increased $0.08 per diluted share to $1.16 in the quarter and $0.15 to $2.44 in the six months, principally reflecting fewer shares outstanding, partially offset by the impact of foreign exchange. Foreign exchange had a $.04 and a $.09 unfavorable impact on adjusted diluted EPS in the quarter and six months, respectively.
Adjusted results attributable to Viacom exclude the restructuring and programming charges and the pension settlement loss noted above. In the six months ended March 31, 2015, adjusted results attributable to Viacom also exclude discrete taxes. Including these items, we generated a net loss attributable to Viacom of $53 million and a diluted loss per share of $0.13 in the quarter compared to net earnings attributable to Viacom of $502 million and diluted EPS of $1.13 in the prior year quarter. Including these items, net earnings attributable to Viacom decreased $602 million, or 57%, to $447 million and diluted EPS declined $1.24 to $1.09 in the six months.
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
Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2015	2014	$	%	2015	2014	$	%
Revenues by Component
Advertising	$1,172	$1,124	$48	4%	$2,539	$2,449	$90	4%
Affiliate fees	1,146	1,114	32	3	2,278	2,180	98	4
Ancillary	134	137	(3)	(2)	289	287	2	1
Total revenues by component	$2,452	$2,375	$77	3%	$5,106	$4,916	$190	4%
Expenses
Operating	$957	$861	$(96)	(11)%	$1,944	$1,729	$(215)	(12)%
Selling, general and administrative	551	529	(22)	(4)	1,073	1,052	(21)	(2)
Depreciation and amortization	41	36	(5)	(14)	82	72	(10)	(14)
Total expenses	$1,549	$1,426	$(123)	(9)%	$3,099	$2,853	$(246)	(9)%
Adjusted Operating Income	$903	$949	$(46)	(5)%	$2,007	$2,063	$(56)	(3)%

Revenues
Worldwide revenues increased $77 million, or 3%, to $2.452 billion in the quarter ended March 31, 2015, and $190 million, or 4%, to $5.106 billion in the six months ended March 31, 2015, driven by higher advertising and affiliate fee revenues. Excluding an unfavorable 2% and 1% impact of foreign exchange, worldwide revenues increased 5% in both the quarter and six months, respectively. Domestic revenues were substantially flat in the quarter and six months at $2.022 billion and $4.146 billion, respectively. International revenues grew 23% to $430 million and 24% to $960 million in the quarter and six months, respectively. The growth in international revenues was primarily due to the acquisition of Channel 5, partially offset by foreign exchange, which had a 13-percentage point and a 10-percentage point unfavorable impact on international revenues in the quarter and six months, respectively.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Advertising
Worldwide advertising revenues increased $48 million, or 4%, to $1.172 billion in the quarter and $90 million, or 4%, to $2.539 billion in the six months. Domestic advertising revenues decreased 5% in the quarter and 6% in the six months. While demand remained strong, lower ratings trends across our channels resulted in a decline in the average price per unit, partially offset by the impact of an increase in units delivered to satisfy our audience deficiency liabilities. International advertising revenues increased 80% in the quarter and 68% in the six months, driven by growth in Europe, principally from the acquisition of Channel 5, partially offset by the impact of foreign exchange, which had a 17-percentage point and a 10-percentage point unfavorable impact on international advertising revenues in the quarter and six months, respectively.

Affiliate Fees
Worldwide affiliate fee revenues increased $32 million, or 3%, to $1.146 billion in the quarter, and $98 million, or 4%, to $2.278 billion in the six months, driven by rate increases. Domestic affiliate revenues increased 5% and 6% in the quarter and six months, respectively. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues grew mid-to high-single digits. International affiliate revenues decreased 8% and 5%, respectively, principally due to foreign exchange, partially offset by an increase in revenues driven by the launch of new channels and new distribution agreements. Foreign exchange had a 13-percentage point and a 10-percentage point unfavorable impact on international affiliate revenues in the quarter and six months, respectively.
Expenses
Total expenses increased $123 million, or 9%, to $1.549 billion and $246 million, or 9%, to $3.099 billion in the quarter and six months, respectively.
Operating
Operating expenses increased $96 million, or 11%, to $957 million in the quarter and $215 million, or 12%, to $1.944 billion in the six months primarily driven by the acquisition of Channel 5. Programming costs increased $76 million, or 10%, and distribution and other expenses increased $20 million, or 23%, in the quarter. For the six months, programming costs increased $187 million, or 12%, and distribution and other expenses increased $28 million, or 14%.
Selling, General and Administrative
SG&A expenses increased $22 million, or 4%, to $551 million in the quarter and $21 million, or 2%, to $1.073 billion in the six months, driven by higher promotional expenses related to new programming and the acquisition of Channel 5, which contributed a 2-percentage point increase in the quarter and six months, partially offset by the impact of foreign exchange and lower employee costs.
Depreciation and Amortization
Depreciation and amortization increased $5 million, or 14%, to $41 million and $10 million, or 14%, to $82 million, in the quarter and six months, respectively, driven by the acquisition of Channel 5.
Adjusted Operating Income
Adjusted operating income decreased $46 million, or 5%, to $903 million and $56 million, or 3%, to $2.007 billion in the quarter and six months, respectively, reflecting the operating results discussed above and a 2-percentage point and 1-percentage point unfavorable foreign exchange impact in the quarter and six months, respectively.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2015	2014	$	%	2015	2014	$	%
Revenues by Component
Theatrical	$205	$229	$(24)	(10)%	$374	$388	$(14)	(4)%
Home entertainment	194	257	(63)	(25)	510	529	(19)	(4)
License fees	206	303	(97)	(32)	395	511	(116)	(23)
Ancillary	54	42	12	29	100	84	16	19
Total revenues by component	$659	$831	$(172)	(21)%	$1,379	$1,512	$(133)	(9)%
Expenses
Operating	$554	$704	$150	21%	$1,222	$1,338	$116	9%
Selling, general & administrative	91	100	9	9	190	200	10	5
Depreciation & amortization	13	16	3	19	26	37	11	30
Total expenses	$658	$820	$162	20%	$1,438	$1,575	$137	9%
Adjusted Operating Income/(Loss)	$1	$11	$(10)	(91)%	$(59)	$(63)	$4	6%

Revenues
Worldwide revenues decreased $172 million, or 21%, to $659 million, and $133 million, or 9%, to $1.379 billion in the quarter and six months ended March 31, 2015, respectively. Excluding an unfavorable 4% and 3% impact of foreign exchange, worldwide revenues declined 17% and 6% in the quarter and six months, respectively. Domestic revenues were $369 million, a decrease of 14%, and $741 million, an increase of 1%, in the quarter and six months, respectively. International revenues were $290 million, a decrease of 28%, and $638 million, a decrease of 18%, with foreign exchange having a 7-percentage point and 6-percentage point unfavorable impact on international revenues, in the quarter and six months, respectively.
Theatrical
Worldwide theatrical revenues decreased $24 million, or 10%, to $205 million in the quarter. Carryover revenues were $65 million lower driven by the mix of prior period releases, while revenues from our current quarter releases were higher by $41 million principally due to the release of The SpongeBob Movie: Sponge Out of Water. We released three titles as well as the wide release of Selma in the current quarter and three titles in the prior year quarter. Domestic theatrical revenues increased 10% driven by the strong performance of The SpongeBob Movie: Sponge Out of Water, while international theatrical revenues decreased 35%. Foreign exchange had a 12-percentage point unfavorable impact on international theatrical revenues.
Worldwide theatrical revenues decreased $14 million, or 4%, to $374 million in the six months. Carryover revenues were $52 million higher driven by the prior period release of Teenage Mutant Ninja Turtles, while revenues from our current year releases were lower by $66 million due to the mix of releases. We released eight titles in both the current year and prior year, with the current year including Interstellar, The Gambler, Selma, Top Five and The SpongeBob Movie: Sponge Out of Water and the prior year including The Wolf of Wall Street, Jackass Presents: Bad Grandpa and Anchorman 2: The Legend Continues. Domestic theatrical revenues increased 1% and international theatrical revenues decreased 12%. Foreign exchange had a 12-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $63 million, or 25%, to $194 million in the quarter. Revenues from current quarter titles decreased $32 million driven by the mix of releases. We released three titles in each of the current and prior year quarters, with the current quarter including Interstellar. The prior year quarter included The Wolf of Wall Street and Jackass Presents: Bad Grandpa. Carryover revenues from prior year releases were lower by $31 million due to the number and mix of available titles. Domestic home entertainment revenues decreased 16% and international home entertainment revenues decreased 35%. Foreign exchange had a 7-percentage point unfavorable impact on international home entertainment revenues.
Worldwide home entertainment revenues decreased $19 million, or 4%, to $510 million in the six months. Revenues from our current year titles increased $110 million as we released five titles in the current year, including Teenage Mutant Ninja Turtles, Hercules and Interstellar compared with three in the prior year, including The Wolf of Wall Street and Jackass Presents: Bad Grandpa. Carryover and catalog revenues from prior year releases were lower by $129 million due to the number and mix of available titles. Domestic home entertainment revenues increased 28%, primarily driven by the mix of releases discussed above,

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

while international home entertainment revenues decreased 28%, primarily from lower catalog revenues. Foreign exchange had a 6-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees decreased $97 million, or 32%, to $206 million, and $116 million, or 23%, to $395 million, in the quarter and six months, respectively, primarily driven by the number and mix of available titles.

Ancillary
Ancillary revenues increased $12 million, or 29%, to $54 million, and $16 million, or 19%, to $100 million, in the quarter and six months, respectively, primarily driven by higher merchandising and third-party production service revenues.

Expenses
Total expenses decreased $162 million, or 20%, to $658 million, and $137 million, or 9%, to $1.438 billion, in the quarter and six months, respectively, principally driven by a decline in operating expenses.
Operating
Operating expenses decreased $150 million, or 21%, to $554 million, and $116 million, or 9%, to $1.222 billion, in the quarter and six months, respectively. Film costs decreased $53 million, or 16%, in the quarter and $37 million, or 6%, in the six months, primarily as a result of lower participation costs on third-party distribution arrangements. Distribution and other costs, principally print and advertising expenses, decreased $97 million, or 26%, in the quarter driven by the mix of prior year theatrical and home entertainment titles and decreased $79 million, or 11%, for the six months as a result of the mix of current year theatrical titles.

Selling, General and Administrative
SG&A expenses decreased $9 million, or 9%, to $91 million, and $10 million, or 5%, to $190 million, in the quarter and six months, respectively, primarily driven by lower employee costs.

Depreciation and Amortization
Depreciation and amortization decreased $3 million, or 19%, to $13 million, in the quarter, and $11 million, or 30%, to $26 million, in the six months, driven by a decline in amortization expense associated with an intangible asset becoming fully amortized in the prior year.

Adjusted Operating Income/(Loss)
Adjusted operating income was $1 million for the quarter ended March 31, 2015 compared with $11 million for the quarter ended March 31, 2014, a decline of $10 million due to the number and mix of available titles in the television licensing windows. Adjusted operating loss was $59 million for the six months ended March 31, 2015 compared with an adjusted operating loss of $63 million for the six months ended March 31, 2014, an improvement of $4 million. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters and six months ended March 31, 2015 and 2014 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.
The following tables reconcile our adjusted measures to our reported results for the quarters and six months ended March 31, 2015 and 2014. The tax impacts included in the tables have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended March 31, 2015
	Operating Income	Pre-tax Earnings/(Loss)	Net Earnings/(Loss) Attributable to Viacom	Diluted EPS
Reported results	$38	$(98)	$(53)	$(0.13)
Factors Affecting Comparability:
Restructuring and programming charges	784	784	520	1.29
Adjusted results	$822	$686	$467	$1.16

(in millions, except per share amounts)
	Six Months Ended March 31, 2015
	Operating Income	Pre-tax Earnings	Net Earnings Attributable to Viacom	Diluted EPS
Reported results	$973	$692	$447	$1.09
Factors Affecting Comparability:
Restructuring and programming charges	784	784	520	1.26
Loss on pension settlement	24	24	15	0.04
Discrete tax expense	—	—	23	0.05
Adjusted results	$1,781	$1,500	$1,005	$2.44

Restructuring and programming charges: We recognized a pre-tax charge of $784 million in the quarter, reflecting $578 million of programming charges and a $206 million restructuring charge associated with workforce reductions. The strategic realignment is largely complete and we anticipate that a majority of the severance will be paid by March 31, 2016. We plan to achieve net savings in fiscal 2015 of approximately $175 million as a result of the programming charges and reduced headcount requirements, and ongoing annual net savings of approximately $350 million. See Note 8 of the Consolidated Financial Statements for additional information.
Loss on pension settlement: The pre-tax non-cash charge of $24 million was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Discrete tax expense: The discrete tax expense in the six months is principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Our effective tax rate was 31.2% in the quarter, excluding the impact of the restructuring and programming charges. The inclusion of the restructuring and programming charges contributed 19.8 percentage points to the effective tax rate, which reconciles to the reported effective tax rate of 51.0%.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Our effective tax rate was 31.8% in the six months, excluding the impact of the restructuring and programming charges, the pension settlement loss and other discrete tax expense. Discrete tax expense, taken together with the impact of the restructuring and programming charges and the pension settlement loss, contributed 1 percentage point to the effective tax rate, which reconciles to the reported effective tax rate of 32.8%.

(in millions, except per share amounts)
	Quarter Ended March 31, 2014
	Operating Income	Pre-tax Earnings	Net Earnings Attributable to Viacom	Diluted EPS
Reported results	$872	$727	$502	$1.13
Factors Affecting Comparability:
Discrete tax benefits	—	—	(20)	(0.05)
Adjusted results	$872	$727	$482	$1.08

(in millions, except per share amounts)
	Six Months Ended March 31, 2014
	Operating Income	Pre-tax Earnings	Net Earnings Attributable to Viacom	Diluted EPS
Reported results	$1,832	$1,564	$1,049	$2.33
Factors Affecting Comparability:
Discrete tax benefits	—	—	(20)	(0.04)
Adjusted results	$1,832	$1,564	$1,029	$2.29

Discrete tax benefits: The discrete tax benefits are principally related to the recognition of capital loss carryforward benefits. Our effective tax rate was 32.5% and 33.0% in the quarter and six months ended March 31, 2014, respectively, excluding the impact of discrete tax benefits. In the quarter and six months ended March 31, 2014, discrete tax benefits reduced the effective tax rate by 2.8 and 1.3 percentage points, which reconcile to the reported effective tax rate of 29.7% and 31.7%, respectively.

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
Cash Flows
Cash and cash equivalents were $306 million as of March 31, 2015, a decrease of $694 million compared with September 30, 2014.
Operating Activities
Cash provided by operations was $680 million for the six months ended March 31, 2015, a decrease of $133 million compared with the six months ended March 31, 2014, primarily reflecting an increase in programming spending, partially offset by lower income tax payments.
Investing Activities
Cash used in investing activities was $59 million and $36 million for the six months ended March 31, 2015 and 2014, respectively, reflecting higher capital expenditures in the current year.
Financing Activities
Cash used in financing activities was $1.228 billion for the six months ended March 31, 2015, primarily driven by the settlement of share repurchases totaling $1.506 billion and dividend payments of $273 million, partially offset by net proceeds of $390 million from debt transactions. Proceeds of $990 million from the issuance of senior notes and debentures were partially offset by the repayment of the $600 million aggregate principal amount of our 1.250% Senior Notes due in February 2015.
Cash used in financing activities was $606 million for the six months ended March 31, 2014, primarily driven by the settlement of share repurchases of $1.830 billion and dividend payments totaling $271 million, partially offset by net proceeds of $1.485 billion from the issuance of senior notes and debentures with an aggregate principal amount of $1.5 billion.
Capital Resources
Capital Structure and Debt
Total debt was $13.230 billion as of March 31, 2015, an increase of $461 million from $12.769 billion at September 30, 2014.
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
(continued)

The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million. We utilized the net proceeds for the repayment of the $600 million aggregate principal amount of our 1.250% Senior Notes due in February 2015. We utilized the remaining proceeds for general corporate purposes, including the repurchase of shares under our stock repurchase program.
Commercial Paper
We had $75 million of commercial paper outstanding as of March 31, 2015.
Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. At March 31, 2015, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2015.
Stock Repurchase Program
During the six months ended March 31, 2015, we repurchased 21.1 million shares of Class B common stock for an aggregate purchase price of $1.5 billion, leaving $5.0 billion of remaining capacity under our program. Given recent strategic initiatives, we have temporarily paused share purchases under our program in order to stay within our target leverage ratio. We anticipate resuming stock repurchases no later than October 2015, the beginning of our 2016 fiscal year. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.
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
OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 13 to the Consolidated Financial Statements.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended March 31, 2015 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)
Month ended January 31, 2015	3,100	$68.87	3,100	$5,536
Month ended February 28, 2015	3,625	$68.14	3,625	$5,290
Month ended March 31, 2015	4,169	$69.44	4,169	$5,000
Total	10,894		10,894

(1)	There is no expiration date for the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).

10.2
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 16, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).

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

VIACOM INC.

Date: April 30, 2015	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: April 30, 2015	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)