Form 10-Q
period 2015-06-30
Viacom Inc.
filed 2015-08-06
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2015
Class A common stock, par value $0.001 per share	50,323,739
Class B common stock, par value $0.001 per share	347,460,112

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Revenues	$3,058	$3,421	$9,480	$9,792
Expenses:
Operating	1,252	1,565	4,931	4,577
Selling, general and administrative	666	718	2,118	2,134
Depreciation and amortization	56	52	168	163
Restructuring	—	—	206	—
Total expenses	1,974	2,335	7,423	6,874
Operating income	1,084	1,086	2,057	2,918
Interest expense, net	(166)	(158)	(492)	(459)
Equity in net earnings of investee companies	28	22	103	58
Loss on extinguishment of debt	—	(11)	—	(11)
Other items, net	—	3	(30)	—
Earnings from continuing operations before provision for income taxes	946	942	1,638	2,506
Provision for income taxes	(301)	(288)	(528)	(784)
Net earnings from continuing operations	645	654	1,110	1,722
Discontinued operations, net of tax	—	(1)	—	(1)
Net earnings (Viacom and noncontrolling interests)	645	653	1,110	1,721
Net earnings attributable to noncontrolling interests	(54)	(43)	(72)	(62)
Net earnings attributable to Viacom	$591	$610	$1,038	$1,659
Amounts attributable to Viacom:
Net earnings from continuing operations	$591	$611	$1,038	$1,660
Discontinued operations, net of tax	—	(1)	—	(1)
Net earnings attributable to Viacom	$591	$610	$1,038	$1,659
Basic earnings per share attributable to Viacom:
Continuing operations	$1.49	$1.43	$2.57	$3.80
Discontinued operations	—	—	—	—
Net earnings	$1.49	$1.43	$2.57	$3.80
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.47	$1.40	$2.54	$3.73
Discontinued operations	—	—	—	—
Net earnings	$1.47	$1.40	$2.54	$3.73
Weighted average number of common shares outstanding:
Basic	397.5	428.0	403.6	436.4
Diluted	401.2	435.8	408.0	444.8
Dividends declared per share of Class A and Class B common stock	$0.40	$0.33	$1.06	$0.93

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net earnings (Viacom and noncontrolling interests)	$645	$653	$1,110	$1,721
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	73	(7)	(189)	26
Defined benefit pension plans	43	—	22	—
Cash flow hedges	2	—	2	1
Available for sale securities	1	—	—	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	119	(7)	(165)	27
Comprehensive income	764	646	945	1,748
Less: Comprehensive income attributable to noncontrolling interest	57	44	69	64
Comprehensive income attributable to Viacom	$707	$602	$876	$1,684

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$421	$1,000
Receivables, net	2,720	3,066
Inventory, net	841	846
Prepaid and other assets	433	340
Total current assets	4,415	5,252
Property and equipment, net	937	1,016
Inventory, net	3,890	3,897
Goodwill	11,472	11,535
Intangibles, net	356	399
Other assets	1,025	948
Total assets	$22,095	$23,047
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$331	$475
Accrued expenses	711	969
Participants' share and residuals	797	993
Program obligations	664	703
Deferred revenue	266	259
Current portion of debt	267	18
Other liabilities	794	518
Total current liabilities	3,830	3,935
Noncurrent portion of debt	12,816	12,681
Participants' share and residuals	255	403
Program obligations	362	459
Deferred tax liabilities, net	365	266
Other liabilities	1,321	1,340
Redeemable noncontrolling interest	206	216
Commitments and contingencies (Note 6)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 50.3 and 50.9 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 347.6 and 363.3 outstanding, respectively	—	—
Additional paid-in capital	9,981	9,772
Treasury stock, 398.0 and 377.0 common shares held in treasury, respectively	(20,725)	(19,225)
Retained earnings	14,071	13,465
Accumulated other comprehensive loss	(455)	(293)
Total Viacom stockholders' equity	2,872	3,719
Noncontrolling interests	68	28
Total equity	2,940	3,747
Total liabilities and equity	$22,095	$23,047

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,110	$1,721
Discontinued operations, net of tax	—	1
Net earnings from continuing operations	1,110	1,722
Reconciling items:
Depreciation and amortization	168	163
Feature film and program amortization	3,475	2,884
Equity-based compensation	72	93
Equity in net earnings and distributions from investee companies	(99)	(30)
Deferred income taxes	38	(198)
Operating assets and liabilities, net of acquisitions:
Receivables	317	51
Inventory, program rights and participations	(3,885)	(3,239)
Accounts payable and other current liabilities	(23)	42
Other, net	(93)	(125)
Cash provided by operations	1,080	1,363
INVESTING ACTIVITIES
Acquisitions and investments, net	5	(5)
Capital expenditures	(90)	(81)
Net cash flow used in investing activities	(85)	(86)
FINANCING ACTIVITIES
Borrowings	990	1,484
Debt repayments	(600)	(600)
Purchase of treasury stock	(1,548)	(2,681)
Dividends paid	(405)	(401)
Excess tax benefits on equity-based compensation awards	45	80
Exercise of stock options	142	159
Other, net	(131)	(154)
Net cash flow used in financing activities	(1,507)	(2,113)
Effect of exchange rate changes on cash and cash equivalents	(67)	18
Net change in cash and cash equivalents	(579)	(818)
Cash and cash equivalents at beginning of period	1,000	2,403
Cash and cash equivalents at end of period	$421	$1,585

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom is home to premier global media brands that create compelling television programs, motion pictures, short-form video, apps, games, consumer products, social media and other entertainment content for audiences in 180 countries. Viacom operates through two reporting segments: Media Networks, which includes the Music & Entertainment Group, the Kids & Family Group and BET Networks, and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Insurge Pictures, MTV Films, Nickelodeon Movies and Paramount Television brands. References in this document to “Viacom”, “Company”, “we”, “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which changes the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt rather than as an asset. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and must be applied on a retrospective basis to all prior periods presented in the financial statements. In the third quarter of 2015, we adopted the new guidance which resulted in the reclassification of approximately $70 million of debt issuance costs from Other assets to Noncurrent portion of debt in our Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014.
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. The underlying core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and allows adoption either under a full retrospective or a modified retrospective approach. Early adoption is permitted, but no earlier than annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the new standard.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	June 30, 2015	September 30, 2014
Film inventory:
Released, net of amortization	$754	$664
Completed, not yet released	6	131
In process and other	853	436
Total film inventory, net of amortization	1,613	1,231
Original programming:
Released, net of amortization	1,126	1,409
In process and other	717	631
Total original programming, net of amortization	1,843	2,040
Acquired program rights, net of amortization	1,177	1,367
Home entertainment inventory	98	105
Total inventory, net	4,731	4,743
Less: current portion	(841)	(846)
Total inventory-noncurrent, net	$3,890	$3,897

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	June 30, 2015	September 30, 2014
Senior Notes and Debentures:
Senior notes due February 2015, 1.250%	$—	$600
Senior notes due September 2015, 4.250%	250	250
Senior notes due April 2016, 6.250%	917	916
Senior notes due December 2016, 2.500%	399	398
Senior notes due April 2017, 3.500%	498	497
Senior notes due October 2017, 6.125%	499	498
Senior notes due September 2018, 2.500%	497	495
Senior notes due April 2019, 2.200%	398	398
Senior notes due September 2019, 5.625%	551	551
Senior notes due December 2019, 2.750%	398	—
Senior notes due March 2021, 4.500%	493	492
Senior notes due December 2021, 3.875%	592	591
Senior notes due June 2022, 3.125%	296	295
Senior notes due March 2023, 3.250%	297	296
Senior notes due September 2023, 4.250%	1,232	1,230
Senior notes due April 2024, 3.875%	543	543
Senior debentures due December 2034, 4.850%	592	—
Senior debentures due April 2036, 6.875%	1,066	1,065
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	243	243
Senior debentures due March 2043, 4.375%	1,084	1,081
Senior debentures due June 2043, 4.875%	246	246
Senior debentures due September 2043, 5.850%	1,227	1,227
Senior debentures due April 2044, 5.250%	544	544
Capital lease and other obligations	146	168
Total debt	13,083	12,699
Less: current portion	(267)	(18)
Total noncurrent portion of debt	$12,816	$12,681

Senior Notes and Debentures
In December 2014, we issued a total of $1.0 billion of senior notes and debentures as follows:

•	2.750% Senior Notes due December 2019 with an aggregate principal amount of $400 million at a price equal to 99.986% of the principal amount.

•	4.850% Senior Debentures due December 2034 with an aggregate principal amount of $600 million at a price equal to 99.543% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million.
The total unamortized discount and issuance fees and expenses related to our senior notes and debentures was $483 million as of June 30, 2015 and $489 million as of September 30, 2014. The fair value of our senior notes and debentures was approximately $13.4 billion as of June 30, 2015. The valuation of our publicly traded debt is based on quoted prices in active markets.
In February 2015, we repaid the $600 million aggregate principal amount of our 1.250% Senior Notes.
The Senior Notes due in April 2016 are classified as long-term debt as we have the intent and the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. At June 30, 2015, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2015.
NOTE 4. PENSION BENEFITS
During the quarter ended December 31, 2014, we offered certain participants of our funded pension plan the option to receive a one-time lump-sum payment equal to the present value of their respective pension benefit. The settlement triggered a remeasurement of the net pension obligation and settlement accounting. The settlement resulted in the recognition of a non-cash settlement loss of $24 million reclassified from unrecognized actuarial loss included within Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheet.

The components of net periodic benefit cost/(income) for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost/(Income) (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$10	$11	$32	$35
Expected return on plan assets	(11)	(13)	(35)	(38)
Recognized actuarial loss	2	1	5	1
Loss on pension settlement	—	—	24	—
Net periodic benefit cost/(income)	$1	$(1)	$26	$(2)

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary, which was recently renewed. The put option now expires in February 2019 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The components of redeemable noncontrolling interest are as follows:

Redeemable Noncontrolling Interest	Nine Months Ended June 30,
(in millions)	2015	2014
Beginning balance	$216	$200
Net earnings	11	14
Distributions	(16)	(15)
Translation adjustment	(9)	14
Redemption value adjustment	4	1
Ending Balance	$206	$214

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
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $304 million as of June 30, 2015. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of June 30, 2015. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
On July 23, 2015, the European Commission’s competition authority, DG Comp, issued a Statement of Objections (the “SO”) to the six major Hollywood film studios, including Paramount Pictures ("Paramount"), and to Sky TV UK (“Sky”), in connection with DG Comp’s investigation into whether conventional territorial restrictions in agreements licensing motion pictures to Pay-TV broadcasters impeded European Union single market imperatives in an anti-competitive way. The SO directed at Paramount takes issue with certain geo-filtering provisions in Paramount’s 2009 and 2014 agreements with Sky, which are designed to enforce the territorial nature of the movie content Paramount licenses for distribution on Sky’s online and mobile Pay TV platforms. In addition, the SO challenges certain provisions in the 2009 agreement regarding Sky’s satellite distribution of Paramount films. Paramount has an opportunity to respond to the SO, and for a hearing before the European Commission. If the SO directed at Paramount is not resolved by settlement and the European Commission decides that violations have in fact occurred, it has the power to impose fines. Any such ruling would be subject to judicial review in the European Union’s General Court and, thereafter, the European Court of Justice. The full process, including appeals, could last several years. We believe that Paramount’s licensing practices in the European Union are consistent with the region’s competition and other rules, and the objections presented by the European Commission are without merit. We will vigorously defend against the claims made by the European Commission.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. We believe the lawsuit is without merit. In July 2014, Viacom answered the amended complaint and asserted counterclaims against Cablevision for having fraudulently induced Viacom to renew their affiliate agreement at the end of 2012 on terms which Cablevision intended to challenge in the courts. Cablevision answered the counterclaims in September 2014. The litigation is in the discovery phase.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2014
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$3,719	$28	$3,747	$5,193	$(3)	$5,190
Net earnings	1,038	72	1,110	1,659	62	1,721
Other comprehensive income/(loss) (1)	(162)	(3)	(165)	25	2	27
Noncontrolling interests	(4)	(29)	(33)	(1)	(26)	(27)
Dividends declared	(428)	—	(428)	(409)	—	(409)
Purchase of treasury stock	(1,500)	—	(1,500)	(2,550)	—	(2,550)
Equity-based compensation and other	209	—	209	234	—	234
Ending Balance	$2,872	$68	$2,940	$4,151	$35	$4,186

(1) The components of other comprehensive income/(loss) are net of a tax expense of $16 million for the nine months ended June 30, 2015. There was no tax impact for the nine months ended June 30, 2014.
Equity Awards
During the quarter ended June 30, 2015, we granted 3.0 million stock options and 0.8 million restricted share units with a weighted average grant date fair value of $10.93 and $65.92 per share, respectively.
NOTE 8. RESTRUCTURING AND PROGRAMMING CHARGES
Following a company-wide review across our worldwide Media Networks, Filmed Entertainment operations and corporate functions earlier in the year, we implemented significant strategic and operational improvements. These included the reorganization of three of our operating segments (Music, Entertainment and Nickelodeon) into two new segments (Music & Entertainment and Kids & Family). The new structure realigns sales, marketing, creative and support functions, increases efficiencies in program and product development, enhances opportunities to share expertise, and promotes greater cross-marketing and cross channel programming activity. We are also reallocating resources to expand our capabilities in critical business areas including data analysis, technology development and consumer insights, reflecting the rapidly changing media marketplace, shifting consumer behavior and evolving measurement practices. In connection with the strategic realignment, we recognized a pre-tax charge of $784 million in the quarter ending March 31, 2015, reflecting $578 million of programming charges, of which $432 million reflect write-downs, and a $206 million restructuring charge associated with workforce reductions. The programming charges are included within Operating expenses in the Consolidated Statement of Earnings.

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our restructuring liability related to future severance payments as of June 30, 2015 by reporting segment is as follows:

2015 Restructuring Liability
(in millions)	Media Networks	Filmed Entertainment	Corporate	Total
March 31, 2015	$137	$57	$12	$206
Severance payments	(23)	(3)	(2)	(28)
June 30, 2015	$114	$54	$10	$178

The strategic realignment is largely complete and we anticipate that a majority of the severance will be paid by March 31, 2016.
NOTE 9. EARNINGS PER SHARE
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Weighted average number of common shares outstanding, basic	397.5	428.0	403.6	436.4
Dilutive effect of equity awards	3.7	7.8	4.4	8.4
Weighted average number of common shares outstanding, diluted	401.2	435.8	408.0	444.8

Anti-dilutive common shares	8.1	2.1	5.6	0.8

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Nine Months Ended June 30,
(in millions)	2015	2014
Cash paid for interest	$479	$416
Cash paid for income taxes	$388	$686
Cash paid for income taxes in the nine months ended June 30, 2015 reflects the benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
Accounts Receivable
We had $480 million and $482 million of noncurrent trade receivables as of June 30, 2015 and September 30, 2014, respectively. The accounts receivable were primarily in the Filmed Entertainment segment, included within Other assets in our Consolidated Balance Sheets, and principally related to long-term television license arrangements. Such amounts are due in accordance with the underlying terms of the respective agreements and are principally from investment grade companies with which we have historically done business under similar terms, for which credit loss allowances are generally not considered necessary.
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

qualify as a variable interest entity (“VIE”). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Unconsolidated Variable Interest Entities: We have an unconsolidated investment in Viacom 18, a 50% owned joint venture in India with Network 18 Media and Investments Limited that qualifies as a VIE. Our aggregate investment carrying value in Viacom 18 was $72 million and $68 million as of June 30, 2015 and September 30, 2014, respectively.

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $223 million in assets and $54 million in liabilities as of June 30, 2015, and $138 million in assets and $54 million in liabilities as of September 30, 2014. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
Our effective tax rate was 31.8% in the quarter ended June 30, 2015. Our effective tax rate was 32.2% in the nine months ended June 30, 2015, which included the restructuring and programming charges, the pension settlement loss and other discrete tax expense that, when taken together, contributed 0.4 percentage points to the effective tax rate. This discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Our effective tax rate was 30.6% in the quarter ended June 30, 2014. Our effective tax rate was 31.3% in the nine months ended June 30, 2014, which included the loss on extinguishment of debt and discrete tax benefits that reduced the effective tax rate by 0.8 percentage points. This discrete tax benefit was principally related to the recognition of capital loss carryforward benefits.
NOTE 11. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2015 and September 30, 2014:

Financial Asset/(Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2015
Marketable securities	$116	$116	$—	$—
Derivatives	—	—	—	—
Total	$116	$116	$—	$—
September 30, 2014
Marketable securities	$107	$107	$—	$—
Derivatives	(8)	—	(8)	—
Total	$99	$107	$(8)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $962 million and $628 million as of June 30, 2015 and September 30, 2014, respectively. At June 30, 2015, $548 million related to our foreign currency balances, $148 million related to our anticipated investment in Prism TV Private Limited (“Prism”) and $266 million related to future production and programming costs. On July 31, 2015, we acquired a 50% interest in Prism, an owner and operator of regional entertainment channels in India, for 9.4 billion rupees (approximately $153 million). We will account for our investment in Prism under the equity method of accounting. At September 30, 2014, $390 million related to our foreign currency balances, $154 million related to the anticipated investing cash flows and $84 million related to future production costs.
As described in Note 8, we recognized impairment charges related to the write-down of certain programming and films. The impairment charges reflect the excess of the unamortized cost of the impaired programs and films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Revenues by Segment	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Media Networks	$2,597	$2,591	$7,703	$7,507
Filmed Entertainment	479	856	1,858	2,368
Eliminations	(18)	(26)	(81)	(83)
Total revenues	$3,058	$3,421	$9,480	$9,792

Adjusted Operating Income/(Loss)	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Media Networks	$1,114	$1,121	$3,121	$3,184
Filmed Entertainment	48	55	(11)	(8)
Corporate expenses	(58)	(61)	(176)	(164)
Eliminations	1	1	3	(1)
Equity-based compensation	(21)	(30)	(72)	(93)
Restructuring and programming charges	—	—	(784)	—
Loss on pension settlement	—	—	(24)	—
Operating income	1,084	1,086	2,057	2,918
Interest expense, net	(166)	(158)	(492)	(459)
Equity in net earnings of investee companies	28	22	103	58
Loss on extinguishment of debt	—	(11)	—	(11)
Other items, net	—	3	(30)	—
Earnings from continuing operations before provision for income taxes	$946	$942	$1,638	$2,506

Total Assets	June 30, 2015	September 30, 2014
(in millions)
Media Networks	$17,140	$17,647
Filmed Entertainment	5,874	5,440
Corporate/Eliminations	(919)	(40)
Total assets	$22,095	$23,047

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Component	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Advertising	$1,223	$1,249	$3,762	$3,698
Feature film	433	775	1,712	2,203
Affiliate fees	1,244	1,224	3,522	3,404
Ancillary	176	199	565	570
Eliminations	(18)	(26)	(81)	(83)
Total revenues	$3,058	$3,421	$9,480	$9,792

Certain prior year revenues for the Filmed Entertainment segment have been reclassified to conform to the current year presentation.
NOTE 13. RELATED PARTY TRANSACTIONS
National Amusements, Inc. (“NAI”), directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2015 and 2014, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $6 million and $8 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, which was extended in May 2015, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $75 million to CBS during the nine months ended June 30, 2015. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Consolidated Statement of Earnings
Revenue	$32	$47	$124	$158
Operating expenses	$42	$66	$190	$219

			June 30, 2015	September 30, 2014
Consolidated Balance Sheets
Accounts receivable			$4	$5

Accounts payable			$1	$2
Participants’ share and residuals, current			69	100
Program obligations, current			79	87
Program obligations, noncurrent			65	104
Other liabilities			4	9
Total due to CBS			$218	$302

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Consolidated Statement of Earnings
Revenue	$24	$29	$82	$109
Operating expenses	$9	$7	$30	$37
Selling, general and administrative	$(5)	$(4)	$(11)	$(10)

			June 30, 2015	September 30, 2014
Consolidated Balance Sheets
Account receivable			$53	$84
Other assets			2	1
Total due from other related parties			$55	$85

Accounts payable			$7	$2
Other liabilities			45	37
Total due to other related parties			$52	$39

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2015, compared with the quarter and nine months ended June 30, 2014. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014, and of our outstanding debt, commitments and contingencies existing as of June 30, 2015.
OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form video, apps, games, consumer products, social media and other entertainment content for audiences in 180 countries. Our media networks, including Nickelodeon®, COMEDY CENTRAL®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Channel 5® (UK), Logo®, Nicktoons®, TeenNick® and Paramount Channel™, reach a cumulative 3.4 billion television subscribers worldwide. Paramount Pictures® is a major global producer and distributor of filmed entertainment.
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
Filmed Entertainment
Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment revenues, which include sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content distributed on behalf of Viacom and third parties, transactional video-on-demand and download-to-own services, (iii) licensing of film and television exhibition rights to pay and basic cable television, broadcast television, syndicated television and subscription video-on-demand services and (iv) ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products and theme parks, and distribution of content specifically developed for digital platforms and game distribution.
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
(continued)

RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters and nine months ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2015	2014	$	%	2015	2014	$	%
Revenues	$3,058	$3,421	$(363)	(11)%	$9,480	$9,792	$(312)	(3)%
Operating income	1,084	1,086	(2)	—	2,057	2,918	(861)	(30)
Adjusted operating income	1,084	1,086	(2)	—	2,865	2,918	(53)	(2)
Net earnings from continuing operations attributable to Viacom	591	611	(20)	(3)	1,038	1,660	(622)	(37)
Adjusted net earnings from continuing operations attributable to Viacom	591	618	(27)	(4)	1,596	1,647	(51)	(3)
Diluted EPS from continuing operations	1.47	1.40	0.07	5	2.54	3.73	(1.19)	(32)
Adjusted diluted EPS from continuing operations	$1.47	$1.42	$0.05	4%	$3.91	$3.70	$0.21	6%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues decreased $363 million, or 11%, to $3.058 billion in the quarter ended June 30, 2015. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues declined 9%. Filmed Entertainment revenues decreased $377 million, or 44%, as revenues were lower across distribution windows and Media Networks revenues were slightly higher. Excluding an unfavorable 3% and 2% impact of foreign exchange, Filmed Entertainment revenues declined 41% and Media Networks revenues increased 2%, respectively.
Worldwide revenues decreased $312 million, or 3%, to $9.480 billion in the nine months ended June 30, 2015. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues declined 1%. Filmed Entertainment revenues decreased $510 million, or 22%, driven by lower revenues across distribution windows. Media Networks revenues increased $196 million, or 3%, due to higher affiliate fees revenues, as well as an increase in advertising revenues driven by the acquisition of Channel 5 Broadcast Limited ("Channel 5") in September 2014, partially offset by the impact of foreign exchange. Excluding an unfavorable 1% and 3% impact of foreign exchange, Media Networks revenues increased 4% and Filmed Entertainment revenues declined 19%, respectively.
Operating Income
Adjusted operating income was substantially flat at $1.084 billion in the quarter. Adjusted operating income decreased $53 million, or 2%, to $2.865 billion in the nine months, as higher revenues at Media Networks were more than offset by an increase in programming and promotional expenses. Adjusted results in the nine months exclude the impact of restructuring and programming charges totaling $784 million and a non-cash pension settlement loss of $24 million. Including the impact of the restructuring and programming charges and pension settlement loss, operating income decreased $861 million, or 30%.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income/(loss) for each of the Media Networks and Filmed Entertainment segments.

Net Earnings from Continuing Operations Attributable to Viacom
Adjusted net earnings from continuing operations attributable to Viacom decreased $27 million, or 4%, to $591 million in the quarter, principally due to a higher effective income tax rate and the impact of net earnings attributable to noncontrolling interests.
Adjusted net earnings from continuing operations attributable to Viacom decreased $51 million, or 3%, to $1.596 billion in the nine months, principally due to the decline in tax-effected operating income described above, increased interest expense, reflecting higher levels of debt outstanding, and foreign currency exchange losses, partially offset by higher income from equity in net earnings of investee companies and a lower effective income tax rate.
Our effective income tax rate was 31.8% in the quarter and nine months, compared with 30.6% and 32.1% in the quarter and nine months ended June 30, 2014, respectively, excluding the impact of discrete tax items.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Adjusted diluted EPS from continuing operations increased $0.05 per diluted share to $1.47 in the quarter principally reflecting fewer shares outstanding. Adjusted diluted EPS from continuing operations increased $0.21 to $3.91 in the nine months, principally reflecting fewer shares outstanding, partially offset by the impact of foreign exchange, which had a $0.09 unfavorable impact.
Adjusted results attributable to Viacom in the quarter ended June 30, 2014 exclude a loss on extinguishment of debt. Including this item, net earnings from continuing operations attributable to Viacom decreased $20 million, or 3%, and diluted EPS from continuing operations increased $0.07.
Adjusted results attributable to Viacom in the nine months ended June 30, 2015 exclude the restructuring and programming charges and the pension settlement loss noted above, as well as discrete taxes. For the nine months ended June 30, 2014 adjusted results attributable to Viacom exclude the loss on extinguishment of debt and discrete taxes. Including these items, net earnings from continuing operations attributable to Viacom decreased $622 million, or 37%, to $1.038 billion and diluted EPS from continuing operations declined $1.19 to $2.54 in the nine months.
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
Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2015	2014	$	%	2015	2014	$	%
Revenues by Component
Advertising	$1,223	$1,249	$(26)	(2)%	$3,762	$3,698	$64	2%
Affiliate fees	1,244	1,224	20	2	3,522	3,404	118	3
Ancillary	130	118	12	10	419	405	14	3
Total revenues by component	$2,597	$2,591	$6	—	$7,703	$7,507	$196	3%
Expenses
Operating	$944	$907	$(37)	(4)%	$2,888	$2,636	$(252)	(10)%
Selling, general and administrative	497	527	30	6	1,570	1,579	9	1
Depreciation and amortization	42	36	(6)	(17)	124	108	(16)	(15)
Total expenses	$1,483	$1,470	$(13)	(1)%	$4,582	$4,323	$(259)	(6)%
Adjusted Operating Income	$1,114	$1,121	$(7)	(1)%	$3,121	$3,184	$(63)	(2)%

Revenues
Worldwide revenues were up slightly at $2.597 billion in the quarter ended June 30, 2015. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues increased 2% in the quarter. Domestic revenues decreased $71 million, or 3%, to $2.169 billion in the quarter due to lower advertising revenues. International revenues grew 22% to $428 million in the quarter primarily due to the acquisition of Channel 5, partially offset by foreign exchange, which had a 10-percentage point unfavorable impact on international revenues in the quarter.
Worldwide revenues increased $196 million, or 3%, to $7.703 billion in the nine months ended June 30, 2015, driven by higher affiliate fee and advertising revenues. Excluding an unfavorable 1% impact of foreign exchange, worldwide revenues increased 4% in nine months. Domestic revenues decreased $68 million, or 1%, to $6.315 billion in the nine months due to lower advertising revenues partially offset by higher affiliate fee revenues. International revenues grew 23% to $1.388 billion in the nine months primarily due to the acquisition of Channel 5, partially offset by foreign exchange, which had a 10-percentage point unfavorable impact on international revenues in the nine months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Advertising
Worldwide advertising revenues decreased $26 million, or 2%, to $1.223 billion in the quarter and increased $64 million, or 2%, to $3.762 billion in the nine months. Domestic advertising revenues decreased 9% in the quarter and 7% in the nine months. While pricing remained essentially flat, softer ratings caused lower audience delivery, reducing impressions and associated revenue. International advertising revenues increased 58% in the quarter and 65% in the nine months, driven by the acquisition of Channel 5, partially offset by the impact of foreign exchange, which had an 11-percentage point and 10-percentage point unfavorable impact on international advertising revenues in the quarter and nine months, respectively.
Affiliate Fees
Worldwide affiliate fee revenues increased $20 million, or 2%, to $1.244 billion in the quarter, and $118 million, or 3%, to $3.522 billion in the nine months, driven by rate increases. Domestic affiliate revenues increased 2% and 5% in the quarter and nine months, respectively. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues grew in the mid-single digits. International affiliate revenues decreased 3% and 4% in the quarter and nine months, respectively, principally due to foreign exchange, partially offset by an increase in revenues driven by the launch of new channels and new distribution agreements. Foreign exchange had an 11-percentage point and 10-percentage point unfavorable impact on international affiliate revenues in the quarter and nine months, respectively.
Expenses
Total expenses increased $13 million, or 1%, to $1.483 billion in the quarter and increased $259 million, or 6%, to $4.582 billion in the nine months.
Operating
Operating expenses increased $37 million, or 4%, to $944 million in the quarter and $252 million, or 10%, to $2.888 billion in the nine months.

Programming costs increased $27 million, or 3%, in the quarter and $214 million, or 9%, in the nine months, driven by the acquisition of Channel 5, partially offset by the benefit associated with recent programming charges. Distribution and other expenses increased $10 million, or 10%, in the quarter and $38 million, or 13% in the nine months, principally due to Channel 5 distribution costs.
Selling, General and Administrative
SG&A expenses decreased $30 million, or 6%, to $497 million in the quarter primarily due to lower employee costs, including the benefit of cost savings from our recent restructuring activities, as well as lower incentive compensation.
SG&A expenses decreased $9 million, or 1%, to $1.570 billion in the nine months, driven by the impact of foreign exchange, partially offset by the acquisition of Channel 5.
Depreciation and Amortization
Depreciation and amortization increased $6 million, or 17%, to $42 million and $16 million, or 15%, to $124 million in the quarter and nine months, respectively, driven by the acquisition of Channel 5.
Adjusted Operating Income
Adjusted operating income decreased $7 million, or 1%, to $1.114 billion in the quarter and decreased $63 million, or 2%, to $3.121 billion in the nine months, reflecting the operating results discussed above and a 1-percentage point unfavorable foreign exchange impact in both the quarter and nine months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2015	2014	$	%	2015	2014	$	%
Revenues by Component
Theatrical	$20	$264	$(244)	(92)%	$394	$652	$(258)	(40)%
Home entertainment	199	284	(85)	(30)	709	813	(104)	(13)
License fees	214	227	(13)	(6)	609	738	(129)	(17)
Ancillary	46	81	(35)	(43)	146	165	(19)	(12)
Total revenues by component	$479	$856	$(377)	(44)%	$1,858	$2,368	$(510)	(22)%
Expenses
Operating	$328	$685	$357	52%	$1,550	$2,023	$473	23%
Selling, general and administrative	90	102	12	12	280	302	22	7
Depreciation and amortization	13	14	1	7	39	51	12	24
Total expenses	$431	$801	$370	46%	$1,869	$2,376	$507	21%
Adjusted Operating Income/(Loss)	$48	$55	$(7)	(13)%	$(11)	$(8)	$(3)	(38)%

Revenues
Worldwide revenues decreased $377 million, or 44%, to $479 million, and $510 million, or 22%, to $1.858 billion in the quarter and nine months ended June 30, 2015, respectively. Excluding an unfavorable 3% impact of foreign exchange, worldwide revenues declined 41% and 19% in the quarter and nine months, respectively. Domestic revenues were $266 million, a decrease of 34%, and $1.007 billion, a decrease of 11%, in the quarter and nine months, respectively. International revenues were $213 million, a decrease of 53%, and $851 million, a decrease of 31%, with foreign exchange having a 5-percentage point and 6-percentage point unfavorable impact on international revenues, in the quarter and nine months, respectively.
Theatrical
Worldwide theatrical revenues decreased $244 million, or 92%, to $20 million in the quarter, largely due to the timing of our summer tentpole releases. In the prior year, Transformers: Age of Extinction was released in our third fiscal quarter, while this year's summer tentpoles, Terminator: Genisys and Mission: Impossible - Rogue Nation, were widely released in our fourth fiscal quarter. As a result, revenues from our current quarter releases decreased $145 million. Carryover revenues decreased $99 million principally due to revenues from Noah in the prior year quarter. Domestic theatrical revenues decreased 98% and international theatrical revenues decreased 90%. Foreign exchange had a 1-percentage point unfavorable impact on international theatrical revenues.
Worldwide theatrical revenues decreased $258 million, or 40%, to $394 million in the nine months. Revenues from our current year releases were lower by $311 million due to the timing and mix of releases. Significant current year releases included The SpongeBob Movie: Sponge Out of Water, Interstellar, Selma and The Gambler, while the prior year included Noah, Transformers: Age of Extinction, Anchorman 2: The Legend Continues, Jackass Presents: Bad Grandpa and The Wolf of Wall Street. Carryover revenues were $53 million higher driven by the release of Teenage Mutant Ninja Turtles in the fourth fiscal quarter of the prior year. Domestic theatrical revenues decreased 25% and international theatrical revenues decreased 54%. Foreign exchange had a 6-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $85 million, or 30%, to $199 million in the quarter principally due to lower revenues on distribution and catalog titles. Domestic home entertainment revenues decreased 18% and international home entertainment revenues decreased 50%. Foreign exchange had a 10-percentage point unfavorable impact on international home entertainment revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Worldwide home entertainment revenues decreased $104 million, or 13%, to $709 million in the nine months principally reflecting lower revenues from distribution titles. Higher revenues from current year releases were offset by lower carryover revenues from prior year releases. Significant titles in the current year included Teenage Mutant Ninja Turtles, Interstellar, Hercules and The SpongeBob Movie: Sponge Out of Water, while the prior year included The Wolf of Wall Street, Jackass Presents: Bad Grandpa and Anchorman 2: The Legend Continues. Domestic home entertainment revenues increased 8%, primarily driven by strong domestic performance of Teenage Mutant Ninja Turtles, while international home entertainment revenues decreased 34%. Foreign exchange had a 7-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees decreased $13 million, or 6%, to $214 million, and $129 million, or 17%, to $609 million, in the quarter and nine months, respectively, primarily driven by the number and mix of available titles.
Ancillary
Ancillary revenues decreased $35 million, or 43%, to $46 million, and $19 million, or 12%, to $146 million, in the quarter and nine months, respectively, primarily driven by the benefit of the sale of certain distribution rights in the prior year.
Expenses
Total expenses decreased $370 million, or 46%, to $431 million, and $507 million, or 21%, to $1.869 billion, in the quarter and nine months, respectively, principally driven by a decline in operating expenses.
Operating
Operating expenses decreased $357 million, or 52%, to $328 million, and $473 million, or 23%, to $1.550 billion, in the quarter and nine months, respectively. Film costs decreased $168 million, or 44%, in the quarter and $205 million, or 20%, in the nine months, primarily as a result of lower participation costs. Distribution and other costs, principally print and advertising expenses, decreased $189 million, or 62%, in the quarter and $268 million, or 27%, for the nine months driven by the timing and mix of current year theatrical titles.

Selling, General and Administrative
SG&A expenses decreased $12 million, or 12%, to $90 million, and $22 million, or 7%, to $280 million in the quarter and nine months, respectively, primarily driven by lower employee costs.

Depreciation and Amortization
Depreciation and amortization decreased $1 million, or 7%, to $13 million in the quarter. In the nine months, depreciation and amortization decreased $12 million, or 24%, to $39 million, driven by a decline in amortization expense associated with an intangible asset becoming fully amortized in the prior year.

Adjusted Operating Income/(Loss)
Adjusted operating income was $48 million for the quarter ended June 30, 2015 compared with $55 million for the quarter ended June 30, 2014, a decline of $7 million. Adjusted operating loss was $11 million for the nine months ended June 30, 2015 compared with an adjusted operating loss of $8 million for the nine months ended June 30, 2014. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters and nine months ended June 30, 2015 and 2014 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.
There were no adjustments to our results for the quarter ended June 30, 2015. The following tables reconcile our adjusted measures to our reported results for the nine months ended June 30, 2015 and quarter and nine months ended June 30, 2014. The tax impacts included in the tables have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Nine Months Ended June 30, 2015
	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$2,057	$1,638	$1,038	$2.54
Factors Affecting Comparability:
Restructuring and programming charges	784	784	520	1.27
Loss on pension settlement	24	24	15	0.04
Discrete tax expense	—	—	23	0.06
Adjusted results	$2,865	$2,446	$1,596	$3.91

Restructuring and programming charges: We recognized a pre-tax charge of $784 million, reflecting $578 million of programming charges and a $206 million restructuring charge associated with workforce reductions. The strategic realignment is largely complete and we anticipate that a majority of the severance will be paid by March 31, 2016. We plan to achieve net savings in fiscal 2015 of approximately $175 million as a result of the programming charges and reduced headcount requirements, and ongoing annual net savings of approximately $350 million. See Note 8 of the Consolidated Financial Statements for additional information.
Loss on pension settlement: The pre-tax non-cash charge of $24 million was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Discrete tax expense: The discrete tax expense is principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Our effective tax rate was 31.8% in the quarter and nine months ended June 30, 2015, respectively, with the nine months excluding the impact of the restructuring and programming charges, the pension settlement loss and other discrete tax expense. Discrete tax expense, taken together with the impact of the restructuring and programming charges and the pension settlement loss, contributed 0.4 percentage points to the effective tax rate, which reconciles to the reported effective tax rate of 32.2% in the nine months.

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

Loss on extinguishment of debt: The pre-tax extinguishment loss of $11 million in the quarter ended June 30, 2014 was driven by the redemption of all $600 million of our outstanding 4.375% Senior Notes due September 2014.
Discrete tax benefits: The discrete tax benefits are principally related to the recognition of capital loss carryforward benefits.
Our effective tax rate was 30.6% in the quarter ended June 30, 2014. For the nine months ended June 30, 2014, our effective tax rate was 32.1%, excluding the impact of the loss on extinguishment of debt and discrete tax benefits. In the nine months, the discrete tax benefit, taken together with the impact of the loss on extinguishment of debt, reduced the effective tax rate by a 0.8 percentage point, which reconcile to the reported effective tax rate of 31.3%.

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
Cash Flows
Cash and cash equivalents were $421 million as of June 30, 2015, a decrease of $579 million compared with September 30, 2014.
Operating Activities
Cash provided by operations was $1.080 billion for the nine months ended June 30, 2015, a decrease of $283 million compared with the nine months ended June 30, 2014, primarily reflecting an increase in programming spending, partially offset by lower income tax payments.
Investing Activities
Cash used in investing activities was $85 million and $86 million for the nine months ended June 30, 2015 and 2014, respectively.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Financing Activities
Cash used in financing activities was $1.507 billion for the nine months ended June 30, 2015, primarily driven by the settlement of share repurchases totaling $1.548 billion and dividend payments of $405 million, partially offset by net proceeds of $390 million from debt transactions. Proceeds of $990 million from the issuance of senior notes and debentures with an aggregate principal amount of $1.0 billion were partially offset by the repayment of the $600 million aggregate principal amount of our 1.250% Senior Notes due in February 2015.
Cash used in financing activities was $2.113 billion for the nine months ended June 30, 2014, primarily driven by the settlement of share repurchases of $2.681 billion and dividend payments totaling $401 million, partially offset by net proceeds of $884 million from debt transactions. Proceeds of $1.484 billion from the issuance of senior notes and debentures with an aggregate principal amount of $1.5 billion were partially offset by the debt extinguishment payment of $600 million.
Capital Resources
Capital Structure and Debt
Total debt was $13.083 billion as of June 30, 2015, an increase of $384 million from $12.699 billion at September 30, 2014.
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
Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. At June 30, 2015, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2015.
Stock Repurchase Program
During the nine months ended June 30, 2015, we repurchased 21.1 million shares of Class B common stock for an aggregate purchase price of $1.5 billion, leaving $5.0 billion of remaining capacity under our program. Given recent strategic initiatives, we have temporarily paused share purchases under our program in order to stay within our target leverage ratio. We anticipate resuming stock repurchases in October 2015. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*
Amendment, dated May 20, 2015, to Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010), as amended by Letter Agreement dated August 6, 2012 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Viacom Inc. filed November 15, 2012) (File No. 001-32686).

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

VIACOM INC.

Date: August 6, 2015	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 6, 2015	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)