Form 10-K
period 2015-09-30
Viacom Inc.
filed 2015-11-12
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of the close of business on March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were 50,380,722 shares of the registrant’s Class A common stock, par value $0.001 per share, and 346,563,969 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 31, 2015 was approximately $710.3 million (based upon the closing price of $68.72 per share as reported by the NASDAQ Global Select Market on March 31, 2015, the last trading day of the quarter). The aggregate market value of Class B common stock held by non-affiliates as of March 31, 2015 was approximately $23.5 billion (based upon the closing price of $68.30 per share as reported by the NASDAQ Global Select Market on March 31, 2015, the last trading day of the quarter).
As of November 4, 2015, 49,476,685 shares of our Class A common stock and 347,166,576 shares of our Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Viacom Inc.’s Notice of 2016 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

PART I
Item 1. Business.
OVERVIEW
Viacom is home to premier global media brands that create compelling television programs, motion pictures, short-form content, applications (“apps”), games, consumer products, social media experiences and other entertainment content for audiences in 180 countries. We operate through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Media Networks
Our Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content for our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through traditional cable and satellite distribution, on connected TVs, PCs, tablets and other mobile devices, and using apps, browsers and other interfaces.
Viacom Media Networks operates our media networks businesses through three brand groups: Music & Entertainment, Kids & Family and BET Networks. Viacom Media Networks and its international operations reach approximately 510 million households in 180 countries and through 43 languages worldwide, via more than 250 locally programmed and operated TV channels, including Nickelodeon®, Comedy Central®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Channel 5® (UK), Logo®, Nicktoons®, TeenNick® and Paramount Channel™, among others. Viacom Media Networks also provides extensive online, mobile and app experiences.
As part of our 2015 strategic realignment, we reorganized three of our Media Networks operating segments - Music, Nickelodeon and Entertainment - into two new segments: Music & Entertainment and Kids & Family. The new structure realigns sales, marketing, creative and support functions, increases efficiencies in program and product development, enhances opportunities to share expertise, and promotes greater cross-marketing and cross-channel programming activity. We are also reallocating resources to expand our capabilities in critical business areas including original programming, data analysis, technology development and consumer insights, reflecting the rapidly changing media marketplace, shifting consumer behavior and evolving measurement practices.
Our Media Networks segment generates revenues from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 78%, 73% and 69% of our revenues for the fiscal years 2015, 2014 and 2013, respectively, after the elimination of intercompany revenues.
Filmed Entertainment
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Paramount Animation®, Insurge Pictures®, Nickelodeon MoviesTM, MTV Films® and Paramount TelevisionTM brands. Paramount Pictures is a major global producer and distributor of filmed entertainment and has a library consisting of approximately 3,300 motion pictures and a small number of television programs. Paramount distributes motion pictures theatrically and through download-to-own, DVD and Blu-ray discs, transactional video-on-demand, subscription video-on-demand, pay, basic cable and free television and other platforms in the United States and internationally for itself and for third parties. Paramount TelevisionTM develops and produces programming for television and video-on-demand platforms.
Our Filmed Entertainment segment generates revenues primarily from the release and/or distribution of motion pictures theatrically, through home entertainment, and through television and digital licensing and ancillary activities. Revenues from the Filmed Entertainment segment accounted for 22%, 27% and 31% of our revenues for the fiscal years 2015, 2014 and 2013, respectively, after the elimination of intercompany revenues.

Business Strategy
We produce and distribute television programming, motion pictures and other creative entertainment content to serve diverse audiences worldwide. We manage our global portfolio of brands with creativity, expertise and discipline to provide entertainment experiences across a wide variety of media platforms and engage consumers in many facets of their lives. With this in mind, our strategic priorities are to:

•
Intensify our focus on the creation of high-quality original cable television programming and motion pictures, which are the primary drivers of multi-platform viewing and engagement as well as original content for new platforms, including mobile;

•
Work with our business partners, while retaining maximum flexibility and rights ownership, to apply technology-driven innovation to expand the distribution of our content and improve the consumer experience across multiple platforms;

•	Pioneer new methods to improve monetization and measurement of viewing of, and audience engagement with, our content across all platforms; and

•	Continue to build our international scale and capabilities by capitalizing on opportunities in new markets and expanding our reach in existing territories with the most potential for growth.
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
MEDIA NETWORKS
The Media Networks segment is comprised of three brand groups - Music & Entertainment, Kids & Family and BET Networks - that operate as Viacom Media Networks. Viacom Media Networks operates our media networks businesses in the United States and internationally.
Media Networks Revenues
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from cable television operators, direct-to-home satellite television operators, mobile networks, video-on-demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, sale of content on DVDs and Blu-ray discs, licensing of our content for download-to-own and download-to-rent services and television syndication. In fiscal year 2015, advertising revenues, affiliate fees and ancillary revenues were approximately 48%, 47% and 5%, respectively, of total revenues for the Media Networks segment.
Advertising Revenues
Our advertising revenues generally depend on the number of viewers and viewership demographics. Ratings and demographic information for advertising purposes are determined by third-party research companies such as The Nielsen Company (US), LLC (“Nielsen”), and by a combination of third- and first-party data.
Our media networks properties target key audiences attractive to advertisers. For example, MTV targets teen and young adult demographics, Nickelodeon targets kids and their families and BET targets African-American audiences. Demand and pricing for our advertising depend on the attractiveness of our offerings to advertisers, viewership, and overall market conditions. We also drive additional demand through integrated sales of multi-platform advertising and marketing opportunities and through our integrated marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers.
Domestically, we sell a certain amount of our advertising inventory in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely established in our third fiscal quarter and reflected in advertising revenue principally beginning in the first quarter of our subsequent fiscal year as marketing plans are finalized and orders are fulfilled to deliver advertising across various programs and dayparts. Pricing for advertising within our program services is generally established based on projected impression delivery, which may be guaranteed on a fixed price per impression unit basis. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver additional units, reducing inventory available for scatter sales. Scatter advertising is sold throughout the year at pricing reflecting market conditions at the time of sale and customization of services delivered. Most scatter advertising is also sold based on impression guarantees. To the extent we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience rating has been satisfied.

Internationally, advertising markets vary from jurisdiction to jurisdiction; however, we do not typically sell our inventory in advance in an upfront market. The majority of our international inventory is sold in the equivalent of the U.S. scatter market, and in a number of markets we are represented by third-party sales houses. The terms of these relationships vary. In the United Kingdom, for example, which is our largest market outside the U.S., we are represented by a third party to whom we sell the inventory on our television channels in the form of commercial impacts at a pre-agreed price. This third party then resells those impacts to UK agencies and advertisers.
Our advertising revenues may be affected by the strength of advertising markets and general economic conditions, and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the success of our programming, the timing of availability of new episodes of popular programming and the performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, the timing of holidays and significant programming events such as awards shows or premieres. Typically, advertising revenues are highest in the first and fourth quarters of our fiscal year.
We continue to invest in proprietary data platforms and advanced analytics that enable our customers to better target and measure the impact of their advertising. Viacom VantageTM combines our first-party data with third-party data from multiple sources in a predictive environment to deliver enhanced consumer targeting and campaign measurement. Viacom EchoTM offers enhanced measurement for advertisers looking to tap into our significant social reach. Customized programs and proprietary analytics provide a strategic perspective on engagement across multiple social platforms including Facebook, Twitter, Snapchat and Tumblr.
Affiliate Revenues
Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Under certain other distribution agreements, we make multiple programs available for distribution on one or more dates, and our revenue under these arrangements may fluctuate depending on the initial availability of the programs licensed.
Ancillary Revenues
Our ancillary revenues are principally derived from (i) consumer products and brand licensing, including the licensing of popular characters from our programs and digital properties for consumer products (such as toys and apparel), interactive games and publishing across all platforms (including mobile and console), and recreation experiences (such as hotels, theme parks and live entertainment), (ii) distribution of our programming in the home entertainment market through the licensing of content for download-to-own and download-to-rent services and the sale of DVDs and Blu-ray discs and (iii) television syndication. Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available during a particular period and acceptance of our or our partners’ products.
Media Networks Properties
Viacom Media Networks operates our media networks businesses through three brand groups based on target audience, similarity of programming and other factors: Music & Entertainment, Kids & Family and BET Networks. Our core media networks experiences are generally delivered via linear networks, video-on-demand, streaming, apps and other connected experiences delivered over cable, satellite, the Internet and mobile networks by a variety of distribution partners.
Worldwide, Viacom Media Networks’ program services reach approximately 510 million households in 180 countries via more than 250 locally programmed and operated TV channels and hundreds of online, mobile and app experiences. Viacom Media Networks’ online properties collectively averaged approximately 56.4 million unique visitors per month domestically during the quarter ended September 30, 2015.
Through Viacom International Media Networks (“VIMN”), Viacom Media Networks operates the international extensions of our multimedia brands MTV, VH1, Nickelodeon, Comedy Central, BET and SPIKE, certain program services created specifically for international and/or non-English speaking audiences, such as the Paramount Channel and Colors in India, and British public service broadcaster Channel 5, one of UK broadcasting’s premier brands. VIMN continues to grow Viacom Media Networks’ international operations into a strategically integrated portfolio, leveraging content, technology and expertise across brands and regions.

Our most important media networks properties are discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen, and the Internet monthly unique user and video stream data is according to comScore Media/Video Metrix (U.S. data only unless otherwise indicated). International reach statistics are derived from internal data coupled with external sources when available.
Music & Entertainment
The Music & Entertainment group includes brands, content and services that generally target music-lovers, youth and young adults in varying portions of the 12-34 demographic, male audiences in the 18-49 demographic, and gays, lesbians and their families and friends. Our principal properties in this group include:

COMEDY CENTRAL
•
Comedy Central, whose programs garnered 26 Emmy nominations and 8 Emmy awards in 2015, is a leading destination for comedic talent and all things comedy, featuring award-winning “fake news” programs, stand-up and sketch comedy, sitcoms and animated programming. Comedy Central also operates a live comedy touring business.

•
Programming highlights in fiscal year 2015 included the series premieres of Broad City and The Nightly Show with Larry Wilmore, as well as Emmy® and Peabody® Award-winning series The Daily Show with Jon Stewart, Key & Peele, Tosh.0, Workaholics, the Comedy Central Roast of Justin Bieber, South Park, The Colbert Report, Inside Amy Schumer and @midnight with Chris Hardwick.

•	Comedy Central reached approximately 92.4 million domestic television households in September 2015 and approximately 264.5 million households in more than 122 countries worldwide.
•
Comedy Central’s online, mobile and app experiences include comedycentral.com, a leading online video platform featuring exclusive Comedy Central content; Jokes.com; and a number of apps such as CC: Stand Up and Comedy Central’s "TV Everywhere" app, which offers full episodes of its shows the day after they air and stand-up specials, among other content. In the quarter ended September 30, 2015, the Comedy Central online properties averaged approximately 10.8 million monthly unique visitors and, according to internal data, approximately 41 million content video streams each month. As of September 30, 2015, the Comedy Central "TV Everywhere" app had been downloaded approximately 5.2 million times.

MTV
•
MTV is a leading global brand, multimedia destination and content producer targeting the millennial generation. MTV offers content built around compelling scripted and reality storytelling, music discovery and activism across television and social media, and connected experiences, including through the MTV app, which features short-form videos and full episodes.

•
Programming highlights in fiscal year 2015 included the premiere of Scream, which was the number one scripted series launch of the 2015 summer season across all ad-supported cable, new docu-series Todrick and returning hits such as Finding Carter, Awkward, Faking It, Are You the One?, Girl Code, Catfish: the TV Show, Challenge: Battle of the Exes, Teen Wolf, Teen Mom 2 and The Real World: Skeletons. Also featured were MTV’s tentpole events, such as the 2015 MTV Video Music Awards, which was watched live by approximately 9.8 million viewers domestically across all airings, had 5.9 million video streams and 21.4 million tweets during the night of the show, and had 41 million video streams and 73 million views across platforms during and in the three days following the initial airing. According to Nielsen Social, the 2015 VMAs were the most tweeted-about nonsporting event since Nielsen began tracking social media in October 2011. The 2015 MTV Movie Awards were watched by approximately 29 million viewers domestically across all airings the night it premiered.

•
MTV reached approximately 91.4 million domestic television households in September 2015 and approximately 411.7 million households in 178 countries worldwide via over 43 MTV-branded channels. The MTV brand reaches many more households through branded programming blocks on third-party broadcasters and through apps, streaming and downloads.

•
MTV’s online, mobile and app experiences feature a diverse array of music, entertainment and pop culture content, including exclusive music performances, news, interviews and series. Each digital and mobile platform complements MTV’s television programming and enhances audience engagement, including through social media interactions with cast members and access to exclusive content. MTV also has a number of branded apps, including MTV and MTV News. In the quarter ended September 30, 2015, MTV.com averaged approximately 21 million monthly unique visitors and approximately 47.5 million content video streams each month. As of September 30, 2015, MTV had a social footprint of approximately 214 million followers, with 174 million fans across all MTV Facebook pages and approximately 33 million followers across all MTV accounts on Twitter, Instagram, Foursquare, Tumblr, Vine, Pinterest and Snapchat. MTV-branded apps had been downloaded approximately 6 million times.

MTV2
•
MTV2, MTV2.com and the MTV2 mobile app offer music and lifestyle destinations and experiences with content targeting male “millennials” aged 12 to 34 and featuring original music, live-action sports and irreverent lifestyle programming.

•	Programming highlights included Off the Bat from the MLB Fan Cave, Nitro Circus Live, Guy Code and Nick Cannon Presents: Wild 'N Out.
•	MTV2 reached approximately 77.9 million domestic television households in September 2015.
•
In the quarter ended September 30, 2015, MTV2.com averaged approximately 707,000 monthly unique visitors and approximately 1.9 million content video streams each month, according to internal data. As of September 30, 2015, MTV2 had approximately 2.3 million Facebook fans and more than 200,000 Twitter followers.

VH1
•	VH1 features music and pop culture-driven content targeting adults aged 18-49, including a variety of original programming primarily focused on music artists, real life stories and celebrities.
•
Programming highlights included the premieres of K. Michelle: My Life and Tiny and Shekinah’s Weave Trip; returning favorites Dating Naked, the Love & Hip Hop franchise, Black Ink Crew and Mob Wives; tentpoles such as the You Oughta Know Concert; and core music offerings such as VH1 Top 20 Countdown.

•	VH1 reached approximately 91 million domestic television households in September 2015 and approximately 201.6 million households in 115 countries worldwide via VH1-branded channels.
•
VH1’s online, mobile and app experiences feature a diverse array of content centered on VH1 shows, music, pop culture and celebrities, including original series, exclusive events, music content, live performances and news, and include VH1.com, VH1Classic.com, m.VH1.com and VH1’s "TV Everywhere" app. In the quarter ended September 30, 2015, VH1.com averaged approximately 6.6 million monthly unique visitors and 5 million content video streams each month. As of September 30, 2015, the "TV Everywhere" app had been downloaded approximately 2.9 million times.

VH1 Classic
•	VH1 Classic is a classic-themed network featuring music videos, documentaries, movies and concert footage from the 1960s, 1970s, 1980s and 1990s, as well as other music-themed programs.
•	Programming highlights included That Metal Show and Behind the Music: Remastered.
•	VH1 Classic reached approximately 56.4 million domestic television households in September 2015.

SPIKE
•
SPIKE is a general entertainment brand with a male point of view featuring a mix of original and acquired programming, sports series, specials, live events and movies delivered on a linear platform, on demand, online and via other connected experiences.

•
SPIKE programming highlights included the series premiere of Lip Sync Battle, which, over its initial nine-week run, ranked number one in its timeslot in all of cable with adults 18 to 49 (averaging 2.9 million viewers) and delivered nearly 180 million cross-platform digital streams; the premiere of Spike’s three-night epic series Tut and Premier Boxing Championships; returning favorites such as Bar Rescue, Ink Master, Cops, the docu-series “I am …” and Bellator MMA; and tentpoles such as Spike’s Guys Choice Awards.

•	SPIKE reached approximately 91.5 million domestic television households in September 2015 and approximately 125.1 million households worldwide.
•
SPIKE’s online properties include SPIKE.com, the online destination featuring SPIKE content, the Spike app, a “TV Everywhere” app available on Apple and Android devices, and other apps such as Bellator. In the quarter ended September 30, 2015, Spike.com averaged approximately 1.3 million monthly unique visitors and, according to internal data, 4.6 million content video streams each month. As of September 30, 2015, Spike-branded apps had been downloaded approximately 1.7 million times.

Logo TV
•
Logo is a leading entertainment brand inspired by the LGBT community, delivered across television, digital and social platforms. Logo features one-of-a-kind personalities, shows, specials and unique stories.

•
Programming highlights included original programs such as the series premiere of Straight Out Report and returning favorites such as RuPaul’s Drag Race and Secrets to Fabulous, as well as tentpoles such as The Trailblazer Awards.

•	Logo reached approximately 49.7 million domestic television households in September 2015.
•
Logo’s online, mobile and app experiences include LogoTV.com, the Backlot.com and NewNowNext.com. The LogoTV app is a 24/7 hub for content that appeals to the LGBT community and their families and friends and includes, among other content, full episodes of Logo programming. In the quarter ended September 30, 2015, Logo's online properties averaged approximately 2 million monthly unique visitors and 400,000 content video streams each month. As of September 30, 2015, the Logo TV app had been downloaded approximately 357,000 times.

Other key Music & Entertainment properties include mtvU, our on-air, online and on-campus network created by and for the college audience; MTV Films, MTV’s motion picture brand; and PalladiaHD, a music-centric high definition television channel.
Kids & Family
The Kids & Family group provides high-quality entertainment, content and services targeted to kids ages 2-17 and their families, as well as adults ages 18-54. Our principal properties in this group include:

Nickelodeon and Nick at Nite
•
Nickelodeon, now in its 36th year, is a diverse, global business and the destination for all things kids. Nickelodeon has been the number-one-rated advertising-supported basic cable network for 20 consecutive years, featuring both original and licensed series for kids. Nickelodeon produces and distributes television programming worldwide, has a global consumer products licensing business, licenses its brands for recreation experiences such as hotels, theme parks and live tours, and offers a number of premium apps.

•	Nick at Nite, which airs on the same cable channel as Nickelodeon in the evening hours, primarily features licensed contemporary family comedies.

•
Nickelodeon programming highlights in fiscal year 2015 included the series premieres of Alvinnn!!! and the Chipmunks, Bella & the Bulldogs, Blaze and the Monster Machines, Henry Danger and Nicky, Ricky, Dicky & Dawn; returning hits The Thundermans, Every Witch Way, Paw Patrol, Wallykazam!, Bubble Guppies, Team Umizoomi, Teenage Mutant Ninja Turtles and SpongeBob SquarePants; daily scripted series Make It Pop and Talia in the Kitchen; and tentpoles such as The Kids Choice Awards, the second annual Kids' Choice Sports 2015, Worldwide Day of Play and The HALO Awards. Nick at Nite programming highlights included Friends, George Lopez, Fresh Prince of Bel Air and Full House.

•
Nickelodeon and Nick at Nite reached approximately 92.9 million domestic television households in September 2015. Nickelodeon’s brands are seen globally by 474.1 million households across approximately 170 countries, via more than 85 locally programmed channels and branded blocks.

•
Nick’s online, mobile and app experiences include, among others, Nick.com, the online destination for all things Nickelodeon, featuring video streaming of Nick content and games. In the quarter ended September 30, 2015, Nick.com averaged 6.6 million monthly unique visitors and, according to internal data, 11.3 million content video streams each month.

•
Nickelodeon develops and publishes mobile apps for its kids and family audiences, including apps distributed on Apple and Android platforms. Nickelodeon's "TV Everywhere" app has won a number of awards, including the Emmy Award in 2013 for "Outstanding Creative Achievement in Interactive Media - User Experience and Visual Design" and "Best App or Website" at the UK's 2014 Broadcast Digital Awards. The Nick app features short-form videos, games and full episodes, as well as popular interactive features like the “Do Not Touch" button. As of September 30, 2015, the Nick app had been downloaded approximately 19 million times. Nickelodeon apps also include hit game apps based on our top shows like SpongeBob Moves In, TMNT: Rooftop Run, and Game Shakers' Sky Whale.

Nick Jr.
•
Nick Jr. seeks to educate and entertain preschoolers, providing kids an opportunity to engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. Nick Jr. offers parents and their kids entertaining and enriching activities geared toward their interests, ages and developmental levels.

•
My Nick Jr. is an additional customizable children’s TV channel that combines both scheduled programming and on-demand options that can be programmed according to parents’ tastes. My Nick Jr. provides access to hundreds of episodes of shows in Nick Jr.’s library.

•	Nick Jr. programming highlights included Nickelodeon preschool hits such as Bubble Guppies, Dora the Explorer, Team Umizoomi, Wallykazam! and licensed originals such as Peppa Pig and Max & Ruby.
•	Nick Jr. reached approximately 73.9 million domestic television households in September 2015.
•
Nick Jr.'s online, mobile and app experiences include NickJr.com, which includes "TV Everywhere" capability for long form content streaming as well as games, short form content and other interactive elements such as the Alpha buttons. In the quarter ended September 30, 2015, NickJr.com averaged 2.1 million monthly unique visitors and, according to internal data, had an average of 23.8 million content video streams each month.

•
In fiscal year 2015, Nickelodeon launched its Nick Jr. “TV Everywhere” app, featuring educational videos and learning activities for preschoolers and a live TV feed of Nick Jr. programming for authenticated subscribers. As of September 30, 2015, the Nick Jr. app had been downloaded approximately 2 million times. Also in fiscal year 2015, Nickelodeon launched a mobile subscription app for preschoolers called Noggin, featuring award-winning shows and music and educational videos. Other top Nickelodeon apps for preschoolers include Dora and Friends Back to the Rainforest, Paw Patrol Rescue Run and Blaze and the Monster Machines - Racing Game.

TeenNick
•
TeenNick features original programming and award-winning series exclusively for and about teens and tweens, with a focus on presenting an authentic teen experience, via a linear platform, video-on-demand, streaming and other connected experiences.

•
Programming highlights included Nickelodeon original live action hits such as Drake & Josh, Zoey 101, iCarly, Big Time Rush and Victorious, as well as signature originals like Degrassi and Nick Cannon’s TeenNick’s Top 10.

•	TeenNick reached approximately 71.1 million domestic television households in September 2015.
•
TeenNick.com features the best episodes and clips of TeenNick shows, as well as games, quizzes and a vibrant user community. In the quarter ended September 30, 2015, TeenNick.com averaged 310,000 monthly unique visitors and had an average of 766,000 content video streams each month.

Nicktoons
•
Nicktoons is a leading cartoon destination targeting boys and featuring signature franchises such as Dragon Ball Z Kai and Avatar: The Last Airbender, as well as fan favorites such as Teenage Mutant Ninja Turtles, The Fairly OddParents and SpongeBob SquarePants.

•	Programming highlights included the series premiere of Game Changers, which is part of the newly-launched Nick Sports block, as well as returning hits such as Digimon Fusion and Yu-Gi-Oh! ZEXAL.
•	Nicktoons reached approximately 65 million domestic television households in September 2015.

CMT
•
CMT is the leading television and digital destination for country music, culture and related entertainment. CMT and its website, CMT.com, offer an unparalleled mix of music, news, awards, live concerts, series, and licensed movies and is the top resource for country music on demand.

•
Programming highlights included Party Down South, Steve Austin's Broken Skull Challenge, Redneck Island, Swamp Pawn, Dog & Beth: On The Hunt and Reba; tentpole events such as the annual CMT Music Awards and CMT Crossroads; and CMT’s original documentaries, including Urban Cowboy: The Rise and Fall of Gilley's, Morgan Spurlock’s Freedom: The Movie and Johnny Cash: American Rebel.

•	CMT reached approximately 85.3 million domestic television households in September 2015 and approximately 97.5 million households in more than 8 countries worldwide.
•
CMT’s online, mobile and app experiences include the 24-hour music channel CMT Pure Country, CMT Mobile and CMT VOD, as well as apps such as CMT’s "TV Everywhere" app, CMT Ultimate Fan and CMT Insider. In the quarter ended September 30, 2015, CMT.com averaged approximately 1.8 million monthly unique visitors and 1.9 million content video streams each month. As of September 30, 2015, the "TV Everywhere" app had been downloaded approximately 601,000 times.

TV Land
•	TV Land features a mix of original programming, classic and contemporary TV shows, specials and iconic movies.
•
Programming highlights included the original series premieres of Younger, The Jim Gaffigan Show and Impastor, as well as returning original favorites such as Emmy-nominated Hot in Cleveland, The Exes, and The Soul Man, and licensed favorites such as Everybody Loves Raymond and The King of Queens.

•	TV Land reached approximately 90.6 million domestic television households in September 2015.
•
TV Land’s online properties include TVLand.com, a destination for classic and contemporary content. In the quarter ended September 30, 2015, TVLand.com averaged approximately 240,000 monthly unique visitors and, according to internal data, 1.2 million content video streams each month.

Nickelodeon Movies is Nickelodeon’s motion picture brand, which, together with Paramount Animation, released The SpongeBob Movie: Sponge Out of Water in fiscal year 2015. In conjunction with a premier Broadway team, Nickelodeon is also currently developing a live stage production, SpongeBob: The Musical, which is expected to open in fiscal year 2016.

BET Networks
BET Networks is a leading provider of entertainment brands, content and services targeted to African-American audiences and consumers of Black culture worldwide. Our principal properties in this group include the flagship BET channel, CENTRIC, BET Gospel and BET Hip Hop.

BET
•
BET is the nation’s leading television network providing entertainment, music, news and public affairs programming to African-American audiences. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, its core channel that focuses on young Black adults; BET Gospel, which features gospel music and spiritual programming; and BET Hip Hop, which spotlights hip hop music programming and performances.

•
BET programming highlights in fiscal year 2015 included the premieres of Let the Church Say Amen, Nellyville and the Bobby Jones Gospel Show; returning favorites such as Being Mary Jane, Real Husbands of Hollywood, The Game and Sunday Best All Stars; and tentpoles such as the BET Awards ‘15, which was part of the third annual BET Experience, BET’s long weekend celebration of music, entertainment and Black culture, which was attended by 153,000 people, BET Honors Awards, Black Girls Rock, BET Hip Hop Awards, Soul Train Awards and Celebration of Gospel. In September 2015, BET, with founding sponsor HBO, presented the 19th Annual Urbanworld Film Festival, the nation’s largest competitive multicultural film festival, in Manhattan. BET’s own Muhammad Ali: The People’s Champ opened the festival, launching BET’s original news documentary series.

•	BET reached approximately 86.6 million domestic television households in September 2015.
•
BET.com is a leading online destination for African-American audiences, offering users content and interactive features for news, music, community, culture and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services. In the quarter ended September 30, 2015, BET.com averaged approximately 5.1 million monthly unique visitors.

•	The BET Now app provides fans access to a library of full episodes of current BET shows and classics. As of September 30, 2015, BET-branded apps had been downloaded approximately 851,000 times.

CENTRIC
•
CENTRIC is the first network designed for black women, reflecting the lifestyle of today’s African-American and multicultural adult viewer and delivering a variety of music artists, along with culturally relevant movies, series, live performances, specials and reality programming.

•	CENTRIC programming highlights in fiscal year 2015 included the Soul Train Awards, Soul Sessions and the Centric Live Concert series.
•	CENTRIC reached approximately 50.6 million domestic television households in September 2015.
Other BET Networks properties include BET Mobile, which delivers music, gaming and video content to its target audiences on mobile devices and digital services across all major service providers.
International
Viacom Media Networks operates the international extensions of our multimedia brands, certain program services created specifically for international and/or non-English speaking audiences and our acquired international properties through Viacom International Media Networks. In fiscal year 2015, VIMN launched several new channels including: Comedy Central in Denmark, Spike TV in the United Kingdom, Paramount Channel in Latin America, Nicknight in Germany, Nickelodeon and Nick Jr. in the Arabian Peninsula, Nickelodeon4teen in France, BET in Africa, and MTV Next (a new highly interactive MTV-branded channel) in Italy. Some of our principal properties in this group are described below.

Paramount Channel
•
Paramount Channel is a 24-hour movie channel available free-to-air in Spain. The channel is also available on basic cable television in France, Hungary, Russia, Romania and, beginning in fiscal year 2015, Sweden, Poland and various Latin American countries, including Brazil, Mexico, Chile and Argentina. VIMN continues to manage Paramount Channel’s ongoing international expansion.

•
Programming highlights in fiscal year 2015 included classic and contemporary films from the Paramount library and other Hollywood studios as well as domestic and international TV series, such as Starz’ Black Sails and BBC’s The Fall.

Channel 5
•
Channel 5, a UK public service broadcaster, and its sister channels air a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake brand.

•
Programming highlights in fiscal year 2015 included a new entertainment series, 10,000 BC, a co-commission of Channel 5 and MTV UK, as well as the popular Celebrity Big Brother and Big Brother franchises.

Colors
•
Colors is a highly-rated Hindi-language general entertainment paid channel operated by our Viacom 18 joint venture. Colors is available in India, the UK and Ireland, as well as in Canada and the U.S. as Aapka Colors.

•
In July 2015, we acquired a 50% interest in Prism TV Private Limited, which owns and operates regional entertainment channels in India, including ETV Marathi, ETV Kannada, ETV Bangla, ETV Oriya and ETV Gujarati, which were rebranded under the ‘COLORS’ umbrella. The remaining 50% of Prism TV Private Limited continues to be owned by our Viacom 18 joint venture partner.

•
Colors programming highlights included scripted fiction series such as Balika Vadhu, Ashoka, Meri Aashiqui Tumse Hi and Udaan and other non-fiction programs such as Comedy Nights with Kapil, Code Red, Bigg Boss and Jhalak Dikhhla Jaa.

J-One
•	J-One airs the best in Japanese animated programming in France, one of the world’s biggest consumers of manga animation.
•
Programming highlights in fiscal year 2015 included simulcast Japanese animation; J-Pop and K-Pop music videos; Japanese MTV Unplugged concerts and award ceremonies such as the VMAJs, in partnership with MTV Asia; Asian game shows, and locally produced editorial content.

Media Networks Competition
Our media networks generally compete with other widely distributed cable networks, the broadcast television networks and digital programming services and platforms. Our media networks compete for advertising revenue with other cable and broadcast television networks, connected outlets such as websites, apps, social media and other online experiences, radio programming and print media. Each programming service also competes for audience share with competitors’ programming services that target or include the same audience. For example, Nickelodeon’s programming and services compete with other entertainment services and platforms for younger viewers; and BET competes with African-American oriented content on cable and broadcast networks, content delivered by digital distributors and other content and platforms that include African-Americans in their audiences. We also compete with other cable networks for affiliate fees and distribution. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources, other entertainment offerings and/or audience leisure time may affect our revenues and costs.

FILMED ENTERTAINMENT
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programing and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Paramount Animation, Insurge Pictures, Nickelodeon Movies, MTV Films and Paramount Television brands. Motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, and then released in various ways such as download-to-own, DVDs and Blu-ray discs, transactional video-on-demand, pay television, subscription video-on-demand, basic cable television, free television, free video-on-demand and, in some cases, by airlines and hotels.
In fiscal year 2015, the Filmed Entertainment segment released 11 films in the domestic theatrical market. Paramount’s film strategy focuses on releases that represent a mix of franchise films and smaller productions, acquired films and distribution arrangements. Paramount’s film slate is designed to represent a variety of genres, styles and levels of investment and risk - with the goal of creating entertainment for both worldwide appeal and niche audiences. Paramount Animation produces high quality animated films and expects to release one or two theatrical films per year. Together with Nickelodeon Movies, Paramount Animation released its first theatrical film - The SpongeBob Movie: Sponge Out of Water - in fiscal year 2015. Paramount expects to increase its total film slate, including Paramount Animation films, to 15 theatrical releases in fiscal year 2016.
Paramount Television™, Paramount’s television production division, draws on Paramount’s extensive library of film franchises and also develops original programming for television and digital platforms. Paramount Television premiered its first completed coproduction, Minority Report, on broadcast television in September 2015, and has additional programs in production and projects in the pipeline at television networks and digital outlets.
Paramount also focuses on developing innovative promotion, marketing and release approaches for its films.
Filmed Entertainment Revenues
Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content distributed on behalf of Viacom and third parties, transactional video-on-demand and download-to-own services, (iii) licensing of film and television exhibition rights to pay and basic cable television, free television, subscription video-on-demand and free video-on-demand services and (iv) ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products, theme parks and other uses, and distribution of content specifically developed for digital platforms. In fiscal year 2015, theatrical revenues, home entertainment revenues, license fees and ancillary revenues were approximately 29%, 30%, 34% and 7%, respectively, of total revenues for the Filmed Entertainment segment.
Theatrical
Paramount releases films theatrically in domestic and international markets and generates revenues from audience ticket sales. In addition to the traditional 2D format, certain of Paramount’s theatrical releases are made available in 3D and/or IMAX format, tickets for which are generally sold at premium pricing. Each motion picture is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response is of fundamental importance. Theatrical revenues may be also affected by the number, timing and mix of competitive releases in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and license fees for television and other platforms. Revenues from motion picture theatrical releases tend to be cyclical with increases around the holidays that fall during the first quarter of our fiscal year, and in the summer months during our fourth quarter.
Home Entertainment
Home entertainment revenues are derived from the worldwide sales, marketing and distribution of DVDs and Blu-ray discs for films produced, acquired or distributed by Paramount or other Viacom brands, as well as content distributed on behalf of third parties such as CBS. Paramount also distributes home entertainment products for Nickelodeon, MTV, Comedy Central and BET. Films are also licensed around the world on a territory by territory basis to download-to-own and transactional video-on-demand services, for a fee or on a revenue-sharing basis.

Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. The mix of our revenues from home entertainment continues to shift away from physical home entertainment toward consumption through various platforms and apps.
License Fees
Films and television programs produced, acquired or distributed by Paramount or other Viacom brands are licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to pay and basic cable television, free television, subscription video-on-demand and free video-on-demand services. Our joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) provides a multi-platform premium entertainment service named EPIX™ that offers Paramount, Lionsgate, MGM Studios and certain third-party films, as well as original content, to cable, satellite, subscription video-on-demand and other subscribers through a premium pay television channel and television and digital subscription video-on-demand services. During fiscal year 2015, EPIX announced that it would begin production on two original series, in partnership with Paramount Television and Lionsgate Television.
Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee and will fluctuate depending on the number and mix of available titles in any given territory. Revenue for video-on-demand and similar arrangements are recognized as the films are exhibited based on end-customer purchases as reported by the distributor.
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
Paramount also develops original content for launch on digital distribution platforms, including made-for-digital content offered for sale and rent through third-party online destinations and apps.
Motion Picture Production and Distribution

Paramount produces many of the motion pictures it releases. It also acquires films from third parties and distributes films and other content on behalf of third parties. In some cases, Paramount co-finances and/or co-distributes films with third parties, including other studios. Paramount distributes some motion pictures worldwide, and may engage a third-party distributor for certain pictures in certain territories. Paramount also enters into film financing arrangements from time to time under which third parties participate in the financing of the production costs of a film or slate of films, typically in exchange for a partial copyright interest.
Domestically, Paramount generally performs its own marketing and distribution services for theatrical releases and its own sales and marketing services for home entertainment releases. Paramount has agreements in place with Warner Bros. Home Entertainment Inc. to distribute physical DVD and Blu-ray discs relating to approximately 700 Paramount catalog titles for which Paramount retains all digital rights, and with Universal Studios, Inc. ("Universal") to provide certain back-office and distribution services for all physical DVD and Blu-ray discs distributed by Paramount. Under an agreement that runs through June 2017, Paramount also distributes CBS’s library of television and other library content on DVD and Blu-ray disc on a worldwide basis. Internationally, Paramount, through its international affiliates, generally distributes its theatrical releases through its own distribution operations or, in some territories, through United International Pictures, a company that Paramount and Universal own jointly. For international home entertainment releases, in February 2015, Paramount announced that it had entered into a five-year agreement with Universal Pictures Home Entertainment (“UPHE”) for UPHE to distribute Paramount’s physical DVD and Blu-ray discs in certain international territories. UPHE has commenced providing services in certain territories and other territories will be phased in over time. Certain other territories are handled by Paramount licensees.

Paramount also distributes films domestically and internationally on download-to-own, transactional video-on-demand, subscription video-on-demand and television platforms. In the first domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States are generally exhibited on EPIX.
Producing, marketing and distributing motion pictures and other content can involve significant costs, and can also cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows to generate public interest in our films, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until well after its theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.
Paramount’s key 2015 releases are discussed below.

•
Theatrical Releases. In fiscal year 2015, the Filmed Entertainment segment theatrically released in domestic and/or international markets Mission: Impossible - Rogue Nation, Interstellar, The SpongeBob Movie: Sponge Out of Water, Terminator: Genisys, the Academy Award® (Best Picture) Nominee Selma, The Gambler and Top Five, among others. Paramount’s fiscal year 2016 slate is expected to include Star Trek Beyond, Teenage Mutant Ninja Turtles 2, Zoolander 2, 13 Hours, The Big Short, Daddy’s Home and Paranormal Activity: The Ghost Dimension.

•
Home Entertainment Releases. Key home entertainment releases in fiscal year 2015 included Teenage Mutant Ninja Turtles, Interstellar, The SpongeBob Movie: Sponge Out of Water, Hercules, Top Five, Selma and The Gambler.

•
Licensing. Key titles in fiscal year 2015 included Teenage Mutant Ninja Turtles, Transformers: Age of Extinction, Noah, Anchorman 2: The Legend Continues, Jackass Presents: Bad Grandpa and Jack Ryan: Shadow Recruit. During 2015, Paramount licensed its films worldwide to platforms such as Netflix, Amazon, iTunes, Google Play and Flixster.

•
Film Library. Paramount has an extensive library consisting of approximately 1,200 motion picture titles produced by Paramount and acquired rights to approximately 2,200 additional motion pictures and a small number of television programs. The library includes many Academy Award winners, including Wings, which won the first Academy Award® ever awarded for Best Picture in 1929, Titanic, Braveheart, Forrest Gump, An Inconvenient Truth, There Will Be Blood and such classics as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard. The Paramount library also includes a number of successful franchises such as Transformers, Star Trek, Mission: Impossible, Indiana Jones, Paranormal Activity and The Godfather.

Filmed Entertainment Competition
Our Filmed Entertainment segment competes for audiences for its motion pictures, television programming and other entertainment content with the motion pictures and content released by other major motion picture studios, independent film producers and television producers, as well as with other forms of entertainment and consumer spending outlets. Our competitive position primarily depends on the amount and quality of the content produced, its distribution and marketing success and public response. We also compete for creative talent, including producers, actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Our motion picture brands also compete with studios and other producers of entertainment content for distribution of motion pictures through the various distribution windows (such as television and home video) and on digital platforms.
SOCIAL RESPONSIBILITY
Viacom is deeply committed to leveraging its global stage and audience connections to make a positive impact on the communities we serve. Our social responsibility efforts are an integral part of our day-to-day operations, inextricably linked to our core business. Through volunteerism, philanthropic investments, initiatives and strategic partnerships, we aim to inspire stakeholders to take action. Viacom’s social responsibility work is overseen by Viacommunity, Viacom’s social action umbrella, and driven by the Viacom Corporate Responsibility Council (VCRC), comprised of leaders across every brand and business.

Viacom educates, engages and empowers audiences around the world with a vast array of programs in the areas of healthy living, education, building inclusive societies and pioneering social change. A full list of and detailed information on each of our social responsibility initiatives is available at www.viacommunity.com. Following are just a few examples:

Get Schooled
•
In partnership with Viacom, Get Schooled leverages the power of pop culture to inspire and empower students to graduate from high school and succeed in college. The organization partners with 2,500 middle and high schools around the country and engages close to two million students.

MTV Staying Alive Foundation
•
Viacom International Media Networks’ multi-Award-winning MTV Staying Alive Foundation engages in fighting the stigma, spread and threat of the HIV and AIDS epidemic globally by creating engaging media content and funding youth-led, grassroots prevention projects.

MTV Look Different
•	MTV’s Emmy Award-winning “Look Different” campaign helps America’s youth better recognize and challenge hidden racial, gender and anti-LGBT biases, empowering them to create a more equal future.

VH1 Save The Music Foundation
•
VH1 Save The Music is committed to ensuring that music instruction is a core component in a complete education.  The organization restores instrumental music education in America's public schools, and to date has donated $52 million dollars’ worth of new musical instruments to 1,964 public schools across the country, giving 2.6 million children the tools and confidence to excel in academics and in life.

CMT One Country
•	CMT One Country harnesses the collective power of individual actions, promoting civic partnership and inspiring CMT viewers to bring about important change in their communities.

CMT Empowering Education
•	CMT Empowering Education provides viewers with a multitude of tools to aid them in tackling and overcoming the most common perceived obstacles to education.

Nickelodeon’s The Big Help
•
Nickelodeon’s annual Worldwide Day of Play encourages kids to get up and get active by suspending programming for three hours in the afternoon across our platforms while thousands of local partners nationwide host activities focused on just playing. The Road to Worldwide Day of Play, underway throughout the summer, travels to communities where kids are hometown heroes making play happen.

Veterans Operation Wellness (VOW)
•
VOW is a campaign driven by Spike that uses the multi-platform resources of Spike to positively impact the lives of veterans with the goal of inspiring them - and the larger public that wants to support them - to make commitments to their health and wellness, and lead a healthier life through physical fitness, a healthier diet and veteran community activities.

BET Next Level
•	BET Next Level is an education campaign that encourages young people to see education as an opportunity for advancement in their careers and in their lives.

Paramount’s Kindergarten to Cap & Gown
•	Paramount Pictures’ signature program mentors students through their educational experience, targeting three partner schools in Paramount's Los Angeles neighborhood.

The SELMA Student Ticket Program
•	As a result of Paramount’s “SELMA” student ticket program, more than 320,000 students in 34 locations across the U.S. attended free screenings of this Academy Award® (Best Picture) Nominee.

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
Certain Regulations Affecting Our Business
Net Neutrality
In March 2015, the Federal Communications Commission (the “FCC”) adopted “net neutrality” rules that, subject to certain exceptions, prohibit broadband Internet Service Providers (“ISPs”) from blocking lawful content, applications, services and devices and engaging in certain kinds of unreasonable practices, including some discriminatory behavior. The FCC also adopted enhanced "transparency" rules that require ISPs to disclose their network management practices. However, the FCC concluded that ISPs are not prohibited from taking action to address unlawful activity such as copyright theft (see more on copyright theft below). The FCC also declined to adopt net neutrality regulations applicable to Internet “edge providers” like Viacom. The rules follow a January 2014 decision by the United States Court of Appeals for the District of Columbia Circuit largely invalidating similar rules promulgated by the FCC in 2010. The FCC’s failure to prohibit all forms of broadband discrimination could affect the market for streaming content to consumers by increasing the cost for use of bandwidth, which could have a negative impact on the consumption of our content.
Children’s Programming
Since 1990, federal legislation and FCC rules have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. In 2006, the FCC amended its rules to limit the display of certain commercial website addresses during children’s programming. Some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the U.S. federal Interagency Working Group on Food Marketed to Children requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens. The proposed guidelines were not finalized. In 2013, the White House hosted a summit to encourage voluntary efforts to limit food marketing to children. If these or other similar guidelines are implemented by food and beverage marketers, they could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming targeted to children and teens. OFCOM, the independent regulator and competition authority for the United Kingdom (UK) communications industries, has restricted television advertising for foods and drinks high in fat, salt and sugar in and around programming of significant appeal to children and teens ages 15 years and under, and the UK government is currently considering further possible restrictions. Other governments are considering or have already implemented restrictions similar to those in the UK currently, including Ireland, Peru, Chile, Brazil, Mexico, Singapore and Australia.
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
Program Access
Under the U.S. Communications Act of 1934, as amended, vertically integrated cable programmers are generally prohibited from entering into exclusive distribution arrangements or offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations promulgated by the FCC. Our wholly-owned program services are not currently subject to the program access rules. Because we and CBS Corporation are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of the program access rules, and therefore the businesses and conduct of CBS Corporation could have the effect of making us subject to the rules. If we were to become subject to the program access rules, our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected.
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

EU Commission’s Digital Single Market strategy
On May 6, 2015, the European Commission (the “EC”) published its Digital Single Market (DSM) strategy, which contains a broad range of high-level proposals designed to create a more complete EU-wide market for digital goods and services, several of which are likely to impact Viacom’s businesses. Among these proposals, the EC has stated its intention to introduce legislation to make as yet unspecified changes to EU copyright law to enable (i) portability of and (ii) cross-border access to paid-for online content while respecting the value of rights in the audiovisual sector. It is expected to publish legislative proposals before the end of 2015. In August 2015, the EC also launched a review of the Satellite and Cable Directive, which facilitates the cross-border clearance of rights for satellite broadcasting and cable retransmission, to consider whether the same principles might be applied to online services. In September 2015, the EC published a consultation on the difficulties encountered by users and businesses when they access or provide information, and shop or sell, across borders in the EU, and stated its intention to prepare legislative proposals in the first half of 2016 to end ‘unjustified’ geo-blocking, which may involve changes to the EU e-Commerce or Services Directives.

Restrictions on Film Distribution
In addition to the regulations regarding territorial licensing in the EU discussed above, numerous countries around the world impose restrictions on the number and nature of films that may be distributed in that country. Such regulations in China have the greatest impact, as only 34 foreign films can be distributed annually on a revenue share basis based on box office performance. Those films are selected by relevant authorities in China.
Annulment of the U.S. - EU Safe Harbor
On October 6, 2015, the Court of Justice of the European Union (“CJEU”) invalidated the U.S. - EU Safe Harbor (“Safe Harbor”), a framework permitting the transfer of data from the EU to the U.S. for companies that comply with the framework’s requirements. The Safe Harbor framework is one of the mechanisms by which data may be transferred from the EU to the U.S. in compliance with the EU Data Protection Directive (the “Directive”) even though the EU asserts that U.S. law does not provide an adequate level of privacy protection under the Directive. Apart from the Safe Harbor, data transfers are also permitted if contractual arrangements between transferring parties include EU-specified model clauses, if proper consent has been obtained, or, for intra-corporate transfers, if appropriate binding corporate rules have been implemented and approved by the data protection authority of the applicable EU member state. Viacom was first certified under the Safe Harbor in 2011. The CJEU’s decision will affect the legal framework within which Viacom may transfer data from the EU to the U.S., requiring us to rely on alternative mechanisms including consent, model clauses or binding corporate rules.
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
INTELLECTUAL PROPERTY
We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, Comedy Central®, MTV®, MTV2®, VH1®, VH1 Classic™, SPIKE®, CMT®, Logo®, mtvU®, Palladia®, Nickelodeon®, Nick Jr.®, TV Land®, TeenNick®, Nicktoons®, Nick at Nite®, BET®, BET Networks®, CENTRIC®, BET Gospel®, BET Hip Hop®, BET.com®, BET Mobile®, Channel 5® (UK), Paramount Channel™, Tr3s®, VIVA™, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Paramount Animation®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™, Paramount Television™ and other domestic and international program services and digital properties.
EMPLOYEES AND LABOR MATTERS
As of September 30, 2015, we employed approximately 9,200 full-time and part-time employees worldwide, and had approximately 490 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.
Through in-house, affiliated and third-party production service companies, our Filmed Entertainment division engages the services of writers, directors, performers, musicians and various crew members who are subject to certain industry-wide and/or specially negotiated collective bargaining agreements. The Alliance of Motion Picture and Television Producers is a multi-employer trade association which, along with and on behalf of hundreds of member companies including Paramount Pictures, negotiates the industry-wide collective bargaining agreements with these parties. The agreements with the writers, directors and performers will expire in 2017, and agreements with the unions representing musicians and crew members employed in the U.S. and British Columbia, and with unions representing performers, directors and other covered classifications employed in British Columbia, will expire in 2017 and 2018. Negotiations are ongoing with the union representing the performers who are employed outside of British Columbia in Canada. Certain collective bargaining agreements that apply to specific companies have been successfully negotiated or will be negotiated as the need arises in the future.
Through in-house and third-party production service companies in connection with certain of our productions, our Media Networks division engages the services of writers, directors, performers, musicians and various crew members who are subject to certain specially negotiated collective bargaining agreements or one-off letter agreements. Since these agreements are entered into on a per-channel or per-project basis, negotiations happen on various agreements throughout the year. The collective bargaining agreements covering various crew members on certain of our Media Networks productions are due to expire December 31, 2015 and are currently in negotiation.
Any labor dispute with the labor organizations that represent any of these parties could disrupt our operations and reduce our revenues.
FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS
Financial and other information by reporting segment and revenues by geographic area for fiscal years 2015, 2014 and 2013 are set forth in Note 19 to our Consolidated Financial Statements.
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
Our Success is Dependent upon Public Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict
Consumer acceptance of our brands, entertainment content and retail offerings is key to the success of our business and our ability to generate revenues. The production and distribution of programming, motion pictures and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our content’s acceptance by the public, which is difficult to predict. Consumer acceptance of our content is affected by our ability to maintain or develop strong brand awareness and target key audiences, the quality and acceptance of competing entertainment content and the availability of alternative forms of entertainment and leisure time activities, including online, mobile and other offerings. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in our content, including in the production of original content on our networks and in our theatrical releases, before learning the extent to which it will garner consumer acceptance. In addition, general economic conditions affect our audience’s acceptance of our content.
In our Media Networks business, consumer acceptance of our brands and programming has a significant impact on the revenues we are able to generate from advertising, affiliate fees, consumer products, home entertainment and other licensing activities. Our ability to successfully predict and adapt to changing consumer tastes and preferences outside the U.S. also impacts our ability to expand our presence internationally.
In our Filmed Entertainment business, the theatrical performance of a motion picture affects not only the theatrical revenues we receive but also those from other distribution channels, such as home entertainment, television, various other platforms and apps and licensed consumer products.
As a result, a lack of consumer acceptance of our offerings could have a material adverse effect on our results of operations in a particular period or longer term.
Deficiencies in Audience Measurement on Various Platforms Adversely Impacts Our Program Ratings and Adversely Affects Our Advertising Revenues and Affiliate Fees
Traditionally, advertising sales are dependent on audience measurement, and the results of audience measurement techniques can vary for a variety of reasons, including the platforms on which viewing is measured and variations in the employed statistical sampling methods. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data as well as first-party data using a variety of methods including the number of impressions served and demographics, as well as upon Nielsen information. In addition, multi-platform campaign verification remains in its infancy, and viewership on tablets, smartphones and other mobile devices, which is growing rapidly, still is not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
In our Media Networks business, our advertising revenues typically are a product of measured audience size and pricing, which reflect market conditions and measurement difficulties. Depending on the success of our programming at any given time, one or more of our cable networks can experience ratings fluctuations that negatively affect our advertising revenues. The use of new ratings technologies and measurements, and viewership on new platforms or devices that is not being measured, could have an impact on our program ratings. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video-on-demand playback is excluded from C-3 ratings. Poor ratings can lead to a reduction in pricing and advertising spending. Low audience ratings can also negatively affect the affiliate fees we receive and/or limit a network’s distribution potential.
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
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors, from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Time-shifting technologies that enable users to fast-forward or skip programming, including commercials, affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. Similarly, new advertising blocking technologies that enable consumers to circumvent online advertisements could also adversely affect our advertising revenues as they impact the attractiveness of our digital offerings to advertisers. In addition, the evolution of consumer preferences away from rental and purchase services towards subscription services may have an economic impact on our revenues that is not completely predictable.
New technologies and distribution platforms are having other effects on the marketplace. Some distributors have taken steps to limit our direct access to consumers or taken positions that they have more expansive rights than we believe we have granted, which, if they prevail, could limit our revenue opportunities. All of these factors create uncertainty in the marketplace, and there can be no assurance that the strategies we develop to address them will be effective.
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
Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs and films, adapt to new technologies and distribution platforms, and achieve widespread distribution for our content. More content consumption options increase competition for viewers as well as for programming and creative talent, which can decrease our audience ratings, and therefore potentially our advertising revenues, as well as increase our costs. In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, ISPs, other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.
Advertising Market Conditions Could Cause Our Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could have a significant adverse effect on our revenues and operating results in any given period. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect our advertising revenues. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers. In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.
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
Theft of Our Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming, Motion Pictures and Other Entertainment Content and Adversely Affect Our Businesses and Profitability
The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment product, television programming, digital content and other intellectual property affects us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the United States and Europe and/or that lack effective enforcement of such measures. Such foreign copyright theft often results in Internet viewership in major markets as well. The interpretation of copyright, piracy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux, and some methods of copyright enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.
Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and motion pictures, and intentional or unintentional acts could result in unauthorized access to our content. The increasing use of digital formats and technologies heightens this risk. For example, new mobile broadcasting tools enable users to livestream any content, including copyrighted content, which can lead to content theft and could have an adverse impact on the monetization of our content. Unauthorized access to our content could result in the premature release of motion pictures or television shows as well as a reduction in legitimate audiences, which would likely have significant adverse effects on the value of the affected programming.
Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public's perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such works. While legal protections exist, piracy and technological tools with which to engage in copyright theft continue to escalate, evolve and present challenges for enforcement. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.
Global Economic Conditions May Have an Adverse Effect on Our Businesses
Global economic conditions affect a number of aspects of our businesses worldwide, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment sales, television licensing and sales of consumer products. Global economic conditions can impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising.

Increased Costs for Programming, Motion Pictures and Other Rights, as Well as Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet
In our Media Networks segment, we have historically produced a significant amount of original programming and other content and continue to invest significantly in this area. The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which are significant. We also acquire programming, motion pictures and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings from other companies, and we pay license fees, royalties or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Increased competition from new entrants into the market for development and production of original programming, such as Netflix and Amazon, increases our content costs as creating competing high quality, original content can require significant investment. Increased competition in the acquisition of programming may also lead to more complex negotiations over acquired rights to the content and the value of the rights we acquire or retain cannot be predicted with certainty in the future. Further, rapid changes in consumer behavior have increased the risk associated with all kinds of programming.
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
Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Motion Pictures and Other Programming and on Seasonal Factors
Our revenues, expenses and operating results fluctuate due to the timing, mix, number and availability of our theatrical motion pictures, home entertainment releases and programs for licensing. For example, our operating results may increase or decrease during a particular period relative to the corresponding period in the prior year due to differences in the number and/or mix of films released and the timing of delivery of programming to television and digital distributors. Our operating results also fluctuate due to the timing of the recognition of marketing expenses, which are typically largely incurred prior to the release of motion pictures and home entertainment product, with the recognition of related revenues in later periods.
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
The Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets
We are dependent upon our agreements with cable television, direct-to-home satellite television and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services. We have agreements in place with the major cable and satellite distributors and several online content distributors, but there can be no assurance that these agreements will be renewed in the future on terms, including pricing, acceptable to us, or at all. While many consumers have a choice of distributors from which to access our content, the loss of carriage on the most widely available cable and satellite programming tiers could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from advertising and affiliate fees. Further, the loss of favorable packaging and positioning opportunities with any distributor could reduce revenues from subscriber fees. In addition, as these affiliate agreements have grown in complexity, the number of disputes regarding the interpretation, and even validity, of the agreements has grown, resulting in greater uncertainty and, from time to time, litigation seeking to circumscribe enforcement of our rights or to seek damages under competition and other laws. For more information about one such lawsuit, see “Item 3. Legal Proceedings.”
Consolidation among cable, satellite and telecommunications service providers and the development of alternative offerings for consumers could have an adverse effect on our revenue and profitability
Consolidation among cable and satellite distributors and telecommunications service providers could give the largest operators considerable leverage and market power in their relationships with programmers. We currently have agreements in place with the major U.S. cable and satellite operators and continued consolidation could affect our ability to maximize the value of our content through those distributors. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors that carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators, which could have an adverse effect on our financial condition or results of operations.
In addition, in response to perceived consumer demand, distributors of programming and program services are continuing to develop alternative offerings for consumers. These alternative packages of networks are generally smaller than the traditional cable package, and some allow the consumer to customize its package of networks to a certain extent. Although our affiliation agreements effectively limit these alternative packages in a variety of ways, to the extent these alternative packages are widely accepted by consumers in lieu of traditional cable packages, we could experience a decline in subscribers to certain of our networks, which could lead to lower affiliate revenues and advertising revenues.
Changes in U.S. or Foreign Communications Laws, Laws Affecting Intellectual Property Rights or Other Regulations May Have an Adverse Effect on Our Business
Our program services and online, mobile and app properties are subject to a variety of laws and regulations, including those relating to intellectual property, content regulation, user privacy, data protection and consumer protection, among others. For example, there are various laws and regulations intended to protect the interests of children, including limits on the amount and content of advertising that may be shown during children’s programming and measures designed to protect the privacy of minors, which affect our Nickelodeon businesses in particular. In addition, the U.S. Congress, the FCC and foreign governments currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations or ownership of our media properties. For example, Canada recently adopted "pick-and-pay" regulations. If the U.S. were to demand that our programming services be offered on an “á la carte” or tiered basis, we could experience high costs, reduced distribution of our program services, perhaps significantly, and loss of viewers on some or all of our channels. Further, Congress has initiated hearings to consider significant changes in copyright law. Our businesses could be adversely affected by any such new laws and regulations, or the threat that additional laws or regulations may be forthcoming.
In addition, the interpretation of existing laws by courts and regulators can have a significant effect on our business. Our businesses are also impacted by the laws and regulations of the foreign jurisdictions in which we, or our partners, operate, including quotas, tax regimes, currency restrictions and data protection regimes. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices, which could impact our ability to generate revenues. For example, the EU recently invalidated the U.S. - EU Safe Harbor framework for data transfer from the EU to the U.S. This decision will affect the legal framework within which we may transfer data from the EU to the U.S. and could have adverse effects on our business practices. Furthermore, laws in some non-U.S. jurisdictions differ in significant respects from those in the United States, and the enforcement of such laws can be inconsistent and unpredictable. This could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business.
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in the Disclosure of Confidential Information, Disruption of Our Programming and Motion Picture Services, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses
Our online, mobile and app offerings, as well as our internal and certain partners’ systems, involve the storage and transmission of our and our users’ proprietary and personal information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming and motion pictures. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, natural or other disasters, terrorist attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, the development and maintenance of these preventative measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, including from regulatory or consumer actions related to consumer data collection and other data privacy concerns, each of which could potentially have an adverse effect on our business and operating results.
We Could Be Adversely Affected by Strikes and Other Union Activity
We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. Some of our collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. In addition, any labor disputes may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs.
The Loss of Key Talent Could Disrupt Our Business and Adversely Affect Our Revenues
Our business depends upon the continued efforts, abilities and expertise of not only our corporate and divisional executive teams, but also the various creative talent and entertainment personalities with whom we work. For example, we employ or contract with several entertainment personalities with loyal audiences and we produce motion pictures with highly regarded directors, producers, writers, actors and other talent. These individuals are important to achieving the success of our programs, motion pictures and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining this and new talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal or we fail to attract new talent, our revenues and profitability could be adversely affected.
International Political and Economic Risks Could Harm Our Financial Condition
Our businesses operate and have customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent risks of doing business in international markets include, among other risks, changes in the economic and regulatory environment, export and market access restrictions, censorship, restrictions on foreign ownership or investment, currency exchange controls and/or fluctuations, regulations regarding repatriation of profits, taxation rules and procedures, tariffs or other trade barriers, permit requirements, longer payment cycles, corruption and, in some markets, increased risk of political instability, conflict and sanctions preventing us from accessing those markets. In particular, foreign currency fluctuations against the U.S. Dollar affect our results both positively and negatively, which may cause results to fluctuate. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, which could have an adverse effect on our results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market. Furthermore, some foreign markets where we and our partners operate may have weaker economic conditions than the United States. For example, certain European countries have experienced significant economic downturns and related political turmoil in recent years and our operations in those regions could be significantly impacted by, among other things, reduced sales of our retail products and sharp foreign exchange movements. We also may incur substantial costs as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions and sanctions. In addition, acts of terrorism or other hostilities, or other financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

We Could be Subject to Material Liabilities as a Result of Changes in Tax Laws, Regulations and Policies
We are subject to taxation in the U.S. and numerous international jurisdictions.  Our tax rates are impacted by the tax laws, regulations and policies in federal, state and local and international territories where our businesses operate, and may be subject to significant change.  In addition, our tax returns are routinely audited and litigation or settlements may occur.  Such changes, audit settlements or litigation may result in the recognition of an additional charge to our income tax provision in the period and may adversely affect our effective income tax rate or cash payments and may therefore affect our operating results, cash flows and financial condition.
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

•
We have entered into a 12-year lease for approximately 180,000 square feet of office space at Columbia Square, 1575 North Gower Street, Los Angeles, California. Upon expected occupancy in late 2016, this facility will serve as the West Coast Headquarters for VMN and BET and will replace the current Santa Monica facilities.

•
The Nickelodeon Animation Studio at 231 West Olive Avenue, Burbank, California contains approximately 72,000 square feet of studio and office space. We have entered into a lease for an office building currently under construction on property located at 203 West Olive Avenue, directly adjacent to the existing Animation Studio, which will contain approximately 103,000 square feet of office space. The leases for the existing and new facilities will be co-terminous, expiring 20 years from completion of the new building, anticipated to occur in late 2016. We also continue to occupy approximately 68,000 square feet of satellite office space in various Burbank locations under leases that will expire in late 2016.

•	Nickelodeon’s Live Action Studio contains approximately 108,000 square feet of stage and office space at Burbank Studios, 3000 West Alameda Avenue, Burbank, California, under a lease expiring in 2024.

•
Viacom International Studios located at 50 NW 14th Street, Miami, Florida, contains approximately 60,000 square feet of sound stages, production facilities and office space, under a facilities license agreement expiring in 2018.

•	CMT’s headquarters in Nashville, Tennessee occupies approximately 86,000 square feet of space for its executive, administrative and business offices and its studios, under leases expiring in 2020.

•
BET's headquarters at One BET Plaza in Washington, D.C. contains approximately 192,000 square feet of office and studio space, the majority of which is leased pursuant to ground leases that expire in 2024 (with renewal options for an additional 35 years), and the balance of which is owned.

•
Internationally, VIMN occupies approximately 126,000 square feet of space at its owned and leased Hawley Crescent facilities in London and leases approximately 84,000 square feet of space in Berlin through a lease expiring in 2017.

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
In July 2015, the Directorate-General for Competition (“DG Comp”) of the EC issued a Statement of Objections (the “SO”) to the six major Hollywood film studios, including Paramount Pictures, and to Sky UK (“Sky”), in connection with DG Comp’s investigation into whether conventional territorial restrictions in agreements licensing content to pay television broadcasters impeded EU single market imperatives in an anti-competitive way. The SO directed at Paramount takes issue with certain geo-filtering provisions in Paramount’s 2009 and 2014 agreements with Sky, which are designed to enforce the territorial nature of the content Paramount licenses for distribution on Sky’s online and mobile pay television platforms. In addition, the SO challenges certain provisions in the 2009 agreement regarding Sky’s satellite distribution of Paramount content. Paramount has responded to the SO. If the SO directed at Paramount is not closed or resolved by settlement and the EC decides that violations have in fact occurred, it has the power to impose fines. Any such decision by the EC could be subject to judicial review in the EU’s General Court and, thereafter, the CJEU. The full process, including appeals, could last several years. We believe that Paramount’s licensing practices in the EU are consistent with the region’s competition and other rules, and the objections presented by the EC are without merit. We will vigorously defend against the claims made by the EC.
On November 5, 2015, Robert J. Casey, II, a Viacom shareholder, commenced a shareholder derivative action in the Court of Chancery of the State of Delaware naming, as defendants, all of the members of our Board of Directors, our Chief Financial Officer and our Controller.  The complaint alleged breaches of fiduciary duties and unjust enrichment in connection with (i) our decision to recognize a pre-tax charge in the second quarter of fiscal 2015, reflecting the impact of write-downs of underperforming programming, costs associated with workforce reductions and the accelerated amortization of programming expenses, as we publicly announced on April 6, 2015, (ii) our decision to temporarily pause our stock repurchase program in order to stay within our target leverage ratio, also as publicly announced on April 6, 2015, and (iii) the matters relating to the European Statement of Objections, as discussed above. The complaint was filed following communication to Mr. Casey’s counsel that the Board unanimously determined not to authorize commencement of a civil action against members of management in connection with the above matters, as requested by Mr. Casey’s counsel in previous demand letters. We believe the complaint is meritless and intend to oppose the action vigorously on behalf of the Board members and the named officer defendants.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. On October 16, 2015, Cablevision and Viacom announced that the litigation had been settled.
Item 4. Mine Safety Disclosures.
Not applicable.

OUR EXECUTIVE OFFICERS
The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Sumner M. Redstone	92	Executive Chairman of the Board and Founder
Philippe P. Dauman	61	President and Chief Executive Officer; Director
Wade Davis	43	Executive Vice President, Chief Financial Officer
Thomas E. Dooley	59	Senior Executive Vice President and Chief Operating Officer; Director
Carl D. Folta	58	Executive Vice President, Corporate Communications
Michael D. Fricklas	55	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	51	Senior Vice President, Controller
DeDe Lea	51	Executive Vice President, Global Government Affairs
Scott Mills	47	Executive Vice President and Chief Administration Officer
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

Philippe P. Dauman
Mr. Dauman has been our President and Chief Executive Officer since September 2006 and a member of our Board of Directors since January 1, 2006, having previously served as a director of Former Viacom beginning in 1987. Mr. Dauman was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dooley, from May 2000 until September 2006. Prior to that, Mr. Dauman held several positions at Former Viacom, which he first joined in 1993, including Deputy Chairman and member of its Executive Committee. Mr. Dauman is also a director of National Amusements, Inc. and has served as a director of LafargeHolcim Ltd since 2015, having previously served as a director of Lafarge S.A. beginning in 2007.

Wade Davis
Mr. Davis has been our Executive Vice President, Chief Financial Officer since November 2012. Prior to that, he served as Executive Vice President, Strategy and Corporate Development beginning in August 2009, as Senior Vice President, Mergers & Acquisitions and Strategic Planning from January 2007 to August 2009 and as Senior Vice President of Mergers & Acquisitions beginning January 1, 2006. Prior to joining Viacom, Mr. Davis was an investment banker in the technology and media sectors for more than a decade.

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

Katherine Gill-Charest
Ms. Gill-Charest has been our Senior Vice President, Controller and Chief Accounting Officer since October 2010. Prior to that, she was Senior Vice President, Deputy Controller beginning in April 2010 and Vice President, Deputy Controller from May 2007 to April 2010. Prior to joining Viacom, Ms. Gill-Charest served as Chief Accounting Officer of WPP Group USA from November 2005 to May 2007 and as its Vice President, Group Reporting from February 2001 to November 2005.

DeDe Lea
Ms. Lea has been our Executive Vice President, Global Government Affairs since January 2013, having previously served as Executive Vice President, Government Relations beginning in November 2005. Prior to that, she was Senior Vice President, Government Relations of Former Viacom beginning in September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Former Viacom from 1997 to 2004.

Scott Mills
Mr. Mills has been our Executive Vice President and Chief Administrative Officer since May 2015. Previously, he was Executive Vice President, Human Resources and Administration beginning in October 2012. Prior to that, he was President and Chief Operating Officer of BET Networks beginning in July 2007, its President of Digital Media from August 2006 to July 2007 and its Chief Financial Officer beginning in 2003. He first joined BET Networks in 1997, serving as Senior Vice President of Strategy & Business Development, and served as Executive Vice President and Chief Operating Officer of BET Interactive from 1999 to 2003.

PART II
Item 5. Market for Viacom Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our voting Class A common stock and non-voting Class B common stock are listed and traded on The NASDAQ Global Select Market under the symbols “VIA” and “VIAB”, respectively.
The table below shows, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported in FactSet markets services.

	Sales Price
	Low	High
Class A common stock – Fiscal 2015
4th Quarter	$38.06	$65.55
3rd Quarter	$64.27	$72.72
2nd Quarter	$63.50	$76.29
1st Quarter	$66.11	$78.08
Class A common stock – Fiscal 2014
4th Quarter	$76.65	$89.64
3rd Quarter	$81.35	$88.47
2nd Quarter	$78.70	$89.30
1st Quarter	$79.01	$88.20
Class B common stock – Fiscal 2015
4th Quarter	$36.32	$65.47
3rd Quarter	$63.98	$73.52
2nd Quarter	$63.11	$76.29
1st Quarter	$65.86	$78.00
Class B common stock – Fiscal 2014
4th Quarter	$76.52	$89.76
3rd Quarter	$81.19	$88.50
2nd Quarter	$78.43	$89.27
1st Quarter	$78.83	$87.84

During fiscal 2015 and 2014, our Board of Directors declared the following cash dividends to stockholders of record on both our voting Class A common stock and non-voting Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
August 4, 2015	$0.400	September 15, 2015	October 1, 2015
May 20, 2015	$0.400	June 15, 2015	July 1, 2015
January 15, 2015	$0.330	March 13, 2015	April 1, 2015
November 12, 2014	$0.330	December 15, 2014	January 2, 2015

July 22, 2014	$0.330	September 15, 2014	October 1, 2014
May 21, 2014	$0.330	June 13, 2014	July 1, 2014
January 16, 2014	$0.300	March 14, 2014	April 1, 2014
November 13, 2013	$0.300	December 13, 2013	December 31, 2013
As of November 4, 2015, there were 1,456 record holders of our Class A common stock and 21,905 record holders of our Class B common stock.

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
The performance graph assumes $100 invested on September 30, 2010 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended September 30, 2011, 2012, 2013, 2014 and 2015.
Total Cumulative Stockholder Return
For the Years Ended September 30, 2011, 2012, 2013, 2014 and 2015

	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15
Class A Common	$100	$122	$140	$219	$204	$121
Class B Common	$100	$109	$154	$243	$227	$131
S&P 500	$100	$99	$126	$147	$173	$168
Peer Group	$100	$101	$172	$235	$272	$271

Equity Compensation Plan Information
Information required by this item will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 6. Selected Financial Data.
The selected Consolidated Statement of Earnings data for the years ended September 30, 2015, 2014 and 2013 and the Consolidated Balance Sheet data as of September 30, 2015 and 2014 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings for the years ended September 30, 2012 and 2011 and the Consolidated Balance Sheet data as of September 30, 2013, 2012 and 2011 have been derived from audited financial statements not included herein.
CONSOLIDATED STATEMENT OF EARNINGS DATA

	Year Ended September 30,
(in millions, except per share amounts)	2015	2014	2013	2012	2011
Revenues	$13,268	$13,783	$13,794	$13,887	$14,914
Operating income	$3,112	$4,082	$3,836	$3,901	$3,710
Net earnings from continuing operations (Viacom and noncontrolling interests)	$2,002	$2,464	$2,449	$2,385	$2,183
Net earnings from continuing operations attributable to Viacom	$1,922	$2,392	$2,407	$2,345	$2,146
Net earnings from continuing operations per share attributable to Viacom:
Basic	$4.78	$5.54	$4.95	$4.42	$3.65
Diluted	$4.73	$5.43	$4.86	$4.36	$3.61
Weighted average number of common shares outstanding:
Basic	402.2	432.1	486.2	530.7	587.3
Diluted	406.0	440.2	494.8	537.5	594.3
Dividends declared per share of Class A and Class B common stock	$1.46	$1.26	$1.15	$1.05	$0.80

CONSOLIDATED BALANCE SHEET DATA

	September 30,
(in millions)	2015	2014	2013	2012	2011
Total assets	$22,217	$23,047	$23,762	$22,213	$22,751
Total debt	$12,285	$12,699	$11,818	$8,112	$7,315
Total Viacom stockholders' equity	$3,538	$3,719	$5,193	$7,448	$8,644
Total equity	$3,599	$3,747	$5,190	$7,439	$8,633
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
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview: The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	32

•	Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the three years ended September 30, 2015. In addition, we provide a discussion of items affecting the comparability of our results of operations.	34

•	Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the three years ended September 30, 2015, and of our outstanding debt, commitments and contingencies existing as of September 30, 2015.	43

•	Market Risk: The market risk section discusses how we manage exposure to market and interest rate risks.	47

•	Critical Accounting Policies and Estimates: The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	48

•	Other Matters: The other matters section provides a discussion of related party transactions and agreements.	52

OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form content, apps, games, consumer products, social media experiences and other entertainment content for audiences in 180 countries.
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
Media Networks
Our Media Networks segment, which includes brands such as Nickelodeon, Comedy Central, MTV, VH1, SPIKE, BET, CMT, TV Land, Nick at Nite, Nick Jr., Channel 5 (UK), Logo, Nicktoons, TeenNick and Paramount Channel, among others, provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content for our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through traditional cable and satellite distribution, on connected TVs, PCs, tablets and other mobile devices, and using apps, browsers and other interfaces.
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from cable television operators, direct-to-home satellite television operators, mobile networks, video-on-

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

demand services, and other distributors of our programming and program services, and (iii) ancillary revenues, which include consumer products licensing, brand licensing, sale of content on DVDs and Blu-ray discs, licensing of our content for download-to-own and download-to-rent services and television syndication.
Demand and pricing for our advertising depend on the attractiveness of our offerings to advertisers, viewership, and overall market conditions. We also drive additional demand through integrated sales of multi-platform advertising and marketing opportunities and through our integrated marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions, and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Audience measurement ratings may vary due to the success of our programming, the timing of availability of new episodes of popular programming, and the performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure ratings. Advertising revenues may also fluctuate due to seasonal variations, the timing of holidays and significant programming events such as awards shows or premieres. Typically, advertising revenues are highest in the first and fourth quarters of our fiscal year.
Affiliate revenue agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases that provide us with a reasonably stable source of revenues. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Under certain other distribution agreements, we make multiple programs available for distribution on one or more dates, and our revenue under these arrangements may fluctuate depending on the initial availability of the programs licensed.
Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available during a particular period and acceptance of our or our partners’ products.
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
Filmed Entertainment
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Paramount Animation, Insurge Pictures, Nickelodeon Movies, MTV Films and Paramount Television brands. Paramount Television develops and produces programming for television and video-on-demand platforms.
Motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are exhibited theatrically domestically and internationally, and then released in various ways such as download-to-own, DVDs and Blu-ray discs, transactional video-on-demand, pay television, subscription video-on-demand, basic cable television, free television, free video-on-demand and, in some cases, by airlines and hotels (the “distribution windows”).
Our Filmed Entertainment segment generates revenues worldwide principally from: (i) the theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes sales of DVDs and Blu-ray discs relating to the motion pictures we release theatrically and direct-to-DVD, as well as content distributed on behalf of Viacom and third parties, transactional video-on-demand and download-to-own services, (iii) licensing of film and television exhibition rights to pay and basic cable television, free television, subscription video-on-demand and free video-on-demand services and (iv) ancillary revenues from providing production services to third parties, primarily at Paramount’s studio lot, licensing of its brands for consumer products, theme parks, and other uses, and distribution of content specifically developed for digital platforms.

Paramount releases films theatrically in domestic and international markets and generates revenues from audience ticket sales. Each motion picture is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response is of fundamental importance. Theatrical revenues may be also affected by the number, timing and mix of competitive releases in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment sales and license fees for television and other platforms. Revenues from motion picture theatrical releases tend to be cyclical with increases around the holidays that fall during the first

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

quarter of our fiscal year, and in the summer months during our fourth quarter. Our home entertainment revenues may be affected by the number, timing and mix of home entertainment releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including consumer preference for rental or purchase and trends in discretionary spending. The mix of our revenues from home entertainment continues to shift away from physical home entertainment toward consumption through various platforms and apps.
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
RESULTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2015 vs. 2014
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the years ended September 30, 2015 and 2014.

	Year Ended September 30,		Better/(Worse)
(in millions, except per share amounts)	2015	2014	$	%
Revenues	$13,268	$13,783	$(515)	(4)%
Operating income	3,112	4,082	(970)	(24)
Adjusted operating income	3,920	4,125	(205)	(5)
Net earnings from continuing operations attributable to Viacom	1,922	2,392	(470)	(20)
Adjusted net earnings from continuing operations attributable to Viacom	2,210	2,376	(166)	(7)
Diluted EPS from continuing operations	4.73	5.43	(0.70)	(13)
Adjusted diluted EPS from continuing operations	$5.44	$5.40	$0.04	1%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues decreased $515 million, or 4%, to $13.268 billion in the year ended September 30, 2015. Excluding an unfavorable 2% impact of foreign exchange, revenues declined 2%. Media Networks revenues increased $319 million, or 3%, principally reflecting higher affiliate fees and advertising revenues. Filmed Entertainment revenues decreased $842 million, or 23%, due to lower revenues across the distribution windows. Excluding an unfavorable 2% and 4% impact of foreign exchange, Media Networks revenues increased 5% and Filmed Entertainment revenues declined 19%, respectively.
Operating Income
Adjusted operating income decreased $205 million, or 5%, to $3.920 billion in the year ended September 30, 2015. Media Networks adjusted operating income decreased $128 million, or 3%, to $4.143 billion, as higher revenues were more than offset by an increase in programming and marketing expenses. Filmed Entertainment adjusted operating income decreased $94 million reflecting lower contribution from films in release across the distribution windows. Adjusted results exclude the impact of restructuring and programming charges totaling $784 million and a non-cash pension settlement loss of $24 million in 2015 and a non-cash impairment charge of $43 million in 2014. Including the impact of these items, operating income decreased $970 million, or 24%.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income for each of the Media Networks and Filmed Entertainment segments.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Net Earnings from Continuing Operations Attributable to Viacom
Adjusted net earnings from continuing operations attributable to Viacom decreased $166 million, or 7%, to $2.210 billion in the year ended September 30, 2015, principally due to the decline in tax-effected operating income described above, an increase in interest expense, reflecting higher levels of debt outstanding, and foreign currency exchange losses, partially offset by higher income from equity in net earnings of investee companies.
Our effective income tax rate was 31.2% in 2015, as compared with 31.4% in 2014, excluding the impact of discrete tax items.
Adjusted diluted EPS from continuing operations increased $0.04 per diluted share to $5.44, reflecting the impact of fewer outstanding shares, partially offset by lower net earnings. Foreign exchange had an unfavorable $0.14 impact on adjusted diluted EPS.
In addition to the operating items mentioned above, adjusted net earnings from continuing operations attributable to Viacom exclude a loss on the extinguishment of debt of $18 million in 2015 and $11 million in 2014, as well as discrete taxes in both years. Including these items in both years, net earnings from continuing operations attributable to Viacom decreased $470 million, or 20%, and diluted EPS from continuing operations decreased $0.70 per diluted share to $4.73.
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
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2015	2014	$	%
Revenues by Component
Advertising	$5,007	$4,953	$54	1%
Affiliate fees	4,908	4,660	248	5
Ancillary	575	558	17	3
Total revenues by component	$10,490	$10,171	$319	3%
Expenses
Operating	$4,047	$3,622	$(425)	(12)%
Selling, general and administrative	2,138	2,130	(8)	—
Depreciation and amortization	162	148	(14)	(9)
Total expenses	$6,347	$5,900	$(447)	(8)%
Adjusted Operating Income	$4,143	$4,271	$(128)	(3)%

Revenues
Worldwide revenues increased $319 million, or 3%, to $10.490 billion in the year ended September 30, 2015, driven primarily by higher affiliate fees and advertising revenues. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues increased 5%. Domestic revenues were $8.635 billion, an increase of $10 million. International revenues were $1.855 billion, an increase of $309 million, or 20%, primarily due to the acquisition of Channel 5 Broadcasting Limited ("Channel 5"), partially offset by foreign exchange, which had a 10-percentage point unfavorable impact on international revenues.
Advertising
Worldwide advertising revenues increased $54 million, or 1%, to $5.007 billion in the year ended September 30, 2015. Domestic advertising revenues decreased 7%. While pricing remained essentially flat, softer ratings caused lower audience delivery, reducing impressions and associated revenue. International advertising revenues increased 60%, reflecting growth in Europe driven by the acquisition of Channel 5, partially offset by the impact of foreign exchange, which had a 10-percentage point unfavorable impact on international advertising revenues.
Affiliate Fees
Worldwide affiliate fees increased $248 million, or 5%, to $4.908 billion in the year ended September 30, 2015. Domestic affiliate revenues increased 8%, driven by rate increases as well as the benefit of distribution arrangements which are affected by the timing of available programming. Excluding the impact from the timing of product available under these distribution

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

agreements, domestic affiliate revenues grew in the mid-single digits. International revenues decreased 7%, principally due to foreign exchange, which had an 11-percentage point unfavorable impact, partially offset by an increase in revenues driven by the launch of new channels and new distribution agreements.
Expenses
Media Networks segment expenses increased $447 million, or 8%, to $6.347 billion in the year ended September 30, 2015, driven by higher operating expenses.
Operating
Operating expenses increased $425 million, or 12%, to $4.047 billion in the year ended September 30, 2015. Programming costs increased $372 million, or 12%, driven by the acquisition of Channel 5 and our continuing investment in original programming, partially offset by the benefit associated with recent programming charges. Distribution and other expenses increased $53 million, or 12%, primarily driven by Channel 5 distribution costs.
Selling, General and Administrative
SG&A expenses were substantially flat at $2.138 billion in the year ended September 30, 2015. Higher advertising and promotional expenses related to marketing original programming was offset by lower employee costs, including the benefit of cost savings from our recent restructuring activities, as well as lower incentive compensation. In addition, SG&A expenses include Channel 5 expenses as well as an offsetting impact from foreign exchange.
Depreciation and Amortization
Depreciation and amortization increased $14 million, or 9%, to $162 million in the year ended September 30, 2015, driven by the acquisition of Channel 5.
Adjusted Operating Income
Adjusted operating income decreased $128 million, or 3%, to $4.143 billion in the year ended September 30, 2015, reflecting the operating results discussed above.
Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2015	2014	$	%
Revenues by Component
Theatrical	$841	$1,209	$(368)	(30)%
Home entertainment	871	1,164	(293)	(25)
License fees	980	1,115	(135)	(12)
Ancillary	191	237	(46)	(19)
Total revenues by component	$2,883	$3,725	$(842)	(23)%
Expenses
Operating	$2,350	$3,031	$681	22
Selling, general and administrative	369	425	56	13
Depreciation and amortization	53	64	11	17
Total expenses	$2,772	$3,520	$748	21%
Adjusted Operating Income	$111	$205	$(94)	(46)%

Revenues
Worldwide revenues decreased $842 million, or 23%, to $2.883 billion in the year ended September 30, 2015. Excluding an unfavorable 4% impact of foreign exchange, worldwide revenues declined 19%, due to lower revenues across the distribution windows reflecting the mix of films. Domestic revenues were $1.374 billion, a decrease of $347 million, or 20%. International revenues were $1.509 billion, a decrease of $495 million, or 25%, with foreign exchange having an 8-percentage point unfavorable impact on international revenues.
Theatrical
Worldwide theatrical revenues decreased $368 million, or 30%, to $841 million in the year ended September 30, 2015. Revenues from our current year releases were lower by $422 million due to the mix of releases, partially offset by higher carryover revenues of $54 million from prior year releases, principally from Teenage Mutant Ninja Turtles. Significant current

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

year releases included Mission: Impossible - Rogue Nation, Terminator: Genisys, The SpongeBob Movie: Sponge Out of Water, Interstellar and Selma, while the prior year included Transformers: Age of Extinction, Teenage Mutant Ninja Turtles and Noah. Domestic theatrical revenues decreased 26% and international revenues decreased 34%. Foreign exchange had a 10-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $293 million, or 25%, to $871 million in the year ended September 30, 2015, reflecting a decline in revenues from third-party distribution titles, carryover revenues from prior year releases and our current year releases due to the mix of titles. Significant titles in the current year included Teenage Mutant Ninja Turtles, Interstellar and The SpongeBob Movie: Sponge Out of Water, while the prior year included Transformers: Age of Extinction, The Wolf of Wall Street, Noah and Jackass: Bad Grandpa. Domestic and international home entertainment revenues decreased 16% and 35%, respectively. Foreign exchange had a 7-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees decreased $135 million, or 12%, to $980 million in the year ended September 30, 2015, primarily driven by the mix of available titles.
Ancillary
Ancillary revenues decreased $46 million, or 19%, to $191 million in the year ended September 30, 2015, primarily driven by a benefit from the sale of certain distribution rights in the prior year.
Expenses
Filmed Entertainment segment expenses decreased $748 million, or 21%, to $2.772 billion in the year ended September 30, 2015, primarily driven by lower operating expenses.
Operating
Operating expenses decreased $681 million, or 22%, to $2.350 billion in the year ended September 30, 2015. Distribution and other costs, principally print and advertising expenses, decreased $454 million, or 33%, primarily driven by the mix of current year releases. Film costs decreased $227 million, or 14%, reflecting lower participation costs.
Selling, General and Administrative
SG&A expenses decreased $56 million, or 13%, to $369 million in the year ended September 30, 2015, principally driven by lower employee costs.

Depreciation and Amortization
Depreciation and amortization decreased $11 million, or 17%, driven by a decline in amortization expense associated with an intangible asset becoming fully amortized in the prior year.
Adjusted Operating Income
Adjusted operating income was $111 million in the year ended September 30, 2015, compared with $205 million in 2014, principally reflecting lower contributions from films in release across the distribution windows and the benefit from the sale of certain distribution rights in the prior year.

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
In addition to the operating items mentioned above, adjusted net earnings from continuing operations attributable to Viacom exclude a loss on the extinguishment of debt in 2014 and gains from the sales of our 20% interest in HBO Pacific Partners, V.O.F. ("HBO Pacific Partners") and our 22.5% interest in LAPTV, LLC ("LAPTV") in 2013, as well as discrete taxes in both years.
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
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2014	2013	$	%
Revenues by Component
Advertising	$4,953	$4,855	$98	2%
Affiliate fees	4,660	4,245	415	10
Ancillary	558	556	2	—
Total revenues by component	$10,171	$9,656	$515	5%
Expenses
Operating	$3,622	$3,405	$(217)	(6)%
Selling, general and administrative	2,130	2,011	(119)	(6)
Depreciation and amortization	148	144	(4)	(3)
Total expenses	$5,900	$5,560	$(340)	(6)%
Adjusted Operating Income	$4,271	$4,096	$175	4%

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
Advertising
Worldwide advertising revenues increased $98 million, or 2%, to $4.953 billion in the year ended September 30, 2014. Domestic advertising revenues were flat. International advertising revenues increased 20%, including the acquisition of Channel 5, which contributed 6 percentage points. The remaining increase was driven by new channels, including MTV Italy, and European market improvements. Foreign exchange had a 3-percentage point favorable impact on international advertising revenues.
Affiliate Fees
Worldwide affiliate fees increased $415 million, or 10%, to $4.660 billion in the year ended September 30, 2014, primarily driven by rate increases, as well as the benefit of distribution arrangements which are affected by the timing of available programming. Domestic affiliate revenues increased 10%, and international revenues increased 9%. Foreign exchange had a 2-percentage point favorable impact on international affiliate revenues.
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
Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2014	2013	$	%
Revenues by Component
Theatrical	$1,209	$1,239	$(30)	(2)%
Home entertainment	1,164	1,577	(413)	(26)
License fees	1,115	1,206	(91)	(8)
Ancillary	237	260	(23)	(9)
Total revenues by component	$3,725	$4,282	$(557)	(13)%
Expenses
Operating	$3,031	$3,516	$485	14%
Selling, general and administrative	425	443	18	4
Depreciation and amortization	64	89	25	28
Total expenses	$3,520	$4,048	$528	13%
Adjusted Operating Income	$205	$234	$(29)	(12)%

Revenues
Worldwide revenues decreased $557 million, or 13%, to $3.725 billion in the year ended September 30, 2014, principally due to lower revenues across the distribution windows reflecting the number and mix of films. Domestic revenues were $1.721 billion, a decrease of $300 million, or 15%. International revenues were $2.004 billion, a decrease of $257 million, or 11%, with 1 percentage point of decline resulting from foreign exchange.
Theatrical
Worldwide theatrical revenues decreased $30 million, or 2%, to $1.209 billion in the year ended September 30, 2014. Carryover revenues from the prior period were $55 million lower. Revenues from our current year releases were $25 million higher than the prior year, driven by the mix of titles released. During the year we released eleven films, including Transformers: Age of Extinction, Teenage Mutant Ninja Turtles, Noah, Hercules, Anchorman 2: The Legend Continues, Jackass: Bad Grandpa, The Wolf of Wall Street, Jack Ryan: Shadow Recruit, and Paranormal Activity: The Marked Ones, compared to thirteen films in the prior year. The prior year included the release of World War Z, Star Trek into Darkness and G.I. Joe: Retaliation. Domestic theatrical revenues increased 2% due to the strength of our current year releases, while international revenues decreased 6%. Foreign exchange had a 2-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $413 million, or 26%, to $1.164 billion in the year ended September 30, 2014, driven by lower revenues from our current year releases of $385 million due to the number and mix of titles released and lower carryover and catalog revenues of $28 million. In the current year, we released nine titles, including Transformers: Age of Extinction, Noah, The Wolf of Wall Street, Jackass: Bad Grandpa, Anchorman 2: The Legend Continues, Jack Ryan: Shadow Recruit and Paranormal Activity: The Marked Ones. In the prior year period, we released fourteen titles, including Madagascar 3: Europe’s Most Wanted, Star Trek into Darkness, Rise of the Guardians, G.I. Joe: Retaliation and World War Z. Domestic and international home entertainment revenues decreased 32% and 18%, respectively. Foreign exchange had a 1-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees decreased $91 million, or 8%, to $1.115 billion in the year ended September 30, 2014, primarily driven by lower international syndication revenues due to mix of available titles.
Ancillary
Ancillary revenues decreased $23 million, or 9%, to $237 million in the year ended September 30, 2014, reflecting a higher benefit from distribution rights sales in the prior year.

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
Adjusted Operating Income
Adjusted operating income was $205 million in the year ended September 30, 2014, compared with $234 million in 2013. The prior year results included the benefit of higher distribution rights sales.
Factors Affecting Comparability
The Consolidated Financial Statements as of and for the three years ended September 30, 2015 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

The following tables reconcile our adjusted measures to our reported results for the three years ended September 30, 2015.  The tax impacts included in the tables have been calculated using the rates applicable to the adjustments presented.
2015

	Year Ended September 30, 2015
(in millions, except per share amounts)	Operating Income	Pre-tax Earnings from Continuing Operations	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results	$3,112	$2,503	$1,922	$4.73
Factors Affecting Comparability:
Restructuring and programming charges	784	784	520	1.28
Loss on pension settlement	24	24	15	0.04
Loss on extinguishment of debt	—	18	11	0.03
Discrete tax benefits	—	—	(258)	(0.64)
Adjusted results	$3,920	$3,329	$2,210	$5.44

Restructuring and programming charges: We recognized pre-tax charges of $784 million, reflecting $578 million of programming charges and a $206 million restructuring charge associated with workforce reductions. See Note 14 of the Consolidated Financial Statements for additional information.
Loss on pension settlement: The pre-tax non-cash charge of $24 million was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Loss on extinguishment of debt: In September 2015, we redeemed $550 million of the total $918 million outstanding of our 6.250% Senior Notes due April 2016, at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $568 million, and accrued interest of $14 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $18 million.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Discrete tax benefits: During 2015, we reorganized certain non-U.S. subsidiaries in order to facilitate a more efficient movement of non-U.S. cash and to support the expansion of key areas for growth internationally. The net discrete tax benefits are principally related to excess foreign tax credits attributable to a taxable repatriation of non-U.S. earnings from reorganized entities and the release of tax reserves with respect to certain effectively settled tax positions. Our effective income tax rate was 31.2% in 2015, excluding the impact of discrete tax items. Discrete tax benefits of $258 million, taken together with the other factors affecting comparability discussed above, contributed 11.2 percentage points of benefit to the effective tax rate, which reconciles to the reported effective rate of 20.0%.
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
Discrete tax benefits: Our net discrete tax benefits are principally related to the reversal of deferred taxes on earnings deemed permanently reinvested and the recognition of capital loss carryforwards. Our effective income tax rate was 31.4% in 2014, excluding the impact of discrete tax items. Discrete tax benefits of $49 million, taken together with the other factors affecting comparability discussed above, contributed 1.5 percentage points of benefit to the effective tax rate, which reconciles to the reported effective rate of 29.9%.
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

Restructuring, asset impairment and other charges: During 2013, we approved a restructuring plan which included severance charges of $86 million ($61 million at Media Networks and $25 million at Filmed Entertainment). We also incurred a $7 million intangible asset impairment charge resulting from the decision to abandon the asset and $13 million of charges related to management’s decision to cease use of certain original and acquired programming on one of our Media Networks channels.

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
Discrete tax benefits: Our net discrete tax benefits principally reflect the release of tax reserves with respect to certain effectively settled tax positions, as well as the recognition of certain capital loss carryforward and tax credit benefits. Our effective income tax rate was 32.9% in 2013, excluding the impact of discrete tax items. Discrete tax benefits of $54 million, taken together with the effective income tax rate impact of the other factors affecting comparability discussed above, contributed 2.5 percentage points of benefit to the effective tax rate, which reconciles to the reported effective tax rate of 30.4%.
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
The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising is generally purchased by large media buying agencies and our affiliate fees are earned from cable and satellite television operators and other distributors. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases. In general, our segments require relatively low levels of capital expenditures in relation to our annual cash flow from operations. This contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.
We use commercial paper borrowings, backstopped by our credit facility, to fund short-term domestic liquidity needs principally driven by the timing of our domestic operating cash flows and the amount of share repurchases in the period. Our cash and cash equivalents totaled $506 million as of September 30, 2015, of which $446 million was held by our foreign subsidiaries and is substantially all deemed permanently reinvested in our foreign operations. While we currently do not intend or foresee a need for repatriating funds held in our foreign subsidiaries, should we require additional capital in the United States (“U.S.”), we could elect to repatriate these funds or access external financing. Repatriating funds could result in a higher effective tax rate and cash taxes paid.
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
(continued)

Cash Flows
The net change in cash and cash equivalents for each of the years ended September 30, 2015, 2014 and 2013 is detailed below:

Cash Flows (in millions)	Year Ended September 30,
	2015	2014	2013
Cash provided by operations	$2,313	$2,597	$3,083
Net cash flow used in investing activities	(257)	(855)	(335)
Net cash flow used in financing activities	(2,477)	(3,100)	(1,159)
Effect of exchange rate changes on cash and cash equivalents	(73)	(45)	(34)
Net change in cash and cash equivalents	$(494)	$(1,403)	$1,555

Operating Activities
Cash provided by operations was $2.313 billion in 2015, a decrease of $284 million compared with 2014. The decrease primarily reflects an increase in programming spending, partially offset by lower income tax payments.
Cash provided by operations was $2.597 billion in 2014, a decrease of $486 million compared with 2013. The decrease is primarily driven by higher income tax payments.
See Note 17 of the Consolidated Financial Statements for more information regarding income tax payments.
Investing Activities
Cash used in investing activities was $257 million in 2015, principally reflecting capital expenditures and our investment in Prism TV Private Limited.
Cash used in investing activities was $855 million in 2014, principally reflecting the purchase price for the acquisition of Channel 5 and capital expenditures.
Cash used in investing activities was $335 million in 2013, which included payments related to the earn-out dispute with the former shareholders of a discontinued operation and capital expenditures, partially offset by $124 million of proceeds received from the sales of our investments in HBO Pacific Partners and LAPTV.
Financing Activities
Cash used in financing activities was $2.477 billion in 2015, primarily driven by the settlement of share repurchases totaling $1.548 billion, dividend payments of $564 million and net payments of $410 million from debt transactions. Proceeds of $990 million from the issuance of senior notes and debentures with an aggregate face value of $1.0 billion were more than offset by debt repayments of $1.400 billion.
Cash used in financing activities was $3.100 billion in 2014, driven by the settlement of share repurchases totaling $3.529 billion and dividend payments of $541 million, partially offset by net proceeds of $884 million from debt transactions. Proceeds of $1.484 billion from the issuance of senior notes and debentures with an aggregate face value of $1.5 billion were partially offset by the debt extinguishment payment of $600 million.
Cash used in financing activities was $1.159 billion in 2013, driven by the settlement of share repurchases totaling $4.664 billion and dividend payments of $555 million, partially offset by the issuance of senior notes and debentures for aggregate net cash proceeds of $3.732 billion, stock option proceeds of $403 million and $97 million from excess tax benefits, which represents the actual tax deductions in excess of amounts previously recognized.
In May 2015, we increased our quarterly dividend to $0.40 per share of Class A and Class B common stock from $0.33 per share, beginning with the dividend paid on July 1, 2015.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Capital Resources
Capital Structure and Debt
At September 30, 2015, total debt was $12.285 billion, a decrease of $414 million from $12.699 billion at September 30, 2014.
The decrease in debt reflects the impact of the repayment of senior notes, partially offset by new issuances of senior notes and debentures.

Debt (in millions)	September 30,
	2015	2014
Senior notes and debentures	$12,142	$12,531
Capital leases and other obligations	143	168
Total debt	$12,285	$12,699

Amounts classified in the current portion of debt consist of the portion of capital leases and other obligations payable in the next twelve months.
Senior Notes and Debentures
In December 2014, we issued a total of $1.0 billion of senior notes and debentures as follows:

•	2.750% Senior Notes due December 2019 with an aggregate principal amount of $400 million at a price equal to 99.986% of the principal amount.

•	4.850% Senior Debentures due December 2034 with an aggregate principal amount of $600 million at a price equal to 99.543% of the principal amount.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million. We utilized a portion of the proceeds for the repayment of the $600 million aggregate principal amount of our 1.250% Senior Notes due February 2015. We utilized the remaining proceeds for general corporate purposes, including the repurchase of shares under our stock repurchase program.
In September 2015, we repaid the $250 million aggregate principal amount of our 4.250% Senior Notes. We also redeemed $550 million of the total $918 million outstanding of our 6.250% Senior Notes due April 2016 (the "April 2016 Notes"), at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $568 million, and accrued interest of $14 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $18 million. The remaining portion of the April 2016 Notes are classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control.
At September 30, 2015 and 2014, the total unamortized discount and issuance fees and expenses related to the fixed rate senior notes and debentures was $478 million and $489 million, respectively.
Credit Facility: In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.75% to 1.75% based on our current public debt rating. At September 30, 2015 and 2014, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2015.
Commercial Paper: At September 30, 2015 and 2014 there was no commercial paper outstanding. The average commercial paper outstanding for the twelve months ending September 30, 2015, was $1.2 billion, which had a weighted average interest rate of 0.44%.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Stock Repurchase Program: During 2015, we repurchased 21.1 million shares of Class B common stock for an aggregate price of $1.5 billion. From October 1, 2015 through November 11, 2015, we repurchased an additional 1.3 million shares for an aggregate purchase price of $60 million, leaving $4.9 billion of remaining capacity under our program. Share repurchases under the program are expected to be funded through a combination of debt and cash generated by operations, as deemed appropriate. During 2014 and 2013, we repurchased 40.7 million and 69.2 million shares for an aggregate price of $3.4 billion and $4.8 billion, respectively.
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

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Contractual Obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2015, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,907	$730	$863	$219	$95
Operating leases (2)	1,887	237	403	212	1,035
Purchase obligations (3)	1,121	518	376	179	48
On-Balance Sheet Arrangements
Capital lease obligations (4)	108	22	46	33	7
Debt	12,620	368	1,900	1,350	9,002
Interest payments	8,941	581	1,068	931	6,361
Other long-term obligations (5)	$2,270	$1,563	$588	$108	$11

(1)	Programming and talent commitments include $1.5 billion relating to media networks programming and $425 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.
Note:  Not included in the amounts above are payments which may result from our defined benefit pension plans of $444 million, unrecognized tax benefits of $214 million, including interest and penalties, interest payments to be made under our credit facility, $219 million of redeemable noncontrolling interest and lease indemnification obligations of approximately $274 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.
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
Foreign Exchange Risk
We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar.
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
At September 30, 2015 and 2014, the notional value of all foreign exchange contracts was $1.040 billion and $628 million, respectively. In 2015, $769 million related to our foreign currency balances and $271 million related to future production costs. In 2014, $390 million related to our foreign currency balances, $154 million related to anticipated investing cash flows and $84 million related to future production costs.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Interest Rate Risk
A portion of our interest expense is exposed to movements in short-term rates. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rates hedges outstanding at September 30, 2015 and 2014. Since the majority of our debt is fixed rate, we do not expect that a 1% increase or decrease in the level of interest rates would have a material impact on our Consolidated Financial Statements.
Viacom has issued senior notes and debentures that, at September 30, 2015, had an outstanding balance of $12.1 billion and an estimated fair value of $12.0 billion. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the senior notes and debentures by approximately $854 million and $993 million, respectively.
Credit Risk
We continually monitor our positions with, and credit quality of, our customers and the financial institutions that are counterparties to our financial instrument agreements. We are exposed to credit loss in the event of nonpayment by our customers and nonperformance by the counterparties to our financial instrument agreements. However, we do not anticipate nonperformance by the counterparties to our financial instrument agreements and we believe our allowance for doubtful accounts is sufficient to cover any anticipated nonpayment by our customers.
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
Certain arrangements include multiple programs made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using management’s best estimate considering viewing performance and other factors.
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
Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have a $12 million impact on our total revenue for the year ended September 30, 2015. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors.
We also continually evaluate accounts receivable and establish judgments as to their ultimate collectability. Judgments and estimates involved include an analysis of specific risks on a customer-by-customer basis for larger accounts and an analysis of actual historical write-off experience in conjunction with the length of time the receivables are past due. Using this information, management reserves an amount that is estimated to be uncollectible. An incremental change of 1% in our allowance for uncollectible accounts relative to our trade accounts receivables would have a $25 million impact on our operating results for the year ended September 30, 2015.
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
A 1% change in our effective income tax rate, excluding discrete items, would result in additional income tax expense of approximately $33 million for the year ended September 30, 2015.
We permanently reinvest the earnings of substantially all of our foreign subsidiaries outside the United States. We do not provide for U.S. taxes on earnings of our foreign subsidiaries for which the earnings are permanently reinvested.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Goodwill
Goodwill at September 30, 2015 relates to our reporting units Music & Entertainment ($3.5 billion), Kids & Family ($3.7 billion), BET Networks ($2.7 billion) and Paramount ($1.6 billion). We have elected to perform the two-step quantitative goodwill impairment test in 2015. We test goodwill for impairment on August 31 of each year. The first step of a quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
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
Discount rate assumptions for each reporting unit take into account our assessment of the risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We also review marketplace data to assess the reasonableness of our computation of Viacom’s overall weighted-average cost of capital and, when available, the discount rates utilized for each of our reporting units.
In determining the fair value of our reporting units, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2016 through 2020.

•	Cash flows beyond 2020 are projected to grow at a perpetual growth rate, which we estimated at between 2.5% and 3%.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 7.5% to 9.5% for each of our reporting units.
Based on our assessment using the assumptions described above, a hypothetical 20% reduction in the estimated fair value in each of our reporting units would not result in an impairment condition.
We have performed a sensitivity analysis to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based on our assessment:

•
a one percentage point decrease in the growth rate of cash flow over the periods 2016 through 2020 would reduce the indicated fair value of our reporting units by a range of approximately 3% to 5% and would not result in an impairment of any reporting unit;

•
a one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each of our reporting units by a range of approximately 12% to 14% and would not result in an impairment of any reporting unit; and

•
a one percentage point increase in the discount rate would reduce the indicated fair value of each of our reporting units by a range of approximately 15% to 16% and would not result in an impairment of any reporting unit.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Finite-Lived Intangible Assets
We evaluate whether there has been an impairment of finite-lived intangible assets if a triggering event indicates that an impairment may exist. The impairment test employed for finite-lived intangible assets (e.g., broadcast license, trade names and customer lists) first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value exceeds the undiscounted cash flows, the asset would be written down to its fair value. Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. See Notes 14 and 19 of the Consolidated Financial Statements for information on intangible asset impairments in 2014 and 2013.
OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. See Note 20 to the Consolidated Financial Statements for details regarding the related party transactions and their impact on the Financial Statements.
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
Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2015, Viacom maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viacom Inc.
November 12, 2015
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at September 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,
(in millions, except per share amounts)	2015	2014	2013
Revenues	$13,268	$13,783	$13,794
Expenses:
Operating	6,868	6,542	6,799
Selling, general and administrative	2,860	2,899	2,829
Depreciation and amortization	222	217	237
Asset impairment	—	43	7
Restructuring	206	—	86
Total expenses	10,156	9,701	9,958
Operating income	3,112	4,082	3,836
Interest expense, net	(657)	(615)	(464)
Equity in net earnings of investee companies	102	69	41
Loss on extinguishment of debt	(18)	(11)	—
Other items, net	(36)	(11)	106
Earnings from continuing operations before provision for income taxes	2,503	3,514	3,519
Provision for income taxes	(501)	(1,050)	(1,070)
Net earnings from continuing operations	2,002	2,464	2,449
Discontinued operations, net of tax	—	(1)	(12)
Net earnings (Viacom and noncontrolling interests)	2,002	2,463	2,437
Net earnings attributable to noncontrolling interests	(80)	(72)	(42)
Net earnings attributable to Viacom	$1,922	$2,391	$2,395
Amounts attributable to Viacom:
Net earnings from continuing operations	$1,922	$2,392	$2,407
Discontinued operations, net of tax	—	(1)	(12)
Net earnings attributable to Viacom	$1,922	$2,391	$2,395
Basic earnings per share attributable to Viacom:
Continuing operations	$4.78	$5.54	$4.95
Discontinued operations	—	(0.01)	(0.02)
Net earnings	$4.78	$5.53	$4.93
Diluted earnings per share attributable to Viacom:
Continuing operations	$4.73	$5.43	$4.86
Discontinued operations	—	—	(0.02)
Net earnings	$4.73	$5.43	$4.84
Weighted average number of common shares outstanding:
Basic	402.2	432.1	486.2
Diluted	406.0	440.2	494.8
Dividends declared per share of Class A and Class B common stock	$1.46	$1.26	$1.15

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in millions)	2015	2014	2013
Net earnings (Viacom and noncontrolling interests)	$2,002	$2,463	$2,437
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(237)	(85)	(42)
Defined benefit pension plans	(7)	(104)	190
Cash flow hedges	1	(2)	9
Available for sale securities	—	—	3
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(243)	(191)	160
Comprehensive income	1,759	2,272	2,597
Less: Comprehensive income attributable to noncontrolling interests	78	73	39
Comprehensive income attributable to Viacom	$1,681	$2,199	$2,558

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$506	$1,000
Receivables, net	2,807	3,066
Inventory, net	786	846
Prepaid and other assets	559	340
Total current assets	4,658	5,252
Property and equipment, net	947	1,016
Inventory, net	3,616	3,897
Goodwill	11,456	11,535
Intangibles, net	340	399
Other assets	1,200	948
Total assets	$22,217	$23,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$506	$475
Accrued expenses	748	969
Participants' share and residuals	860	993
Program obligations	703	703
Deferred revenue	481	350
Current portion of debt	18	18
Other liabilities	538	427
Total current liabilities	3,854	3,935
Noncurrent portion of debt	12,267	12,681
Participants' share and residuals	351	403
Program obligations	356	459
Deferred tax liabilities, net	223	266
Other liabilities	1,348	1,340
Redeemable noncontrolling interest	219	216
Commitments and contingencies (Note 11)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 50.1 and 50.9 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 348.0 and 363.3 outstanding, respectively	—	—
Additional paid-in capital	10,017	9,772
Treasury stock, 398.0 and 377.0 common shares held in treasury, respectively	(20,725)	(19,225)
Retained earnings	14,780	13,465
Accumulated other comprehensive loss	(534)	(293)
Total Viacom stockholders' equity	3,538	3,719
Noncontrolling interests	61	28
Total equity	3,599	3,747
Total liabilities and equity	$22,217	$23,047

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in millions)	2015	2014	2013
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$2,002	$2,463	$2,437
Discontinued operations, net of tax	—	1	12
Net earnings from continuing operations	2,002	2,464	2,449
Reconciling items:
Depreciation and amortization	222	217	237
Asset impairment	—	43	7
Feature film and program amortization	4,925	4,206	4,371
Equity-based compensation	101	122	128
Equity in net earnings and distributions from investee companies	(95)	(39)	15
Gain on sale of HBO Pacific Partners and LAPTV	—	—	(111)
Deferred income taxes	(82)	(290)	494
Operating assets and liabilities, net of acquisitions:
Receivables	124	(106)	(423)
Inventory, program rights and participations	(4,826)	(4,245)	(4,063)
Accounts payable and other current liabilities	(9)	252	(31)
Other, net	(49)	(27)	41
Discontinued operations, net	—	—	(31)
Cash provided by operations	2,313	2,597	3,083

INVESTING ACTIVITIES
Acquisitions and investments, net	(115)	(732)	124
Capital expenditures	(142)	(123)	(160)
Discontinued operations, net	—	—	(299)
Net cash flow used in investing activities	(257)	(855)	(335)

FINANCING ACTIVITIES
Borrowings	990	1,484	3,732
Debt repayments	(1,400)	(600)	—
Purchase of treasury stock	(1,548)	(3,529)	(4,664)
Dividends paid	(564)	(541)	(555)
Excess tax benefits on equity-based compensation awards	43	84	97
Exercise of stock options	146	173	403
Other, net	(144)	(171)	(172)
Net cash flow used in financing activities	(2,477)	(3,100)	(1,159)
Effect of exchange rate changes on cash and cash equivalents	(73)	(45)	(34)
Net change in cash and cash equivalents	(494)	(1,403)	1,555
Cash and cash equivalents at beginning of period	1,000	2,403	848
Cash and cash equivalents at end of period	$506	$1,000	$2,403

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2012	507.0	$8,917	$(11,025)	$9,820	$(264)	$7,448	$(9)	$7,439
Net earnings	—	—	—	2,395	—	2,395	42	2,437
Other comprehensive income (loss), net of income tax expense of $119	—	—	—	—	163	163	(3)	160
Noncontrolling interests	—	—	—	(24)	—	(24)	(33)	(57)
Dividends declared	—	—	—	(562)	—	(562)	—	(562)
Purchase of treasury stock	(69.2)	—	(4,800)	—	—	(4,800)	—	(4,800)
Equity-based compensation and other	11.5	573	—	—	—	573	—	573
September 30, 2013	449.3	9,490	(15,825)	11,629	(101)	5,193	(3)	5,190
Net earnings	—	—	—	2,391	—	2,391	72	2,463
Other comprehensive income (loss), net of income tax benefit of $68	—	—	—	—	(192)	(192)	1	(191)
Noncontrolling interests	—	—	—	(8)	—	(8)	(42)	(50)
Dividends declared	—	—	—	(547)	—	(547)	—	(547)
Purchase of treasury stock	(40.7)	—	(3,400)	—	—	(3,400)	—	(3,400)
Equity-based compensation and other	5.6	282	—	—	—	282	—	282
September 30, 2014	414.2	9,772	(19,225)	13,465	(293)	3,719	28	3,747
Net earnings	—	—	—	1,922	—	1,922	80	2,002
Other comprehensive loss, net of income tax benefit of $8	—	—	—	—	(241)	(241)	(2)	(243)
Noncontrolling interests	—	—	—	(18)	—	(18)	(45)	(63)
Dividends declared	—	—	—	(589)	—	(589)	—	(589)
Purchase of treasury stock	(21.1)	—	(1,500)	—	—	(1,500)	—	(1,500)
Equity-based compensation and other	5.0	245	—	—	—	245	—	245
September 30, 2015	398.1	$10,017	$(20,725)	$14,780	$(534)	$3,538	$61	$3,599

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom is home to premier global media brands that create compelling television programs, motion pictures, short-form content, apps, games, consumer products, social media experiences and other entertainment content for audiences in 180 countries. Viacom operates through two reporting segments: Media Networks, which includes the Music & Entertainment Group, the Kids & Family Group and BET Networks, and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Vantage, Paramount Classics, Paramount Animation, Insurge Pictures, Nickelodeon Movies, MTV Films and Paramount Television brands. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
The consolidated financial statements present the Company’s financial results for the years ended September 30, 2015 (“2015”), September 30, 2014 (“2014”) and September 30, 2013 (“2013”).
Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2015 presentation.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which changes the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt rather than as an asset. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and must be applied on a retrospective basis to all prior periods presented in the financial statements. In the third quarter of 2015, we adopted the new guidance. As of September 30, 2015 and 2014, approximately $70 million of debt issuance costs has been reclassified from Other assets to Noncurrent portion of debt in our Consolidated Balance Sheets.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Viacom Inc., its subsidiaries and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after elimination of intercompany accounts and transactions. Investments in business entities in which Viacom lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Equity in net earnings of investee companies in the Consolidated Statements of Earnings. Related party

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

transactions between the Company and CBS Corporation (“CBS”) and National Amusements, Inc. (“NAI”) have not been eliminated.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.
Foreign Currency Translation
Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at exchange rates during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. Substantially all of our foreign operations use the local currency as the functional currency. Foreign subsidiaries using the U.S. Dollar as the functional currency include remeasurement adjustments in earnings, which are reflected within Other items, net in the Consolidated Statements of Earnings.
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
Advertising Revenues: Revenue from the sale of advertising earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and the contracted audience rating is met. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver additional units. To the extent we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience rating has been satisfied.
Feature Film Revenues: Revenue is recognized from theatrical distribution of motion pictures upon exhibition. For sales of DVDs and Blue-ray discs to wholesalers and retailers, revenue is recognized upon the later of delivery or the date that those products are made widely available for sale by retailers. Revenue for transactional video-on-demand and download-to-own arrangements are recognized as the feature films are exhibited based on end-customer purchases as reported by the distributor. Revenue from the licensing of feature films for exhibition in television markets and to subscription video-on-demand and free video-on-demand services is recognized upon availability for airing by the licensee.
Affiliate Fees: Affiliate fees from cable television operators, direct-to-home satellite television operators and mobile networks are recognized by the Media Networks segment as the service is provided to the distributor. Fees associated with certain distribution arrangements are recognized upon program availability.
Ancillary Revenues: Revenue associated with consumer products and brand licensing is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees. Revenue from licensing of our programming content for download-to-own and download-to-rent services is recognized when we are notified by the multi-platform retailer that the product has been downloaded and all other revenue recognition criteria are met.
Gross versus Net Revenue: We earn and recognize revenues as a distributor on behalf of third parties and through outsourced agency agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of who our customer is in the transaction. To the extent the end consumer is our customer, we act as the principal in a transaction and revenues earned from the end user are reported on a gross basis. This determination involves judgment and is based on an evaluation of whether we have the substantial risks and rewards under the terms of an arrangement.
Revenue Allowances: We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. Our reserve for sales returns and allowances was $126 million and $199 million at September 30, 2015 and 2014, respectively. Our allowance for doubtful accounts was $37 million and $30 million at September 30, 2015 and 2014, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Advertising Expense
We expense advertising costs as they are incurred. We incurred total advertising expenses of $748 million in 2015, $1.020 billion in 2014 and $1.117 billion in 2013.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

fair value in the period the decision to abandon the project is determined. We have a rigorous greenlight process designed to manage the risk of loss or abandonment. We have entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.
Original programming: Capitalized original program costs are amortized utilizing an individual-film-forecast-computation method over the applicable title’s ultimate revenues. Original programming development costs that have not been greenlit for production are expensed. An impairment charge is recorded when the fair value of the original programming is less than the unamortized production cost or the programming is abandoned.
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
NOTE 3. ACCOUNTS RECEIVABLE
We had $577 million and $482 million of noncurrent trade receivables as of September 30, 2015 and 2014, respectively. Accounts receivables are principally related to content distribution arrangements at Media Networks and long-term television license arrangements at Filmed Entertainment. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
NOTE 4. ACQUISITION & INVESTMENTS
Acquisition
On September 10, 2014, we acquired Channel 5 Broadcasting Limited, a UK television public service broadcaster, for £450 million. The acquisition complements our pay television networks and increased our investment in content produced in the UK.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes our allocation of the purchase price:

Purchase Price Allocation (in millions)

Inventory, net	$149
Other current assets	102
Goodwill	490
Intangibles, net	203
Other assets	71
Total assets acquired	1,015
Program obligations and other current liabilities	106
Program obligations	64
Other liabilities	98
Total liabilities assumed	268
$747

The goodwill, which is not deductible for tax purposes, reflects the Company-specific synergies arising from the acquisition, as well as the value of the workforce. Intangible assets primarily consist of a broadcast license with a useful life of 20 years and trade names with useful lives ranging from 4 to 20 years.
Investments
We had equity method investments totaling $434 million and $207 million, as of September 30, 2015 and 2014, respectively.
In July 2015, we acquired a 50% interest in Prism TV Private Limited (“Prism”), an owner and operator of regional entertainment channels in India, for 9.4 billion rupees ($149 million). We account for our investment in Prism under the equity method of accounting. The purchase price substantially represents the difference between the carrying amount of our investment and our share of the underlying net assets of Prism. The difference includes other intangible assets that will be amortized over their estimated useful lives of 7 to 20 years.
In addition to the recently acquired 50% interest in Prism, we hold an equity interest of 50% in Viacom 18, a joint venture in India with Network 18 Media and Investments Limited. We also hold an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn-Mayer to exhibit certain motion pictures on behalf of the equity partners’ movie studios through a premium pay television channel and video-on-demand services available on multiple platforms.
In addition, we had cost method investments totaling $71 million and $81 million as of September 30, 2015 and 2014, respectively.
In 2013, we completed the sales of our 20% interest in HBO Pacific Partners, V.O.F. (“HBO Pacific Partners”) and our 22.5% interest in LAPTV, LLC (“LAPTV”), partnerships that own pay television channels under various brand names and that were accounted for under the equity method. The sales resulted in aggregate total proceeds of $124 million and a gain of $111 million. The gain is included in Other items, net, in the Consolidated Statement of Earnings.
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
Unconsolidated Variable Interest Entities: Our investment in Prism qualifies as a VIE. In connection with our investment, we do not have the power to direct matters that most significantly impact the activities of Prism and therefore we do not qualify as the primary beneficiary. Our carrying value in Prism was $145 million as of September 30, 2015 and we funded an additional $10 million in October 2015. Our risk of loss is limited to our carrying value.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $207 million in assets and $54 million in liabilities as of September 30, 2015, and $138 million in assets and $54 million in liabilities as of September 30, 2014. We have certain rights and obligations related to our investments, including the guarantee of certain third-party bank debt. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
NOTE 5. PROPERTY AND EQUIPMENT

Property and Equipment, net (in millions)	September 30,		Estimated Life (in years)
	2015	2014
Land	$238	$238	—
Buildings	449	445	up to 40
Capital leases	257	266	up to 15
Equipment and other	1,871	1,852	up to 20
Property and equipment	2,815	2,801
Less: Accumulated depreciation	(1,868)	(1,785)
Property and equipment, net	$947	$1,016

Depreciation expense, including assets under capital leases, was $188 million in 2015, $177 million in 2014 and $174 million in 2013. Depreciation expense related to capital leases was $20 million in 2015, $21 million in 2014 and $21 million in 2013. Accumulated depreciation of capital leases was $171 million and $156 million at September 30, 2015 and 2014, respectively.
NOTE 6. INVENTORY

Inventory (in millions)	September 30,
	2015	2014
Film inventory:
Released, net of amortization	$576	$664
Completed, not yet released	55	131
In process and other	806	436
Total film inventory, net of amortization	1,437	1,231
Original programming:
Released, net of amortization	1,161	1,409
In process and other	607	631
Total original programming, net of amortization	1,768	2,040
Acquired program rights, net of amortization	1,108	1,367
Home entertainment inventory	89	105
Total inventory, net	4,402	4,743
Less current portion	(786)	(846)
Total inventory-noncurrent, net	$3,616	$3,897

We expect to amortize approximately $1.4 billion of original programming and film inventory, including released and completed, not yet released, during the fiscal year ending September 30, 2016 using the individual-film-forecast-computation method. In addition, we expect to amortize 91% of unamortized released original programming and film inventory, excluding acquired film libraries, at September 30, 2015, within the next three years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7. GOODWILL AND INTANGIBLES
Goodwill
The following table details the change in goodwill by segment for 2015 and 2014:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2013	$9,486	$1,593	$11,079
Acquisitions	479	—	479
Dispositions	(5)	—	(5)
Foreign currency translation	(18)	—	(18)
Balance at September 30, 2014	9,942	1,593	11,535
Dispositions	(3)	—	(3)
Foreign currency translation	(92)	—	(92)
Other	16	—	16
Balance at September 30, 2015	$9,863	$1,593	$11,456

Intangibles
The following table details our intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2015	2014
Finite-lived intangible assets:
Trade names	$175	$181
Licenses	131	150
Subscriber agreements	54	57
Other intangible assets	152	153
Total finite-lived intangible assets	512	541
Accumulated amortization on finite-lived intangible assets:
Trade names	(63)	(52)
Licenses	(8)	(2)
Subscriber agreements	(40)	(38)
Other intangible assets	(116)	(105)
Total accumulated amortization on finite-lived intangible assets	(227)	(197)
Finite-lived intangible assets, net	$285	$344
Indefinite-lived intangible assets	55	55
Total intangibles, net	$340	$399

Amortization expense relating to intangible assets was $34 million for 2015, $40 million for 2014 and $63 million for 2013. We expect our aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2015 to be as follows for each of the next five fiscal years:

Amortization of Intangibles (in millions)
	2016	2017	2018	2019	2020
Amortization expense	$33	$30	$26	$22	$20

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. DEBT
Our total debt consists of the following:

Debt (in millions)	September 30,
	2015	2014
Senior Notes and Debentures:
Senior notes due February 2015, 1.250%	$—	$600
Senior notes due September 2015, 4.250%	—	250
Senior notes due April 2016, 6.250%	368	916
Senior notes due December 2016, 2.500%	399	398
Senior notes due April 2017, 3.500%	498	497
Senior notes due October 2017, 6.125%	499	498
Senior notes due September 2018, 2.500%	497	495
Senior notes due April 2019, 2.200%	398	398
Senior notes due September 2019, 5.625%	550	551
Senior notes due December 2019, 2.750%	398	—
Senior notes due March 2021, 4.500%	494	492
Senior notes due December 2021, 3.875%	592	591
Senior notes due June 2022, 3.125%	296	295
Senior notes due March 2023, 3.250%	297	296
Senior notes due September 2023, 4.250%	1,233	1,230
Senior notes due April 2024, 3.875%	543	543
Senior debentures due December 2034, 4.850%	592	—
Senior debentures due April 2036, 6.875%	1,066	1,065
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	243
Senior debentures due March 2043, 4.375%	1,085	1,081
Senior debentures due June 2043, 4.875%	246	246
Senior debentures due September 2043, 5.850%	1,228	1,227
Senior debentures due April 2044, 5.250%	544	544
Capital lease and other obligations	143	168
Total debt	12,285	12,699
Less current portion	(18)	(18)
Total noncurrent portion of debt	$12,267	$12,681

The amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months.
Senior Notes and Debentures
In December 2014, we issued a total of $1.0 billion of senior notes and debentures as follows:

•	2.750% Senior Notes due December 2019 with an aggregate principal amount of $400 million at a price equal to 99.986% of the principal amount.

•	4.850% Senior Debentures due December 2034 with an aggregate principal amount of $600 million at a price equal to 99.543% of the principal amount.
The proceeds, net of discount and other issuance fees and expenses, from the issuance of the senior notes and debentures were $990 million.
In February 2015, we repaid the $600 million aggregate principal amount of our 1.250% Senior Notes.
In September 2015, we repaid the $250 million aggregate principal amount of our 4.250% Senior Notes. We also redeemed $550 million of the total $918 million outstanding of our 6.250% Senior Notes due April 2016 (the "April 2016 Notes"), at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $568 million, and accrued interest of $14 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $18 million. The

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

remaining portion of the April 2016 Notes is classified as long-term debt as we have the intent as well as the ability, through utilization of our $2.5 billion revolving credit facility, to refinance this debt.
Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control.
At September 30, 2015 and 2014, the total unamortized discount and issuance fees and expenses related to the fixed rate senior notes and debentures was $478 million and $489 million, respectively.
The fair value of our senior notes and debentures was approximately $12.0 billion and $13.7 billion as of September 30, 2015 and 2014, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
In November 2014, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 9, 2017 to November 18, 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 0.75% to 1.75% based on our current public debt rating. At September 30, 2015 and 2014, there were no amounts outstanding under the credit facility. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2015.
Commercial Paper
At September 30, 2015 and 2014, there was no commercial paper outstanding.
Scheduled Debt Maturities
Our scheduled maturities of debt at face value for each of the next five fiscal years and thereafter, excluding capital leases, outstanding at September 30, 2015 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$368	$900	$1,000	$950	$400	$9,002

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
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans utilizing a measurement date as of September 30, 2015 and 2014, respectively:

Change in Benefit Obligation (in millions)	Year Ended September 30,
	2015	2014
Benefit obligation, beginning of period	$1,060	$893
Service cost	—	—
Interest cost	43	46
Actuarial (gain)/loss	(38)	159
Benefits paid	(128)	(38)
Benefit obligation, end of period	$937	$1,060

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Change in Plan Assets (in millions)	Year Ended September 30,
	2015	2014
Fair value of plan assets, beginning of period	$656	$638
Actual return on plan assets	(44)	46
Employer contributions	9	10
Benefits paid	(128)	(38)
Fair value of plan assets, end of period	$493	$656

Funded status (in millions)	September 30,
	2015	2014
Funded status*	$(444)	$(404)

* These unfunded amounts are included in Other liabilities – noncurrent in the Consolidated Balance Sheets.
In December 2014, we offered certain participants of our funded pension plan the option to receive a one-time lump-sum payment equal to the present value of their respective pension benefit. The settlement triggered a remeasurement of the net pension obligation and settlement accounting. The settlement resulted in the recognition of a non-cash settlement loss of $24 million reclassified from unrecognized actuarial loss included within Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amount paid to the participants making the one-time election totaled $90 million which is included within Benefits paid in the tables above.
Accumulated Benefit Obligation
The accumulated benefit obligation includes no assumption about future compensation levels since our plans are frozen. Included in the change in benefit obligation table above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation (in millions)	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation	$635	$761	$302	$299	$937	$1,060
Fair value of plan assets	493	656	—	—	493	656
Funded Status	$(142)	$(105)	$(302)	$(299)	$(444)	$(404)

Net Periodic Benefit Costs
Our net periodic benefit cost under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs (in millions)	Year Ended September 30,
	2015	2014	2013
Service cost	$—	$—	$8
Interest cost	43	46	43
Expected return on plan assets	(46)	(50)	(45)
Recognized actuarial loss	8	2	9
Loss on pension settlement	24	—	—
Prior service cost	—	—	1
Net periodic benefit costs	$29	$(2)	$16

The items reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost (in millions)	Year Ended September 30,
	2015	2014
Unrecognized actuarial loss	$291	$271

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income (in millions)	Year Ended September 30,

Net actuarial loss	$52
Recognized actuarial loss	(32)
Total pretax loss	$20

	Year Ended September 30,
Key Assumptions	2015	2014
Weighted-average assumptions - benefit obligations
Discount rate	4.50%	4.50%

Weighted-average assumptions - net periodic costs
Discount rate	4.37%	5.25%
Expected long-term return on plan assets	8.00%	8.00%

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

The percentage of asset allocations of our funded pension plan at September 30, 2015 and 2014, by asset category were as follows:

	September 30,
Asset Allocations of Funded Pension Plan	2015	2014
Equity securities	63%	65%
Debt securities	34	30
Cash and Cash Equivalents	3	5
Total	100%	100%

Viacom Class B common stock represents approximately 2% and 3% of the plan assets fair values at September 30, 2015 and 2014, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value as of September 30, 2015 and 2014. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2014 to 2015. The funded pension plan has no investments classified within level 3 of the valuation hierarchy.

	Total		Level 1		Level 2
Fair Value of Plan Assets (in millions)	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Cash and Cash Equivalents (1)	$15	$32	$—	$2	$15	$30
Equity Securities
Common and preferred stock	33	48	33	48	—	—
World funds (2)	230	304	—	—	230	304
Emerging markets funds (2)	46	73	—	—	46	73
Debt Securities
U.S. treasury securities	10	14	—	—	10	14
Municipal & government issued bonds	1	1	—	—	1	1
Corporate bonds	46	46	—	—	46	46
Mortgage-backed & asset-backed securities	39	44	—	—	39	44
Emerging markets funds(3)	19	27	19	27	—	—
Multi-strategy funds (4)	54	67	—	—	54	67
Total	$493	$656	$52	$77	$441	$579

(1) Assets categorized as Level 2 reflect investments in money market funds.
(2) Assets reflect common/collective trust funds.
(3) Assets reflect mutual funds.
(4) Reflects investments in common/collective trust funds and limited partnerships
Money market funds are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Common and preferred stocks are reported at fair value based on quoted market prices on national securities exchanges. Investments in registered investment companies (mutual funds) are stated at the respective funds’ net asset value ("NAV"), which is determined based on market values at the closing price on the last business day of the year and is a quoted price in an active market. The fair value of common/collective trust funds are based on their NAV at period-end. The fair value of U.S. Treasury securities and bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which include certain other observable inputs including recent trading activity and broker quoted prices. Corporate bonds include securities of diverse industries, substantially all investment grade. Mortgage-backed and asset-backed securities are valued using valuation models which incorporate available dealer quotes and market information. The fair value of limited partnerships is valued at period-end based on its underlying investments.
Future Benefit Payments
The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments (in millions)
	2016	2017	2018	2019	2020	2021-2025
Pension benefits	$32	$35	$36	$39	$42	$248

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
401(k) Plans
Viacom has defined contribution (401(k)) plans for the benefit of substantially all our employees meeting certain eligibility requirements. Our costs recognized for such plans were $46 million in 2015, $47 million in 2014 and $42 million in 2013.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
While no multiemployer pension plan that we contributed to is considered individually significant to us, we were listed on two Form 5500s as providing more than 5% of total contributions to each plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for these two plans is green, indicating that the plans are at least 80% funded. Total contributions that we made to multiemployer pension plans were $54 million in 2015, $52 million in 2014 and $43 million in 2013.
We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions that we made to these non-pension multiemployer benefit plans were $77 million in 2015, $74 million in 2014 and $69 million in 2013.
NOTE 10. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary, which was recently renewed. The put option expires in February 2019 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the fiscal years 2015, 2014 and 2013 is presented below.

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,
	2015	2014	2013
Beginning balance	$216	$200	$179
Net earnings	15	20	14
Distributions	(20)	(17)	(13)
Translation adjustment	(10)	5	(4)
Redemption value adjustment	18	8	24
Ending balance	$219	$216	$200

NOTE 11. COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Our programming and talent commitments that are not recorded on the balance sheet, which aggregated to approximately $1.907 billion as of September 30, 2015, included $1.5 billion relating to media networks programming and $425 million for talent contracts. At September 30, 2015, we have recorded, on the balance sheet, programming commitments of $1.059 billion. Amounts expected to be paid over the next five fiscal years, beginning with fiscal year 2016, are as follows: $703 million, $240 million, $83 million, $18 million and $5 million.
We have long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

At September 30, 2015, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments (in millions)	Capital	Operating

2016	$22	$237
2017	23	213
2018	23	190
2019	23	82
2020	10	130
2021 and thereafter	7	1,035
Total minimum payments	$108	$1,887
Amounts representing interest	(14)
Total	$94

Future minimum operating lease payments have been reduced by future minimum sublease income of $25 million. Rent expense amounted to $268 million in 2015, $227 million in 2014 and $205 million in 2013.
We also have purchase obligations which include agreements to purchase goods or services in the future that totaled $1.121 billion as of September 30, 2015.
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
Leases - We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $274 million as of September 30, 2015. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of September 30, 2015. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Other - We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2015 were $41 million and are not recorded on our Consolidated Balance Sheet.
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
In July 2015, the Directorate-General for Competition ("DG Comp") of the European Commission (the "EC") issued a Statement of Objections (the "SO") to the six major Hollywood film studios, including Paramount Pictures, and to Sky UK ("Sky"), in connection with DG Comp's investigation into whether conventional territorial restrictions in agreements licensing content to pay television broadcasters impeded European Union (the "EU") single market imperatives in an anti-competitive way. The SO directed at Paramount takes issue with certain geo-filtering provisions in Paramount’s 2009 and 2014 agreements with Sky, which are designed to enforce the territorial nature of the content Paramount licenses for distribution on Sky’s online and mobile pay television platforms. In addition, the SO challenges certain provisions in the 2009 agreement regarding Sky’s satellite distribution of Paramount content. Paramount has responded to the SO. If the SO directed at Paramount is not closed or resolved by settlement and the EC decides that violations have in fact occurred, it has the power to impose fines. Any such

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

decision by the EC could be subject to judicial review in the EU’s General Court and, thereafter, the Court of Justice of the EU. The full process, including appeals, could last several years. We believe that Paramount’s licensing practices in the EU are consistent with the region’s competition and other rules, and the objections presented by the EC are without merit. We will vigorously defend against the claims made by the EC.
On November 5, 2015, Robert J. Casey, II, a Viacom shareholder, commenced a shareholder derivative action in the Court of Chancery of the State of Delaware naming, as defendants, all of the members of our Board of Directors, our Chief Financial Officer and our Controller.  The complaint alleged breaches of fiduciary duties and unjust enrichment in connection with (i) our decision to recognize a pre-tax charge in the second quarter of fiscal 2015, reflecting the impact of write-downs of underperforming programming, costs associated with workforce reductions and the accelerated amortization of programming expenses, as we publicly announced on April 6, 2015, (ii) our decision to temporarily pause our stock repurchase program in order to stay within our target leverage ratio, also as publicly announced on April 6, 2015, and (iii) the matters relating to the European Statement of Objections, as discussed above. The complaint was filed following communication to Mr. Casey’s counsel that the Board unanimously determined not to authorize commencement of a civil action against members of management in connection with the above matters, as requested by Mr. Casey’s counsel in previous demand letters. We believe the complaint is meritless and intend to oppose the action vigorously on behalf of the Board members and the named officer defendants.
In February 2013, Cablevision Systems Corporation filed a lawsuit in the United States District Court for the Southern District of New York alleging that Viacom’s industry standard practice of offering discounts for additional network distribution constituted a “tying” arrangement in violation of federal and New York state antitrust laws. Similar arrangements have been upheld by numerous federal and state courts, including in a federal case in which Cablevision itself advocated for the legality of such arrangements. On October 16, 2015, Cablevision and Viacom announced that the litigation had been settled.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Preemptive Rights: Shares of Class A common stock and Class B common stock do not entitle a stockholder to any preemptive rights enabling a stockholder to subscribe for or receive shares of stock of any class or any other securities convertible into shares of stock of any class of Viacom.
Preferred Stock
Our capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2015 and 2014, none of the 25 million authorized shares of the preferred stock were issued and outstanding.
Stock Repurchase Program
During 2015, we repurchased 21.1 million shares of Class B common stock for an aggregate price of $1.5 billion. From October 1, 2015 through November 11, 2015, we repurchased an additional 1.3 million shares for an aggregate purchase price of $60 million, leaving $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program. During 2014 and 2013, we repurchased 40.7 million and 69.2 million shares under the program for an aggregate price of $3.4 billion and $4.8 billion, respectively.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss (in millions)	September 30,
	2015	2014	2013
Foreign currency translation adjustments	$(341)	$(106)	$(20)
Defined benefit pension plans	(193)	(186)	(82)
Cash flow hedges	—	(1)	1
Total	$(534)	$(293)	$(101)

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
Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. Employee RSUs typically vest ratably over a four-year period from the date of the grant. Director RSUs typically vest one year from the date of grant. The target number of PSUs granted to an executive represents the right to receive a corresponding number of shares of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of our Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The measurement period is generally three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless we have achieved a specified level of earnings per share set in advance for the measurement period, in which case the executive would receive a percentage of the target award. The PRSUs generally vest in three or four equal annual installments and will deliver, at the time of vesting, 75% to 125% of the target number of shares of Class B common stock underlying the PRSUs, depending on our achievement of certain financial targets over specified periods. RSUs, PSUs and PRSUs accrue dividends each time we declare a quarterly cash dividend while the award is outstanding, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.
Upon the exercise of a stock option award or the vesting of RSUs, PSUs or PRSUs, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2015, we had 398.0 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2015 was approximately 20.5 million, assuming that outstanding PSU and PRSU awards are paid at target except for those awards for which the measurement period has been completed.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Presented below is a summary of the compensation cost we recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30,
	2015	2014	2013
Recognized in earnings:
Stock options	$33	$37	$42
RSUs, PSUs and PRSUs	68	85	86
Total compensation cost in earnings	$101	$122	$128

Tax benefit recognized	$35	$40	$41
Capitalized equity-based compensation expense	$5	$6	$6

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

	Year Ended September 30,
Key Assumptions	2015	2014	2013
Weighted average fair value of grants	$11.34	$16.52	$13.02
Weighted average assumptions:
Expected stock price volatility	23.8%	25.0%	25.7%
Expected term of options (in years)	4.8	4.6	4.7
Risk-free interest rate	1.6%	1.5%	0.8%
Expected dividend yield	2.4%	1.6%	1.7%

The following table summarizes information about our stock option transactions:

	Year Ended September 30, 2015		Year Ended September 30, 2014		Year Ended September 30, 2013
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	19,058.5	$47.67	21,441.9	$42.85	29,269.5	$40.22
Granted	3,303.1	66.35	2,040.7	84.46	2,363.3	69.56
Exercised	(4,097.4)	35.53	(4,233.2)	40.71	(9,792.1)	41.23
Forfeited or expired	(492.9)	66.19	(190.9)	54.21	(398.8)	47.61
Outstanding at the end of the period	17,771.3	$53.43	19,058.5	$47.67	21,441.9	$42.85

Exercisable at the end of the period	11,109.1	$44.83	12,656.1	$38.75	13,024.6	$37.43

The weighted average remaining contractual life of stock options outstanding and exercisable at September 30, 2015 was 5 years and 3 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2015 was $50 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended September 30,
Stock Option Exercises (in millions)	2015	2014	2013
Proceeds from stock option exercises	$146	$173	$403
Intrinsic value	$153	$182	$270
Excess Tax benefit	$39	$53	$77

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2015 was approximately $67 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.
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
The following table summarizes activity relating to our RSUs, PSUs and PRSUs:

	Year Ended September 30, 2015		Year Ended September 30, 2014		Year Ended September 30, 2013
RSUs, PSUs and PRSUs (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	3,138.3	$67.35	4,311.4	$53.54	5,721.5	$44.22
Granted*	1,430.2	71.22	1,570.8	81.86	1,750.2	62.51
Vested	(1,644.8)	57.18	(2,593.8)	53.88	(3,005.2)	41.49
Forfeited	(278.6)	68.17	(150.1)	55.20	(155.1)	44.33
Unvested at the end of the period	2,645.1	$75.68	3,138.3	$67.35	4,311.4	$53.54

* Grant activity includes 0.4 million, 0.2 million and 0.2 million of performance-based share units at target for 2015, 2014 and 2013, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs, PSUs and PRSUs at September 30, 2015 was 2 years and $114 million, respectively.
The fair value of RSUs, PSUs and PRSUs vested was $110 million in 2015, $212 million in 2014 and $175 million in 2013. Total unrecognized compensation cost related to these awards at September 30, 2015 was approximately $149 million and is expected to be recognized over a weighted-average period of 3 years.
NOTE 14. RESTRUCTURING, PROGRAMMING AND IMPAIRMENT CHARGES
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
The following table presents the 2015 restructuring and programming charges by segment:

2015 Restructuring and Programming Charges (in millions)	Media Networks	Filmed Entertainment	Corporate	Total

Restructuring charge	137	57	12	206
Programming charges	534	44	—	578
Total	$671	$101	$12	$784

Our restructuring liability related to future severance payments as of September 30, 2015 by reporting segment is as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total

March 31, 2015	137	57	12	206
Severance payments	(42)	(6)	(2)	(50)
Revisions to initial estimates	(8)	—	(1)	(9)
September 30, 2015	$87	$51	$9	$147

The strategic realignment is largely complete and we anticipate that a majority of the severance will be paid by March 31, 2016.
In 2014 we recognized a non-cash impairment charge of $43 million related to an international trade name at Media Networks. See Note 18 for additional information regarding the impairment.
In 2013 we recognized restructuring, asset impairment and programming charges of $106 million that included severance charges of $86 million ($61 million at Media Networks and $25 million at Filmed Entertainment), a $7 million impairment charge resulting from the decision to abandon an intangible asset and $13 million of charges related to management’s decision to cease use of certain original and acquired programming on one of our Media Networks channels. The programming charge was included within Operating expenses in the Consolidated Statement of Earnings.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15. INCOME TAXES
Earnings from continuing operations before provision for income taxes consist of the following:

Earnings from Continuing Operations before Provision for Income Taxes (in millions)	Year Ended September 30,
	2015	2014	2013
United States	$2,047	$2,924	$3,040
International	456	590	479
Pre-tax earnings from continuing operations	$2,503	$3,514	$3,519

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations (in millions)	Year Ended September 30,
	2015	2014	2013
Current provision for income taxes:
Federal	$404	$1,049	$401
State and local	65	122	23
International	114	169	152
Total current provision for income taxes	583	1,340	576
Deferred provision for income taxes	(82)	(290)	494
Provision for income taxes	$501	$1,050	$1,070

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended September 30,
Effective Tax Rate	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.8	1.9	2.2
Effect of international operations	(2.9)	(3.6)	(2.6)
Qualified production activities deduction	(3.0)	(3.2)	(2.1)
Change in valuation allowance	(2.7)	(0.3)	(1.8)
Foreign tax credits of repatriated non-U.S. earnings	(7.4)	—	—
All other, net	(0.8)	0.1	(0.3)
Effective tax rate, continuing operations	20.0%	29.9%	30.4%

We recognized net discrete tax benefits of $258 million in 2015, $49 million in 2014 and $54 million in 2013, which served to reduce the provision for income taxes for those periods. During 2015, we reorganized certain non-U.S. subsidiaries in order to facilitate a more efficient movement of non-U.S. cash and to support the expansion of key areas for growth internationally. The benefits in 2015 are principally related to excess foreign tax credits attributable to a taxable repatriation of non-U.S. earnings from reorganized entities and the release of tax reserves with respect to certain effectively settled tax positions.
The benefits in 2014 are principally related to the reversal of deferred taxes on earnings deemed permanently reinvested and the recognition of capital loss carryforwards. The benefits in 2013 principally reflect the release of tax reserves with respect to certain effectively settled tax positions, as well as the recognition of certain capital loss carryforward and tax credit benefits.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2015	2014
Deferred tax assets:
Accrued liabilities	$191	$175
Postretirement and other employee benefits	407	391
Tax credit and loss carryforwards	245	356
All other	214	213
Total deferred tax assets	1,057	1,135
Valuation allowance	(202)	(308)
Total deferred tax assets, net	$855	$827
Deferred tax liabilities:
Property, equipment and intangible assets	$(527)	$(498)
Unbilled revenue	(146)	(142)
Financing obligations	(115)	(121)
Film & TV production expenditures	(166)	(252)
Total deferred tax liabilities	(954)	(1,013)
Deferred taxes, net	$(99)	$(186)

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to capital losses in the U.S. and net operating losses in foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets.
We have $224 million of U.S. tax loss carryforwards at September 30, 2015. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in fiscal year 2017. In addition, we have $430 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carry forward periods and $362 million of tax losses that expire in the fiscal years 2016 through 2025. The pre-valuation allowance deferred tax asset amount related to these U.S. and international tax loss carryforwards is $245 million.
The net deferred tax assets and deferred tax liabilities included in the Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2015	2014
Current deferred tax assets	$80	$8
Noncurrent deferred tax assets	45	105
Current deferred tax liabilities	(1)	(33)
Noncurrent deferred tax liabilities	(223)	(266)
Deferred taxes, net	$(99)	$(186)

Current and noncurrent deferred tax assets are included within Prepaid and other assets and Other assets, respectively and current deferred tax liabilities are included within Other liabilities-current in the Consolidated Balance Sheets.
As of September 30, 2015, we have not made any provision for U.S. income taxes on approximately $1.8 billion of unremitted earnings of our international subsidiaries since these earnings are permanently reinvested outside the U.S. If these earnings were to be remitted in the future, the related U.S. income tax liability may be reduced by any foreign income taxes previously paid on these earnings. Under current U.S. tax laws, repatriating unremitted earnings could result in incremental taxes of 10% -15% on the repatriated amounts depending on the territory. To the extent that any tax reform legislation were to lower the U.S. federal statutory income tax rate from its current 35%, there could be a corresponding reduction in the estimate of incremental taxes that would result from repatriating unremitted earnings.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended September 30,
	2015	2014	2013
Balance at beginning of the period	$185	$159	$207
Gross additions based on tax positions related to the current year	60	25	29
Gross additions for tax positions of prior years	8	10	5
Gross reductions for tax positions of prior years	(63)	(5)	(50)
Settlements	(1)	—	(25)
Expiration of the statute of limitation	(10)	(4)	(7)
Balance at end of the period	$179	$185	$159

The total amount of unrecognized tax benefits at September 30, 2015, if recognized, would favorably affect the effective tax rate.
As discussed in Note 2, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. We recognized interest and penalties of $8 million in 2015, $10 million in 2014 and $9 million in 2013. We had accruals of $35 million and $40 million related to interest and penalties recorded as a component of Other liabilities – noncurrent in the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively.
We and our subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The IRS, along with the Joint Committee on Taxation, concluded their examinations of our 2011 and 2012 tax returns in 2015. Tax authorities are also conducting examinations of Viacom subsidiaries in various state and local jurisdictions, including New York State and New York City. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $65 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement, may affect our income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
NOTE 16. EARNINGS PER SHARE
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-Dilutive Common Shares (in millions)	Year Ended September 30,
	2015	2014	2013
Weighted average number of common shares outstanding, basic	402.2	432.1	486.2
Dilutive effect of equity awards	3.8	8.1	8.6
Weighted average number of common shares outstanding, diluted	406.0	440.2	494.8

Anti-dilutive common shares	6.9	1.1	3.2

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 17. SUPPLEMENTAL CASH FLOW
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Year Ended September 30,
	2015	2014	2013
Cash paid for interest*	$636	$568	$475
Cash paid for income taxes	$566	$1,021	$463

* Includes cash payments related to discontinued operations of $28 million 2013.
Cash paid for income taxes in the year ended September 30, 2015 includes a benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
NOTE 18. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2015
Marketable securities	$100	$100	$—	$—
Derivatives	(10)	—	(10)	—
Total	$90	$100	$(10)	$—
September 30, 2014
Marketable securities	$107	$107	$—	$—
Derivatives	(8)	—	(8)	—
Total	$99	$107	$(8)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. These investments are included within Prepaid and other assets in the Consolidated Balance Sheets.
The fair value for derivatives is determined utilizing a market-based approach. We use derivative financial instruments to modify our exposure to market risks from changes in foreign exchange rates and interest rates. We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Indian Rupee, the Euro, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Singapore Dollar and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.
At September 30, 2015 and 2014, the notional value of all foreign exchange contracts was $1.040 billion and $628 million, respectively. In 2015, $769 million related to our foreign currency balances and $271 million related to future production costs. In 2014, $390 million related to our foreign currency balances, $154 million related to anticipated investing cash flows and $84 million related to future production costs.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain assets, such as intangible assets and investments, are recorded at fair value only if an impairment charge is recognized.
As described in Note 14, in 2015, we recognized charges related to the write-down of certain programming and films. The charges reflect the excess of the unamortized cost of the programs and films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.

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
In 2013, we recognized an impairment loss of $23 million to write-down a cost method investment to its fair value. The impairment charge is included in Other items, net, in the Consolidated Statement of Earnings. The fair value of the investment (Level 3) was based on a discounted cash flow analysis.
NOTE 19. REPORTING SEGMENTS
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

Revenues by Segment (in millions)	Year Ended September 30,
	2015	2014	2013
Media Networks	$10,490	$10,171	$9,656
Filmed Entertainment	2,883	3,725	4,282
Eliminations	(105)	(113)	(144)
Total revenues	$13,268	$13,783	$13,794

Adjusted Operating Income (in millions)	Year Ended September 30,
	2015	2014	2013
Media Networks	$4,143	$4,271	$4,096
Filmed Entertainment	111	205	234
Corporate expenses	(235)	(227)	(251)
Eliminations	2	(2)	(9)
Equity-based compensation	(101)	(122)	(128)
Asset impairment	—	(43)	(7)
Restructuring and programming charges	(784)	—	(99)
Loss on pension settlement	(24)	—	—
Operating income	3,112	4,082	3,836
Interest expense, net	(657)	(615)	(464)
Equity in net earnings of investee companies	102	69	41
Loss on extinguishment of debt	(18)	(11)	—
Other items, net	(36)	(11)	106
Earnings from continuing operations before provision for income taxes	$2,503	$3,514	$3,519

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,			September 30,
	2015	2014	2013	2015	2014
Media Networks	$162	$148	$144	$17,251	$17,647
Filmed Entertainment	53	64	89	5,928	5,440
Corporate/Eliminations	7	5	4	(962)	(40)
Total	$222	$217	$237	$22,217	$23,047

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Capital Expenditures (in millions)	Year Ended September 30,
	2015	2014	2013
Media Networks	$115	$85	$103
Filmed Entertainment	22	34	53
Corporate	5	4	4
Total capital expenditures	$142	$123	$160

Revenues by Component (in millions)	Year Ended September 30,
	2015	2014	2013
Advertising	$5,007	$4,953	$4,855
Feature film	2,692	3,488	4,022
Affiliate fees	4,908	4,660	4,245
Ancillary	766	795	816
Eliminations	(105)	(113)	(144)
Total revenues	$13,268	$13,783	$13,794

Certain prior year revenues for the Filmed Entertainment segment have been reclassified to conform to the current year presentation.
Revenues generated from international markets were approximately 25%, 26% and 26% of total consolidated revenues in 2015, 2014, and 2013, respectively. Our principal international businesses are in Europe. The United Kingdom and Germany together accounted for approximately 55%, 45%, and 44% of total revenues in the Europe, Middle East and Africa (“EMEA”) region in 2015, 2014, and 2013, respectively.

	Revenues*			Long-lived Assets**
Geographic Information (in millions)	Year Ended September 30,			September 30,
	2015	2014	2013	2015	2014
United States	$9,928	$10,252	$10,152	$4,850	$5,018
EMEA	2,193	2,046	2,173	309	406
All other	1,147	1,485	1,469	54	110
Total	$13,268	$13,783	$13,794	$5,213	$5,534

*Revenue classifications are based on customers’ locations. Transactions within Viacom between geographic areas are not significant.
**Excludes deferred tax assets, goodwill, other intangible assets and investments.
NOTE 20. RELATED PARTY TRANSACTIONS
NAI, directly and indirectly, is the controlling stockholder of both Viacom and CBS. Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Executive Chairman and Founder and as the Executive Chairman and Founder of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended September 30, 2015, 2014 and 2013, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $10 million, $15 million and $19 million, respectively.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Year Ended September 30,
	2015	2014	2013
Consolidated Statements of Earnings
Revenues	$169	$213	$264
Operating expenses	$284	$296	$327

	September 30,
	2015	2014
Consolidated Balance Sheets
Accounts receivable	$5	$5

Accounts payable	$1	$2
Participants' share and residuals, current	77	100
Program obligations, current	62	87
Program obligations, noncurrent	55	104
Other liabilities	2	9
Total due to CBS	$197	$302

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Year Ended September 30,
	2015	2014	2013
Consolidated Statements of Earnings
Revenues	$174	$196	$216
Operating expenses	$61	$71	$63
Selling, general and administrative	$(15)	$(14)	$(17)

	September 30,
	2015	2014
Consolidated Balance Sheets
Accounts receivable	$60	$84
Other assets	1	1
Total due from other related parties	$61	$85

Accounts payable	$5	$2
Other liabilities	55	37
Total due to other related parties	$60	$39

All other related party transactions are not material in the periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited):

2015 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2015
Revenues	$3,344	$3,078	$3,058	$3,788	$13,268
Operating income	$935	$38	$1,084	$1,055	$3,112
Net earnings/(loss) from continuing operations (Viacom and noncontrolling interests)	$513	$(48)	$645	$892	$2,002
Net earnings/(loss) (Viacom and noncontrolling interests)	$513	$(48)	$645	$892	$2,002
Net earnings/(loss) from continuing operations attributable to Viacom	$500	$(53)	$591	$884	$1,922
Net earnings/(loss) attributable to Viacom	$500	$(53)	$591	$884	$1,922
Basic earnings/(loss) per share, continuing operations attributable to Viacom	$1.22	$(0.13)	$1.49	$2.22	$4.78
Basic earnings/(loss) per share attributable to Viacom	$1.22	$(0.13)	$1.49	$2.22	$4.78
Diluted earnings/(loss) per share, continuing operations attributable to Viacom	$1.20	$(0.13)	$1.47	$2.21	$4.73
Diluted earnings/(loss) per share attributable to Viacom	$1.20	$(0.13)	$1.47	$2.21	$4.73

2014 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2014
Revenues	$3,197	$3,174	$3,421	$3,991	$13,783
Operating income	$960	$872	$1,086	$1,164	$4,082
Net earnings from continuing operations (Viacom and noncontrolling interests)	$557	$511	$654	$742	$2,464
Net earnings (Viacom and noncontrolling interests)	$557	$511	$653	$742	$2,463
Net earnings from continuing operations attributable to Viacom	$547	$502	$611	$732	$2,392
Net earnings attributable to Viacom	$547	$502	$610	$732	$2,391
Basic earnings per share, continuing operations attributable to Viacom	$1.23	$1.15	$1.43	$1.74	$5.54
Basic earnings per share attributable to Viacom	$1.23	$1.15	$1.43	$1.74	$5.53
Diluted earnings per share, continuing operations attributable to Viacom	$1.20	$1.13	$1.40	$1.72	$5.43
Diluted earnings per share attributable to Viacom	$1.20	$1.13	$1.40	$1.72	$5.43

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is set forth on page 54.
Audit Opinion on Internal Control over Financial Reporting
The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 55.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.
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
Consolidated Statement of Earnings for the years ended September 30, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013
Consolidated Balance Sheets as of September 30, 2015 and 2014
Consolidated Statement of Cash Flows for the years ended September 30, 2015, 2014 and 2013
Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.
Schedule II. Valuation and Qualifying Accounts
All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 94.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 94.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Philippe P. Dauman
Philippe P. Dauman
President and Chief Executive Officer
Date: November 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe P. Dauman	President and Chief Executive Officer;	November 12, 2015
Philippe P. Dauman	Director

/s/ Thomas E. Dooley	Senior Executive Vice President and Chief	November 12, 2015
Thomas E. Dooley	Operating Officer; Director

/s/ Wade Davis	Executive Vice President,	November 12, 2015
Wade Davis	Chief Financial Officer

/s/ Katherine Gill-Charest	Senior Vice President, Controller	November 12, 2015
Katherine Gill-Charest	(Chief Accounting Officer)

*	Executive Chairman of the Board	November 12, 2015
Sumner M. Redstone	and Founder

*	Vice Chair of the Board	November 12, 2015
Shari Redstone

*	Director	November 12, 2015
George S. Abrams

*	Director	November 12, 2015
Cristiana Falcone Sorrell

Signature	Title	Date

*	Director	November 12, 2015
Blythe J. McGarvie

*	Director	November 12, 2015
Deborah Norville

*	Director	November 12, 2015
Charles E. Phillips, Jr.

*	Director	November 12, 2015
Frederic V. Salerno

*	Director	November 12, 2015
William Schwartz

*By:	/s/ Michael D. Fricklas	November 12, 2015
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).
VIACOM INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year Ended September 30, 2015:
Allowance for doubtful accounts	$30	$10	$(3)	$37
Sales returns and allowances	$199	$344	$(417)	$126
Deferred tax valuation allowance	$308	$14	$(120)	$202

Year Ended September 30, 2014:
Allowance for doubtful accounts	$33	$2	$(5)	$30
Sales returns and allowances	$261	$468	$(530)	$199
Deferred tax valuation allowance	$277	$54	$(23)	$308

Year Ended September 30, 2013:
Allowance for doubtful accounts	$36	$8	$(11)	$33
Sales returns and allowances	$282	$503	$(524)	$261
Deferred tax valuation allowance	$324	$75	$(122)	$277

Item 15(b).
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

4.2
First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 6.25% Senior Note due 2016 and Form of 6.875% Senior Debenture due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3
Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, including Form of 6.125% Senior Note due 2017 and Form of 6.75% Senior Debenture due 2037 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No. 001-32686).

4.4
Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, including Form of 5.625% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.5
Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, including Form of 5.625% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

4.6
Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.500% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.7
Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.500% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

4.8
Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.500% Senior Note due 2016 and 3.875% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

4.9
Tenth Supplemental Indenture, dated as of February 28, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.500% Senior Debenture due 2042 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 28, 2012) (File No. 001-32686).

4.10
Eleventh Supplemental Indenture, dated as of June 14, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.125% Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed June 14, 2012) (File No. 001-32686).

4.11
Twelfth Supplemental Indenture, dated as of November 26, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed November 30, 2012) (File No. 001-32686).

4.12
Thirteenth Supplemental Indenture, dated as of December 4, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

Exhibit No.	Description of Exhibit
4.13
Fourteenth Supplemental Indenture, dated as of December 17, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

4.14
Fifteenth Supplemental Indenture, dated as of March 14, 2013, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.250% Senior Notes due 2023 and 4.875% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2013) (File No. 001-32686).

4.15
Sixteenth Supplemental Indenture, dated as of August 19, 2013, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.500% Senior Notes due 2018, 4.250% Senior Notes due 2023 and 5.850% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 19, 2013) (File No. 001-32686).

4.16
Seventeenth Supplemental Indenture, dated as of March 11, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.200% Senior Notes due 2019, 3.875% Senior Notes due 2024 and 5.250% Senior Debentures due 2044 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 11, 2014) (File No. 001-32686).

4.17
Eighteenth Supplemental Indenture, dated as of December 10, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.750% Senior Notes due 2019 and 4.850% Senior Debentures due 2034 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 10, 2014) (File No. 001-32686).

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

10.4
Third Amendment, dated as of November 18, 2014, to the Credit Agreement, dated as of October 8, 2010, as amended on December 2, 2011, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).

10.5	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**
10.6
Amended Compensation Arrangement for Non-Executive Vice Chair (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed November 9, 2006) (File No. 001-32686).**

10.7	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**
10.8	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.9
Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686), as amended by Amendment No. 1 to Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).**

10.10
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.11
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).**

10.12
Amendment No. 1, dated January 16, 2014, to the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.13
Viacom Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.14
Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective January 18, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 27, 2012) (File No. 001-32686).**

10.15
Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.15.1	Form of Stock Option/RSU Confirmation Sheet (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**
10.15.2
Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.15.3
Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**

10.15.4	Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2011) (File No. 001-32686).**
10.16	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).**
10.17
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

10.20
Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.21
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.22
Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.23
Employment Agreement with Sumner M. Redstone, dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.24
Employment Agreement between Viacom Inc. and Philippe P. Dauman, effective as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).**

10.25
Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010) (File No. 001-32686).**

10.26
Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010) (File No. 001-32686), as amended by Letter Agreement dated August 6, 2012 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Viacom Inc. filed November 15, 2012), as amended by Amendment dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 6, 2015) (File No. 001-32686).**

10.27
Employment Agreement between Viacom Inc. and Wade Davis, effective as of November 27, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).**

10.28
Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

10.29
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.30
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