Form 10-Q
period 2015-12-31
Viacom Inc.
filed 2016-02-09
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 29, 2016
Class A common stock, par value $0.001 per share	49,434,385
Class B common stock, par value $0.001 per share	346,456,384

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2015	2014
Revenues	$3,154	$3,344
Expenses:
Operating	1,593	1,623
Selling, general and administrative	667	731
Depreciation and amortization	55	55
Total expenses	2,315	2,409
Operating income	839	935
Interest expense, net	(155)	(160)
Equity in net earnings of investee companies	31	33
Other items, net	2	(18)
Earnings before provision for income taxes	717	790
Provision for income taxes	(256)	(277)
Net earnings (Viacom and noncontrolling interests)	461	513
Net earnings attributable to noncontrolling interests	(12)	(13)
Net earnings attributable to Viacom	$449	$500

Basic earnings per share attributable to Viacom	$1.13	$1.22
Diluted earnings per share attributable to Viacom	$1.13	$1.20
Weighted average number of common shares outstanding:
Basic	396.6	410.6
Diluted	398.4	416.1
Dividends declared per share of Class A and Class B common stock	$0.40	$0.33

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
(in millions)	2015	2014
Net earnings (Viacom and noncontrolling interests)	$461	$513
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(40)	(104)
Defined benefit pension plans	(5)	(20)
Cash flow hedges	(1)	—
Other comprehensive loss (Viacom and noncontrolling interests)	(46)	(124)
Comprehensive income	415	389
Less: Comprehensive income attributable to noncontrolling interest	9	11
Comprehensive income attributable to Viacom	$406	$378

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$327	$506
Receivables, net	3,012	2,807
Inventory, net	808	786
Prepaid and other assets	552	479
Total current assets	4,699	4,578
Property and equipment, net	903	947
Inventory, net	3,766	3,616
Goodwill	11,434	11,456
Intangibles, net	328	340
Other assets	1,232	1,206
Total assets	$22,362	$22,143
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$289	$506
Accrued expenses	618	748
Participants' share and residuals	913	860
Program obligations	638	703
Deferred revenue	459	481
Current portion of debt	1,073	18
Other liabilities	478	537
Total current liabilities	4,468	3,853
Noncurrent portion of debt	11,494	12,267
Participants' share and residuals	306	351
Program obligations	321	356
Deferred tax liabilities, net	448	150
Other liabilities	1,338	1,348
Redeemable noncontrolling interest	231	219
Commitments and contingencies (Note 6)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.5 and 50.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 346.6 and 348.0 outstanding, respectively	—	—
Additional paid-in capital	10,051	10,017
Treasury stock, 400.1 and 398.0 common shares held in treasury, respectively	(20,825)	(20,725)
Retained earnings	15,049	14,780
Accumulated other comprehensive loss	(577)	(534)
Total Viacom stockholders' equity	3,698	3,538
Noncontrolling interests	58	61
Total equity	3,756	3,599
Total liabilities and equity	$22,362	$22,143

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
(in millions)	2015	2014
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$461	$513
Reconciling items:
Depreciation and amortization	55	55
Feature film and program amortization	1,028	1,027
Equity-based compensation	26	26
Equity in net earnings and distributions from investee companies	(29)	(29)
Deferred income taxes	299	232
Operating assets and liabilities, net of acquisitions:
Receivables	(188)	42
Inventory, program rights and participations	(1,292)	(1,448)
Accounts payable and other current liabilities	(481)	(421)
Other, net	(5)	59
Net cash provided by/(used in) operating activities	(126)	56

INVESTING ACTIVITIES
Acquisitions and investments, net	(30)	(1)
Capital expenditures	(26)	(34)
Net cash flow used in investing activities	(56)	(35)

FINANCING ACTIVITIES
Borrowings	—	990
Commercial paper	290	—
Purchase of treasury stock	(100)	(754)
Dividends paid	(159)	(137)
Excess tax benefits on equity-based compensation awards	—	35
Exercise of stock options	1	104
Other, net	(22)	(45)
Net cash flow provided by financing activities	10	193
Effect of exchange rate changes on cash and cash equivalents	(7)	(29)
Net change in cash and cash equivalents	(179)	185
Cash and cash equivalents at beginning of period	506	1,000
Cash and cash equivalents at end of period	$327	$1,185

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
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2016 (“fiscal 2016”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2015, as filed with the SEC on November 12, 2015 (the “2015 Form 10-K”).
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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We are currently evaluating the impact of the new standard.
In November 2015, the FASB issued ASU 2015-17 - Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that all deferred taxes be classified as noncurrent in the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted on either a prospective or retrospective basis. In the quarter ended December 31, 2015, we adopted the new guidance on a retrospective basis. As a result, our $99 million net deferred tax liability in the Consolidated Balance Sheet as of September 30, 2015 is presented as a deferred tax asset of $51 million within Other assets and $150 million in Deferred tax liabilities, net.
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2019 fiscal year (with early adoption permitted beginning fiscal year 2018), and allows adoption either under a full retrospective or a modified retrospective approach. We are currently evaluating the impact of the new standard.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	December 31, 2015	September 30, 2015
Film inventory:
Released, net of amortization	$609	$576
Completed, not yet released	249	55
In process and other	690	806
Total film inventory, net of amortization	1,548	1,437
Television productions	27	8
Total film and television production inventory	1,575	1,445
Original programming:
Released, net of amortization	1,125	1,161
In process and other	632	599
Total original programming, net of amortization	1,757	1,760
Acquired program rights, net of amortization	1,149	1,108
Home entertainment inventory	93	89
Total inventory, net	4,574	4,402
Less: current portion	(808)	(786)
Total inventory-noncurrent, net	$3,766	$3,616

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	December 31, 2015	September 30, 2015
Senior Notes and Debentures:
Senior notes due April 2016, 6.250%	368	368
Senior notes due December 2016, 2.500%	399	399
Senior notes due April 2017, 3.500%	498	498
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	497	497
Senior notes due April 2019, 2.200%	399	398
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	398	398
Senior notes due March 2021, 4.500%	494	494
Senior notes due December 2021, 3.875%	592	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,233	1,233
Senior notes due April 2024, 3.875%	544	543
Senior debentures due December 2034, 4.850%	593	592
Senior debentures due April 2036, 6.875%	1,066	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	244
Senior debentures due March 2043, 4.375%	1,086	1,085
Senior debentures due June 2043, 4.875%	246	246
Senior debentures due September 2043, 5.850%	1,228	1,228
Senior debentures due April 2044, 5.250%	544	544
Commercial paper	290	—
Capital lease and other obligations	131	143
Total debt	12,567	12,285
Less: current portion	(1,073)	(18)
Total noncurrent portion of debt	$11,494	$12,267

The total unamortized discount and issuance fees and expenses related to our senior notes and debentures was $474 million as of December 31, 2015 and $478 million as of September 30, 2015. The fair value of our senior notes and debentures was approximately $11.9 billion as of December 31, 2015. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
At December 31, 2015, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $290 million with a weighted average maturity of 21 days and weighted average interest rate of 1.16%, was $2.2 billion as of December 31, 2015. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2015.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended December 31,
	2015	2014
Interest cost	$9	$12
Expected return on plan assets	(10)	(13)
Recognized actuarial loss	1	1
Loss on pension settlement	—	24
Net periodic benefit cost	$—	$24

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest	Quarter Ended December 31,
(in millions)	2015	2014
Beginning balance	$219	$216
Net earnings	7	7
Distributions	(7)	(8)
Translation adjustment	(8)	(9)
Redemption value adjustment	20	1
Ending Balance	$231	$207

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2015 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $250 million as of December 31, 2015. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of December 31, 2015. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In July 2015, the Directorate-General for Competition (“DG Comp”) of the European Commission (the “EC”) issued a Statement of Objections (the “SO”) to the six major Hollywood film studios, including Paramount Pictures, and to Sky UK (“Sky”), in connection with DG Comp's investigation into whether conventional territorial restrictions in agreements licensing content to pay television broadcasters impeded European Union (“EU”) single market imperatives in an anti-competitive way. The SO directed at Paramount takes issue with certain geo-filtering provisions in Paramount’s 2009 and 2014 agreements with Sky, which are designed to enforce the territorial nature of the content Paramount licenses for distribution on Sky’s online and mobile pay television platforms. In addition, the SO challenges certain provisions in the 2009 agreement regarding Sky’s satellite distribution of Paramount content. Paramount has responded to the SO. If the SO directed at Paramount is not closed or resolved by settlement and the EC decides that violations have in fact occurred, it has the power to impose fines. Any such decision by the EC could be subject to judicial review in the EU’s General Court and, thereafter, the Court of Justice of the EU. The full process, including appeals, could last several years. We believe that Paramount’s licensing practices in the EU are consistent with the region’s competition and other rules, and the objections presented by the EC are without merit. We will vigorously defend against the claims made by the EC.
In November 2015, Robert J. Casey, II, a Viacom shareholder, commenced a shareholder derivative action in the Court of Chancery of the State of Delaware naming, as defendants, all of the members of our Board of Directors, our Chief Financial Officer and our Controller. The complaint alleged breaches of fiduciary duties and unjust enrichment in connection with (i) our decision to recognize a pre-tax charge in the second quarter of fiscal 2015, reflecting the impact of write-downs of underperforming programming, costs associated with workforce reductions and the accelerated amortization of programming expenses, as we publicly announced on April 6, 2015, (ii) our decision to temporarily pause our stock repurchase program in order to stay within our target leverage ratio, also as publicly announced on April 6, 2015, and (iii) the matters relating to the European Statement of Objections, as discussed above. The complaint was filed following communication to Mr. Casey’s counsel that the Board unanimously determined not to authorize commencement of a civil action against members of management in connection with the above matters, as requested by Mr. Casey’s counsel in previous demand letters. We believe the complaint is meritless and, in January 2016, moved to dismiss it.
In January 2016, E.F. Greenberg, a putative Viacom shareholder, commenced a shareholder derivative action in the Court of Chancery of the State of Delaware against the Company and all the current members of our Board of Directors. The complaint alleges breaches of the fiduciary duties of loyalty and candor, waste of corporate assets, and unjust enrichment in connection with compensation arrangements between Viacom and Sumner and Shari Redstone since October 1, 2013. CBS Corporation and its directors were also named in the complaint in connection with arrangements between CBS and Mr. Redstone and Ms. Redstone. We believe the complaint is meritless and will seek its dismissal pursuant to the procedural rules of the court.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Quarter Ended December 31, 2015			Quarter Ended December 31, 2014
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$3,538	$61	$3,599	$3,719	$28	$3,747
Net earnings	449	12	461	500	13	513
Other comprehensive loss (1)	(43)	(3)	(46)	(122)	(2)	(124)
Noncontrolling interests	(20)	(12)	(32)	(1)	(14)	(15)
Dividends declared	(159)	—	(159)	(136)	—	(136)
Purchase of treasury stock	(100)	—	(100)	(750)	—	(750)
Equity-based compensation and other	33	—	33	142	—	142
Ending Balance	$3,698	$58	$3,756	$3,352	$25	$3,377

(1) The components of other comprehensive loss are net of tax expense of $3 million and a tax benefit of $10 million for the quarters ended December 31, 2015 and 2014, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. RESTRUCTURING

Our restructuring liability as of December 31, 2015 by reporting segment is as follows:

2015 Restructuring Liability
(in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2015	$87	$51	$9	$147
Severance payments	(25)	(5)	(2)	(32)
December 31, 2015	$62	$46	$7	$115

The liability as of December 31, 2015 is related to future severance payments in connection with the restructuring plan undertaken in fiscal 2015, as further described in Note 14 of the 2015 Form 10-K. We anticipate that substantially all of the remaining restructuring liability will be paid by September 30, 2016.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended December 31,
(in millions)	2015	2014
Weighted average number of common shares outstanding, basic	396.6	410.6
Dilutive effect of equity awards	1.8	5.5
Weighted average number of common shares outstanding, diluted	398.4	416.1

Anti-dilutive common shares	12.7	4.1

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Quarter Ended December 31,
(in millions)	2015	2014
Cash paid for interest	$157	$156
Cash paid for income taxes	$65	$48
Accounts Receivable
We had $545 million and $577 million of noncurrent trade receivables as of December 31, 2015 and September 30, 2015, respectively. Accounts receivables are principally related to content distribution arrangements at Media Networks and long-term television license arrangements at Filmed Entertainment. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Unconsolidated Variable Interest Entities: We have an unconsolidated investment in Prism TV Private Limited (“Prism”), a 50% owned joint venture in India that qualifies as a VIE. In connection with our investment, we do not have the power to direct matters that most significantly impact the activities of Prism and therefore we do not qualify as the primary beneficiary. Our carrying value in Prism was $152 million and $145 million as of December 31, 2015 and September 30, 2015, respectively.

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $207 million in assets and $55 million in liabilities as of December 31, 2015, and $207 million in assets and $54 million in liabilities as of September 30, 2015. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
We recognized net discrete tax expense of $21 million in the quarter ended December 31, 2015 and $23 million in the quarter ended December 31, 2014, principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Our effective tax rate was 35.7% in the quarter ended December 31, 2015, which included discrete tax expense that contributed 2.9 percentage points to the effective tax rate. Our effective tax rate was 35.1% in the quarter ended December 31, 2014, which included discrete tax expense and a loss on pension settlement that, when taken together, contributed 2.8 percentage points to the effective tax rate.
NOTE 11. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2015 and September 30, 2015:

Financial Asset/(Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Marketable securities	$106	$106	$—	$—
Derivatives	(9)	—	(9)	—
Total	$97	$106	$(9)	$—
September 30, 2015
Marketable securities	$100	$100	$—	$—
Derivatives	(10)	—	(10)	—
Total	$90	$100	$(10)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $1.171 billion and $1.040 billion as of December 31, 2015 and September 30, 2015, respectively. At December 31, 2015, $809 million related to our foreign currency balances and $362 million related to future production costs. At September 30, 2015, $769 million related to our foreign currency balances and $271 million related to future production costs.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 12. REPORTING SEGMENTS
The following tables set forth our financial performance by reporting segment. Our reporting segments have been determined in accordance with our internal management structure. We manage our operations through two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films and television programming exhibition rights by Media Networks. The elimination of such intercompany transactions in the Consolidated Financial Statements is included within eliminations in the tables below.

Our measure of segment performance is adjusted operating income/(loss). Adjusted operating income/(loss) is defined as operating income/(loss), before equity-based compensation and certain other items identified as affecting comparability, when applicable.

Revenues by Segment	Quarter Ended December 31,
(in millions)	2015	2014
Media Networks	$2,565	$2,654
Filmed Entertainment	612	720
Eliminations	(23)	(30)
Total revenues	$3,154	$3,344

Adjusted Operating Income/(Loss)	Quarter Ended December 31,
(in millions)	2015	2014
Media Networks	$1,057	$1,104
Filmed Entertainment	(146)	(60)
Corporate expenses	(50)	(61)
Eliminations	4	2
Equity-based compensation	(26)	(26)
Loss on pension settlement	—	(24)
Operating income	839	935
Interest expense, net	(155)	(160)
Equity in net earnings of investee companies	31	33
Other items, net	2	(18)
Earnings before provision for income taxes	$717	$790

Total Assets	December 31, 2015	September 30, 2015
(in millions)
Media Networks	$17,039	$17,251
Filmed Entertainment	6,380	5,928
Corporate/Eliminations	(1,057)	(1,036)
Total assets	$22,362	$22,143

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Component	Quarter Ended December 31,
(in millions)	2015	2014
Advertising	$1,320	$1,367
Feature film	570	674
Affiliate fees	1,119	1,132
Ancillary	168	201
Eliminations	(23)	(30)
Total revenues	$3,154	$3,344

NOTE 13. RELATED PARTY TRANSACTIONS
National Amusements, Inc. (“NAI”), directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Chairman Emeritus and as the Chairman Emeritus of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, another of our directors, serves on the boards of both Viacom and CBS. Philippe Dauman, our Executive Chairman, President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2015 and 2014, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $1 million and $2 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $60 million to CBS during the quarter ended December 31, 2015. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended December 31,
(in millions)	2015	2014
Consolidated Statements of Earnings
Revenues	$43	$59
Operating expenses	$59	$68

	December 31, 2015	September 30, 2015
Consolidated Balance Sheets
Accounts receivable	$4	$5

Accounts payable	$1	$1
Participants’ share and residuals, current	65	77
Program obligations, current	88	62
Program obligations, noncurrent	42	55
Other liabilities	2	2
Total due to CBS	$198	$197

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended December 31,
(in millions)	2015	2014
Consolidated Statements of Earnings
Revenues	$5	$13
Operating expenses	$2	$2
Selling, general and administrative	$(2)	$(2)

	December 31, 2015	September 30, 2015
Consolidated Balance Sheets
Accounts receivable	$61	$60
Other assets	1	1
Total due from other related parties	$62	$61

Accounts payable	$7	$5
Other liabilities	54	55
Total due to other related parties	$61	$60

All other related party transactions are not material in the periods presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2015 (the “2015 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview: The overview section provides a summary of our business.
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2015, compared with the quarter ended December 31, 2014. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2015, compared with the quarter ended December 31, 2014, and of our outstanding debt, commitments and contingencies existing as of December 31, 2015.
OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form content, apps, games, consumer products, social media experiences and other entertainment content for audiences in 180 countries. Our media networks, including Nickelodeon®, COMEDY CENTRAL®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Channel 5® (UK), Logo®, Nicktoons®, TeenNick® and Paramount Channel™, reach 510 million households worldwide. Viacom Media Networks also provides extensive online, mobile and app experiences. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Paramount Television™ develops and produces programming for television and video-on-demand platforms.
We operate through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income/(loss). We define adjusted operating income/(loss) for our segments as operating income/(loss), before equity-based compensation and certain other items identified as affecting comparability, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters ended December 31, 2015 and 2014.

	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2015	2014	$	%
Revenues	$3,154	$3,344	$(190)	(6)%
Operating income	839	935	(96)	(10)
Adjusted operating income	839	959	(120)	(13)
Net earnings attributable to Viacom	449	500	(51)	(10)
Adjusted net earnings attributable to Viacom	470	538	(68)	(13)
Diluted EPS	1.13	1.20	(0.07)	(6)
Adjusted diluted EPS	$1.18	$1.29	$(0.11)	(9)%

See the section entitled “Factors Affecting Comparability” for a reconciliation of our adjusted measures to our reported results.
Revenues
Worldwide revenues decreased $190 million, or 6%, to $3.154 billion in the quarter ended December 31, 2015. Excluding foreign exchange, which had a 2-percentage point unfavorable impact, worldwide revenues decreased 4%. Filmed Entertainment revenues decreased $108 million, or 15%, primarily driven by lower theatrical and home entertainment revenues, partially offset by increased license fees, and Media Networks revenues decreased $89 million, or 3%, principally reflecting lower advertising and ancillary revenues. Excluding foreign exchange, which had a 1-percentage point and 3-percentage point unfavorable impact, respectively, Media Networks revenues declined 2% and Filmed Entertainment revenues declined 12%.
Operating Income
Adjusted operating income decreased $120 million, or 13%, to $839 million in the quarter ended December 31, 2015. Filmed Entertainment adjusted operating results decreased $86 million reflecting the timing and mix of current quarter releases, as well

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

as lower contributions from films in release in the post-theatrical distribution windows. Media Networks adjusted operating income decreased $47 million, or 4%, as the decline in revenues was partially offset by lower expenses. In addition, corporate expenses decreased $11 million, or 18%, due to lower employee-related costs. Adjusted results in the quarter ended December 31, 2014 exclude the impact of a non-cash pension settlement loss of $24 million. Including the pension settlement loss, operating income decreased $96 million, or 10%.
See the section entitled “Segment Results of Operations” for a more in-depth discussion of the revenues, expenses and adjusted operating income/(loss) for each of the Media Networks and Filmed Entertainment segments.
Net Earnings Attributable to Viacom
Adjusted net earnings attributable to Viacom decreased $68 million, or 13%, to $470 million in the quarter ended December 31, 2015, principally due to the decline in tax-effected operating income described above, partially offset by the impact of foreign currency losses in the prior year quarter.
Our effective income tax rate was 32.8% in the quarter, compared with 32.3% in the quarter ended December 31, 2014, excluding the impact of discrete tax items.
Adjusted diluted EPS decreased $0.11 per diluted share to $1.18 in the quarter, reflecting lower earnings, partially offset by the impact of fewer shares. Foreign exchange had an unfavorable $0.02 impact on adjusted diluted EPS.
In addition to the pension settlement loss in the prior year quarter mentioned above, adjusted net earnings attributable to Viacom exclude net discrete tax expense of $21 million and $23 million in the quarters ended December 31, 2015 and 2014, respectively. Including these items, net earnings attributable to Viacom declined $51 million, or 10% and diluted EPS decreased $0.07.
Segment Results of Operations
Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the purchase of Filmed Entertainment’s feature films and television programming exhibition rights by Media Networks.
Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2015	2014	$	%
Revenues by Component
Advertising	$1,320	$1,367	$(47)	(3)%
Affiliate fees	1,119	1,132	(13)	(1)
Ancillary	126	155	(29)	(19)
Total revenues by component	$2,565	$2,654	$(89)	(3)%
Expenses
Operating	$957	$987	$30	3%
Selling, general and administrative	510	522	12	2
Depreciation and amortization	41	41	—	—
Total expenses	$1,508	$1,550	$42	3%
Adjusted Operating Income	$1,057	$1,104	$(47)	(4)%

Revenues
Worldwide revenues decreased $89 million, or 3%, to $2.565 billion in the quarter ended December 31, 2015. Excluding foreign exchange, which had a 1-percentage point unfavorable impact, worldwide revenues decreased 2%. Domestic revenues decreased $67 million, or 3%, to $2.057 billion, principally due to lower advertising and ancillary revenues. International revenues decreased 4% to $508 million, driven by the impact of foreign exchange, which had a 7-percentage point unfavorable impact on international revenues. Excluding the impact of foreign exchange, international revenues increased 3% reflecting higher advertising and affiliate revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Advertising
Worldwide advertising revenues decreased $47 million, or 3%, to $1.320 billion in the quarter. Excluding foreign exchange, which had a 1-percentage point unfavorable impact, worldwide advertising revenues decreased 2%. Domestic advertising revenues decreased 4%. While pricing increased, softer ratings at certain of our networks caused lower audience delivery, reducing impressions and associated revenue. International advertising revenues decreased 2%, driven by the impact of foreign exchange, which had an 8-percentage point unfavorable impact on international revenues. Excluding the impact of foreign exchange, international advertising revenues increased 6% driven by growth in Europe.
Affiliate Fees
Worldwide affiliate fee revenues decreased $13 million, or 1%, to $1.119 billion in the quarter. Excluding foreign exchange, which had a 1-percentage point unfavorable impact, worldwide affiliate revenues were flat. Domestic affiliate revenues were substantially flat. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues grew in the low mid single digits as rate increases were partially offset by a modest decline in subscribers compared to the prior year quarter. International affiliate revenues decreased 6%, driven by the impact of foreign exchange, which had a 9-percentage point unfavorable impact on international revenues. Excluding the impact of foreign exchange, international affiliate revenues increased 3% driven by the launch of new channels and increased subscribers.
Ancillary
Worldwide ancillary revenue decreased $29 million, or 19%, to $126 million in the quarter, driven by lower consumer product revenue, reflecting Teenage Mutant Ninja Turtles merchandise sales in the prior year quarter, and a decline in television syndication revenue.
Expenses
Total expenses decreased $42 million, or 3%, to $1.508 billion in the quarter.
Operating
Operating expenses decreased $30 million, or 3%, to $957 million in the quarter. Programming costs decreased $25 million, or 3%, to $847 million primarily driven by the benefit associated with programming charges taken in the second quarter of fiscal 2015, partially offset by our continuing investment in original content. Distribution and other expenses decreased $5 million, or 4%, to $110 million.
Selling, General and Administrative
SG&A expenses decreased $12 million, or 2%, to $510 million in the quarter, reflecting lower employee costs, partially offset by higher advertising and promotional expenses related to marketing original programming.
Adjusted Operating Income
Adjusted operating income decreased $47 million, or 4%, to $1.057 billion in the quarter, reflecting the operating results discussed above and a 1-percentage point unfavorable foreign exchange impact.
Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2015	2014	$	%
Revenues by Component
Theatrical	$94	$169	$(75)	(44)%
Home entertainment	239	316	(77)	(24)
License fees	237	189	48	25
Ancillary	42	46	(4)	(9)
Total revenues by component	$612	$720	$(108)	(15)%
Expenses
Operating	$663	$668	$5	1%
Selling, general and administrative	82	99	17	17
Depreciation and amortization	13	13	—	—
Total expenses	$758	$780	$22	3%
Adjusted Operating Loss	$(146)	$(60)	$(86)	(143)%

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Revenues
Worldwide revenues decreased $108 million, or 15%, to $612 million in the quarter ended December 31, 2015. Excluding foreign exchange, which had a 3-percentage point unfavorable impact, worldwide revenues declined 12%. Domestic revenues were $311 million and international revenues were $301 million, a decline of 16% and 14%, respectively. Foreign exchange had a 7-percentage point unfavorable impact on international revenues.
Theatrical
Worldwide theatrical revenues decreased $75 million, or 44%, to $94 million in the quarter. Carryover revenues decreased $46 million principally due to revenues from Teenage Mutant Ninja Turtles in the prior year quarter, and revenues from our current quarter releases were lower by $29 million due to the timing and mix of releases. Significant current quarter releases included Daddy's Home, Paranormal Activity: The Ghost Dimension and The Big Short, while the prior year quarter included Interstellar. Domestic theatrical revenues decreased 51% and international theatrical revenues decreased 33%. Foreign exchange had an 8-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $77 million, or 24%, to $239 million in the quarter, primarily reflecting carryover revenues from Transformers: Age of Extinction in the prior year quarter. Significant titles in the current quarter included Mission: Impossible - Rogue Nation and Terminator: Genisys, while the prior year quarter included Teenage Mutant Ninja Turtles. Domestic home entertainment revenues decreased 18% and international home entertainment revenues decreased 32%. Foreign exchange had a 7-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees increased $48 million, or 25%, to $237 million in the quarter, primarily driven by the licensing of certain titles in subscription video-on-demand and television.
Expenses
Total expenses decreased $22 million, or 3%, to $758 million in the quarter, principally driven by savings in SG&A expenses.
Operating
Operating expenses decreased $5 million, or 1%, to $663 million in the quarter. Distribution and other costs, principally print and advertising expenses, decreased $30 million, or 9%, principally driven by home entertainment distribution costs for Transformers: Age of Extinction in the prior year quarter. Film costs increased $25 million, or 8%, reflecting higher participations and residuals.
Selling, General and Administrative
SG&A expenses decreased $17 million, or 17%, to $82 million in the quarter, primarily driven by lower employee costs.
Adjusted Operating Loss
Adjusted operating loss was $146 million for the quarter ended December 31, 2015 compared with $60 million for the quarter ended December 31, 2014. The decline of $86 million in operating results reflects the timing and mix of current quarter releases, as well as lower contributions from films in release in the post-theatrical distribution windows. The generation of an operating loss reflects the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.
Factors Affecting Comparability
The Consolidated Financial Statements as of and for the quarters ended December 31, 2015 and 2014 reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Results for the aforementioned periods, as discussed in the section entitled “Overview”, have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use adjusted measures to evaluate our actual operating performance.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The following tables reconcile our adjusted measures to our reported results for the quarters ended December 31, 2015 and 2014. The tax impacts included in the tables have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended December 31, 2015
	Operating Income	Pre-tax Earnings	Net Earnings Attributable to Viacom	Diluted EPS
Reported results	$839	$717	$449	$1.13
Factors Affecting Comparability:
Discrete tax expense	—	—	21	0.05
Adjusted results	$839	$717	$470	$1.18

(in millions, except per share amounts)
	Quarter Ended December 31, 2014
	Operating Income	Pre-tax Earnings	Net Earnings Attributable to Viacom	Diluted EPS
Reported results	$935	$790	$500	$1.20
Factors Affecting Comparability:
Loss on pension settlement	24	24	15	0.04
Discrete tax expense	—	—	23	0.05
Adjusted results	$959	$814	$538	$1.29

Discrete tax expense: The net discrete tax expense in the quarters ended December 31, 2015 and 2014 is principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Loss on pension settlement: The pre-tax non-cash charge of $24 million in the quarter ended December 31, 2014 was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Our effective tax rate was 32.8% in the quarter ended December 31, 2015 and 32.3% in the quarter ended December 31, 2014, excluding the impact of the discrete tax expense and loss on pension settlement. Discrete tax expense contributed 2.9 percentage points to the effective tax rate, which reconciles to the reported effective tax rate of 35.7% in the quarter ended December 31, 2015. Discrete tax expense, taken together with the impact of the pension settlement loss, contributed 2.8 percentage points to the effective tax rate, which reconciles to the reported effective tax rate of 35.1% in the quarter ended December 31, 2014.

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
Cash Flows
Cash and cash equivalents were $327 million as of December 31, 2015, a decrease of $179 million compared with September 30, 2015.
Operating Activities
Cash used in operating activities was $126 million for the quarter ended December 31, 2015, compared with cash provided by operating activities of $56 million for the quarter ended December 31, 2014, primarily reflecting unfavorable working capital requirements and the impact from lower earnings in the current quarter.
Investing Activities
Cash used in investing activities was $56 million and $35 million for the quarters ended December 31, 2015 and 2014, respectively.
Financing Activities
Cash provided by financing activities was $10 million for the quarter ended December 31, 2015, primarily driven by $290 million of commercial paper borrowings, partially offset by dividend payments of $159 million and the settlement of share repurchases totaling $100 million.
Cash provided by financing activities was $193 million for the quarter ended December 31, 2014, primarily driven by proceeds of $990 million from the issuance of senior notes and debentures and proceeds of $104 million from the exercise of stock options, partially offset by the settlement of share repurchases of $754 million and dividend payments totaling $137 million.
Capital Resources
Capital Structure and Debt
Total debt was $12.567 billion as of December 31, 2015, an increase of $282 million from $12.285 billion at September 30, 2015.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Credit Facility
At December 31, 2015, there were no amounts outstanding under our credit facility. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $290 million with a weighted average maturity of 21 days and weighted average interest rate of 1.16%, was $2.2 billion as of December 31, 2015. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2015.
Stock Repurchase Program
During the quarter ended December 31, 2015, we repurchased 2.1 million shares of Class B common stock for an aggregate purchase price of $100 million, leaving $4.9 billion of remaining capacity under our program.
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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our brands, programs, motion pictures and other entertainment content on the various platforms on which they are distributed; the impact of inadequate audience measurement on our program ratings, advertising revenues and affiliate fees; technological developments and their effect in our markets and on consumer behavior; competition for content, audiences, advertising and distribution; the impact of piracy; economic fluctuations in advertising and retail markets, and economic conditions generally; fluctuations in our results due to the timing, mix, number and availability of our motion pictures and other programming; the potential for loss of carriage or other reduction in the distribution of our content; changes in the Federal communications or other laws and regulations; evolving cybersecurity and similar risks; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2015 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2015 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 6 to the Consolidated Financial Statements.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2015 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about our purchases of Viacom Class B common stock during the quarter ended December 31, 2015 under our publicly announced stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Program
Open Market Purchases	(thousands)	(dollars)	(thousands)	(millions)
Month ended October 31, 2015	1,281	$46.82	1,281	$4,940
Month ended November 30, 2015	694	$50.42	694	$4,905
Month ended December 31, 2015	105	$47.94	105	$4,900
Total	2,080		2,080

(1) There is no expiration date for the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Employment Agreement between Viacom Inc. and Scott Mills, dated as of October 1, 2014.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: February 9, 2016	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: February 9, 2016	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)