Form 10-Q
period 2016-03-31
Viacom Inc.
filed 2016-04-28
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 15, 2016
Class A common stock, par value $0.001 per share	49,434,379
Class B common stock, par value $0.001 per share	346,608,679

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2016	2015	2016	2015
Revenues	$3,001	$3,078	$6,155	$6,422
Expenses:
Operating	1,654	2,056	3,247	3,679
Selling, general and administrative	705	721	1,372	1,452
Depreciation and amortization	56	57	111	112
Restructuring	—	206	—	206
Total expenses	2,415	3,040	4,730	5,449
Operating income	586	38	1,425	973
Interest expense, net	(155)	(166)	(310)	(326)
Equity in net earnings of investee companies	35	42	66	75
Other items, net	(6)	(12)	(4)	(30)
Earnings/(loss) before provision for income taxes	460	(98)	1,177	692
Provision for income taxes	(151)	50	(407)	(227)
Net earnings/(loss) (Viacom and noncontrolling interests)	309	(48)	770	465
Net earnings attributable to noncontrolling interests	(6)	(5)	(18)	(18)
Net earnings/(loss) attributable to Viacom	$303	$(53)	$752	$447

Basic earnings/(loss) per share attributable to Viacom	$0.76	$(0.13)	$1.90	$1.10
Diluted earnings/(loss) per share attributable to Viacom	$0.76	$(0.13)	$1.89	$1.09
Weighted average number of common shares outstanding:
Basic	396.1	402.5	396.4	406.6
Diluted	397.4	402.5	397.9	411.4
Dividends declared per share of Class A and Class B common stock	$0.40	$0.33	$0.80	$0.66

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Net earnings/(loss) (Viacom and noncontrolling interests)	$309	$(48)	$770	$465
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	22	(158)	(18)	(262)
Defined benefit pension plans	1	(1)	(4)	(21)
Cash flow hedges	2	—	1	—
Available for sale securities	—	(1)	—	(1)
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	25	(160)	(21)	(284)
Comprehensive income/(loss)	334	(208)	749	181
Less: Comprehensive income attributable to noncontrolling interest	5	1	14	12
Comprehensive income/(loss) attributable to Viacom	$329	$(209)	$735	$169

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$480	$506
Receivables, net	2,784	2,807
Inventory, net	806	786
Prepaid and other assets	664	479
Total current assets	4,734	4,578
Property and equipment, net	879	947
Inventory, net	3,876	3,616
Goodwill	11,436	11,456
Intangibles, net	333	340
Other assets	1,307	1,206
Total assets	$22,565	$22,143
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$343	$506
Accrued expenses	679	748
Participants' share and residuals	848	860
Program obligations	692	703
Deferred revenue	413	481
Current portion of debt	1,033	18
Other liabilities	462	537
Total current liabilities	4,470	3,853
Noncurrent portion of debt	11,496	12,267
Participants' share and residuals	322	351
Program obligations	288	356
Deferred tax liabilities, net	531	150
Other liabilities	1,290	1,348
Redeemable noncontrolling interest	221	219
Commitments and contingencies (Note 6)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 50.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 346.8 and 348.0 outstanding, respectively	—	—
Additional paid-in capital	10,073	10,017
Treasury stock, 400.1 and 398.0 common shares held in treasury, respectively	(20,825)	(20,725)
Retained earnings	15,192	14,780
Accumulated other comprehensive loss	(551)	(534)
Total Viacom stockholders' equity	3,889	3,538
Noncontrolling interests	58	61
Total equity	3,947	3,599
Total liabilities and equity	$22,565	$22,143

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$770	$465
Reconciling items:
Depreciation and amortization	111	112
Feature film and program amortization	2,106	2,581
Equity-based compensation	52	51
Equity in net earnings and distributions from investee companies	(62)	(71)
Deferred income taxes	377	46
Operating assets and liabilities, net of acquisitions:
Receivables	52	329
Inventory, program rights and participations	(2,500)	(2,567)
Accounts payable and other current liabilities	(508)	(248)
Other, net	(114)	(18)
Net cash provided by operating activities	284	680

INVESTING ACTIVITIES
Acquisitions and investments, net	(44)	5
Capital expenditures	(54)	(64)
Net cash flow used in investing activities	(98)	(59)

FINANCING ACTIVITIES
Borrowings	—	990
Debt repayments	—	(600)
Commercial paper	250	75
Purchase of treasury stock	(100)	(1,506)
Dividends paid	(318)	(273)
Excess tax benefits on equity-based compensation awards	—	39
Exercise of stock options	3	126
Other, net	(43)	(79)
Net cash flow used in financing activities	(208)	(1,228)
Effect of exchange rate changes on cash and cash equivalents	(4)	(87)
Net change in cash and cash equivalents	(26)	(694)
Cash and cash equivalents at beginning of period	506	1,000
Cash and cash equivalents at end of period	$480	$306

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
Reclassification
Certain prior year amounts have been reclassified to conform to the fiscal 2016 presentation.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. The guidance will be effective for the first interim period of our 2018 fiscal year, with early adoption permitted. The new standard will impact our financial statements by increasing or decreasing our income tax provision and increasing cash flow from operating activities.
In February 2016, the FASB issued ASU 2016-02 - Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. For income statement purposes, leases will be classified as either operating or finance, generally resulting in straight-line expense recognition for operating leases (similar to current operating leases) and accelerated expense recognition for financing leases (similar to current capital leases). The guidance will be effective for the first interim period of our 2020 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard.
In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We are currently evaluating the impact of the new standard.
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
NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	March 31, 2016	September 30, 2015
Film inventory:
Released, net of amortization	$684	$576
Completed, not yet released	143	55
In process and other	847	806
Total film inventory, net of amortization	1,674	1,437
Television productions	50	8
Total film and television production inventory	1,724	1,445
Original programming:
Released, net of amortization	1,189	1,161
In process and other	525	599
Total original programming, net of amortization	1,714	1,760
Acquired program rights, net of amortization	1,149	1,108
Home entertainment inventory	95	89
Total inventory, net	4,682	4,402
Less: current portion	(806)	(786)
Total inventory-noncurrent, net	$3,876	$3,616

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	March 31, 2016	September 30, 2015
Senior Notes and Debentures:
Senior notes due April 2016, 6.250%	368	368
Senior notes due December 2016, 2.500%	399	399
Senior notes due April 2017, 3.500%	499	498
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	497	497
Senior notes due April 2019, 2.200%	399	398
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	398	398
Senior notes due March 2021, 4.500%	494	494
Senior notes due December 2021, 3.875%	593	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,234	1,233
Senior notes due April 2024, 3.875%	544	543
Senior debentures due December 2034, 4.850%	593	592
Senior debentures due April 2036, 6.875%	1,066	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	244
Senior debentures due March 2043, 4.375%	1,088	1,085
Senior debentures due June 2043, 4.875%	246	246
Senior debentures due September 2043, 5.850%	1,228	1,228
Senior debentures due April 2044, 5.250%	544	544
Commercial paper	250	—
Capital lease and other obligations	128	143
Total debt	12,529	12,285
Less: current portion	(1,033)	(18)
Total noncurrent portion of debt	$11,496	$12,267

The total unamortized discount and issuance fees and expenses related to our senior notes and debentures was $469 million as of March 31, 2016 and $478 million as of September 30, 2015. The fair value of our senior notes and debentures was approximately $12.4 billion as of March 31, 2016. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
At March 31, 2016, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $250 million with a weighted average maturity of 26 days and weighted average interest rate of 1.28%, was $2.25 billion as of March 31, 2016. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2016.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest cost	$8	$10	$17	$22
Expected return on plan assets	(9)	(11)	(19)	(24)
Recognized actuarial loss	2	2	3	3
Loss on pension settlement	—	—	—	24
Net periodic benefit cost	$1	$1	$1	$25

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest	Six Months Ended March 31,
(in millions)	2016	2015
Beginning balance	$219	$216
Net earnings	9	8
Distributions	(12)	(12)
Translation adjustment	(16)	(23)
Redemption value adjustment	21	5
Ending Balance	$221	$194

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2015 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $250 million as of March 31, 2016. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of March 31, 2016. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In July 2015, the Directorate-General for Competition (“DG Comp”) of the European Commission (the “Commission”) issued a Statement of Objections (the “SO”) to the six major Hollywood film studios, including Paramount Pictures, and to Sky UK (“Sky”), in connection with DG Comp's investigation into whether conventional territorial restrictions in agreements licensing content to pay television broadcasters impeded European Union (“EU”) single market imperatives in an anti-competitive way. The SO directed at Paramount takes issue with certain geo-filtering provisions in Paramount’s 2009 and 2014 agreements with Sky, which were designed to enforce the territorial nature of the content Paramount licenses for distribution on Sky’s online and mobile pay television platforms. In addition, the SO challenges certain provisions in the 2009 agreement regarding Sky’s satellite distribution of Paramount content. While we believe that Paramount's licensing practices in the EU are consistent with the region's competition and other rules, Paramount has chosen to reach agreement with the Commission rather than prolong the dispute. Subject to final Commission approval, Viacom and Paramount will give binding commitments to neither enforce nor renew the types of geo-filtering clauses in premium pay television license agreements that were described in the SO and that restrict European Economic Area (“EEA”) broadcasters from responding to unsolicited requests by consumers located in a different territory in the EEA. No admission of liability will be made. The commitments permit Paramount to continue to license films through premium pay television license agreements in Europe on an exclusive territorial basis. In addition, the agreement eliminates the possibility of fines and enables the Commission to close similar pending cases against Viacom and Paramount relating to broadcasters in Italy, France, Germany and Spain. If Paramount's commitments do not receive final Commission approval and the Commission ultimately decides that violations have in fact occurred, it has the power to impose fines. Any such decision would be subject to judicial review in the EU’s General Court and, thereafter, the Court of Justice of the EU. The full process, including appeals, could last several years.
In November 2015, Robert J. Casey, II, a Viacom shareholder, commenced a shareholder derivative action in the Court of Chancery of the State of Delaware naming, as defendants, all of the members of our Board of Directors, our Chief Financial Officer and our Controller. The complaint alleged breaches of fiduciary duties and unjust enrichment in connection with (i) our decision to recognize a pre-tax charge in the second quarter of fiscal 2015, reflecting the impact of write-downs of underperforming programming, costs associated with workforce reductions and the accelerated amortization of programming expenses, as we publicly announced on April 6, 2015, (ii) our decision to temporarily pause our stock repurchase program in order to stay within our target leverage ratio, also as publicly announced on April 6, 2015, and (iii) the matters relating to the European Statement of Objections, as discussed above. The complaint was filed following communication to Mr. Casey’s counsel that the Board unanimously determined not to authorize commencement of a civil action against members of management in connection with the above matters, as requested by Mr. Casey’s counsel in previous demand letters. In January 2016, we moved to dismiss the complaint, and Mr. Casey filed an amended complaint in March 2016. On April 7, Mr. Casey voluntarily dismissed the action. The dismissal was approved by the court on the same day.
In January 2016, E.F. Greenberg, a putative Viacom shareholder, commenced a shareholder derivative action in the Court of Chancery of the State of Delaware against the Company and all the current members of our Board of Directors. The complaint alleges breaches of the fiduciary duties of loyalty and candor, waste of corporate assets, and unjust enrichment in connection with compensation arrangements between Viacom and Sumner and Shari Redstone since October 1, 2013. CBS Corporation and its directors were also named in the complaint in connection with arrangements between CBS and Mr. Redstone and Ms. Redstone. In March 2016, Mr. Greenberg voluntarily dismissed the action, and the dismissal was approved by the court.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$3,538	$61	$3,599	$3,719	$28	$3,747
Net earnings	752	18	770	447	18	465
Other comprehensive loss (1)	(17)	(4)	(21)	(278)	(6)	(284)
Noncontrolling interests	(21)	(17)	(38)	(5)	(21)	(26)
Dividends declared	(318)	—	(318)	(269)	—	(269)
Purchase of treasury stock	(100)	—	(100)	(1,500)	—	(1,500)
Equity-based compensation and other	55	—	55	189	—	189
Ending Balance	$3,889	$58	$3,947	$2,303	$19	$2,322

(1) The components of other comprehensive loss are net of tax expense of $5 million and a tax benefit of $11 million for the six months ended March 31, 2016 and 2015, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. RESTRUCTURING

Our restructuring liability as of March 31, 2016 by reporting segment is as follows:

2015 Restructuring Liability
(in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2015	$87	$51	$9	$147
Severance payments	(37)	(16)	(3)	(56)
March 31, 2016	$50	$35	$6	$91

The liability as of March 31, 2016 is related to future severance payments in connection with the restructuring plan undertaken in fiscal 2015, as further described in Note 14 of the 2015 Form 10-K. We anticipate that substantially all of the liability associated with the restructuring plan will be paid by September 30, 2016.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Weighted average number of common shares outstanding, basic	396.1	402.5	396.4	406.6
Dilutive effect of equity awards	1.3	—	1.5	4.8
Weighted average number of common shares outstanding, diluted	397.4	402.5	397.9	411.4

Anti-dilutive common shares	13.2	8.6	13.0	4.3

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Six Months Ended March 31,
(in millions)	2016	2015
Cash paid for interest	$302	$305
Cash paid for income taxes	$204	$211
Accounts Receivable
We had $567 million and $577 million of noncurrent trade receivables as of March 31, 2016 and September 30, 2015, respectively. Accounts receivables are principally related to content distribution arrangements at Media Networks and long-term television license arrangements at Filmed Entertainment. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.

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
Unconsolidated Variable Interest Entities: We have an unconsolidated investment in Prism TV Private Limited (“Prism”), a 50% owned joint venture in India that qualifies as a VIE. In connection with our investment, we do not have the power to direct matters that most significantly impact the activities of Prism and therefore we do not qualify as the primary beneficiary. Our carrying value in Prism was $157 million and $145 million as of March 31, 2016 and September 30, 2015, respectively.

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $212 million in assets and $56 million in liabilities as of March 31, 2016, and $207 million in assets and $54 million in liabilities as of September 30, 2015. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
Our effective income tax rate was 32.8% and 34.6% in the quarter and six months ended March 31, 2016, respectively. Discrete tax expense of $21 million contributed 1.8 percentage points to the effective income tax rate in the six months. This discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Our effective income tax rate was 51.0% in the quarter ended March 31, 2015, which included restructuring and programming charges that contributed 19.8 percentage points to the effective income tax rate. Our effective tax rate was 32.8% in the six months ended March 31, 2015. Discrete tax expense of $23 million in the six months, taken together with the restructuring and programming charges and a pension settlement loss, contributed 1.0 percentage point to the effective income tax rate. This discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
NOTE 11. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2016 and September 30, 2015:

Financial Asset/(Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2016
Marketable securities	$108	$108	$—	$—
Derivatives	(7)	—	(7)	—
Total	$101	$108	$(7)	$—
September 30, 2015
Marketable securities	$100	$100	$—	$—
Derivatives	(10)	—	(10)	—
Total	$90	$100	$(10)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $963 million and $1.040 billion as of March 31, 2016 and September 30, 2015, respectively. At March 31, 2016, $678 million related to our foreign currency balances and $285 million related to future production costs. At September 30, 2015, $769 million related to our foreign currency balances and $271 million related to future production costs.

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

Revenues by Segment	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Media Networks	$2,381	$2,452	$4,946	$5,106
Filmed Entertainment	655	659	1,267	1,379
Eliminations	(35)	(33)	(58)	(63)
Total revenues	$3,001	$3,078	$6,155	$6,422

Adjusted Operating Income/(Loss)	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Media Networks	$805	$903	$1,862	$2,007
Filmed Entertainment	(136)	1	(282)	(59)
Corporate expenses	(53)	(57)	(103)	(118)
Eliminations	(4)	—	—	2
Equity-based compensation	(26)	(25)	(52)	(51)
Restructuring and programming charges	—	(784)	—	(784)
Loss on pension settlement	—	—	—	(24)
Operating income	586	38	1,425	973
Interest expense, net	(155)	(166)	(310)	(326)
Equity in net earnings of investee companies	35	42	66	75
Other items, net	(6)	(12)	(4)	(30)
Earnings/(loss) before provision for income taxes	$460	$(98)	$1,177	$692

Total Assets	March 31, 2016	September 30, 2015
(in millions)
Media Networks	$16,792	$17,088
Filmed Entertainment	6,190	5,914
Corporate/Eliminations	(417)	(859)
Total assets	$22,565	$22,143

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Component	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Advertising	$1,123	$1,172	$2,443	$2,539
Feature film	610	605	1,180	1,279
Affiliate fees	1,129	1,146	2,248	2,278
Ancillary	174	188	342	389
Eliminations	(35)	(33)	(58)	(63)
Total revenues	$3,001	$3,078	$6,155	$6,422

NOTE 13. RELATED PARTY TRANSACTIONS
National Amusements, Inc. (“NAI”), directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Sumner M. Redstone, the controlling shareholder, Chairman and Chief Executive Officer of NAI, serves as our Chairman Emeritus and as the Chairman Emeritus of CBS. Shari Redstone, who is Sumner Redstone’s daughter, is the President and a director of NAI, and serves as non-executive Vice Chair of the Board of Directors of both Viacom and CBS. George Abrams, one of our directors, serves on the boards of both NAI and Viacom, and Frederic Salerno, our Lead Independent Director, serves on the boards of both Viacom and CBS. Philippe Dauman, our Executive Chairman, President and Chief Executive Officer, also serves on the boards of both NAI and Viacom. Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
Viacom and NAI Related Party Transactions
NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2016 and 2015, Paramount earned revenues from NAI in connection with these licenses in the aggregate amounts of approximately $4 million and $6 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $60 million to CBS during the six months ended March 31, 2016. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Consolidated Statements of Earnings
Revenues	$22	$33	$65	$92
Operating expenses	$29	$80	$88	$148

			March 31, 2016	September 30, 2015
Consolidated Balance Sheets
Accounts receivable			$2	$5

Accounts payable			$—	$1
Participants’ share and residuals, current			63	77
Program obligations, current			71	62
Program obligations, noncurrent			44	55
Other liabilities			2	2
Total due to CBS			$180	$197

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Consolidated Statements of Earnings
Revenues	$25	$45	$30	$58
Operating expenses	$14	$19	$16	$21
Selling, general and administrative	$(4)	$(4)	$(6)	$(6)

			March 31, 2016	September 30, 2015
Consolidated Balance Sheets
Accounts receivable			$57	$60
Other assets			1	1
Total due from other related parties			$58	$61

Accounts payable			$5	$5
Other liabilities			55	55
Total due to other related parties			$60	$60

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2016, compared with the quarter and six months ended March 31, 2015. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2016, compared with the six months ended March 31, 2015, and of our outstanding debt, commitments and contingencies existing as of March 31, 2016.
OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form content, apps, games, consumer products, social media experiences and other entertainment content for audiences in 180 countries. Our media networks, including Nickelodeon®, COMEDY CENTRAL®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Channel 5® (UK), Logo®, Nicktoons®, TeenNick® and Paramount Channel™, reach 510 million households worldwide. Viacom Media Networks also provides extensive online, mobile and app experiences. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Paramount Television™ develops and produces programming for television and video-on-demand platforms. In February 2016, the Company announced that it initiated a process to explore opportunities for a significant strategic minority equity investment in Paramount Pictures.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters and six months ended March 31, 2016 and 2015.

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2016	2015	$	%	2016	2015	$	%
Revenues	$3,001	$3,078	$(77)	(3)%	$6,155	$6,422	$(267)	(4)%
Operating income	586	38	548	NM	1,425	973	452	46
Net earnings/(loss) attributable to Viacom	303	(53)	356	NM	752	447	305	68
Diluted earnings/(loss) per share	0.76	(0.13)	0.89	NM	1.89	1.09	0.80	73

Non-GAAP*
Adjusted operating income	586	822	(236)	(29)	1,425	1,781	(356)	(20)
Adjusted net earnings attributable to Viacom	303	467	(164)	(35)	773	1,005	(232)	(23)
Adjusted diluted earnings per share	$0.76	$1.16	$(0.40)	(34)%	$1.94	$2.44	$(0.50)	(20)%

NM - Not Meaningful
* See "Factors Affecting Comparability" section below for a reconciliation of our reported results to our adjusted results, calculated on a non-GAAP basis.
Factors Affecting Comparability
The Consolidated Financial Statements reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Our results have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use non-GAAP measures, including consolidated adjusted operating income, adjusted net earnings attributable to Viacom and adjusted diluted EPS, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. These measures of performance are calculated on a basis other than GAAP and should not be considered in isolation of, or as a substitute for, operating income, net earnings attributable to Viacom

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

and diluted EPS as indicators of operating performance, and they may not be comparable to similarly titled measures employed by other companies.
There were no adjustments to our results for the quarter ended March 31, 2016. The following tables reconcile our reported results to our adjusted results, calculated on a non-GAAP basis, for the six months ended March 31, 2016 and quarter and six months ended March 31, 2015. The tax impacts included in the tables have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Six Months Ended March 31, 2016
	Operating Income	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$1,425	$752	$1.89
Factors Affecting Comparability:
Discrete tax expense	—	21	0.05
Adjusted results (Non-GAAP)	$1,425	$773	$1.94

(in millions, except per share amounts)
	Quarter Ended March 31, 2015
	Operating Income	Net Earnings/(Loss) Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$38	$(53)	$(0.13)
Factors Affecting Comparability:
Restructuring and programming charges	784	520	1.29
Adjusted results (Non-GAAP)	$822	$467	$1.16

(in millions, except per share amounts)
	Six Months Ended March 31, 2015
	Operating Income	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$973	$447	$1.09
Factors Affecting Comparability:
Restructuring and programming charges	784	520	1.26
Loss on pension settlement	24	15	0.04
Discrete tax expense	—	23	0.05
Adjusted results (Non-GAAP)	$1,781	$1,005	$2.44

Restructuring and programming charges: The quarter and six months ended March 31, 2015 reflect a pre-tax charge of $784 million recognized in connection with a company-wide review across our worldwide Media Networks, Filmed Entertainment operations and corporate functions. The company-wide review resulted in the implementation of significant strategic and operational improvements aimed at addressing the ratings challenges experienced by our networks and enhancing the effectiveness and efficiency of our operations, including a new programming strategy shifting focus away from repeated acquired programming and toward fresher, first-run original programming specifically targeted to appeal to our youth and family-oriented demographics.
As a result of the review, we reorganized our operating segments and the newly structured operating segment management performed a comprehensive strategic review of existing programming, resulting in the identification of programming not aligned with the Company’s new strategy. Decisions were made to cease airing certain programs, alter future airing patterns of certain other programs, and move some programming to secondary networks that would not generate sufficient revenues to support their carrying value.
The charge consisted of $578 million of programming charges and a $206 million restructuring charge associated with workforce reductions. See “Segment Results of Operations” for additional discussion of the impact of the restructuring and programming charges on segment expenses.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Loss on pension settlement: The pre-tax non-cash charge of $24 million in the six months ended March 31, 2015 was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Discrete tax expense: The net discrete tax expense in each of the six months ended March 31, 2016 and 2015 is principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Revenues
Worldwide revenues decreased $77 million, or 3%, to $3.001 billion in the quarter ended March 31, 2016. Media Networks revenues decreased $71 million, or 3%, principally reflecting lower advertising and affiliate revenues, and Filmed Entertainment revenues decreased $4 million.
Worldwide revenues decreased $267 million, or 4%, to $6.155 billion in the six months ended March 31, 2016. Media Networks revenues decreased $160 million, or 3%, reflecting lower advertising, affiliate and ancillary revenues. Filmed Entertainment revenues decreased $112 million, or 8%, primarily driven by lower theatrical and home entertainment revenues, partially offset by higher license fees.
Expenses
Total expenses decreased $625 million, or 21%, to $2.415 billion and $719 million, or 13%, to $4.730 billion in the quarter and six months ended March 31, 2016, respectively, due to $784 million of restructuring and programming charges in the prior year quarter and six months and a $24 million loss on pension settlement in the prior year six months, partially offset by higher segment expenses. Media Networks expenses increased $27 million, or 2%, in the quarter primarily driven by higher operating expenses and decreased $15 million in the six months, primarily driven by lower SG&A expenses. Filmed Entertainment expenses increased $133 million, or 20%, in the quarter and $111 million, or 8%, in the six months driven by higher operating expenses.
Operating
Operating expenses decreased $402 million, or 20%, to $1.654 billion in the quarter and $432 million, or 12%, to $3.247 billion in the six months. Consolidated operating expenses included a programming charge of $578 million in the prior year quarter and six months, as described in more detail in the "Factors Affecting Comparability" discussion above. Media Networks operating expenses increased $39 million, or 4%, in the quarter and $9 million in the six months. Filmed Entertainment operating expenses increased $136 million, or 25%, in the quarter and $131 million, or 11%, in the six months.
Selling, General and Administrative
SG&A expenses decreased $16 million, or 2%, to $705 million in the quarter and $80 million, or 6%, to $1.372 billion in the six months. Media Networks SG&A expenses decreased $13 million, or 2%, in the quarter and $25 million, or 2%, in the six months. Filmed Entertainment SG&A expenses decreased $3 million, or 3%, in the quarter and $20 million, or 11%, in the six months. Consolidated SG&A expenses included a $24 million loss on pension settlement in the prior year six month period, as described in more detail in the "Factors Affecting Comparability" discussion above.
Operating Income
Operating income increased $548 million in the quarter ended March 31, 2016, reflecting the operating results discussed above. Excluding the items discussed in "Factors Affecting Comparability", adjusted operating income decreased $236 million, or 29%, to $586 million in the quarter. Media Networks adjusted operating income decreased $98 million, or 11%, primarily reflecting revenue declines as well as an increase in programming expenses. Filmed Entertainment adjusted operating results decreased $137 million principally reflecting the performance of certain films released in the quarter. In addition, corporate expenses decreased $4 million, or 7%, due to lower employee-related costs.
Operating income increased $452 million in the six months ended March 31, 2016, reflecting the operating results discussed above. Excluding the items discussed in "Factors Affecting Comparability", adjusted operating income decreased $356 million, or 20%, to $1.425 billion in the six months. Media Networks adjusted operating income decreased $145 million, or 7%, principally reflecting the decline in revenues. Filmed Entertainment adjusted operating loss decreased $223 million, reflecting lower contribution from current year films in release across the distribution windows. In addition, corporate expenses decreased $15 million, or 13%, due to lower employee-related costs.
Income Taxes
Our effective income tax rate was 32.8% and 34.6% in the quarter and six months ended March 31, 2016, respectively. Discrete tax expense of $21 million contributed 1.8 percentage points to the effective income tax rate in the six months. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 32.8% in the six months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Our effective income tax rate was 51.0% and 32.8% in the quarter and six months ended March 31, 2015, respectively. Discrete tax expense of $23 million in the six months, taken together with the other factors affecting comparability discussed above, as applicable, contributed 19.8 and 1.0 percentage points to the effective income tax rate in the quarter and six months, respectively. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 31.2% and 31.8% in the quarter and six months, respectively.
Net Earnings Attributable to Viacom
Net earnings attributable to Viacom increased $356 million in the quarter and $305 million in the six months, principally due to the increase in tax-effected operating income described above. Excluding the items noted above under "Factors Affecting Comparability", adjusted net earnings attributable to Viacom decreased $164 million, or 35%, to $303 million in the quarter and $232 million, or 23%, to $773 million in the six months.
Diluted Earnings Per Share
Diluted EPS increased $0.89 per diluted share to $0.76 in the quarter and $0.80 per diluted share to $1.89 in the six months, primarily reflecting higher net earnings. Excluding the items noted above under "Factors Affecting Comparability", adjusted diluted EPS decreased $0.40 per diluted share to $0.76 in the quarter and $0.50 per diluted share to $1.94 in the six months.
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
Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2016	2015	$	%	2016	2015	$	%
Revenues by Component
Advertising	$1,123	$1,172	$(49)	(4)%	$2,443	$2,539	$(96)	(4)%
Affiliate fees	1,129	1,146	(17)	(1)	2,248	2,278	(30)	(1)
Ancillary	129	134	(5)	(4)	255	289	(34)	(12)
Total revenues by component	$2,381	$2,452	$(71)	(3)%	$4,946	$5,106	$(160)	(3)%
Expenses
Operating	$996	$957	$(39)	(4)%	$1,953	$1,944	$(9)	—%
Selling, general and administrative	538	551	13	2	1,048	1,073	25	2
Depreciation and amortization	42	41	(1)	(2)	83	82	(1)	(1)
Total expenses	$1,576	$1,549	$(27)	(2)%	$3,084	$3,099	$15	—%
Adjusted Operating Income	$805	$903	$(98)	(11)%	$1,862	$2,007	$(145)	(7)%

Revenues
Worldwide revenues decreased $71 million, or 3%, to $2.381 billion and $160 million, or 3%, to $4.946 billion in the quarter and six months ended March 31, 2016, respectively. Domestic revenues decreased 4% to $1.949 billion and 3% to $4.006 billion in the quarter and six months, respectively. International revenues were substantially flat in the quarter at $432 million and decreased 2% in the six months to $940 million. Foreign exchange had a 7-percentage point unfavorable impact on international revenues in both the quarter and six months.
Advertising
Worldwide advertising revenues decreased $49 million, or 4%, to $1.123 billion in the quarter and $96 million, or 4%, to $2.443 billion in the six months. Domestic advertising revenues decreased 5% in the quarter and 4% in the six months. While pricing increased, softer ratings at certain of our networks caused lower audience delivery, reducing impressions and associated revenue. International advertising revenues decreased 1% in the quarter and 2% in the six months. Excluding foreign exchange, which had a 7-percentage point and 8-percentage point unfavorable impact in the quarter and six months, respectively, international advertising revenues increased 6% in both the quarter and six months, driven by growth in Europe.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Affiliate Fees
Worldwide affiliate fee revenues decreased $17 million, or 1%, to $1.129 billion in the quarter and $30 million, or 1%, to $2.248 billion in the six months. In the six months, excluding foreign exchange, which had a 1-percentage point unfavorable impact, worldwide affiliate revenues remained flat. Domestic affiliate revenues decreased 2% in the quarter and 1% in the six months, reflecting a modest decline in subscribers and a rate adjustment with a major distributor, partially offset by rate increases across the remaining subscriber base. International affiliate revenues increased 4% in the quarter and decreased 1% in the six months. Excluding the impact of foreign exchange, which had a 7-percentage point and 8-percentage point unfavorable impact, international affiliate revenues increased 11% and 7% in the quarter and six months, respectively, driven by new channel launches, increased subscribers and rate increases.
Ancillary
Worldwide ancillary revenue decreased $5 million, or 4%, to $129 million in the quarter. Worldwide ancillary revenues decreased $34 million, or 12%, to $255 million in the six months, driven by lower consumer product revenue, reflecting Teenage Mutant Ninja Turtles merchandise sales in the prior year, and a decline in television syndication revenue.
Expenses
Total expenses increased $27 million, or 2%, to $1.576 billion in the quarter and remained substantially flat at $3.084 billion in the six months.
Operating
Operating expenses increased $39 million, or 4%, to $996 million in the quarter, and $9 million to $1.953 billion in the six months. Programming costs increased $50 million, or 6%, in the quarter, with an 11-percentage point increase reflecting our continuing investment in original content, partially offset by a 5-percentage point benefit in the current quarter attributable to programming abandoned or impaired in the second fiscal quarter of 2015, as previously described in the “Factors Affecting Comparability” section. Programming costs increased $25 million, or 1%, in the six months, with an 8-percentage point increase reflecting our continuing investment in original content, partially offset by a 7-percentage point benefit in the current quarter attributable to the aforementioned programming abandonments and impairments. Distribution and other expenses decreased $11 million, or 10%, in the quarter and $16 million, or 7%, in the six months, primarily driven by lower ancillary expenses.
Selling, General and Administrative
SG&A expenses decreased $13 million, or 2%, to $538 million in the quarter and $25 million, or 2%, to $1.048 billion in the six months, primarily due to lower employee costs. SG&A expenses reflect 4-percentage points and 5-percentage points of benefit in the quarter and six months, respectively, from our 2015 restructuring. Refer to the “Factors Affecting Comparability” section above for a discussion of our restructuring charge taken in the second fiscal quarter of 2015.
Adjusted Operating Income
Adjusted operating income decreased $98 million, or 11%, to $805 million and $145 million, or 7%, to $1.862 billion in the quarter and six months, respectively, reflecting the operating results discussed above.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2016	2015	$	%	2016	2015	$	%
Revenues by Component
Theatrical	$217	$205	$12	6%	$311	$374	$(63)	(17)%
Home entertainment	153	194	(41)	(21)	392	510	(118)	(23)
License fees	240	206	34	17	477	395	82	21
Ancillary	45	54	(9)	(17)	87	100	(13)	(13)
Total revenues by component	$655	$659	$(4)	(1)%	$1,267	$1,379	$(112)	(8)%
Expenses
Operating	$690	$554	$(136)	(25)%	$1,353	$1,222	$(131)	(11)%
Selling, general and administrative	88	91	3	3	170	190	20	11
Depreciation and amortization	13	13	—	—	26	26	—	—
Total expenses	$791	$658	$(133)	(20)%	$1,549	$1,438	$(111)	(8)%
Adjusted Operating Income/(Loss)	$(136)	$1	$(137)	NM	$(282)	$(59)	$(223)	(378)%

NM - Not Meaningful
Revenues
Worldwide revenues decreased $4 million, or 1%, to $655 million, and $112 million, or 8%, to $1.267 billion in the quarter and six months ended March 31, 2016, respectively. Excluding foreign exchange, which had a 2-percentage point unfavorable impact in both periods, worldwide revenues increased 1% and declined 6% in the quarter and six months, respectively. Domestic revenues were $366 million, a decrease of 1%, and $677 million, a decrease of 9%, in the quarter and six months, respectively. International revenues were substantially flat at $289 million in the quarter and decreased 8% to $590 million in the six months, with foreign exchange having a 4-percentage point and 6-percentage point unfavorable impact on international revenues in the quarter and six months, respectively.
Theatrical
Worldwide theatrical revenues increased $12 million, or 6%, to $217 million in the quarter. Carryover revenues increased $99 million principally due to revenues from Daddy's Home and The Big Short, which were both released late in our first fiscal quarter. Revenues from our current quarter releases were lower by $87 million principally reflecting strong revenues in the prior year quarter from The SpongeBob Movie: Sponge Out of Water. Significant current quarter releases were 10 Cloverfield Lane, 13 Hours: The Secret Soldiers of Benghazi, Zoolander 2 and Whiskey Tango Foxtrot. Domestic theatrical revenues decreased 2% due to the weak performance of our current quarter releases compared with the prior year quarter's performance of The SpongeBob Movie: Sponge Out of Water, while international theatrical revenues increased 22% as strong carryover revenues from Daddy's Home and The Big Short more than offset the decline in current quarter release revenues. Foreign exchange had a 12-percentage point unfavorable impact on international theatrical revenues.

Worldwide theatrical revenues decreased $63 million, or 17%, to $311 million in the six months. Carryover revenues decreased $44 million principally reflecting revenues in the prior year period from Teenage Mutant Ninja Turtles, and revenues from our current year releases were lower by $19 million due to the mix of releases. Significant current year releases were Daddy's Home, The Big Short, 10 Cloverfield Lane, 13 Hours: The Secret Soldiers of Benghazi and Zoolander 2, compared with The SpongeBob Movie: Sponge Out of Water and Interstellar in the prior year. Domestic theatrical revenues decreased 24% and international theatrical revenues decreased 4%. Foreign exchange had a 10-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $41 million, or 21%, to $153 million in the quarter, primarily reflecting lower revenues associated with catalog and third-party distribution titles. Significant current quarter releases were Daddy's Home and The Big Short, while the prior year quarter included Interstellar. Domestic home entertainment revenues decreased 4% and international home entertainment revenues decreased 49%.

Worldwide home entertainment revenues decreased $118 million, or 23%, to $392 million in the six months, primarily reflecting lower carryover revenues due to the mix of available titles, including revenues from Transformers: Age of Extinction in the prior year, as well as lower revenues associated with third-party distribution titles. Significant releases in the current year

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

were Mission: Impossible - Rogue Nation, Terminator: Genisys, Daddy's Home, and The Big Short, while significant releases in the prior year included Teenage Mutant Ninja Turtles and Interstellar. Domestic home entertainment revenues decreased 12% and international home entertainment revenues decreased 38%. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.
License Fees
License fees increased $34 million, or 17%, to $240 million, and $82 million, or 21%, to $477 million, in the quarter and six months, respectively, primarily driven by the licensing of certain titles in subscription video-on-demand.

Expenses
Total expenses increased $133 million, or 20%, to $791 million in the quarter and $111 million, or 8%, to $1.549 billion in the six months, driven by higher operating expenses.
Operating
Operating expenses increased $136 million, or 25%, to $690 million in the quarter and $131 million, or 11%, to $1.353 billion, in the six months, principally due to the mix of theatrical releases. Distribution and other costs, principally print and advertising expenses, increased $77 million, or 28%, in the quarter and $47 million, or 8%, in the six months. Film costs increased $59 million, or 21%, in the quarter and $84 million, or 14%, in the six months.
Selling, General and Administrative
SG&A expenses decreased $3 million, or 3%, to $88 million, and $20 million, or 11%, to $170 million, in the quarter and six months, respectively, primarily driven by lower employee costs.
Adjusted Operating Income/(Loss)
Adjusted operating loss was $136 million in the quarter compared with adjusted operating income of $1 million for the prior year quarter. The loss in the quarter principally reflects the performance of Zoolander 2 and Whiskey Tango Foxtrot. Adjusted operating loss was $282 million for the six months compared with $59 million for the prior year six month period, reflecting lower contribution from current year films in release across the distribution windows. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our primary source of liquidity is cash provided through the operations of our businesses. We have access to external financing sources such as our $2.5 billion five-year revolving credit facility and the capital markets. Our principal uses of cash from operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for the repayment of debt, quarterly cash dividends and capital expenditures, as well as discretionary share repurchases under our stock repurchase program, as deemed appropriate.
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
Cash Flows
Cash and cash equivalents were $480 million as of March 31, 2016, a decrease of $26 million compared with September 30, 2015.
Operating Activities
Cash provided by operating activities was $284 million for the six months ended March 31, 2016, a decrease of $396 million compared with the six months ended March 31, 2015, primarily reflecting unfavorable working capital requirements.
Investing Activities
Cash used in investing activities was $98 million and $59 million for the six months ended March 31, 2016 and 2015, respectively, reflecting higher spending on acquisitions and investments.
Financing Activities
Cash used in financing activities was $208 million for the six months ended March 31, 2016, primarily driven by dividend payments of $318 million and the settlement of share repurchases totaling $100 million, partially offset by $250 million of commercial paper borrowings.
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
Capital Resources
Capital Structure and Debt
Total debt was $12.529 billion as of March 31, 2016, an increase of $244 million from $12.285 billion at September 30, 2015.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Credit Facility
At March 31, 2016, there were no amounts outstanding under our credit facility. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $250 million with a weighted average maturity of 26 days and weighted average interest rate of 1.28%, was $2.25 billion as of March 31, 2016. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2016.
Stock Repurchase Program
During the six months ended March 31, 2016, we repurchased 2.1 million shares of Class B common stock for an aggregate purchase price of $100 million, leaving $4.9 billion of remaining capacity under our program.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Employment Agreement between Viacom Inc. and Thomas E. Dooley, effective as of March 17, 2016.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: April 28, 2016	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: April 28, 2016	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)