Form 10-Q
period 2016-06-30
Viacom Inc.
filed 2016-08-04
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 15, 2016
Class A common stock, par value $0.001 per share	49,431,379
Class B common stock, par value $0.001 per share	347,224,638

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Revenues	$3,107	$3,058	$9,262	$9,480
Expenses:
Operating	1,575	1,252	4,822	4,931
Selling, general and administrative	708	666	2,080	2,118
Depreciation and amortization	55	56	166	168
Restructuring	—	—	—	206
Total expenses	2,338	1,974	7,068	7,423
Operating income	769	1,084	2,194	2,057
Interest expense, net	(156)	(166)	(466)	(492)
Equity in net earnings of investee companies	19	28	85	103
Other items, net	3	—	(1)	(30)
Earnings before provision for income taxes	635	946	1,812	1,638
Provision for income taxes	(195)	(301)	(602)	(528)
Net earnings (Viacom and noncontrolling interests)	440	645	1,210	1,110
Net earnings attributable to noncontrolling interests	(8)	(54)	(26)	(72)
Net earnings attributable to Viacom	$432	$591	$1,184	$1,038

Basic earnings per share attributable to Viacom	$1.09	$1.49	$2.99	$2.57
Diluted earnings per share attributable to Viacom	$1.09	$1.47	$2.98	$2.54
Weighted average number of common shares outstanding:
Basic	396.5	397.5	396.4	403.6
Diluted	398.0	401.2	397.9	408.0
Dividends declared per share of Class A and Class B common stock	$0.40	$0.40	$1.20	$1.06

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net earnings (Viacom and noncontrolling interests)	$440	$645	$1,210	$1,110
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(75)	73	(93)	(189)
Defined benefit pension plans	1	43	(3)	22
Cash flow hedges	(2)	2	(1)	2
Available for sale securities	—	1	—	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(76)	119	(97)	(165)
Comprehensive income	364	764	1,113	945
Less: Comprehensive income attributable to noncontrolling interest	11	57	25	69
Comprehensive income attributable to Viacom	$353	$707	$1,088	$876

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$192	$506
Receivables, net	2,973	2,807
Inventory, net	829	786
Prepaid and other assets	615	479
Total current assets	4,609	4,578
Property and equipment, net	852	947
Inventory, net	4,106	3,616
Goodwill	11,411	11,456
Intangibles, net	326	340
Other assets	1,301	1,206
Total assets	$22,605	$22,143
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$277	$506
Accrued expenses	702	748
Participants' share and residuals	773	860
Program obligations	634	703
Deferred revenue	428	481
Current portion of debt	1,369	18
Other liabilities	452	537
Total current liabilities	4,635	3,853
Noncurrent portion of debt	10,996	12,267
Participants' share and residuals	380	351
Program obligations	326	356
Deferred tax liabilities, net	632	150
Other liabilities	1,281	1,348
Redeemable noncontrolling interest	203	219
Commitments and contingencies (Note 6)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 50.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 347.4 and 348.0 outstanding, respectively	—	—
Additional paid-in capital	10,059	10,017
Treasury stock, 399.5 and 398.0 common shares held in treasury, respectively	(20,804)	(20,725)
Retained earnings	15,467	14,780
Accumulated other comprehensive loss	(630)	(534)
Total Viacom stockholders' equity	4,092	3,538
Noncontrolling interests	60	61
Total equity	4,152	3,599
Total liabilities and equity	$22,605	$22,143

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,210	$1,110
Reconciling items:
Depreciation and amortization	166	168
Feature film and program amortization	3,253	3,475
Equity-based compensation	71	72
Equity in net earnings and distributions from investee companies	(81)	(99)
Deferred income taxes	470	38
Operating assets and liabilities, net of acquisitions:
Receivables	(137)	317
Inventory, program rights and participations	(3,915)	(3,885)
Accounts payable and other current liabilities	(482)	(23)
Other, net	(155)	(93)
Net cash provided by operating activities	400	1,080

INVESTING ACTIVITIES
Acquisitions and investments, net	(59)	5
Capital expenditures	(80)	(90)
Net cash flow used in investing activities	(139)	(85)

FINANCING ACTIVITIES
Borrowings	—	990
Debt repayments	(368)	(600)
Commercial paper	453	—
Purchase of treasury stock	(100)	(1,548)
Dividends paid	(476)	(405)
Excess tax benefits on equity-based compensation awards	—	45
Exercise of stock options	10	142
Other, net	(64)	(131)
Net cash flow used in financing activities	(545)	(1,507)
Effect of exchange rate changes on cash and cash equivalents	(30)	(67)
Net change in cash and cash equivalents	(314)	(579)
Cash and cash equivalents at beginning of period	506	1,000
Cash and cash equivalents at end of period	$192	$421

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
Recent Accounting Pronouncements
In connection with its financial instruments project, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•
ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

•
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

We are currently evaluating the impact of the new standards.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. The guidance will be effective for the first interim period of our 2018 fiscal year, with early adoption permitted. The new standard will impact our financial statements by increasing or decreasing our income tax provision and increasing cash flow from operating activities.
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
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2019 fiscal year (with early adoption permitted beginning fiscal year 2018), and allows adoption either under a full retrospective or a modified retrospective approach. We are currently evaluating the impact of the new standard.
NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	June 30, 2016	September 30, 2015
Film inventory:
Released, net of amortization	$695	$576
Completed, not yet released	160	55
In process and other	1,018	806
Total film inventory, net of amortization	1,873	1,437
Television productions	85	8
Total film and television production inventory	1,958	1,445
Original programming:
Released, net of amortization	1,164	1,161
In process and other	599	599
Total original programming, net of amortization	1,763	1,760
Acquired program rights, net of amortization	1,123	1,108
Home entertainment inventory	91	89
Total inventory, net	4,935	4,402
Less: current portion	(829)	(786)
Total inventory-noncurrent, net	$4,106	$3,616

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	June 30, 2016	September 30, 2015
Senior Notes and Debentures:
Senior notes due April 2016, 6.250%	—	368
Senior notes due December 2016, 2.500%	400	399
Senior notes due April 2017, 3.500%	499	498
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	497	497
Senior notes due April 2019, 2.200%	399	398
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	399	398
Senior notes due March 2021, 4.500%	495	494
Senior notes due December 2021, 3.875%	593	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,234	1,233
Senior notes due April 2024, 3.875%	544	543
Senior debentures due December 2034, 4.850%	593	592
Senior debentures due April 2036, 6.875%	1,066	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	244
Senior debentures due March 2043, 4.375%	1,089	1,085
Senior debentures due June 2043, 4.875%	246	246
Senior debentures due September 2043, 5.850%	1,228	1,228
Senior debentures due April 2044, 5.250%	545	544
Commercial paper	453	—
Capital lease and other obligations	124	143
Total debt	12,365	12,285
Less: current portion	(1,369)	(18)
Total noncurrent portion of debt	$10,996	$12,267

In the third quarter, we repaid the $368 million aggregate principal amount of our 6.250% Senior Notes due April 2016.
The total unamortized discount and issuance fees and expenses related to our senior notes and debentures was $464 million as of June 30, 2016 and $478 million as of September 30, 2015. The fair value of our senior notes and debentures was approximately $12.3 billion as of June 30, 2016. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
At June 30, 2016, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $453 million with a weighted average maturity of 29 days and weighted average interest rate of 1.24%, was $2.05 billion as of June 30, 2016. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2016.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$9	$10	$26	$32
Expected return on plan assets	(10)	(11)	(29)	(35)
Recognized actuarial loss	1	2	4	5
Loss on pension settlement	—	—	—	24
Net periodic benefit cost	$—	$1	$1	$26

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest	Nine Months Ended June 30,
(in millions)	2016	2015
Beginning balance	$219	$216
Net earnings	12	11
Distributions	(16)	(16)
Translation adjustment	(30)	(9)
Redemption value adjustment	18	4
Ending Balance	$203	$206

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2015 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $242 million as of June 30, 2016. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $192 million with respect to such obligations as of June 30, 2016. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Legal Matters
Various Litigations Involving National Amusements, Inc. and the Sumner M. Redstone National Amusements Trust
National Amusements, Inc. (“National Amusements”), directly and indirectly, is the controlling stockholder of Viacom. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter and the non-executive Vice Chair of Viacom and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, (1) Ms. Redstone will also become a trustee of the SMR Trust and (2) the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust.
Prior to May 20, 2016, the trustees of the SMR Trust were Mr. Dauman and George Abrams, a member of the Board of Directors, as well as Mr. Redstone, Phyllis Redstone, David R. Andelman, Norman Jacobs, and Leonard Lewin. The Board of Directors of National Amusements consisted of Mr. Redstone, Shari Redstone, Mr. Abrams, Mr. Andelman, Mr. Dauman, and Tyler Korff, Ms. Redstone’s son and Mr. Redstone’s grandson. On May 20, 2016, Messrs. Dauman and Abrams received notices stating that they had been removed as Trustees of the SMR Trust and as directors and managers of National Amusements and its subsidiaries and replaced, as to the SMR Trust, by Thaddeus Jankowski, the general counsel of National Amusements, and Jill Krutick; and as to National Amusements, by Ms. Krutick and Kimberlee Korff Ostheimer, Ms. Redstone’s daughter and Mr. Redstone’s granddaughter (the May 20, 2016 removals collectively, the “Purported Removals”).
On May 23, 2016, Messrs. Dauman and Abrams filed a lawsuit (the “Massachusetts Action”) in the Probate and Family Court in Norfolk County, Massachusetts, in which they challenged the Purported Removals on the grounds that such removals were the result of Mr. Redstone’s incapacity and/or the product of undue influence or other improper conduct by Ms. Redstone or others. After commencing the Massachusetts Action, Messrs. Dauman and Abrams moved the court for expedited discovery and trial, as well as an evaluation of Mr. Redstone’s mental competency, and the defendants moved to dismiss the action. On July 28, 2016, the Massachusetts court denied the defendants’ motion to dismiss, and ordered defendants to produce certain medical records of Mr. Redstone. The case will now proceed to the discovery phase and the Massachusetts court noted that it would schedule a trial on the merits in October 2016.
Also on May 23, 2016, attorneys for Mr. Redstone filed a petition in the Superior Court of California, Los Angeles County (the “California Action”), seeking that court’s confirmation that the Purported Removals were valid.
On June 6, 2016, National Amusements and NAI Entertainment Holdings LLC (together, “NAI”) delivered to Viacom stockholder written consents purporting to amend certain provisions of our Amended and Restated Bylaws (the “Bylaws”), (i) requiring that any sale or financial transaction affecting all or a portion of Paramount Pictures Corporation (“Paramount”) and various other Viacom subsidiaries that are utilized in the conduct of business of Paramount must be unanimously approved by all of the members of the Board of Directors then in office, (ii) specifying that the Board of Directors can amend the Bylaws only by an affirmative vote of all members of the Board of Directors then in office, and (iii) modifying, in certain respects, Viacom’s existing Bylaws provision requiring that the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) is the exclusive jurisdiction for certain types of corporate litigation.
On June 13, 2016, Viacom entered into a costs and expenses agreement with each of Mr. Dauman and Mr. Abrams (together, the “Agreements”), each of which was approved in advance by a committee comprised of independent members of the Board of Directors. Under the Agreements, Viacom will pay or promptly reimburse Mr. Dauman’s and Mr. Abrams’ costs and expenses (including attorneys’ fees, expert witness fees and fees of public relations and other consultants) actually and reasonably incurred in connection with the Massachusetts Action and the California Action. Under the Agreements, each of Messrs. Dauman and Abrams is required to repay to Viacom (1) all amounts received from Viacom to the extent it is finally determined by a court of competent jurisdiction that, in instituting the Massachusetts Action, he acted in breach of his fiduciary or other duties to Viacom or that he has not acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interest of Viacom and (2) any amounts received after taking reasonable steps, as required under the Agreements, to seek recoupment or other economic recovery of costs and expenses related to the subject matter of the Massachusetts Action and the California Action from the SMR Trust and National Amusements and its subsidiaries as authorized under the respective governing documents of, and agreements with, those entities.
On June 16, 2016, NAI delivered to Viacom stockholder written consents purporting to amend additional provisions of the Bylaws to provide that any and all vacancies on the Board of Directors occurring as a result of stockholder action to remove directors or to increase the number of authorized directors shall be filled only by the affirmative vote of stockholders representing at least a majority of stock entitled to vote generally in the election of directors, except that in the case of a vacancy for any other reason, a majority of the Board of Directors then in office, though less than a quorum, or a sole remaining director shall fill such vacancy if not filled by stockholder action within 30 days of the occurrence of such other vacancy. The June 16th written consents also claimed to remove from the Board of Directors, without cause, Mr. Abrams, Mr. Dauman, Blythe J. McGarvie, Frederic V. Salerno and William Schwartz and to fill the resulting vacancies with Kenneth Lerer, Thomas J. May, Judith McHale, Ronald Nelson and Nicole Seligman (the “Purported Director Replacements”).

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On June 16, 2016, NAI filed a lawsuit (the “NAI Delaware Action”) in the Delaware Chancery Court pursuant to 8 Del. C. § 225, (1) seeking the court’s confirmation of the validity and effectiveness of the stockholder written consents delivered by NAI to Viacom on June 6th and June 16th and (2) requesting that, pending a final court ruling, the court maintain the existing Board of Directors and prohibit the Board of Directors from taking any action not in the ordinary course of business. Also on June 16, 2016, Mr. Salerno, Viacom’s lead independent director, filed a lawsuit in the Delaware Chancery Court pursuant to 8 Del. C. § 225 (the “Salerno Delaware Action” and, together with the NAI Delaware Action, the “Delaware Actions”), with the support of the independent directors of the Board of Directors, seeking an expedited determination (1) that the Purported Director Replacements are invalid, (2) that the Board of Directors remains as currently comprised, (3) enjoining NAI from taking further wrongful actions under the authority of Mr. Redstone and (4) entering a status quo order providing that NAI shall not take any actions that would disrupt the Board of Directors’ continuing management of the business and affairs of the Company in the ordinary course. The Delaware Actions are being managed under a coordination order. The Company is paying the expenses incurred in contesting the actions purportedly taken by NAI pursuant to its written consents.
On June 27, 2016, the Delaware Chancery Court entered a status quo order preserving the Board of Directors as constituted prior to the Purported Director Replacements during the pendency of the Delaware Actions.  The status quo order further provides that none of Viacom, the Board of Directors, any committee of the Board of Directors, any member of the Board of Directors or any Viacom executive officer, or any person acting at the direction of any of them, shall authorize, agree to, knowingly cause or permit or take, directly or indirectly, any action that is outside the routine day-to-day operations of Viacom and its subsidiaries taken as a whole (the “Consolidated Company”) without providing five business days’ prior written notice to NAI (which notice shall be treated confidentially). For purposes of the status quo order, “action that is outside the routine day-to-day operations” of the Consolidated Company includes in summary, but is not limited to:

•	declaring any spin-off or other similar distribution of capital stock of Viacom or distributing any securities or assets of Viacom, other than Viacom’s regular quarterly dividend;

•
authorizing or entering into agreements with third parties not otherwise permitted by the status quo order, except for agreements entered into in the ordinary course of business consistent with past practice which do not effect a change in (i) the current business operations material to the Consolidated Company or (ii) the voting control or equity ownership of Viacom;

•
authorizing, creating or amending securities of the Consolidated Company, subject to certain exceptions including if such action is taken in the ordinary course of business consistent with past practice or pursuant to existing agreements;

•
authorizing or entering into agreements to issue, sell or dispose of securities of the Consolidated Company, subject to certain exceptions including if such action is taken in the ordinary course of business consistent with past practice or pursuant to mandatory provisions of existing agreements in existence as of June 15, 2016 (provided that under no circumstances may Viacom issue, sell or dispose of any Class A Common Stock or Class B Common Stock of Viacom);

•	authorizing or entering into any action or transaction that would require Viacom stockholder approval;

•
authorizing or entering into any transaction that is material to the business of Paramount and that is not in the ordinary course of business consistent with past practice, for any disposition of equity or assets of Paramount and its subsidiaries to a party other than the Consolidated Company;

•
increasing the compensation and benefits payable to current officers and employees, hiring new officers or employees, or terminating or amending existing employment agreements, subject to certain exceptions including if such action is pursuant to agreements in existence as of June 15, 2016 or would not have required the approval of the Board of Directors or a committee of the Board of Directors prior to June 27, 2016;

•	hiring a financial advisor where the aggregate fees would reasonably be expected to exceed $10 million;

•
entering into an agreement that is reasonably likely to result in Viacom incurring liability or making any payment based upon the resolution of the claims alleged in the Delaware Actions regarding the validity of the June 6 purported Bylaw amendments or the June 16 purported Bylaw amendments;

•
instituting or funding legal proceedings seeking the relief sought in the consolidated action, Dauman et al. v. Redstone, et al. pending in Probate and Family Court in Norfolk County, Massachusetts, or Mr. Redstone’s petition pending in California Superior Court, subject to certain exceptions including the defense of legal proceedings seeking the relief sought in those actions and any advancement or indemnification obligations of the Consolidated Company in effect on June 16, 2016; and

•	amending the Bylaws by action of the Board of Directors.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The status quo order will remain in place until a final judgment is entered in the Delaware Actions (or until the Delaware Chancery Court enters a superseding order).
On July 1, 2016, Viacom filed an answer in the NAI Delaware Action, contesting the validity and effectiveness of the stockholder written consents delivered by NAI to Viacom on June 6th and June 16th. Mr. Salerno filed a joinder in that answer and asserted additional affirmative defenses. On July 11, 2016, the plaintiffs in the NAI Delaware Action filed motions for Judgment on the Pleadings in the NAI Delaware Action and motions to dismiss in the Salerno Delaware Action. On July 29, 2016, the Delaware Chancery Court denied all of the material motions. The case will now proceed to the discovery phase and the Delaware Chancery Court noted that it would schedule trial for the week of October 17, 2016.
On July 15, 2016, Viacom received “reservation of rights” letters from counsel to each of Mr. Dauman and Mr. Dooley. The letters were delivered in light of the Purported Director Replacements and note that Messrs. Dauman and Dooley are highly engaged in overseeing Viacom's operations and are committed to pursuing and executing Viacom's strategic plan for the duration of their respective employment agreements. The letters refer to each executive's right under his employment agreement to resign upon the occurrence of certain events that constitute “Good Reason” (subject to Viacom's opportunity to cure). The letters note the belief of the authors and each executive that such events have not occurred, but, in order to preserve their rights, each executive exercises the right to resign for “Good Reason” effective 31 days after the entry of a judicial order from which no appeal may be taken establishing the validity of the Purported Director Replacements, which could potentially result in significant costs to Viacom. The letters further note that if there is an entry of a judicial order from which no appeal may be taken establishing the invalidity of the Purported Director Replacements, the executives' resignation of employment shall not take effect.
Purported Class and Derivative Actions
Between June 17, 2016 and August 1, 2016, three substantially similar purported class action complaints were filed in the Delaware Chancery Court by purported Viacom stockholders, against Viacom, Viacom’s directors, NAI and the purported new directors named in NAI’s June 16th written consents. The complaints - brought on behalf of the class of all holders of Viacom Class B common stock except the named defendants and any person or entity affiliated with any of the defendants - allege claims for breaches of fiduciary duty against the incumbent director defendants and NAI. The purported new directors named in NAI’s June 16th written consents are alleged to have aided and abetted these breaches. In addition to damages and attorneys’ fees, the complaints seek declarations invalidating the June 2016 purported Bylaw amendments described above and “such other and further relief as the Court deems just and proper.” Viacom and certain Viacom directors have moved to dismiss the first two complaints and expect to shortly move to dismiss the third.
On July 20, 2016, a purported derivative action was commenced in Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleges that Viacom’s directors breached their fiduciary duties to Viacom in connection with compensation paid to Mr. Redstone. These breaches, it is alleged, permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone.
European Commission Statement of Objections
In July 2015, the Directorate-General for Competition (“DG Comp”) of the European Commission (the “Commission”) issued a Statement of Objections (the “SO”) to the six major Hollywood film studios, including Paramount, and to Sky UK (“Sky”), in connection with DG Comp's investigation into whether conventional territorial restrictions in agreements licensing content to pay television broadcasters impeded European Union (“EU”) single market imperatives in an anti-competitive way. The SO directed at Paramount takes issue with certain geo-filtering provisions in Paramount’s 2009 and 2014 agreements with Sky, which were designed to enforce the territorial nature of the content Paramount licenses for distribution on Sky’s online and mobile pay television platforms. In addition, the SO challenges certain provisions in the 2009 agreement regarding Sky’s satellite distribution of Paramount content. While we believe that Paramount's licensing practices in the EU have been consistent with the region's competition and other rules, rather than prolong the dispute, Viacom and Paramount have chosen to reach agreement with the Commission in the form of binding commitments related to the types of geo-filtering clauses permitted in premium pay television license agreements with broadcasters to the extent they restrict European Economic Area (“EEA”) broadcasters from responding to unsolicited requests by consumers located in a different territory in the EEA. The commitments permit Paramount to continue to license films through premium pay television license agreements in Europe on an exclusive territorial basis. No admission of liability has been made. In addition, the commitments eliminate the possibility of fines and enable the Commission to close similar pending cases against Viacom and Paramount relating to broadcasters in Italy, France, Germany and Spain. The Commission adopted the commitments on July 26, 2016, bringing the matter to conclusion apart from ongoing compliance monitoring.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
Stockholders’ Equity (in millions)	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders' Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$3,538	$61	$3,599	$3,719	$28	$3,747
Net earnings	1,184	26	1,210	1,038	72	1,110
Other comprehensive loss (1)	(96)	(1)	(97)	(162)	(3)	(165)
Noncontrolling interests	(18)	(26)	(44)	(4)	(29)	(33)
Dividends declared	(478)	—	(478)	(428)	—	(428)
Purchase of treasury stock	(100)	—	(100)	(1,500)	—	(1,500)
Equity-based compensation and other	62	—	62	209	—	209
Ending Balance	$4,092	$60	$4,152	$2,872	$68	$2,940

(1) The components of other comprehensive loss are net of tax expense of $4 million and $16 million for the nine months ended June 30, 2016 and 2015, respectively.
Equity Awards
During the quarter ended June 30, 2016, we granted 3.8 million stock options and 1.3 million restricted share units to employees with a weighted average grant date fair value of $8.65 and $38.86 per share, respectively.
NOTE 8. RESTRUCTURING
Our restructuring liability as of June 30, 2016 by reporting segment is as follows:

(in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2015	$87	$51	$9	$147
Severance payments	(41)	(24)	(4)	(69)
Revisions to initial estimates	—	(5)	—	(5)
June 30, 2016	$46	$22	$5	$73

The liability as of June 30, 2016 is related to future severance payments in connection with the restructuring plan undertaken in fiscal 2015, as further described in Note 14 of the 2015 Form 10-K. We anticipate that most of the liability associated with the restructuring plan will be paid by September 30, 2016.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Weighted average number of common shares outstanding, basic	396.5	397.5	396.4	403.6
Dilutive effect of equity awards	1.5	3.7	1.5	4.4
Weighted average number of common shares outstanding, diluted	398.0	401.2	397.9	408.0

Anti-dilutive common shares	17.0	8.1	14.3	5.6

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information	Nine Months Ended June 30,
(in millions)	2016	2015
Cash paid for interest	$464	$479
Cash paid for income taxes	$253	$388
Accounts Receivable
We had $549 million and $577 million of noncurrent trade receivables as of June 30, 2016 and September 30, 2015, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and content distribution arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
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
Unconsolidated Variable Interest Entities: We have an unconsolidated investment in Prism TV Private Limited (“Prism”), a 50% owned joint venture in India that qualifies as a VIE. In connection with our investment, we do not have the power to direct matters that most significantly impact the activities of Prism and therefore we do not qualify as the primary beneficiary. Our carrying value in Prism was $156 million and $145 million as of June 30, 2016 and September 30, 2015, respectively.

Consolidated Variable Interest Entities: Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $194 million in assets and $57 million in liabilities as of June 30, 2016, and $207 million in assets and $54 million in liabilities as of September 30, 2015. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
Our effective income tax rate was 30.7% and 33.2% in the quarter and nine months ended June 30, 2016, respectively. Net discrete tax benefit of $13 million reduced the effective income tax rate by 2.1 percentage points in the quarter and net discrete tax expense of $8 million contributed 0.4 percentage points to the effective income tax rate in the nine months. The net discrete tax benefit in the quarter was principally related to the release of tax reserves upon the remeasurement of excess foreign tax credits associated with the reorganization of certain non-U.S. subsidiaries in the fourth quarter of 2015. The net discrete tax expense in the nine month period was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation, partially offset by reserve releases.
Our effective income tax rate was 31.8% and 32.2% in the quarter and nine months ended June 30, 2015, respectively. Net discrete tax expense of $23 million in the nine months, taken together with restructuring and programming charges and a pension settlement loss, contributed 0.4 percentage points to the effective income tax rate. This net discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation, partially offset by reserve releases.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2016 and September 30, 2015:

Financial Asset/(Liability)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2016
Marketable securities	$111	$111	$—	$—
Derivatives	(4)	—	(4)	—
Total	$107	$111	$(4)	$—
September 30, 2015
Marketable securities	$100	$100	$—	$—
Derivatives	(10)	—	(10)	—
Total	$90	$100	$(10)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $1.164 billion and $1.040 billion as of June 30, 2016 and September 30, 2015, respectively. At June 30, 2016, $752 million related to our foreign currency balances and $412 million related to future production costs. At September 30, 2015, $769 million related to our foreign currency balances and $271 million related to future production costs.
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

Revenues by Segment	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Media Networks	$2,513	$2,597	$7,459	$7,703
Filmed Entertainment	621	479	1,888	1,858
Eliminations	(27)	(18)	(85)	(81)
Total revenues	$3,107	$3,058	$9,262	$9,480

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss)	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Media Networks	$872	$1,114	$2,734	$3,121
Filmed Entertainment	(26)	48	(308)	(11)
Corporate expenses	(60)	(58)	(163)	(176)
Eliminations	2	1	2	3
Equity-based compensation	(19)	(21)	(71)	(72)
Restructuring and programming charges	—	—	—	(784)
Loss on pension settlement	—	—	—	(24)
Operating income	769	1,084	2,194	2,057
Interest expense, net	(156)	(166)	(466)	(492)
Equity in net earnings of investee companies	19	28	85	103
Other items, net	3	—	(1)	(30)
Earnings before provision for income taxes	$635	$946	$1,812	$1,638

Total Assets	June 30, 2016	September 30, 2015
(in millions)
Media Networks	$16,669	$17,088
Filmed Entertainment	6,476	5,914
Corporate/Eliminations	(540)	(859)
Total assets	$22,605	$22,143

Revenues by Component	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Advertising	$1,216	$1,223	$3,659	$3,762
Affiliate fees	1,148	1,244	3,396	3,522
Feature film	580	433	1,760	1,712
Ancillary	190	176	532	565
Eliminations	(27)	(18)	(85)	(81)
Total revenues	$3,107	$3,058	$9,262	$9,480

NOTE 13. RELATED PARTY TRANSACTIONS
National Amusements, directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). Note 6 to the Consolidated Financial Statements sets forth a detailed description of the relationships among National Amusements, the SMR Trust, Viacom, Mr. Redstone, Ms. Redstone and other directors of Viacom and National Amusements. In addition, Mr. Redstone serves as Chairman Emeritus of CBS and Ms. Redstone serves as non-executive Vice Chair of CBS.
Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2016 and 2015, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $5 million and $6 million, respectively.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $60 million to CBS during the nine months ended June 30, 2016. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Consolidated Statements of Earnings
Revenues	$26	$32	$91	$124
Operating expenses	$39	$42	$127	$190

			June 30, 2016	September 30, 2015
Consolidated Balance Sheets
Accounts receivable			$2	$5

Accounts payable			$—	$1
Participants’ share and residuals, current			64	77
Program obligations, current			60	62
Program obligations, noncurrent			40	55
Other liabilities			2	2
Total due to CBS			$166	$197

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Consolidated Statements of Earnings
Revenues	$37	$24	$67	$82
Operating expenses	$23	$9	$39	$30
Selling, general and administrative	$(5)	$(5)	$(11)	$(11)

			June 30, 2016	September 30, 2015
Consolidated Balance Sheets
Accounts receivable			$85	$60
Other assets			1	1
Total due from other related parties			$86	$61

Accounts payable			$6	$5
Other liabilities			59	55
Total due to other related parties			$65	$60

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2016, compared with the quarter and nine months ended June 30, 2015. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015, and of our outstanding debt, commitments and contingencies existing as of June 30, 2016.
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
When applicable, we use consolidated adjusted operating income, adjusted earnings before provision for income taxes, adjusted provision for income taxes, adjusted net earnings attributable to Viacom and adjusted diluted earnings per share (“EPS”), among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), they should not be considered in isolation of, or as a substitute for, operating income, earnings before provision for income taxes, provision for income taxes, net earnings attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability, refer to the section entitled “Factors Affecting Comparability”.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters and nine months ended June 30, 2016 and 2015.

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2016	2015	$	%	2016	2015	$	%
GAAP
Revenues	$3,107	$3,058	$49	2%	$9,262	$9,480	$(218)	(2)%
Operating income	769	1,084	(315)	(29)	2,194	2,057	137	7
Net earnings attributable to Viacom	432	591	(159)	(27)	1,184	1,038	146	14
Diluted earnings per share	1.09	1.47	(0.38)	(26)	2.98	2.54	0.44	17

Non-GAAP*
Adjusted operating income	$769	$1,084	$(315)	(29)%	$2,194	$2,865	$(671)	(23)%
Adjusted net earnings attributable to Viacom	419	591	(172)	(29)	1,192	1,596	(404)	(25)
Adjusted diluted earnings per share	1.05	1.47	(0.42)	(29)	3.00	3.91	(0.91)	(23)

* See "Factors Affecting Comparability" section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
Factors Affecting Comparability
The Consolidated Financial Statements reflect our results of operations, financial position and cash flows reported in accordance with GAAP. Our results have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use non-GAAP measures, including consolidated adjusted operating income, adjusted earnings before provision for income taxes, adjusted provision for income taxes, adjusted net earnings attributable to Viacom and adjusted diluted EPS, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

as our management. These measures of performance are calculated on a basis other than GAAP and should not be considered in isolation of, or as a substitute for, operating income, earnings before provision for income taxes, provision for income taxes, net earnings attributable to Viacom and diluted EPS as indicators of operating performance, and they may not be comparable to similarly titled measures employed by other companies.
The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP). There were no adjustments to our results for the quarter ended June 30, 2015.

(in millions, except per share amounts)
	Quarter Ended June 30, 2016
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes *	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$769	$635	$195	$432	$1.09
Factors Affecting Comparability:
Discrete tax benefit	—	—	13	(13)	(0.04)
Adjusted results (Non-GAAP)	$769	$635	$208	$419	$1.05

(in millions, except per share amounts)
	Nine Months Ended June 30, 2016
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes *	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$2,194	$1,812	$602	$1,184	$2.98
Factors Affecting Comparability:
Discrete tax expense	—	—	(8)	8	0.02
Adjusted results (Non-GAAP)	$2,194	$1,812	$594	$1,192	$3.00

(in millions, except per share amounts)
	Nine Months Ended June 30, 2015
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes *	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$2,057	$1,638	$528	$1,038	$2.54
Factors Affecting Comparability:
Restructuring and programming charges	784	784	264	520	1.27
Loss on pension settlement	24	24	9	15	0.04
Discrete tax expense	—	—	(23)	23	0.06
Adjusted results (Non-GAAP)	$2,865	$2,446	$778	$1,596	$3.91

*Represents amount calculated by applying the tax rates applicable to the adjustments presented.
Discrete taxes: The net discrete tax benefit in the quarter ended June 30, 2016 was principally related to the release of tax reserves upon the remeasurement of excess foreign tax credits associated with the reorganization of certain non-U.S. subsidiaries in the fourth quarter of 2015. The net discrete tax expense in each of the nine months ended June 30, 2016 and 2015 was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation, partially offset by reserve releases.
Restructuring and programming charges: The nine months ended June 30, 2015 reflect a pre-tax charge of $784 million recognized in connection with a company-wide review across our worldwide Media Networks, Filmed Entertainment operations and corporate functions. The company-wide review resulted in the implementation of significant strategic and operational improvements aimed at addressing the ratings challenges experienced by our networks and enhancing the effectiveness and efficiency of our operations, including a new programming strategy shifting focus away from repeated acquired programming and toward fresher, first-run original programming specifically targeted to appeal to our youth and family-oriented demographics.

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
Loss on pension settlement: The pre-tax non-cash charge of $24 million in the nine months ended June 30, 2015 was driven by the settlement of pension benefits of certain participants of our funded pension plan.
Revenues
Worldwide revenues increased $49 million, or 2%, to $3.107 billion in the quarter ended June 30, 2016. Media Networks revenues decreased $84 million, or 3%, principally reflecting lower affiliate revenues. Filmed Entertainment revenues increased $142 million, or 30%, primarily reflecting higher license fees and theatrical revenues.
Worldwide revenues decreased $218 million, or 2%, to $9.262 billion in the nine months ended June 30, 2016. Media Networks revenues decreased $244 million, or 3%, principally reflecting lower affiliate and advertising revenues. Filmed Entertainment revenues increased $30 million, or 2%, primarily driven by higher license fees, partially offset by lower home entertainment revenues.
Expenses
Total expenses increased $364 million, or 18%, to $2.338 billion in the quarter ended June 30, 2016, reflecting higher segment expenses. Total expenses decreased $355 million, or 5%, to $7.068 billion in the nine months ended June 30, 2016, primarily due to $784 million of restructuring and programming charges and a $24 million loss on pension settlement in the prior year, partially offset by higher segment expenses in the current year. Media Networks expenses increased $158 million, or 11%, in the quarter and $143 million, or 3%, in the nine months, reflecting higher operating and SG&A expenses. Filmed Entertainment expenses increased $216 million, or 50%, in the quarter and $327 million, or 17%, in the nine months, driven by higher operating expenses.
Operating
Operating expenses increased $323 million, or 26%, to $1.575 billion in the quarter and declined $109 million, or 2%, to $4.822 billion in the nine months. Consolidated operating expenses included a programming charge of $578 million in the prior year nine month period, as described in more detail in the “Factors Affecting Comparability” discussion above. Media Networks operating expenses increased $92 million, or 10%, in the quarter and $101 million, or 3%, in the nine months. Filmed Entertainment operating expenses increased $239 million, or 73%, in the quarter and $370 million, or 24%, in the nine months.
Selling, General and Administrative
SG&A expenses increased $42 million, or 6%, to $708 million in the quarter and declined $38 million, or 2%, to $2.080 billion in the nine months. Media Networks SG&A expenses increased $67 million, or 13%, in the quarter and $42 million, or 3%, in the nine months. Filmed Entertainment SG&A expenses decreased $22 million, or 24%, in the quarter and $42 million, or 15%, in the nine months. Consolidated SG&A expenses included a $24 million loss on pension settlement in the prior year nine month period, as described in more detail in the “Factors Affecting Comparability” discussion above.
Operating Income
Operating income decreased $315 million, or 29%, to $769 million in the quarter ended June 30, 2016, reflecting the operating results discussed above. Media Networks adjusted operating income decreased $242 million, or 22%, reflecting an increase in expenses and revenue declines. Filmed Entertainment adjusted operating results decreased $74 million principally reflecting distribution costs for our release of Teenage Mutant Ninja Turtles: Out of the Shadows. In addition, corporate expenses increased $2 million, or 3%, principally resulting from expenses associated with corporate governance matters and transaction related costs.
Operating income increased $137 million, or 7%, to $2.194 billion in the nine months ended June 30, 2016, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $671 million, or 23%, to $2.194 billion in the nine months. Media Networks adjusted operating income decreased $387 million, or 12%, principally reflecting revenue declines as well as an increase in programming expenses. Filmed Entertainment adjusted operating loss increased $297 million, reflecting lower contribution from current year films in

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

release across the distribution windows. In addition, corporate expenses decreased $13 million, or 7%, principally due to lower employee-related costs.
Income Taxes
Our effective income tax rate was 30.7% and 33.2% in the quarter and nine months ended June 30, 2016, respectively. Discrete tax benefit of $13 million reduced the effective income tax rate by 2.1 percentage points in the quarter and discrete tax expense of $8 million contributed 0.4 percentage points to the effective income tax rate in the nine months. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 32.8% in both the quarter and nine months.
Our effective income tax rate was 31.8% and 32.2% in the quarter and nine months ended June 30, 2015, respectively. Discrete tax expense of $23 million in the nine months, taken together with the other factors affecting comparability discussed above, as applicable, contributed 0.4 percentage points to the effective income tax rate in the nine months. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 31.8% in the nine months.
Net Earnings Attributable to Viacom
Net earnings attributable to Viacom decreased $159 million, or 27%, to $432 million in the quarter, principally due to the decline in tax-effected operating income described above, partially offset by the impact of net earnings attributable to noncontrolling interests. Net earnings attributable to Viacom increased $146 million, or 14%, to $1.184 billion in the nine months, principally due to the increase in tax-effected operating income described above and the impact of net earnings attributable to noncontrolling interests. Excluding the items noted above under “Factors Affecting Comparability”, adjusted net earnings attributable to Viacom decreased $172 million, or 29%, to $419 million in the quarter and $404 million, or 25%, to $1.192 billion in the nine months.
Diluted Earnings Per Share
Diluted EPS decreased $0.38 per diluted share to $1.09 in the quarter and increased $0.44 per diluted share to $2.98 in the nine months, reflecting the impact of net earnings. Excluding the items noted above under “Factors Affecting Comparability”, adjusted diluted EPS decreased $0.42 per diluted share to $1.05 in the quarter and $0.91 per diluted share to $3.00 in the nine months.
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
Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2016	2015	$	%	2016	2015	$	%
Revenues by Component
Advertising	$1,216	$1,223	$(7)	(1)%	$3,659	$3,762	$(103)	(3)%
Affiliate fees	1,148	1,244	(96)	(8)	3,396	3,522	(126)	(4)
Ancillary	149	130	19	15	404	419	(15)	(4)
Total revenues by component	$2,513	$2,597	$(84)	(3)%	$7,459	$7,703	$(244)	(3)%
Expenses
Operating	$1,036	$944	$(92)	(10)%	$2,989	$2,888	$(101)	(3)%
Selling, general and administrative	564	497	(67)	(13)	1,612	1,570	(42)	(3)
Depreciation and amortization	41	42	1	2	124	124	—	—
Total expenses	$1,641	$1,483	$(158)	(11)%	$4,725	$4,582	$(143)	(3)%
Adjusted Operating Income	$872	$1,114	$(242)	(22)%	$2,734	$3,121	$(387)	(12)%

Revenues
Worldwide revenues decreased $84 million, or 3%, to $2.513 billion and $244 million, or 3%, to $7.459 billion in the quarter and nine months ended June 30, 2016, respectively. Domestic revenues decreased 7% to $2.028 billion and 4% to $6.034

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

billion in the quarter and nine months, respectively. International revenues increased 13% in the quarter to $485 million and 3% in the nine months to $1.425 billion. Foreign exchange had a 5-percentage point and 6-percentage point unfavorable impact on international revenues in the quarter and nine months, respectively.
Advertising
Worldwide advertising revenues decreased $7 million, or 1%, to $1.216 billion in the quarter and $103 million, or 3%, to $3.659 billion in the nine months. Domestic advertising revenues decreased 4% in both the quarter and nine months. While pricing increased, reduced unit loads and softer ratings at certain of our networks caused lower audience delivery, reducing impressions and associated revenue. International advertising revenues increased 13% in the quarter and 3% in the nine months. Excluding foreign exchange, which had a 6-percentage point and 7-percentage point unfavorable impact, international advertising revenues increased 19% and 10% in the quarter and nine months, respectively, driven by growth in Europe.
Affiliate Fees
Worldwide affiliate fee revenues decreased $96 million, or 8%, to $1.148 billion in the quarter and $126 million, or 4%, to $3.396 billion in the nine months. Domestic affiliate revenues decreased 10% in the quarter and 5% in the nine months, principally reflecting a difficult comparison with product made available under certain distribution agreements in the prior year quarter. Excluding the impact from the timing of product available under certain distribution agreements, domestic affiliate revenues declined in the low single digits in the quarter and were substantially flat in the nine months due to a modest decline in subscribers and the impact of a rate adjustment with a major distributor, partially offset by rate increases across the remaining subscriber base. For the full fiscal year 2016, we expect domestic affiliate revenues to decline at a low- to mid-single-digit rate. Due to continuing uncertainty around the timing of completion of a significant distribution agreement, domestic affiliate revenues could decline at a mid- to high-single-digit rate. International affiliate revenues increased 9% in the quarter and 2% in the nine months. Excluding the impact of foreign exchange, which had a 3-percentage point unfavorable impact, international affiliate revenues increased 12% in the quarter, driven by the completion of certain distribution agreements. Excluding the impact of foreign exchange, which had a 6-percentage point unfavorable impact, international affiliate revenues increased 8% in the nine months, driven by new channel launches, increased subscribers, rate increases and the completion of certain distribution agreements.
Ancillary
Worldwide ancillary revenue increased $19 million, or 15%, to $149 million in the quarter, principally driven by higher consumer product revenue. Worldwide ancillary revenue decreased $15 million, or 4%, to $404 million in the nine months, principally reflecting lower television syndication revenue.
Expenses
Total expenses increased $158 million, or 11%, to $1.641 billion in the quarter and $143 million, or 3%, to $4.725 billion in the nine months.
Operating
Operating expenses increased $92 million, or 10%, to $1.036 billion in the quarter, and $101 million, or 3%, to $2.989 billion in the nine months. Programming costs increased $101 million, or 12%, in the quarter and $126 million, or 5%, in the nine months, primarily reflecting our continuing investment in original content. Programming costs reflect 4-percentage points of benefit in the nine months attributable to programming abandoned or impaired in the second fiscal quarter of 2015, as previously described in the “Factors Affecting Comparability” section. Distribution and other expenses decreased $9 million, or 8%, in the quarter and $25 million, or 8%, in the nine months, primarily driven by lower participation costs on certain distribution agreements and ancillary expenses.
Selling, General and Administrative
SG&A expenses increased $67 million, or 13%, to $564 million in the quarter and $42 million, or 3%, to $1.612 billion in the nine months, principally driven by higher advertising and promotion costs, partially offset by 3-percentage points and 4-percentage points of benefit in the quarter and nine months, respectively, from our 2015 restructuring. Refer to the “Factors Affecting Comparability” section above for a discussion of our restructuring charge taken in the second fiscal quarter of 2015.
Adjusted Operating Income
Adjusted operating income decreased $242 million, or 22%, to $872 million and $387 million, or 12%, to $2.734 billion in the quarter and nine months, respectively, reflecting the operating results discussed above.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2016	2015	$	%	2016	2015	$	%
Revenues by Component
Theatrical	$91	$20	$71	355%	$402	$394	$8	2%
Home entertainment	192	199	(7)	(4)	584	709	(125)	(18)
License fees	297	214	83	39	774	609	165	27
Ancillary	41	46	(5)	(11)	128	146	(18)	(12)
Total revenues by component	$621	$479	$142	30%	$1,888	$1,858	$30	2%
Expenses
Operating	$567	$328	$(239)	(73)%	$1,920	$1,550	$(370)	(24)%
Selling, general and administrative	68	90	22	24	238	280	42	15
Depreciation and amortization	12	13	1	8	38	39	1	3
Total expenses	$647	$431	$(216)	(50)%	$2,196	$1,869	$(327)	(17)%
Adjusted Operating Income/(Loss)	$(26)	$48	$(74)	NM	$(308)	$(11)	$(297)	NM

NM - Not Meaningful
Revenues
Worldwide revenues increased $142 million, or 30%, to $621 million, and $30 million, or 2%, to $1.888 billion in the quarter and nine months ended June 30, 2016, respectively. Domestic revenues were $326 million, an increase of 23%, and substantially flat at $1.003 billion in the quarter and nine months, respectively. International revenues increased 38% to $295 million in the quarter and 4% to $885 million in the nine months, with foreign exchange having a 4-percentage point and 5-percentage point unfavorable impact on international revenues in the quarter and nine months, respectively.
Theatrical
Worldwide theatrical revenues increased $71 million, or 355%, to $91 million in the quarter, with both domestic and international revenues benefiting from the release of Teenage Mutant Ninja Turtles: Out of the Shadows in the quarter.

Worldwide theatrical revenues increased $8 million, or 2%, to $402 million in the nine months. Revenues from our current year releases increased $54 million due to the number and mix of releases, and carryover revenues decreased $46 million principally reflecting revenues in the prior year period from Teenage Mutant Ninja Turtles. Significant current year releases were Daddy's Home, Teenage Mutant Ninja Turtles: Out of the Shadows, The Big Short and 10 Cloverfield Lane, compared with The SpongeBob Movie: Sponge Out of Water and Interstellar in the prior year. Domestic theatrical revenues decreased 6% due to the weak performance of certain films in our current year slate compared with the prior year's performance of Interstellar and SpongeBob Movie: Sponge Out of Water, while international theatrical revenues increased 15%. Foreign exchange had an 11-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $7 million, or 4%, to $192 million in the quarter, primarily reflecting the number and mix of current quarter releases. Significant current quarter releases were 13 Hours: The Secret Soldiers of Benghazi and 10 Cloverfield Lane, while the prior year quarter included The SpongeBob Movie: Sponge Out of Water and The Gambler. Domestic home entertainment revenues decreased 3% and international home entertainment revenues decreased 4%. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.

Worldwide home entertainment revenues decreased $125 million, or 18%, to $584 million in the nine months, primarily reflecting lower carryover revenues due to the mix of available titles, including revenues from Transformers: Age of Extinction in the prior year, as well as lower revenues associated with third-party distribution titles. Significant releases in the current year were Mission: Impossible - Rogue Nation, Terminator: Genisys, Daddy's Home and The Big Short, while significant releases in the prior year included Teenage Mutant Ninja Turtles, Interstellar, Hercules and The SpongeBob Movie: Sponge Out of Water. Domestic home entertainment revenues decreased 9% and international home entertainment revenues decreased 31%. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

License Fees
License fees increased $83 million, or 39%, to $297 million, and $165 million, or 27%, to $774 million, in the quarter and nine months, respectively, primarily driven by the licensing of certain titles in subscription video-on-demand and delivery of television product.

Expenses
Total expenses increased $216 million, or 50%, to $647 million in the quarter and $327 million, or 17%, to $2.196 billion in the nine months, driven by higher operating expenses.
Operating
Operating expenses increased $239 million, or 73%, to $567 million in the quarter and $370 million, or 24%, to $1.920 billion, in the nine months, principally due to costs associated with the release of Teenage Mutant Ninja Turtles: Out of the Shadows this quarter. Film costs increased $157 million, or 74%, in the quarter and $241 million, or 30%, in the nine months. Distribution and other costs, principally print and advertising expenses, increased $82 million, or 70%, in the quarter and $129 million, or 17%, in the nine months.
Selling, General and Administrative
SG&A expenses decreased $22 million, or 24%, to $68 million, and $42 million, or 15%, to $238 million, in the quarter and nine months, respectively, primarily driven by lower employee-related costs.
Adjusted Operating Income/(Loss)
Adjusted operating loss was $26 million in the quarter compared with adjusted operating income of $48 million for the prior year quarter and adjusted operating loss was $308 million for the nine months compared with $11 million for the prior year nine month period. The decline in results in the quarter and nine months reflect the underperformance of current year films, such as Zoolander 2, Teenage Mutant Ninja Turtles: Out of the Shadows and Whiskey Tango Foxtrot. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows. We expect to generate an adjusted operating loss for the quarter and fiscal year ending September 30, 2016 principally reflecting the underperformance of certain films in the current year slate.
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
(continued)

Cash Flows
Cash and cash equivalents were $192 million as of June 30, 2016, a decrease of $314 million compared with September 30, 2015.
Operating Activities
Cash provided by operating activities was $400 million for the nine months ended June 30, 2016, a decrease of $680 million compared with the nine months ended June 30, 2015, primarily reflecting unfavorable working capital requirements.
Investing Activities
Cash used in investing activities was $139 million and $85 million for the nine months ended June 30, 2016 and 2015, respectively, reflecting higher spending on acquisitions and investments.
Financing Activities
Cash used in financing activities was $545 million for the nine months ended June 30, 2016, primarily driven by dividend payments of $476 million, the repayment of the $368 million aggregate principal amount of our 6.250% Senior Notes due April 2016 and the settlement of share repurchases totaling $100 million, partially offset by $453 million of commercial paper borrowings.
Cash used in financing activities was $1.507 billion for the nine months ended June 30, 2015, primarily driven by settlement of share repurchases totaling $1.548 billion and dividend payments of $405 million, partially offset by net proceeds of $390 million from debt transactions. Proceeds of $990 million from the issuance of senior notes and debentures were partially offset by the repayment of the $600 million aggregate principal amount of our 1.250% Senior Notes due February 2015.
Capital Resources
Capital Structure and Debt
Total debt was $12.365 billion as of June 30, 2016, an increase of $80 million from $12.285 billion at September 30, 2015.
In the third quarter, we repaid the $368 million aggregate principal amount of our 6.250% Senior Notes due April 2016.
Credit Facility
At June 30, 2016, there were no amounts outstanding under our credit facility. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $453 million with a weighted average maturity of 29 days and weighted average interest rate of 1.24%, was $2.05 billion as of June 30, 2016. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2016.
Stock Repurchase Program
During the nine months ended June 30, 2016, we repurchased 2.1 million shares of Class B common stock for an aggregate purchase price of $100 million, leaving $4.9 billion of remaining capacity under our program.
Commitments and Contingencies
Legal Matters
See Note 6 to the Consolidated Financial Statements for information regarding legal matters.
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
(continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the effect of actions taken in the name of the Company's controlling stockholder to affect control of the Company and the related uncertainty under which the Company is operating; the public acceptance of our brands, programs, motion pictures and other entertainment content on the various platforms on which they are distributed; the impact of inadequate audience measurement on our program ratings, advertising revenues and affiliate fees; technological developments and their effect in our markets and on consumer behavior; competition for content, audiences, advertising and distribution; the impact of piracy; economic fluctuations in advertising and retail markets, and economic conditions generally; fluctuations in our results due to the timing, mix, number and availability of our motion pictures and other programming; the potential for loss of carriage or other reduction in the distribution of our content; changes in the Federal communications or other laws and regulations; evolving cybersecurity and similar risks; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described below and in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2015 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2015 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 6 to the Consolidated Financial Statements.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2015 Form 10-K and below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Through National Amusements’ Voting Control of Viacom and CBS Corporation, Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest, and National Amusements is in a Position to Control Actions that Require, or May be Accomplished by, Stockholder Approval
National Amusements, directly and indirectly, is the controlling stockholder of both Viacom and CBS. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Mr. Redstone, who is the Chairman and Chief Executive Officer of NAI, through the SMR Trust, which owns shares in National Amusements representing 80% of the voting interest of National Amusements. Shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, (1) Ms. Redstone, who is the non-executive Vice Chair of Viacom and the President and a director of National Amusements, will also become a trustee of the SMR Trust and (2) the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The trustees of the SMR Trust include Mr. Redstone and Mr. Andelman, a member of the boards of directors of National Amusements and CBS. On May 20, 2016, Mr. Dauman, our Executive Chairman, President and Chief Executive Officer, and Mr. Abrams, a member of the Board of Directors, received notice stating that they had been removed as Trustees of the SMR Trust and as directors and managers of National Amusements and its subsidiaries. Mr. Redstone serves as our Chairman Emeritus and as the Chairman Emeritus of CBS. Ms. Redstone, who is Mr. Redstone’s daughter, serves as the non-executive Vice Chair of our Board of Directors as well as of the Board of Directors of CBS. The purported removal of Messrs. Dauman and Abrams as trustees of the SMR Trust and as directors and managers of National Amusements and its subsidiaries is being disputed. See Note 6 to the Consolidated Financial Statements.
The National Amusements ownership structure and the common directors among National Amusements, Viacom and CBS could create, or appear to create, potential conflicts of interest when the management, directors and controlling stockholder of the commonly controlled entities face decisions that could have different implications for each entity. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and CBS. Potential conflicts of interest, or the appearance thereof, could also arise when we and CBS enter into any commercial arrangements with each other, despite review by our directors not affiliated with CBS. Our certificate of incorporation and the CBS certificate of incorporation both contain provisions related to corporate opportunities that may be of interest to us and to CBS, and these provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.
In addition, National Amusement’s voting control of us allows it to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including the election and removal of directors, the amendment of the Bylaws, and transactions involving a change in control. For example, on June 6, 2016, NAI delivered to Viacom stockholder written consents purporting to amend certain provisions of the Bylaws, requiring that any sale or financial transaction affecting all or a portion of Paramount and various other Viacom subsidiaries that are utilized in the conduct of business of Paramount must be unanimously approved by all of the members of the Board of Directors then in office, and specifying that the Board of Directors can amend the Bylaws only by an affirmative vote of all members of the Board of Directors then in office, giving each of Mr. Redstone and Ms. Redstone veto power over any transaction for a significant strategic minority investment in Paramount, even if such a transaction would otherwise create value for other Viacom stockholders. For so long as National Amusements retains voting control of us, our stockholders, other than National Amusements, will be unable to affect the outcome of any corporate actions including a sale of all or a portion of Paramount. The interests of National Amusements may not be the same as the interests of our other stockholders, who must rely on our independent directors to represent their interests.

The Company’s Business and Stock Prices May Be Adversely Affected by the Uncertainty Created by Certain Pending Litigation and by Actions Taken in the Name of the Company’s Controlling Stockholder
The recent and highly public controversy relating to the Company’s governance (including the various litigation proceedings described above) has created a significant degree of uncertainty with respect to the Company. We do not know how long the disputes will continue or who will be determined to be the ultimate directors of the Company following the conclusion of the proceedings. In addition, we have received notice from Mr. Dauman, our Executive Chairman, President and Chief Executive Officer, and Mr. Dooley, our Senior Executive Vice President and Chief Operating Officer, that, should a final court judgment establish the validity of the Purported Director Replacements, each executive exercises the right to resign for “Good Reason” effective 31 days after the entry of such an order, adding to the uncertainty and potentially resulting in significant costs to Viacom. We are incurring legal expenses, which could be significant and the full amount of which are difficult to predict.
In addition, NAI’s proposed Bylaw amendments, as well as certain statements made by representatives of NAI with respect to the matters described in Note 6 to our Consolidated Financial Statements, may make it difficult or impossible for management and the current Board of Directors to negotiate or execute on any Paramount transaction.
The foregoing factors are having, and may continue to have, an adverse impact on the Company’s ability to negotiate, or renegotiate, contractual arrangements on commercially advantageous terms, attract and retain key management and employees, access the capital markets on the most cost efficient terms, and otherwise operate its business in the most efficient manner. These factors are also creating volatility in our stock price, imposing significant demands on the time of senior management and having, and may continue to have, an adverse impact on the business operations, financial position and results of operations of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.2*	Bylaws of Viacom Inc., as purportedly amended as of June 6, 2016 and June 16, 2016.

10.1*	Summary of Viacom Inc. Compensation for Outside Directors.

10.2*	Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016, and as further amended and restated as of May 18, 2016.

10.3*	Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Stock Option Certificate.

10.4*	Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Restricted Share Units Certificate.

10.5*	Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units Certificate.

10.6*	Agreement dated as of June 13, 2016 between George S. Abrams and Viacom Inc.

10.7*	Agreement dated as of June 13, 2016 between Philippe P. Dauman and Viacom Inc.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: August 4, 2016	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 4, 2016	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)