Form 10-K
period 2016-09-30
Viacom Inc.
filed 2016-11-09
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of the close of business on March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were 49,434,379 shares of the registrant’s Class A common stock, par value $0.001 per share, and 346,607,330 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 31, 2016 was approximately $452.6 million (based upon the closing price of $45.30 per share as reported by the NASDAQ Global Select Market on March 31, 2016, the last trading day of the quarter). The aggregate market value of Class B common stock held by non-affiliates as of March 31, 2016 was approximately $14.2 billion (based upon the closing price of $41.28 per share as reported by the NASDAQ Global Select Market on March 31, 2016, the last trading day of the quarter).
As of October 31, 2016, 49,431,379 shares of our Class A common stock and 347,381,178 shares of our Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Viacom Inc.’s Notice of 2017 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

PART I
Item 1. Business.
OVERVIEW

Viacom is home to premier global media brands that create compelling television programs, motion pictures, short-form content, applications (“apps”), games, consumer products, social media experiences and other entertainment content for audiences in more than 180 countries. We operate through two reporting segments: Media Networks and Filmed Entertainment. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

On September 29, 2016, our Board of Directors (the “Board”) received a letter from National Amusements, Inc. (“National Amusements”) requesting that the Board explore a potential combination of Viacom and CBS Corporation (“CBS”). The letter indicated that National Amusements is not willing to accept or support any acquisition of Viacom by a third party or any transaction that would result in National Amusements surrendering its controlling position in Viacom. National Amusements, directly and through subsidiaries, owns approximately 80% of the voting shares of both Viacom and CBS and approximately 10% of Viacom’s total common stock outstanding. Subsequently, our Board formed a special committee of independent directors to consider the request from National Amusements and any proposed transaction, and the special committee has hired independent legal and financial advisers.

On October 31, 2016, we announced the appointment of Robert Bakish as Acting President and Chief Executive Officer, effective November 15, 2016. We also announced that Mr. Bakish was being appointed, effective immediately, to the new role of President and Chief Executive Officer of the recently established Viacom Global Entertainment Group within our Media Networks segment.
Media Networks

Our Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire and distribute programming and other content for our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through cable and satellite distribution; through over-the-top (“OTT”) services, such as subscription video-on-demand (“SVOD”); on connected televisions, PCs, tablets, smartphones and other connected devices; using apps, browsers and other interfaces; and through a variety of social media platforms.

Viacom Media Networks operates our media networks businesses through three brand groups: the Global Entertainment Group, the Nickelodeon Group and BET Networks. Viacom Media Networks conducts our global media networks operations, reaching approximately 530 million households in more than 180 countries and more than 40 languages worldwide, via more than 250 locally programmed and operated television channels, including Nickelodeon®, Comedy Central®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Channel 5® (in the United Kingdom ( “UK”)), Logo®, Nicktoons®, TeenNick® and Paramount Channel™. Viacom Media Networks also operates branded experiences including channels on streaming services and social media platforms such as DIRECTV NOW and Snapchat Discover.

On October 31, 2016, we announced that the Global Entertainment Group had been established as a new brand group to combine Viacom International Media Networks (“VIMN”), our former Music & Entertainment Group (which included MTV, Comedy Central, VH1, Spike and Logo), as well as TV Land and CMT. We also announced that our former Kids & Family Group would be reestablished as the Nickelodeon Group.
Our Media Networks segment generates revenues from advertising sales, affiliate fees and ancillary revenues. Revenues from the Media Networks segment accounted for 79%, 78% and 73% of our revenues for the fiscal years 2016, 2015 and 2014, respectively, after the elimination of intercompany revenues.
Filmed Entertainment
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures®, Paramount Animation®, Nickelodeon MoviesTM, MTV Films® and Paramount TelevisionTM brands. Paramount Pictures is a major global producer and distributor of filmed entertainment and has a library consisting of approximately 3,500 motion pictures and a number of television programs. Paramount distributes motion pictures theatrically and through download-to-own, DVDs and Blu-ray discs, transactional video-on-demand (“TVOD”), SVOD, pay, basic cable and free television and other platforms and devices in the United States and internationally for itself and for third parties. Paramount TelevisionTM develops, finances and produces programming for television and other platforms.
Our Filmed Entertainment segment generates revenues primarily from the release and/or distribution of motion pictures theatrically, through home entertainment, and by licensing to television and digital platforms. It also generates revenue from the licensing and distribution of television programming and through ancillary activities. Revenues from the Filmed Entertainment segment accounted for 21%, 22% and 27% of our revenues for the fiscal years 2016, 2015 and 2014, respectively, after the elimination of intercompany revenues.

Business Strategy
We produce and distribute television programming, motion pictures and other creative entertainment content to serve diverse audiences worldwide. We manage our global portfolio of brands to provide entertainment experiences across a wide variety of media platforms and engage consumers in many facets of their lives. With this in mind, our strategic priorities are to:

•
Focus on the creation of high-quality original content, which is the primary driver of multi-platform viewing and engagement, theatrical admissions and library revenues, as well as the creation of original content to build value for new platforms;

•
Work with our business partners, while retaining maximum flexibility and rights ownership, to apply technology-driven innovation to expand the distribution of our content, improve the consumer experience across multiple platforms, and develop engaging new consumer products, recreation and hospitality initiatives;

•
Continue to develop our sophisticated data capabilities and to pioneer new methods to improve monetization and measurement of viewing of, and audience engagement with, our content across all platforms; and

•	Continue to build our international scale and capabilities by capitalizing on opportunities in new markets and expanding our reach in existing territories with the most potential for growth.
Corporate Information
We were organized as a Delaware corporation in 2005 in connection with our separation from CBS, which was effective January 1, 2006. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information included on or accessible through our website is not intended to be incorporated into this report.
MEDIA NETWORKS

The Media Networks segment is comprised of three brand groups - the Global Entertainment Group, the Nickelodeon Group and BET Networks - that operate as Viacom Media Networks. Viacom Media Networks operates our media networks businesses in the United States (“U.S.”) and internationally.
Media Networks Revenues
Our Media Networks segment generates revenues in three categories: (i) advertising revenues, (ii) affiliate revenues and (iii) ancillary revenues. In fiscal year 2016, advertising revenues, affiliate revenues and ancillary revenues were approximately 48%, 46% and 6%, respectively, of total revenues for the Media Networks segment.
Advertising Revenues
Our Media Networks segment generates revenues from the sale of advertising and from marketing services.
Our advertising revenues generally depend on the number of viewers and viewership demographics. Ratings and demographic information for advertising purposes are determined by third-party research companies such as The Nielsen Company (US), LLC (“Nielsen”) and comScore, Inc. (“comScore”), and by a combination of third- and first-party data.
Our Media Networks properties appeal to key audiences attractive to advertisers. For example, MTV appeals to teen and young adult demographics, Nickelodeon appeals to kids and their families and BET appeals to African-American audiences. Demand and pricing for our advertising depend on the attractiveness of our offerings to advertisers, viewership, and overall market conditions. We also drive additional demand through integrated sales of multi-platform advertising and marketing opportunities and through our integrated marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers.
Domestically, we sell a certain amount of our advertising inventory in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely established in our third fiscal quarter and reflected in advertising revenue principally beginning in the first quarter of our subsequent fiscal year as marketing plans are finalized and orders are fulfilled to deliver advertising across various programs and dayparts. Pricing for advertising within our programming is generally established based on projected impression delivery, which may be guaranteed on a fixed price per impression unit basis. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver additional units, reducing inventory available for scatter sales. Scatter advertising is sold throughout the year at pricing reflecting market conditions at the time of sale and customization of services delivered. Most scatter advertising is also sold based on impression guarantees. To the extent we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience rating has been satisfied.
Internationally, advertising markets vary from jurisdiction to jurisdiction; however, we do not typically sell our inventory in advance in an upfront market. The majority of our international inventory is sold in the equivalent of the U.S. scatter market, and in a number of markets we are represented by third-party sales houses. The terms of these relationships vary. In the UK, for example, which is our largest market outside the U.S., we are represented by a third party to whom we sell the inventory on our television channels in the form of commercial impacts at a price calculated in accordance with a pre-agreed pricing metric. This third party then resells those impacts to UK agencies and advertisers.
Our advertising revenues may be affected by the strength of advertising markets and general economic conditions, and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Measured viewership may vary due to the success of our programming, the platforms on which our programming is available, the timing of availability of new episodes of popular programming and the performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure viewership. Advertising revenues may also fluctuate due to seasonal variations, the timing of holidays and significant programming events such as awards shows and premieres. Typically, advertising revenues are highest in the first and fourth quarters of our fiscal year.
We continue to invest in proprietary data platforms and advanced analytics that enable our customers to better target and measure the impact of their advertising. Our Viacom VantageTM platform combines data from multiple sources, which may include both first- and third-party data, in a predictive environment to deliver enhanced consumer targeting and campaign measurement. Our Viacom EchoTM platform offers enhanced measurement for advertisers looking to tap into our significant social reach. Customized programs and proprietary analytics provide a strategic perspective on engagement across multiple social platforms including Facebook, Twitter, YouTube, Instagram, Snapchat and Tumblr. In fiscal year 2016, we announced Vantage IntentTM, a collaborative effort with American Express, which uses our predictive analytics and American Express’s unique data to help marketers reach consumers even earlier in their purchase consideration process.
Affiliate Revenues
Our Media Networks segment generates revenues through affiliate fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators, Internet distributors, mobile networks and SVOD and other OTT services.
Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Under SVOD and other OTT agreements, we make multiple programs available for distribution on one or more dates, and our revenue under these OTT agreements is recognized upon the availability of the programs licensed and therefore revenue will fluctuate depending on the timing of when programming is made available throughout the license period.
Ancillary Revenues
In our Media Networks segment, ancillary revenues are principally derived from (i) consumer products, which includes licensing our brands and intellectual property, creation and publishing of interactive games across various platforms (including mobile, PC and console) and recreation experiences, (ii) viewing of our programming through download-to-own and download-to-rent services and the sale of DVDs and Blu-ray discs and (iii) television syndication.

Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available during a particular period and acceptance of our or our partners’ products.
Media Networks Properties

Viacom Media Networks operates our media networks businesses through three brand groups based on target audience, similarity of programming and other factors: the Global Entertainment Group, the Nickelodeon Group and BET Networks. Our core media networks experiences are generally delivered through cable and satellite distribution; through SVOD and other OTT services; on connected televisions, PCs, tablets, smartphones and other connected devices; using apps, browsers and other interfaces; and through a variety of social media platforms.
Worldwide, Viacom Media Networks’ program services reach approximately 530 million households in more than 180 countries and more than 40 languages worldwide, via more than 250 locally programmed and operated television channels. Viacom Media Networks also operates branded experiences including channels on streaming services and social media platforms such as DIRECTV NOW and Snapchat. During the quarter ended September 30, 2016, its online properties collectively averaged approximately 53.9 million unique visitors per month domestically and users spent an average of 853 million minutes per month with its branded apps.
Through VIMN, Viacom Media Networks operates the international extensions of our multimedia brands MTV, VH1, Nickelodeon, Comedy Central, BET and SPIKE, certain program services created specifically for international and/or non-English speaking audiences, such as the Paramount Channel in a variety of territories, Colors in India, and British public service broadcaster Channel 5, one of UK broadcasting’s premier brands. VIMN continues to grow Viacom Media Networks’ international operations into a strategically integrated portfolio, with content, technology and expertise across a multitude of brands and regions. In fiscal year 2016, VIMN launched 16 new channels, including in the Middle East and Africa.
Our most important media networks properties are discussed below. Unless otherwise indicated, the domestic television household numbers are according to Nielsen, the Internet monthly unique user and video stream data is according to comScore Media/Video Metrix (U.S. data only unless otherwise indicated), and the average app usage data and the international reach statistics are derived from internal data coupled with external sources when available.
Global Entertainment Group
The Global Entertainment Group offers brands, content, products and services that reach a diverse group of adults and young adults worldwide who love comedy, music, pop culture and general entertainment.
Domestic: Our principal U.S. properties in this group include:

COMEDY CENTRAL
•
Comedy Central, whose programs garnered 18 Emmy nominations and 4 Emmy awards in 2016, is a leading destination for comedic talent and all things comedy, featuring award-winning late night, sketch, scripted and animated series, along with stand-up specials and series. Comedy Central also produces nationwide stand-up tours and has its own record label. During fiscal year 2016, Comedy Central sponsored the 13th annual New York Comedy Festival, re-launched Comedy Central Radio on SiriusXM and announced a new South Park game, The Fractured But Whole, the sequel to the best-selling and critically-acclaimed South Park game The Stick of Truth.

•
Programming highlights in fiscal year 2016 included the reboot of The Daily Show with Trevor Noah and series premieres of Idiotsitter, Not Safe with Nikki Glaser and Legends of Chamberlain Heights, along with new seasons of returning favorites including South Park’s historic 20th season, Inside Amy Schumer, Broad City, Drunk History, Tosh.0, Workaholics, Another Period, Nathan For You, @midnight with Chris Hardwick, the limited series Time Traveling Bong and The Comedy Central Roast of TV icon Rob Lowe.

•	In September 2016, Comedy Central reached approximately 91.1 million domestic television households and approximately 285 million households in more than 146 countries worldwide.

•
Comedy Central’s online, mobile and app experiences include comedycentral.com, a leading online video platform featuring exclusive Comedy Central content; the Comedy Central Discover channel on Snapchat, which features library and original content; and a number of apps such as CC: Stand Up and Comedy Central’s “TV Everywhere” app, which offers full episodes of its series the day after they premiere, stand-up series and specials and short-form originals, among other content. In the quarter ended September 30, 2016, the Comedy Central online properties averaged approximately 9.2 million monthly unique visitors and, according to internal data, approximately 58 million content video streams each month, and users spent an average of 70.2 million minutes per month with the Comedy Central “TV Everywhere” app.

MTV
•
MTV is a global youth culture brand that creates original music and pop culture content for all media platforms. Its multiplatform portfolio includes domestic linear television networks MTV, MTV2, mtvU, MTV Classic and MTV Live; MTV.com; the MTV App; and channels across all leading social media platforms that reach more than 220 million followers. MTV is also home to MTV News, a multiplatform editorial outlet covering music, politics and pop culture. In fiscal year 2016, MTV launched the MTV Podcast Network with Panoply and debuted the Marc Jacobs Collaboration at the MTV Video Music Awards.

•
MTV’s top series include the long-running Teen Mom franchise, scripted drama Teen Wolf, Catfish: The TV Show; Ridiculousness; Are You The One? and The Challenge. New series launches in fiscal year 2016 included fantasy action adventure series The Shannara Chronicles, female-oriented scripted comedies Mary + Jane and Loosely Exactly Nicole, and Wonderland, MTV’s first weekly live music series in nearly 20 years. For fiscal year 2016, MTV had six of the top 30 series on basic cable television among its viewers in the P18-34 demographic, according to Nielsen.

•
MTV’s signature programming event is the MTV Video Music Awards. The 2016 MTV Video Music Awards included performances by Beyoncé and Rihanna, drew 6.5 million viewers across its live linear simulcast and was the most streamed across platforms in the show’s history, attracting more than 194 million video streams during and in the three days following the initial airing. MTV’s additional annual tentpole programming events include the MTV Movie Awards, the MTV Woodies and the MTV Fandom Awards.

•	In September 2016, MTV reached approximately 89.6 million domestic television households and approximately 372 million households in 178 countries worldwide via over 60 MTV channels.
•
MTV’s digital portfolio includes online, mobile and app experiences across music, pop culture, politics and exclusive content related to its series and programming events. In the quarter ended September 30, 2016, MTV.com averaged approximately 17.2 million monthly unique visitors and approximately 38 million content video streams each month, and users spent an average of 101.8 million minutes per month with MTV-branded apps. MTV maintains a significant presence across Facebook, Twitter, Instagram, Foursquare, Tumblr, Pinterest and Snapchat.

MTV2
•
MTV2, MTV2.com and the MTV2 mobile app offer music and lifestyle destinations and experiences with content targeting male millennials aged 12 to 34 and featuring original music, live-action sports and irreverent lifestyle programming.

•	Programming highlights included Guy Code, Nick Cannon Presents: Wild N’Out, Joking Off and Uncommon Sense with Charlamagne.
•	MTV2 reached approximately 77.5 million domestic television households in September 2016.
•
In the quarter ended September 30, 2016, MTV2.com averaged approximately 110,000 monthly unique visitors and approximately 181,000 content video streams each month, according to internal data. As of September 30, 2016, MTV2 had approximately 6.8 million Facebook fans and more than 512,000 Twitter followers.

MTV Classic
•
MTV Classic launched on August 1, 2016, the 35th anniversary of MTV’s launch. MTV Classic features a mix of fan-favorite series and music programming from MTV’s history, with a special focus on the 1990s and early 2000s.

•	Programming highlights include Beavis & Butthead, Laguna Beach, Jackass, Cribs and Punk’d.
•	In September 2016, MTV Classic reached approximately 55.7 million domestic television households and approximately 64 million households in the U.S., UK and Ireland.

VH1
•
VH1 is a leading lifestyle brand for millennials, with the Love & Hip Hop and Black Ink Crew franchises being among VH1’s six of the top 10 unscripted shows on cable television as of September 30, 2016, according to Nielsen. VH1’s programming slate features the revival of America’s Next Top Model, Martha and Snoop's Potluck Dinner Party, the topical series The Amber Rose Show and The Breaks, a scripted series based on the network’s critically acclaimed original film, and a return to premier events with Big in 2015, Dear Mama, a televised special dedicated to mothers, and, most recently, Hip Hop Honors, VH1’s highest rated tentpole event in 15 years. As of September 30, 2016, VH1 had achieved five consecutive quarters of ratings growth and was the second most social network in all of cable television (based on number of tweets), according to Nielsen.

•	In September 2016, VH1 reached approximately 89.3 million domestic television households and approximately 232.9 million households in 144 countries worldwide via VH1-branded channels.
•
VH1’s online, mobile and app experiences feature a diverse array of content centered on VH1 shows, pop culture, celebrities and lifestyle topics, including original series, exclusive events and entertainment news. VH1 operates VH1.com, the VH1 “TV Everywhere” app and branded and show experiences on several social media platforms. In September 2016, VH1 launched Love & Hip Hop: The Game, a mobile experience based on the hit franchise. Within two weeks, the game had been downloaded 500,000 times in 197 countries. In the quarter ended September 30, 2016, VH1.com averaged approximately 5.3 million monthly unique visitors and 18 million content video streams each month, and users spent an average of 58 million minutes per month with VH1’s “TV Everywhere” app. As of September 30, 2016, VH1 had a combined 42.3 million social media followers.

SPIKE
•	SPIKE is a general entertainment brand featuring a mix of original and acquired programming, sports series, specials, live events and movies.
•
Programming highlights included the series premieres of Jail: Big Texas and Tracks; returning favorites such as Lip Sync Battle and Lip Sync Battle: TMI, Bar Rescue, Ink Master, Cops, Bellator MMA Premiere Boxing Championships and The I Am Series with I Am JFK; and tentpoles such as Spike’s Guys Choice Awards.

•
During fiscal year 2016, SPIKE expanded Lip Sync Battle into a multiplatform franchise through the Lip Sync Battle Cruise Experience with Carnival Cruise Lines, the Lip Sync Battle app and a line of Lip Sync Battle-inspired merchandise.

•	In September 2016, SPIKE reached approximately 86.9 million domestic television households and approximately 130 million households worldwide.
•
SPIKE’s online, mobile and app experiences include SPIKE.com, the online destination featuring SPIKE content, the SPIKE app, a “TV Everywhere” app and other apps such as Bellator. In the quarter ended September 30, 2016, SPIKE.com averaged approximately 1.3 million monthly unique visitors and, according to internal data, 2 million content video streams each month, and users spent an average of 7.9 million minutes per month with the TV Everywhere app.

CMT
•
CMT is the leading country music and lifestyle destination. Through its linear television network and digital experiences, CMT offers an unparalleled mix of music specials and events, unscripted series, original documentaries and premium scripted shows.

•
Programming highlights included series premieres I Love Kellie Pickler and Still the King, returning favorites Steve Austin's Broken Skull Challenge, Dallas Cowboys Cheerleaders and licensed series Reba and Last Man Standing; tentpole events such as the annual CMT Awards and CMT Crossroads; and CMT’s original documentaries, including The Bandit.

•	In September 2016, CMT reached approximately 79.8 million domestic television households and approximately 91 million households in 8 countries worldwide.
•
CMT also has a 24-hour music channel, CMT Pure Country, a branded “TV Everywhere” app and apps CMT Ultimate Fan and CMT Insider. In the quarter ended September 30, 2016, CMT.com averaged approximately 1.4 million monthly unique visitors and, according to internal data, 870,000 content video streams each month, and users spent an average of 1.6 million minutes per month with the “TV Everywhere” app.

TV Land
•
TV Land features a mix of original programming, classic and contemporary television shows, specials and iconic movies. TVL Classic airs during weekdays with programming that appeals to adults aged 35 and older. TV Land airs on the same channel as TVL Classic in the evening hours and on weekends, with programming that appeals to adults aged 25 to 54.

•
Programming highlights included the series premieres of Teachers and Lopez, returning original favorites Younger and Impastor, and licensed favorites such as Everybody Loves Raymond and The King of Queens.

•	TV Land reached approximately 89.3 million domestic television households in September 2016.
•
TV Land’s online, mobile and app experiences include TVLand.com and the TV Land app, featuring full episodes of TV Land programming. In the quarter ended September 30, 2016, TVLand.com averaged approximately 353,000 monthly unique visitors and, according to internal data, 1.5 million content video streams each month, and users spent an average of 3.7 million minutes per month with the TVLand app.

Logo TV
•	Logo is a leading entertainment brand inspired by the LGBTQ community. Logo features one-of-a-kind personalities, shows, specials and unique stories.
•
Logo has garnered critical acclaim for its content, including a recent Emmy Award for its hit original programs RuPaul’s Drag Race and RuPaul’s Drag Race All Stars. Additionally, the network has established the Emmy Award-winning Logo Documentary Films and created such innovative programming as Finding Prince Charming and the upcoming Fire Island, while achieving new ratings records with Trailblazer Honors, Logo’s signature tentpole event.  Logo became the first U.S. network to air the international phenomenon Eurovision Song Contest.

•	Logo reached approximately 50.6 million domestic television households in September 2016.
•
Logo operates multiple websites and apps, including LogoTV.com, NewNowNext.com and the LogoTV app, as well as branded and show experiences across several social media platforms. With original video, written and news content, Logo’s digital group is regularly among the top two in ComScore’s LGBTQ category. In the quarter ended September 30, 2016, Logo's online properties averaged approximately 2.8 million monthly unique visitors and, according to internal data, 4 million content video streams each month, and users spent an average of 6.5 million minutes per month with the Logo TV app. As of September 30, 2016, Logo had a combined 8.4 million social media followers.

Other key domestic Global Entertainment Group properties include mtvU, our on-air, online and on-campus network created by and for the college audience; MTV Films, MTV’s motion picture brand; and MTV Live, a music-centric high-definition television channel.
International: This group operates internationally as VIMN. The group’s principal international properties include international extensions of our multimedia brands, certain program services created specifically for international and/or non-English speaking audiences, and our acquired international properties. This group launched 16 new channels including: Comedy Central in Norway, Australia and Arabia; Spike TV in the Netherlands, Belgium and Australia; the Paramount Channel in Italy and

Thailand/South East Asia; Prima Comedy Channel in the Czech Republic; TeenNick and VH1 in Italy; BET and MTV Hits in France, Rishtey Cineplex in India; and My5 in the UK. Some of our principal properties in this group are described below.

Channel 5
•
Channel 5, a UK public service broadcaster, and its sister channels air a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake brand.

•
Programming highlights in fiscal year 2016 included a UK version of the popular US entertainment show Lip Sync Battle, as well as continued success with the well-known Celebrity Big Brother and Big Brother franchises.

Paramount Channel
•
Paramount Channel is a 24-hour movie channel available free-to-air in Spain and Italy, and on basic cable television in France, Hungary, Russia, Romania, Sweden, Poland, Thailand/South East Asia and various Latin American countries, including Brazil, Mexico, Chile and Argentina. VIMN continues to manage Paramount Channel’s ongoing international expansion.

•	Programming highlights in fiscal year 2016 included classic and contemporary films from the Paramount library and other Hollywood studios as well as domestic and international television series.

Colors
•
Colors is a highly-rated Hindi-language general entertainment paid channel operated by our Viacom 18 joint venture. Colors is available in India, the UK, Ireland, Australia, New Zealand, South East Asia, the Middle East and North Africa, and as Aapka Colors in Canada and the U.S.

•
In fiscal year 2016, our Viacom 18 joint venture in India launched a new regional entertainment channel in the Kannada language called Colors Super, which features fiction shows, reality programming and feature films, and a new channel, Rishtey Cineplex, featuring Hindi movies. Viacom 18 also operates additional regional entertainment channels COLORS Marathi, COLORS Kannada, COLORS Bangla, COLORS Oriya and COLORS Gujarati.

•
Colors programming highlights in fiscal year 2016 included Kawach - Kaali Shaktiyon Se, Naagin, Kasam and other non-fiction programs such as 24-Season 2, Khatron Ke Khiladi, India’s Got Talent, Bigg Boss and Jhalak Dikhhla Jaa.

J-One
•	J-One airs the best in Japanese animated programming in France, one of the world’s biggest consumers of manga animation.
•
Programming highlights in fiscal year 2016 included simulcast Japanese animation; J-Pop and K-Pop music videos; Japanese MTV Unplugged concerts and award ceremonies such as the VMAJs in partnership with MTV Asia; Asian game shows; and locally produced editorial content.

Nickelodeon Group
The Nickelodeon Group provides high-quality entertainment, content and services designed for kids ages 2-17 and their families. Our principal properties in this group include:

Nickelodeon and Nick at Nite
•
Nickelodeon, now in its 37th year, is a diverse, global business and the destination for all things kids. Nickelodeon has been the number-one-rated advertising-supported basic cable network for 21 consecutive years, featuring both original and licensed series for kids. Nickelodeon produces and distributes television programming worldwide, has a global consumer products licensing business, licenses its brands for recreation experiences such as hotels, theme parks and live entertainment, and offers a number of premium apps.

•
Nickelodeon programming highlights in fiscal year 2016 included the series premieres of The Loud House, Shimmer and Shine and School of Rock; returning hits Alvinnn!!! and the Chipmunks, Blaze and the Monster Machines, Game Shakers, Henry Danger, Nicky, Ricky, Dicky & Dawn, The Thundermans, Paw Patrol, Teenage Mutant Ninja Turtles and SpongeBob SquarePants; daily scripted series Make It Pop and game show Paradise Run; and tentpoles such as The Kids’ Choice Awards, Kids’ Choice Sports, Worldwide Day of Play and The HALO Awards.

•
Nick at Nite, which airs on the same cable channel as Nickelodeon in the evening hours, primarily features licensed contemporary family comedies. Nick at Nite programming highlights included Friends, George Lopez, Fresh Prince of Bel-Air and Full House.

•
Nickelodeon and Nick at Nite reached approximately 91.4 million domestic television households in September 2016. Nickelodeon’s brands are seen globally by approximately 493.5 million households across 178 countries, via approximately 90 locally programmed channels and branded blocks.

•
Nick’s online, mobile and app experiences include, among others, Nick.com, the online destination for all things Nickelodeon, featuring video streaming of Nick content and games. In the quarter ended September 30, 2016, Nick.com sites averaged 4 million monthly unique visitors and, according to internal data, 43 million content video streams each month.

•
Nickelodeon develops and publishes mobile apps for its kids and family audiences. Nickelodeon’s “TV Everywhere” app features short-form videos, games and full episodes, as well as popular interactive features like the “Do Not Touch" button, and has won a number of awards, including the Emmy Award in 2013 for “Outstanding Creative Achievement in Interactive Media - User Experience and Visual Design” and “Best App or Website” at the 2014 Broadcast Digital Awards in the UK. In the quarter ended September 30, 2016, users spent an average of 242.2 million minutes per month with the Nick app. Nickelodeon apps also include hit game apps based on our top shows, like SpongeBob Moves In, TMNT: Portal Power and Game Shakers’ Sky Whale.

•
Nickelodeon Movies is Nickelodeon’s motion picture brand. Nickelodeon also developed a live stage production, The SpongeBob Musical, in conjunction with a premier Broadway team. The musical opened in Chicago in fiscal year 2016.

Nick Jr.
•
Nick Jr. seeks to educate and entertain preschoolers, providing kids an opportunity to engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. Nick Jr. offers parents and their kids entertaining and enriching activities geared toward their interests, ages and developmental levels.

•
Nick Jr. programming highlights included Nickelodeon preschool hits such as Paw Patrol, Blaze and The Monster Machines and Shimmer and Shine and licensed originals such as Peppa Pig, Teletubbies and Max & Ruby.

•	Nick Jr. reached approximately 73.5 million domestic television households in September 2016.
•
Nick Jr.'s online, mobile and app experiences include NickJr.com, which includes “TV Everywhere” capability for long form content streaming as well as games, short form content and other interactive elements such as Alpha buttons. In the quarter ended September 30, 2016, NickJr.com averaged 2.4 million monthly unique visitors and, according to internal data, 133 million content video streams each month.

•
Nick Jr.’s “TV Everywhere” app features educational videos and learning activities for preschoolers and full episodes of Nick Jr. programming for authenticated subscribers. In the quarter ended September 30, 2016, users spent an average of 345.9 minutes per month with the Nick Jr. app. Noggin, Nickelodeon’s mobile subscription app for preschoolers, features award-winning shows and music and educational videos. Other top Nickelodeon apps for preschoolers include Paw Patrol, Pups Take Flight and Blaze and the Monster Machines - Racing Game.

TeenNick
•
TeenNick appeals to kids 6-11 by day with Nickelodeon original live action hits such as Sam & Cat, Victorious, iCarly, Zoey 101 and Drake & Josh. TeenNick also features signature originals like TeenNick’s Top 10.

•
In addition, TeenNick is home to The Splat, a programming block targeting millennials with iconic Nick library content from the 90s. The Splat also extends online at thesplat.com and across social media platforms.

•	TeenNick reached approximately 70.9 million domestic television households in September 2016.
•
TeenNick.com features clips of TeenNick shows, as well as games and quizzes. In the quarter ended September 30, 2016, TeenNick.com averaged 83,000 monthly unique visitors and, according to internal data, had an average of 6,000 content video streams each month.

Nicktoons
•
Nicktoons is a leading cartoon destination for kids and features signature franchises and fan favorites such as Teenage Mutant Ninja Turtles, The Fairly OddParents, SpongeBob SquarePants, Sanjay & Craig and Breadwinners.

•	Nicktoons also acts as the home for the Nick Sports block; programing highlights included NASCAR Hammer Down and Top Ten Trick Shots.
•	Nicktoons reached approximately 64.9 million domestic television households in September 2016.
BET Networks
BET Networks is a leading provider of entertainment brands, content and services targeted to African-American audiences and consumers of Black culture worldwide. Our principal properties in this group include the flagship BET channel, CENTRIC, BET Gospel and BET Hip Hop.

BET
•
BET is the nation’s leading television network providing entertainment, music, news and public affairs programming to African-American audiences. BET is a leading consumer brand in the urban marketplace with a diverse group of branded businesses, including BET, its core channel that focuses on young Black adults; BET Gospel, which features gospel music and spiritual programming; and BET Hip Hop, which spotlights hip hop music programming and performances. BET’s programming received 13 NAACP Image Awards nominations in 2016 - the most among all cable networks and the second most among all networks, broadcast and cable.

•
BET programming highlights in fiscal year 2016 included the premieres of Zoe Ever After, Criminals at Work, One Shot, Music Moguls, F in Fabulous, Inside the Label and Chasing Destiny; returning favorites such as Being Mary Jane, which was the top-rated scripted series on cable among African-Americans in the 18-49 demo for the third straight season, Real Husbands of Hollywood, The Game and Sunday Best All Stars; acquisitions such as House of Payne; and tentpoles such as the BET Awards ‘16, which was part of the fourth annual BET Experience, BET’s long weekend celebration of music, entertainment and Black culture, and was attended by 165,000 people, BET Honors Awards, Black Girls Rock, BET Hip Hop Awards, Soul Train Awards and Celebration of Gospel.

•	BET reached approximately 85.5 million domestic television households in September 2016.
•
Internationally, BET is available in more than 40 million households and airs as BET Africa, BET UK and BET France, providing BET programming as well as local series, news and interstitials. BET France launched in fiscal year 2016 along with BET Play, doubling BET’s reach. BET Play is Viacom’s first direct-to-consumer OTT offering for adults. Available in approximately 100 countries and territories, BET Play provides hundreds of hours of content, including BET original series, awards shows, stand-up comedy, reality shows and documentaries, as well as a live feed of BET Soul and live streams of BET’s award shows like the BET Awards, BET Hip Hop Awards and Soul Train Awards.

•
BET.com is a leading online destination for African-American audiences, offering users content and interactive features for news, music, community, culture and other areas tailored to the unique interests and issues of African-Americans. BET.com also provides interactive entertainment content for BET Networks’ program services. In the quarter ended September 30, 2016, BET.com averaged approximately 13.3 million monthly unique visitors.

•
The BET Now app provides fans access to a library of full episodes of current BET shows and classics. In the quarter ended September 30, 2016, users spent an average of 3 million minutes per month with BET-branded apps.

•	BET Mobile delivers music, gaming and video content to its target audiences on mobile devices and digital services across all major service providers.

CENTRIC
•
CENTRIC is the first network designed for black women, reflecting the lifestyle of today’s African-American and multicultural adult viewer and delivering a variety of music artists, along with culturally relevant movies, series, live performances, specials and reality programming.

•	CENTRIC programming highlights in fiscal year 2016 included series premieres The Round and My Current Situation, the Soul Train Awards, Soul Sessions and the Centric Live Concert series.
•	CENTRIC reached approximately 52.3 million domestic television households in September 2016.
Media Networks Competition
Our media networks generally compete with other widely distributed cable networks, the broadcast television networks and digital programming services and platforms. Our media networks compete for advertising revenue with other cable and broadcast television networks, connected outlets such as websites, apps, social media and other online experiences, radio programming and print media. Each programming service also competes for audience share with competitors’ programming services that target or include the same audience. For example, Nickelodeon’s programming and services compete for younger viewers, and BET’s programming and services compete for consumers of African-American culture, with other entertainment services, including on cable and broadcast networks, digital distribution outlets and other content platforms. We also compete with other cable networks for affiliate fees and distribution. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources, other entertainment offerings and/or audience leisure time may affect our revenues and costs.
FILMED ENTERTAINMENT
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Animation, Nickelodeon Movies, MTV Films and Paramount Television brands. It also distributes films released under the Paramount Vantage, Paramount Classics and Insurge Pictures brands. Motion pictures produced, acquired and/or distributed by the Filmed Entertainment segment are first exhibited theatrically in domestic and/or international markets and then released in various markets through download-to-own, DVDs and Blu-ray discs, TVOD, SVOD, pay television, basic cable television, free television, free video-on-demand and, in some cases, by airlines and hotels.
In fiscal year 2016, the Filmed Entertainment segment released 15 films in the domestic theatrical market. Paramount’s film strategy focuses on releases that represent a mix of franchise films and smaller productions, acquired films and distribution arrangements. Paramount’s film slate is designed to represent a variety of genres, styles and levels of investment and risk - with the goal of creating entertainment for both worldwide appeal and more specific audiences. Paramount supports its releases by developing innovative marketing, promotion and release strategies for its films. Paramount expects its total film slate to include approximately 15 theatrical releases in fiscal year 2017.

Paramount has an extensive library consisting of approximately 1,200 motion picture titles produced by Paramount and acquired rights to approximately 2,300 additional motion pictures and a number of television programs. The library includes many Academy Award® winners, including, for example, Titanic, Braveheart, Forrest Gump, The Godfather, An Inconvenient Truth, There Will Be Blood, Wings, which won the first Academy Award® ever awarded for Best Picture in 1929, and recent Academy Award nominees such as The Big Short, Selma and The Wolf of Wall Street. The Paramount library also includes classics such as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard and a number of successful franchises such as Transformers, Star Trek, Mission: Impossible and Paranormal Activity.

Paramount Television, Paramount’s television production division, draws on Paramount’s extensive library of film properties and also develops original programming for television and digital platforms. In fiscal year 2016, Paramount Television produced a live telecast of Grease for FOX, which garnered 10 Emmy nominations and 5 Emmy awards. Paramount Television has various programs in pre-production, production and post-production (including Shooter, which is expected to premiere on USA Network on November 15, 2016) and numerous projects in development for various television networks and other platforms, including NBC, Netflix and Amazon.
Our joint venture with Metro-Goldwyn-Mayer Studios Inc. (“MGM Studios”) and Lions Gate Films, Inc. (“Lionsgate”) provides a multi-platform premium entertainment service called EPIX™ that offers Paramount, Lionsgate, MGM Studios and certain third-party films, as well as original content, to cable, satellite, SVOD and other subscribers through a premium pay television channel and television and digital SVOD services. During fiscal year 2016, EPIX developed its first two original series, including Berlin Station, which was produced by Paramount Television and premiered in October 2016. We do not consolidate EPIX in our financial results.
Filmed Entertainment Revenues
Our Filmed Entertainment segment generates revenues in four categories: (i) theatrical revenues, (ii) home entertainment revenues, (iii) licensing revenues and (iv) ancillary revenues. In fiscal year 2016, theatrical revenues, home entertainment revenues, licensing revenues and ancillary revenues were approximately 23%, 29%, 41% and 7%, respectively, of total revenues for the Filmed Entertainment segment.
Theatrical Revenues
Paramount generates revenues worldwide from the theatrical release and/or distribution of motion pictures, primarily from audience ticket sales. In addition to the traditional 2D format, certain of Paramount’s theatrical releases are made available in 3D and/or IMAX format, tickets for which are generally sold at premium pricing.
Each motion picture is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response, domestically and internationally, is of fundamental importance. Theatrical revenues may also be affected by the number, timing and mix of competitive releases in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment markets and licensing arrangements for television and other platforms. Revenues from motion picture theatrical releases tend to be cyclical with increases around the holidays that fall during the first quarter of our fiscal year, and in the summer months during our fourth quarter.
In fiscal year 2016, Paramount theatrically released in domestic and/or international markets Star Trek Beyond, Daddy’s Home, Teenage Mutant Ninja Turtles: Out of the Shadows, The Big Short, 10 Cloverfield Lane, 13 Hours: The Secret Soldiers of Benghazi, Paranormal Activity: The Ghost Dimension, Zoolander 2, Ben-Hur and Whiskey Tango Foxtrot, among others. Paramount’s fiscal year 2017 slate is expected to include Transformers: The Last Knight, Baywatch, Allied, Jack Reacher: Never Go Back, Fences, XXX: The Return of Xander Cage, Ghost in the Shell, God Particle, Arrival and Office Christmas Party.

Home Entertainment Revenues
Home entertainment revenues are derived from the worldwide sales and distribution of DVDs and Blu-ray discs relating to the motion pictures released theatrically by Paramount and programming of other Viacom brands such as Nickelodeon, MTV, Comedy Central and BET, as well as certain acquired films and content distributed on behalf of third parties such as CBS. Home entertainment revenues are also derived from the viewing of our films through TVOD and download-to-own services around the world, for a fee and/or on a revenue-sharing basis. Revenue for video-on-demand and similar arrangements is recognized as the content is exhibited based on end-customer purchases as reported by the distributor.
Our home entertainment revenues may be affected by the number, timing and mix of releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including trends in discretionary spending. The mix of our revenues from home entertainment activities continues to shift away from physical products toward consumption through various platforms and apps.
Key home entertainment releases in fiscal year 2016 included Mission: Impossible - Rogue Nation, Terminator: Genisys, Daddy’s Home, 10 Cloverfield Lane, 13 Hours: The Secret Soldiers of Benghazi, The Big Short and Zoolander 2.
Licensing Revenues
Paramount generates fees by licensing films and television programs produced, acquired or distributed by Paramount that are licensed around the world on a territory by territory basis, for a fee or on a revenue-sharing basis, to SVOD, pay and basic cable television, free television and free video-on-demand services.
Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee and will fluctuate depending on the number and mix of available titles in any given territory.
Licensing revenues in fiscal year 2016 were generated from films including Mission: Impossible - Rogue Nation, Paranormal Activity: The Ghost Dimension and Terminator: Genisys that were licensed to platforms such as Netflix, Amazon, iTunes, Google Play and Flixster and from television titles including Grease Live!
Ancillary Revenues
Paramount generates ancillary revenues by providing production and facilities services to third parties, primarily at Paramount’s studio lot. Paramount also generates ancillary revenues by licensing its brands for consumer products, themed restaurants, hotels and resorts, live stage plays, film clips and theme parks. Licensing revenues are typically derived from royalties based on the licensee’s revenues, with an advance and/or guarantee against future expected royalties, and may vary based on the popularity of the brand or licensed product with consumers.
Motion Picture Production and Distribution

Paramount produces many of the motion pictures it releases. It also acquires films from third parties and distributes films and other content on behalf of third parties. In some cases, Paramount co-finances and/or co-distributes films with third parties, including other studios. Paramount distributes some motion pictures worldwide, and may engage a third-party distributor for certain pictures in certain territories. Paramount also enters into film financing arrangements from time to time under which third parties participate in the financing of the production costs of a film or group of films, typically in exchange for a partial copyright interest.
Domestically, Paramount generally performs its own marketing and distribution services for theatrical releases and its own sales and marketing services for home entertainment releases. Paramount has agreements in place with Warner Bros. Home Entertainment Inc. for the distribution of physical DVD and Blu-ray discs relating to approximately 700 Paramount catalog titles for which Paramount retains all digital rights, which runs through December 2016, and with Universal Studios, Inc. (“Universal”) for certain back-office and distribution services for all physical DVD and Blu-ray discs released by Paramount in the U.S. and Canada. Under an agreement that runs through June 2017, Paramount also distributes CBS’s library of television and other library content on DVD and Blu-ray disc on a worldwide basis. Internationally, Paramount, through its international affiliates, generally distributes its theatrical releases through its own distribution operations or, in some territories, through United International Pictures, a company that Paramount and Universal own jointly. For home entertainment releases, Paramount’s physical DVD and Blu-ray discs are distributed in certain international territories by Universal Pictures Home Entertainment and in certain other territories by Paramount licensees. Paramount also distributes films domestically and internationally on download-to-own, TVOD, SVOD and television platforms. In the first domestic pay television distribution window, Paramount’s feature films initially theatrically released in the United States are generally exhibited on EPIX.
Producing, marketing and distributing motion pictures and other content can involve significant costs, and can also cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows to generate public interest in our films, and are expensed as incurred. As a result, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until well after its theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.
Filmed Entertainment Competition
Our Filmed Entertainment segment competes for audiences for its motion pictures, television programming and other entertainment content with the motion pictures and content released by other major motion picture studios, independent film producers and television producers, as well as with other forms of entertainment and consumer spending outlets. Our competitive position primarily depends on the amount and quality of the content produced, its distribution and marketing success and public response. We also compete for creative talent, including producers, actors, directors and writers, and scripts for motion pictures, all of which are essential to our success. Our motion picture brands also compete with studios and other producers of entertainment content for distribution of motion pictures through the various distribution windows (such as television and home entertainment) and on digital platforms.
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
Viacom educates, engages and empowers audiences around the world with a vast array of programs in the following areas of focus: building inclusive societies, pioneering social change, promoting healthy living, inspiring future generations, empowering our employees and managing our business responsibly. A full list of and detailed information on each of our social responsibility initiatives is available at www.viacommunity.com. (Information included on, or accessed through, that website is not intended to be incorporated into this Form 10-K.)
Following are just a few examples:

Get Schooled
•
In partnership with Viacom and The Bill & Melinda Gates Foundation, Get Schooled leverages the power of pop culture to inspire and empower students to graduate from high school and succeed in college. The organization partners with over 2,000 middle and high schools around the country and engages close to two million students.

MTV Staying Alive Foundation
•
VIMN’s multi-award-winning MTV Staying Alive Foundation engages in fighting the stigma, spread and threat of the HIV and AIDS epidemic globally by creating engaging media content and funding youth-led, grassroots prevention projects.

MTV Look Different
•	MTV’s Emmy Award-winning “Look Different” campaign helps America’s youth better recognize and challenge hidden racial, gender and anti-LGBT biases, empowering them to create a more equal future.

VH1 Save The Music Foundation
•
VH1 Save The Music Foundation is committed to ensuring that music instruction is a core component in a complete education. The organization restores instrumental music education in America’s public schools, and to date has donated $51 million dollars’ worth of new musical instruments to nearly 2,000 public schools across the country, giving 2.6 million children the tools and confidence to excel in academics and in life.

CMT Empowering Education
•	CMT Empowering Education provides viewers with a multitude of tools to aid them in tackling and overcoming the most common perceived obstacles to education.

Nickelodeon’s Worldwide Day of Play
•
Nickelodeon’s annual Worldwide Day of Play encourages kids to get up and get active by suspending programming for three hours in the afternoon across our platforms while thousands of local partners nationwide host activities focused on just playing. The Road to Worldwide Day of Play, underway throughout the summer, travels to communities where kids are hometown heroes making play happen.

Veterans Operation Wellness (VOW)
•
Spike’s VOW campaign uses the multi-platform resources of Spike to positively impact the lives of veterans with the goal of inspiring them - and the larger public that wants to support them - to make commitments to their health and wellness, and lead a healthier life through physical fitness, a healthier diet and veteran community activities.

BET Next Level
•	BET Next Level is an education campaign that encourages young people to see education as an opportunity for advancement in their careers and in their lives.

Logo Global Ally
•
Global Ally is a year-long storytelling project from Logo that will provide inside looks into the lives of international LGBTQ people and feature ways to send direct messages of solidarity and support to activists around the world.

Paramount’s Kindergarten to Cap & Gown
•	Paramount Pictures’ signature program mentors students through their educational experience, targeting three partner schools in Paramount’s Los Angeles neighborhood.
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
Certain Regulations Affecting Our Business
Set-Top Box Rule-Making
In February 2016, the FCC issued a notice of proposed rule-making to increase competition in the cable and satellite set-top box market. As initially conceived, the FCC rules would require multi-channel video programming distributors (“MVPDs”) to provide competitors (i) channel-by-channel information about what video programming is available; (ii) information about what a competitive device or software is permitted to do with that video programming, such as recording; and (iii) the video programming itself. Such rules would permit MVPD competitors to re-package and monetize cable service, potentially threatening cable programmers’ advertising revenue and raising other concerns for cable programmers, including Viacom. In formal comments to the agency, the cable, satellite and telecommunications industries opposed the proposal, expressing concern with any competitive set-top box rule that would negatively impact protections incorporated into programming distribution agreements, including protections related to advertising, copyright enforcement, program diversity and consumer privacy. In September 2016, FCC Chairman Thomas Wheeler announced a shift away from the agency’s initial proposal, but provided few details. The Commission may approve final rules by the end of 2016; there can be no assurance regarding what such final rules may provide or what the impact on the Company may be.

Children’s Programming
Since 1990, federal legislation and FCC rules have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. In 2006, the FCC amended its rules to limit the display of certain commercial website addresses during children’s programming. Some policymakers have sought limitations on food and beverage marketing in media popular with children and teens, and in 2013, the White House hosted a summit to encourage voluntary efforts to limit food marketing to children. Restrictions on the television advertising of foods high in fat, salt and sugar to children aged 15 and under have been in place in the UK since 2007 and were enacted in Ireland in 2013. Various laws with similar objectives have also been enacted in France, Mexico, Chile, Peru, Taiwan and South Korea, and significant pressure for similar restrictions continues to be felt globally, most acutely in Australia, Brazil, Canada, Colombia, India, Slovenia, South Africa and Turkey. The implementation of these or similar limitations and restrictions could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming for children and teens.

Children’s Privacy
Other laws and regulations intended to protect the interests of children include measures designed to protect the privacy of minors online. The U.S. Children’s Online Privacy Protection Act limits the collection of personal information online from children under 13 years of age by operators of websites or online services. We have been required to limit some functionality on our websites and apps as a result of these regulations. Such regulations also limit the types of advertising we are able to sell on these sites and apps and impose strict liability for certain actions of advertisers, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.

UK Regulations Affecting Channel 5 Business
As a public service broadcaster (“PSB”) in the UK, Channel 5 is subject to certain OFCOM broadcasting regulations that impose detailed obligations including mandating the proportion of total programming and programming during peak hours that must be original productions; the hours devoted to news and current affairs; and the proportion of commissioned programming that must be made by independent producers. Channel 5 has also undertaken to air a certain amount of UK-originated children’s programming. Like all UK broadcasters, Channel 5 must abide by the OFCOM Broadcasting Code, which contains content and scheduling regulations surrounding such issues as harm and offense, protection of individuals under the age of 18, privacy, fairness and product placement; and by OFCOM’s Code on the Scheduling of Television Advertising, which contains regulations surrounding the amount and scheduling of advertising. In addition, parties have in the past retransmitted the programing of Channel 5 without a license under a claim that such retransmission was lawful; the law in this area remains unsettled.

EU Commission’s Digital Single Market Strategy
The European Commission (the “EC”) continues to aggressively pursue its Digital Single Market (“DSM”) Strategy, which contained a broad range of proposals designed to create a more complete EU-wide market for digital goods and services, several of which are likely to impact Viacom’s businesses. The territorial nature of copyright has been identified by the EC as one of the main barriers to a single European market, and there has been strong pressure from politicians to undermine content owners’ commercial freedom to distribute exclusively on a territorial basis.
The EC published DSM-related legislative proposals in each of May 2016 and September 2016. Several of these proposals, currently under consideration by the European Parliament and Council, are of particular relevance to Viacom’s business practices in Europe given their potential for curtailing content owners’ exclusive control over distribution decisions for film and television productions. For example, the EC has proposed a Portability Regulation, which requires online content providers to ensure that their subscribers can access content while temporarily in another EU country. Another regulation seeks to extend the EU Satellite and Cable Directive to permit EU-wide licenses for rights included in broadcasters’ online ancillary services, with the aim of making it easier for platforms to respond to passive sales requests for those services from other EU countries without contravening copyright law. Both of these proposals undermine the principle of territorial exclusivity under copyright and would make it difficult for content owners to enforce their rights. A further proposal would entitle talent to seek additional non-contractual compensation through the courts for highly-successful works, and could force us to publicly disclose confidential and proprietary revenue information.

The EC has also proposed a number of reforms to the Audio-Visual Media Services Directive, which sets content and advertising rules for European broadcasters. These include a reduction in the level of advertising regulation for “traditional” linear channels, an extension of child protection obligations to “video sharing sites,” some changes to the operation of the “country of origin” rule, which allows broadcasters to be regulated in a single jurisdiction while broadcasting into other EU countries, and a proposal for a 20% EU content quota for online services. These proposals will also be the subject of Parliamentary and Council scrutiny, with final agreement expected in late 2017. If enacted, these proposals could limit consumer choice and increase consumer costs in the EU.

The ongoing exclusion of the UK from legislative negotiations in the wake of the non-binding referendum in June 2016 on the UK’s withdrawal from the EU (“Brexit”) could lead to additional changes in the regulatory environment that could impact our ability to use UK law under “country of origin” rules for programming in the EU, potential trade barriers between the UK and the EU and between the UK and other countries, and potential content production quota regulations. Given that a portion of our business is conducted in the EU, including the UK, any of these effects of Brexit, and others we cannot anticipate, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Restrictions on Film Distribution
In addition to the regulations regarding territorial licensing in the EU discussed above, numerous countries around the world impose restrictions on the number and nature of films that may be distributed in that country. Such regulations in China have the greatest impact, as only 34 foreign films can be distributed annually on a revenue share basis based on box office performance. Those films are selected by relevant authorities in China. In November 2015, China’s National People’s Congress issued a draft of its Film Industry Promotion Law for public comment. The period for public comment closed on December 5, 2015. The draft law includes provisions on the development, production, distribution and screening of films, as well as supportive and preferential policies to promote the Chinese film industry.  Several provisions could be problematic for theatrical distribution of our feature films in China, including creation of a two-thirds screen quota for domestic Chinese films and a requirement that Chinese cinemas “properly arrange” screenings and time slots for domestic films. The new law could be formally adopted by the end of 2016.

Data Transfers from the EU to the U.S.
In October 2015, the Court of Justice of the European Union (“CJEU”) invalidated the U.S. - EU Safe Harbor (“Safe Harbor”), a framework permitting the transfer of data from the EU to the U.S. for companies that complied with the framework’s requirements and one of the mechanisms by which data was permissibly transferred from the EU to the U.S. in compliance with the EU Data Protection Directive (the “Directive”). Viacom was first certified under the Safe Harbor in 2011. The CJEU’s decision affected the legal framework within which Viacom was permitted to transfer data from the EU to the U.S., requiring us to rely on alternative mechanisms permitted under the Directive such as consent and EU-specified standard contractual clauses.  The Safe Harbor was replaced with the EU - U.S. Privacy Shield (“Privacy Shield”) in July 2016 and, starting on August 1, 2016, the Privacy Shield was made available to companies for self-certification. Viacom has self-certified with the Privacy Shield. Nevertheless, some of the mechanisms permitting transfer of data from the EU to the U.S. have been subject to challenges, whose outcomes remain uncertain.
Program Access
Under the U.S. Communications Act of 1934, as amended, vertically integrated cable programmers are generally prohibited from entering into exclusive distribution arrangements or offering different prices, terms or conditions to competing MVPDs unless the differential is justified by certain permissible factors set forth in the regulations promulgated by the FCC. Our wholly-owned program services are not currently subject to these program access rules. Because we and CBS are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of the program access rules, and therefore the businesses and conduct of CBS could have the effect of making us subject to the rules. In September 2016, the FCC proposed to expand the scope of its rules implementing the program access provisions of the Communications Act. If Viacom or its programming agreements were to become subject to the program access rules, our flexibility to negotiate the most favorable terms available for our content and our ability to offer cable television operators exclusive programming could be adversely affected.
Protecting our Content from Copyright Theft
The unauthorized reproduction, distribution, exhibition or other exploitation of copyrighted material interferes with the market for copyrighted works and disrupts our ability to create, distribute and monetize our content. The theft of motion pictures, television and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. Where possible, we make use of technological protection tools, such as encryption, to protect our content.

We are actively engaged in enforcement and other activities to protect our intellectual property, including monitoring online destinations that distribute or otherwise infringe our content and sending takedown or cease and desist notices in appropriate circumstances; using filtering technologies employed by some user-generated content sites; and pursuing litigation and referrals to law enforcement with respect to websites and other online platforms that distribute or facilitate the distribution and exploitation of our content without authorization. We also are actively engaged in educational outreach to the creative community, labor unions, state and federal government officials and other stake holders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activities on a worldwide basis. We have had notable success with site-blocking efforts in Europe and Asia, which can be effective in diverting consumers from piracy platforms to legitimate platforms. We are also making good progress with EU proposals that increase the obligations of online platforms to compensate content owners when their works are used on user-posted content sites.
Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content theft and technological tools with which to carry it out continue to be a challenge. The failure to maintain enhanced legal protections and enforcement tools and to update those tools as threats evolve could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value and further increase the costs of enforcing our rights as we continue to expend substantial resources to protect our content.
INTELLECTUAL PROPERTY
We create, own and distribute intellectual property worldwide. It is our practice to protect our motion pictures, programs, content, brands, formats, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, Nickelodeon®, Comedy Central®, MTV®, MTV2®, VH1®, MTV Classic™, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Channel 5® (UK), Logo®, Nicktoons®, TeenNick®, Paramount Channel™, mtvU®, Palladia®, BET Networks®, CENTRIC®, BET Gospel®, BET Hip Hop®, BET.com®, BET Mobile®, Tr3s®, VIVA™, Paramount Pictures®, Paramount Vantage®, Paramount Classics®, Paramount Animation®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™, Paramount Television™ and other domestic and international program services and digital properties.
EMPLOYEES AND LABOR MATTERS
As of September 30, 2016, we employed approximately 9,300 full-time and part-time employees worldwide, and had approximately 700 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.
Through in-house, affiliated and third-party production service companies, our Filmed Entertainment division engages the services of writers, directors, performers, musicians and various crew members who are subject to certain industry-wide and/or specially negotiated collective bargaining agreements. The Alliance of Motion Picture and Television Producers is a multi-employer trade association, which, along with and on behalf of hundreds of member companies including Paramount Pictures, negotiates the industry-wide collective bargaining agreements with these parties. The agreements with the writers, directors and performers will expire in 2017. Certain collective bargaining agreements that apply to specific companies have been successfully negotiated or will be negotiated as the need arises in the future.
Through in-house and third-party production service companies in connection with certain of our productions, our Media Networks division engages the services of writers, directors, performers, musicians and various crew members who are subject to certain specially negotiated collective bargaining agreements or one-off letter agreements. Since these agreements are entered into on a per-channel or per-project basis, negotiations happen on various agreements throughout the year. The collective bargaining agreements covering various crew members on certain of our Media Networks productions are due to expire December 31, 2019.
Any labor dispute with the labor organizations that represent any of these parties could disrupt our operations and reduce our revenues.
FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS
Financial and other information by reporting segment and revenues by geographic area for fiscal years 2016, 2015 and 2014 are set forth in Note 19 to our Consolidated Financial Statements.

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
OUR EXECUTIVE OFFICERS
The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Thomas E. Dooley	60	President and Chief Executive Officer; Director
Wade Davis	44	Executive Vice President, Chief Financial Officer
Michael D. Fricklas	56	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	52	Senior Vice President, Controller
DeDe Lea	51	Executive Vice President, Global Government Affairs
Scott Mills	48	Executive Vice President and Chief Administrative Officer
Information about each of our executive officers is set forth below.

Thomas E. Dooley
Mr. Dooley has been our President and Chief Executive Officer since August 18, 2016. He has informed the Company of his decision to depart the Company but has agreed to remain in his position through November 15, 2016. Prior to his current position, he served as our Senior Executive Vice President beginning in September 2006 and added the additional role of Chief Operating Officer in May 2010. He has served as a member of our Board since January 1, 2006. He served as our Chief Administrative Officer from September 2006 to May 2010 and as our Chief Financial Officer from January 2007 to September 2010. Mr. Dooley was Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm specializing in media and telecommunications investments that he co-founded with Mr. Dauman, from May 2000 until September 2006. Before that, Mr. Dooley held various corporate and divisional positions at the predecessor of Viacom, which he first joined in 1980, including Deputy Chairman and member of its Executive Committee. Mr. Dooley served as a director of Sapphire Industrials Corp. from 2007 to 2010.

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

Michael D. Fricklas
Mr. Fricklas has been our Executive Vice President, General Counsel and Secretary since January 1, 2006. Prior to that, he was Executive Vice President, General Counsel and Secretary of the predecessor of Viacom beginning in May 2000 and Senior Vice President, General Counsel and Secretary from October 1998 to May 2000. He first joined Viacom’s predecessor in July 1993, serving as Vice President and Deputy General Counsel and assuming the title of Senior Vice President in July 1994.

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

DeDe Lea
Ms. Lea has been our Executive Vice President, Global Government Affairs since January 2013, having previously served as Executive Vice President, Government Relations beginning in November 2005. Prior to that, she was Senior Vice President, Government Relations of the predecessor of Viacom beginning in September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Viacom’s predecessor from 1997 to 2004.

Scott Mills
Mr. Mills has been our Executive Vice President and Chief Administrative Officer since May 2015. Previously, he was Executive Vice President, Human Resources and Administration beginning in October 2012. Prior to that, he was President and Chief Operating Officer of BET Networks beginning in July 2007, its President of Digital Media from August 2006 to July 2007 and its Chief Financial Officer beginning in 2003. He first joined BET Networks in 1997, serving as Senior Vice President of Strategy & Business Development, and served as Executive Vice President and Chief Operating Officer of BET Interactive from 1999 to 2003. Mr. Mills has served as a director of Principal Financial Group Inc. since July 2016.

Item 1A. Risk Factors.
A wide range of risks may affect our business and financial condition and results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

The Company’s Business, Results of Operations and Stock Prices May Be Adversely Affected by the Uncertainty Stemming from Ongoing Transitions Involving Our Board and Management and Related Changes in Strategy, including a Potential Business Combination with CBS and the Recent Creation of our Global Entertainment Group Within our Media Networks Segment
The recent and highly public controversy relating to the Company’s governance created a significant degree of uncertainty with respect to the Company and we have undergone significant transitions on our Board and among our senior management. For example, our former Executive Chairman, President and Chief Executive Officer resigned effective August 18, 2016. His successor, our interim President and Chief Executive Officer, subsequently informed our Board of his decision to remain in the position until November 15, 2016 and to depart the Company thereafter, and on October 31, 2016 we announced that Robert Bakish had been appointed Acting President and Chief Executive Officer as of November 15, 2016.
In addition, on September 29, 2016, our Board received a letter from National Amusements requesting that our Board explore a potential combination of Viacom and CBS. Subsequently, our Board formed a special committee of independent directors to consider the request from National Amusements and any proposed transaction, and the special committee has hired independent legal and financial advisers. We are subject to various uncertainties and risks related to a potential combination with CBS, including that an agreement may or may not be reached with CBS or may take an uncertain amount of time; that such a transaction would not necessarily require approval of our stockholders other than National Amusements; that terms of any potential transaction with CBS (including the applicable price and/or exchange ratio) are not known; and that the effect of any potential transaction (or absence of a transaction) on the Company and its business cannot be ascertained at this time.
Also, we announced on October 31, 2016 the creation of our Global Entertainment Group as a new brand group within our Media Networks segment to combine VIMN, our former Music & Entertainment Group (which included MTV, Comedy Central, VH1, Spike and Logo), as well as TV Land and CMT. We also announced that our former Kids & Family Group would be reestablished as the Nickelodeon Group to exploit growth opportunities in all facets of the kids segment, including recreation and hospitality.

Some or all of the foregoing factors have had and/or may have an adverse impact on the Company’s ability to negotiate contractual arrangements on commercially advantageous terms; to attract, retain and motivate key management and employees; to access the capital markets on the most cost-efficient terms; and otherwise to operate its business in the most efficient manner. Some or all of these factors have caused and/or may cause volatility in our stock price, have imposed and/or may impose significant demands on the time of senior management and have had and/or may have an adverse impact on the business operations, financial position and results of operations of the Company.

Our Success is Dependent upon Public Acceptance of our Brands, Programming, Motion Pictures and Other Entertainment Content, which is Difficult to Predict
Consumer acceptance of our brands, entertainment content and retail offerings is key to the success of our business and our ability to generate revenues. The production and distribution of programming, motion pictures and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on the public’s acceptance of our content, which is difficult to predict. Consumer acceptance of our content is affected by our ability to maintain or develop strong brand awareness and target key audiences, the quality and acceptance of competing entertainment content and the availability of alternative forms of entertainment and leisure time activities, including online, mobile and other offerings. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in our content, including in the production of original content on our networks and in our motion pictures, before learning the extent to which it will garner consumer acceptance. In addition, general economic conditions affect our audience’s discretionary spending and therefore their willingness to access our content.
In our Media Networks business, consumer acceptance of our brands and programming has a significant impact on the revenues we are able to generate from advertising, affiliate fees, consumer products, and other licensing activities. Our ability to successfully predict and adapt to changing consumer tastes and preferences outside the U.S. also impacts our ability to expand our presence internationally.
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
Deficiencies in Audience Measurement on Various Platforms Adversely Impacts Our Program Ratings and Adversely Affects Our Advertising and Affiliate Revenues
Advertising sales are largely dependent on audience measurement, and the results of audience measurement techniques can vary for a variety of reasons, including the platforms on which viewing is measured and variations in the employed statistical sampling methods. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data as well as first-party data using a variety of methods including the number of impressions served and demographics. In addition, multi-platform campaign verification remains in its infancy, and viewership on tablets, smartphones and other mobile devices, which continues to grow rapidly, still is not measured by any one consistently applied method. These variations and changes could have a significant effect on advertising revenues.
In our Media Networks business, our advertising revenues typically are a product of measured audience size and pricing, which reflect market conditions and are impacted by measurement difficulties. Depending on the success of our programming at any given time, one or more of our cable networks can experience ratings fluctuations that negatively affect our advertising revenues. The use of new ratings and measurement technologies, and viewership on platforms or devices that is not being measured, could have an impact on our measured audience size. For example, while C-3, a current television industry ratings system, measures live commercial viewing plus three days of DVR and video-on-demand playback, the growing viewership occurring on subsequent days of DVR and video-on-demand playback is excluded from C-3 ratings. Poor ratings can lead to a reduction in pricing and advertising spending. Low audience ratings can also negatively affect our ability to negotiate higher affiliate fees and/or limit a network’s distribution potential.

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
Our Businesses Operate in Highly Competitive Industries
Companies in the cable network, motion picture, digital and consumer product industries depend on audience acceptance of content, appeal to advertisers and solid distribution relationships. Competition for content, audiences, advertising and distribution is intense and comes from broadcast television, other cable networks (including our own), online and mobile properties, movie studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from search, social networks, program guides and “second screen” applications. Competition also comes from pirated content.
Increased competition from additional entrants into the market for development and production of original programming, such as Netflix, Amazon and Hulu, increases our content costs as creating competing high quality, original content can require significant investment. Increased competition in the acquisition of programming may also lead to more complex negotiations over acquired rights to the content and the value of the rights we acquire or retain cannot be predicted with certainty in the future.
Our ability to compete successfully depends on a number of factors, including our ability to create or acquire high quality and popular programs and films, adapt to new technologies and distribution platforms, and achieve widespread distribution for our content. More content consumption options increase competition for viewers as well as for programming and creative talent, which can decrease our audience ratings, and therefore potentially our advertising revenues, as well as increase our costs. In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our Media Networks businesses generally rely on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on our business, financial condition or results of operations.
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
Advertising expenditures may also be affected by regulatory, social or technological change. For example, Federal legislators and regulators have proposed voluntary guidelines on advertising to children in an effort to combat unhealthy eating and childhood obesity, and have considered imposing limitations on the marketing of certain movies and regulating product placement and other program sponsorship arrangements. In addition, privacy regulations make it difficult to measure viewership by children. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising could adversely affect advertising sales and revenue.
Theft of Our Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming, Motion Pictures and Other Entertainment Content and Adversely Affect Our Businesses and Profitability

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights in our entertainment content. We are fundamentally a content company and theft of our brands, motion pictures and home entertainment products, television programming, digital content and other intellectual property affects us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the U.S. and Europe and/or that lack effective enforcement of such measures. Such foreign copyright theft often creates a supply of pirated content for major markets as well. The interpretation of copyright, piracy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux, and some methods of copyright enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.
Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and motion pictures, and intentional or unintentional acts could result in unauthorized access to our content. The increasing use of digital formats and technologies heightens this risk. For example, new mobile broadcasting tools enable users to livestream content, including copyrighted content, which can lead to content theft and could have an adverse impact on the monetization of our content. Unauthorized access to our content could result in the premature release of motion pictures or television shows as well as a reduction in legitimate audiences, which would likely have significant adverse effects on the value of the affected programming.
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
Increased Costs for Programming, Motion Pictures and Other Rights, and Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Profits and Balance Sheet

In our Media Networks segment, we have historically produced a significant amount of original programming and other content and continue to invest significantly in this area. The Filmed Entertainment segment’s core business involves the production, marketing and distribution of motion pictures, the costs of which are significant. We also acquire programming, motion pictures and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings from other companies, and we pay license fees, royalties and/or contingent compensation in connection with these acquired rights. Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Further, rapid changes in consumer behavior have increased the risk associated with all kinds of programming.

The accounting for the expenses we incur in connection with our programming, motion pictures and other content requires that we make judgments about the potential success and useful life of the program or motion picture. If our estimates prove to be incorrect, it may result in the accelerated recognition of the expense and/or write down of the value of the asset. For example, we estimate the ultimate revenues of a motion picture before it is released based on a number of factors, and we then update our estimate of ultimate revenues, including following a film’s initial domestic theatrical release, based on expected future and actual results. If we reduce our estimate of ultimate revenues, it may result in the accelerations of capitalized film cost amortization. Similarly, if we determine it is no longer advantageous for us to air a program on our media networks, we would accelerate our amortization of the program costs.
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
Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Motion Pictures and Other Programming and on Seasonal Factors
Our revenues, expenses and operating results fluctuate due to the timing, mix, number and availability of our theatrical motion pictures, home entertainment releases and programs for licensing. For example, our operating results may increase or decrease during a particular period relative to the corresponding period in the prior year due to differences in the number and/or mix of films released and the timing of delivery of programming to television and digital distributors. Our operating results also fluctuate due to the timing of the recognition of marketing expenses, which are typically largely incurred prior to the release of motion pictures and home entertainment products, with the recognition of related revenues in later periods.
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
The Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Cause Our Revenues to Decline in Any Given Period or in Specific Markets
We are dependent upon our agreements with cable television, direct-to-home satellite television and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services. We have agreements in place with the major cable and satellite distributors and several SVOD and other OTT content distributors, but there can be no assurance that these agreements will be renewed in the future on terms, including pricing, acceptable to us, or at all. While many consumers have a choice of distributors from which to access our content, the loss of carriage on the most widely available cable and satellite programming tiers could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both advertising and affiliate fees. Further, the loss of favorable packaging and positioning opportunities with any distributor could reduce revenues from subscriber fees. In addition, as these affiliate agreements have grown in complexity, the number of disputes regarding the interpretation, and even validity, of the agreements has grown, resulting in greater uncertainty and, from time to time, litigation seeking to circumscribe enforcement of our rights or to seek damages under competition and other laws.
Consolidation among Cable, Satellite and Telecommunications Service Providers Has Had, and Could Continue to Have, an Adverse Effect on Our Revenue and Profitability
Consolidation among cable and satellite distributors and telecommunications service providers has given the largest operators considerable leverage and market power in their relationships with programmers. We currently have agreements in place with the major U.S. cable and satellite operators and this consolidation has affected, and could continue to affect, our ability to maximize the value of our content through those distributors. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors that carry our programming, subject our affiliate revenues to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators, which could have an adverse effect on our financial condition or results of operations.

The Development of Alternative Offerings for Consumers Has Had, and Could Continue to Have, an Adverse Effect on Our Viewership, Revenue and Profitability
In response to perceived consumer demand, distributors of programming and program services are continuing to develop alternative offerings for consumers. These alternative packages of networks are generally smaller than the traditional cable package, and some allow the consumer to customize its package of networks to a certain extent. To the extent these alternative packages are widely accepted by consumers in lieu of traditional cable packages, we could experience a decline in subscribers to certain of our networks, which could lead to lower affiliate and advertising revenues.

Political and Economic Conditions in a Variety of Markets around the World Could Have an Adverse Effect on Our Businesses and Harm Our Financial Condition
Our businesses operate and have customers, partners and audiences worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Economic conditions in many different markets around the world therefore affect a number of aspects of our businesses worldwide, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment distribution, television licensing and sales of consumer products. Economic conditions in each market can also impact the businesses of our partners who purchase advertising on our networks by causing them to reduce their spending on advertising, and can impact our audience’s discretionary spending. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar has increased. Such fluctuations could have an adverse effect on our results of operations and net asset balances, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period.
In addition, our businesses are exposed to certain political and economic risks inherent in conducting a global business. These include, among others:

•
changes in the regulatory environment in the markets where we operate, including the imposition of new regulations or changed interpretations of existing regulations, particularly regarding repatriation of profits, taxation rules and procedures, tariffs or other trade barriers, currency exchange controls, permit requirements, restrictions on foreign ownership or investment, export and market access restrictions, exceptions and limitations on copyright and censorship;

•	potential for longer payment cycles;

•	issues related to the presence of corruption in certain markets and changes in anti-corruption laws and regulations;

•	increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets;

•	wars, acts of terrorism or other hostilities; and

•	other financial, political, economic or other uncertainties.
These political and economic risks could create instability in any of the markets where our businesses derive revenues, which could result in a reduction of revenue or loss of investment that adversely affects our businesses and harms our financial condition.
For example, voters in the UK approved the non-binding “Brexit” referendum in June 2016. In order to effect Brexit, a process of negotiation will determine the future terms of the UK’s relationship with the EU. Depending upon the terms of Brexit, if any, the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the UK from the EU may adversely affect business activity, political stability and economic and market conditions in the UK, the Eurozone, the EU and elsewhere and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound. In addition, Brexit could lead to additional political, legal and economic instability and uncertainty in the EU, including changes in the regulatory environment, which could impact our ability to use UK law under “country of origin” rules for programming in the EU, potential trade barriers between the UK and the EU and between the UK and other countries, and potential content production quota regulations. Given that a portion of our business is conducted in the EU, including the UK, any of these effects of Brexit, and others we cannot anticipate, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Changes in U.S. or Foreign Communications Laws, Laws Affecting Intellectual Property Rights or Other Regulations May Have an Adverse Effect on Our Business
Our program services and online, mobile and app properties are subject to a variety of laws and regulations, including those relating to intellectual property, content regulation, user privacy, data protection and consumer protection, among others. For example, there are various laws and regulations intended to protect the interests of children, including limits on the amount and content of advertising that may be shown during children’s programming and measures designed to protect the privacy of minors, which affect our Nickelodeon businesses in particular. In addition, the U.S. Congress, the FCC and certain foreign governments currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations or ownership of our media properties. For example, the FCC recently proposed regulations intended to increase competition in the cable set-top box market, which, if approved, could lead to government oversight of certain provisions of programming distribution agreements and disruption to the cable business model. Further, Congress has held hearings to consider significant changes in copyright law.
Our businesses are also impacted by the laws and regulations of the foreign jurisdictions in which we, or our partners, operate, including quotas, tax regimes, currency restrictions and data protection regimes.
Our businesses could be adversely affected by new laws and regulations, the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce legal rights and changes in existing laws (or changes in interpretation) by courts and regulators. We could incur substantial costs to comply with new laws and regulations or substantial penalties or other liabilities if we fail to comply. We could also be required to change or limit certain of our business practices, which could impact our ability to generate revenues.
Furthermore, laws in some non-U.S. jurisdictions differ in significant respects from those in the United States, and the enforcement of such laws can be inconsistent and unpredictable. This could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business.
We Could be Subject to Material Liabilities as a Result of Changes in Tax Laws, Regulations and Administrative Practices, Interpretations and Policies
We are subject to taxation in the U.S. and numerous international jurisdictions. Our tax rates are impacted by the tax laws, regulations and administrative practices, interpretations and policies in federal, state and local and international territories where our businesses operate, and may be subject to significant change. In addition, our tax returns are routinely audited and litigation or settlements may occur.  Such changes, audit settlements or litigation may result in the recognition of an additional charge to our income tax provision in the period and may adversely affect our effective income tax rate or cash payments and may therefore affect our operating results, cash flows and financial condition.
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in the Disclosure of Confidential Information, Disruption of Our Programming and Motion Picture Services, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses

Our online, mobile and app offerings, as well as our internal and certain partners’ systems, involve the storage and transmission of our and our users’ proprietary and personal information (including third-party and employee data), and we and our partners rely on various technology systems in connection with the production and distribution of our programming and motion pictures. Although we monitor our security measures regularly, they may be breached due to employee or partner error, computer malware or ransomware, viruses, hacking and phishing attacks, natural or other disasters, terrorist attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. Any such breach or unauthorized access could result in a loss of our, our partners’ or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure related to damages cause by these risks, the cost of remediation, and liability to third parties for harm caused by unauthorized access to their data, as well as potential liability related to regulatory, consumer or other actions, such as actions related to data collection and other data privacy concerns, each of which could potentially have an adverse effect on our business and operating results.
We Could Be Adversely Affected by Strikes and Other Union Activity
We and our business partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. Some of our collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. In addition, any labor disputes may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs.
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
Through National Amusements’ Voting Control of Viacom and CBS, Certain Directors and Stockholders May Face Actual or Potential Conflicts of Interest, and National Amusements is in a Position to Control Actions that Require, or May be Accomplished by, Stockholder Approval
National Amusements, directly and indirectly, is the controlling stockholder of both Viacom and CBS. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. Shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, (1) Shari Redstone, who is the non-executive Vice Chair of Viacom and the President and a director of National Amusements, will also become a trustee of the SMR Trust and (2) the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The trustees of the SMR Trust include Mr. Redstone and

David Andelman, a member of the boards of directors of National Amusements and CBS. Mr. Redstone serves as our Chairman Emeritus and as the Chairman Emeritus of CBS. Ms. Redstone, who is Mr. Redstone’s daughter, also serves as the non-executive Vice Chair of the Board of Directors of CBS.
The National Amusements ownership structure and the common directors among National Amusements, Viacom and CBS could create, or appear to create, potential conflicts of interest when the directors and controlling stockholder of the commonly controlled entities face decisions that could have different implications for each entity. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and CBS. Potential conflicts of interest, or the appearance thereof, could also arise when we and CBS enter into any commercial arrangements with each other, despite review by our directors not affiliated with CBS. Our certificate of incorporation and the CBS certificate of incorporation both contain provisions related to corporate opportunities that may be of interest to us and to CBS, and these provisions create the possibility that a corporate opportunity of one company may be used for the benefit of the other company.
In addition, National Amusement’s voting control of us allows it to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including the election and removal of directors and transactions involving a change in control. For so long as National Amusements retains voting control of us, our stockholders other than National Amusements will be unable to affect the outcome of any corporate actions. The interests of National Amusements may not be the same as the interests of our other stockholders, who must rely on our independent directors to represent their interests.
We, National Amusements and CBS, and our Respective Businesses, Are Attributable to Each Other for Certain Regulatory Purposes, Which May Limit Business Opportunities or Impose Additional Costs
So long as we, National Amusements and CBS are under common control, each company’s businesses, as well as the businesses of any other commonly controlled company, may be attributable to the other companies for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, certain rules under the Employee Retirement Income Security Act of 1974 and certain rules regarding political campaign contributions in the United States, among others. The businesses of each company may continue to be attributable to the other companies for FCC and other purposes even after the companies cease to be commonly controlled, if the companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of any of these other companies may have the effect of limiting the activities or strategic business alternatives available to us, including limitations to which we contractually agreed in connection with our separation from CBS, or may impose additional costs on us.
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

•
We have entered into a 12-year lease for approximately 210,000 square feet of office space at Columbia Square, 1575 North Gower Street, Los Angeles, California. Upon expected occupancy in December 2016, this facility will serve as the West Coast Headquarters for Viacom Media Networks and BET and will replace their current facilities in Santa Monica.

•
Viacom Media Networks’ Network Operations Center in Hauppauge, New York contains approximately 65,000 square feet of floor space on approximately nine acres of owned land. Its Global Business Services Center in Franklin, Tennessee contains approximately 23,000 square feet of office space under a lease that expires in 2017, and its Global Business Services Center in Budapest, Hungary contains approximately 40,500 square feet of office space under a lease that expires in 2020.

•
The Nickelodeon Animation Studio at 231 West Olive Avenue, Burbank, California contains approximately 72,000 square feet of studio and office space. We have entered into a lease for an office building on property located at 203 West Olive Avenue, directly adjacent to the existing Animation Studio, which will contain approximately 103,000 square feet of office space. Occupancy of the new building is expected in December 2016. The leases for the existing and new facilities are co-terminous, expiring in 2036.

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

•	CMT’s headquarters in Nashville, Tennessee occupies approximately 86,000 square feet of space for CMT’s executive, administrative and business offices and its studios, under leases expiring in 2020.

•
BET's headquarters at One BET Plaza in Washington, D.C. contains approximately 192,000 square feet of office and studio space, the majority of which is leased pursuant to ground leases that expire in 2024 (with renewal options for an additional 35 years), and the balance of which is owned.

•
Internationally, VIMN occupies approximately 140,000 square feet of space at its owned and leased Hawley Crescent facilities in London and leases approximately 84,000 square feet of space in Berlin through a lease expiring in 2017.

Filmed Entertainment

•
Paramount owns the Paramount Pictures Studio situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses. Paramount has embarked on a planned 25-year expansion and revitalization project for the studio.

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
Settlement of Various Litigations Involving National Amusements and the SMR Trust
Effective August 18, 2016, Viacom entered into an agreement (the “Settlement Agreement”) with National Amusements and NAI Entertainment Holdings LLC (together, “NAI”), various members of the Redstone family and related parties, the directors of the Company, and certain other parties. Pursuant to the Settlement Agreement, which was unanimously approved by our Board, among other matters, all claims among Viacom, NAI and the other parties to the Settlement Agreement that are the subject matter of the Settlement Agreement were dismissed and terminated.
Purported Class and Derivative Actions
Between June 17, 2016 and August 1, 2016, three substantially similar purported class action complaints were filed in the Delaware Chancery Court by purported Viacom stockholders, against Viacom, Viacom’s directors and NAI and were subsequently consolidated into one action. The action - brought on behalf of the class of all holders of Viacom Class B common stock except the named defendants and any person or entity affiliated with any of the defendants - alleges claims for breaches of fiduciary duty against the incumbent director defendants and NAI, and alleges that Viacom’s new directors aided and abetted these breaches. In addition to damages and attorneys’ fees, the action seeks such relief as the Court deems just and proper. All defendants, including Viacom and certain of its directors, have moved to dismiss the action.

On July 20, 2016, a purported derivative action was commenced in Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleges that Viacom’s directors breached their fiduciary duties to Viacom in connection with compensation paid to Mr. Redstone. These breaches, it is alleged, permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone. We intend to move to dismiss the action.
Item 4. Mine Safety Disclosures.
Not applicable.

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

	Sales Price
	Low	High
Class A common stock – Fiscal 2016
4th Quarter	$38.61	$50.40
3rd Quarter	$37.90	$50.81
2nd Quarter	$33.88	$50.55
1st Quarter	$41.30	$54.69
Class A common stock – Fiscal 2015
4th Quarter	$38.06	$65.55
3rd Quarter	$64.27	$72.72
2nd Quarter	$63.50	$76.29
1st Quarter	$66.11	$78.08
Class B common stock – Fiscal 2016
4th Quarter	$34.11	$46.69
3rd Quarter	$34.40	$46.29
2nd Quarter	$30.11	$47.47
1st Quarter	$39.01	$53.35
Class B common stock – Fiscal 2015
4th Quarter	$36.32	$65.47
3rd Quarter	$63.98	$73.52
2nd Quarter	$63.11	$76.29
1st Quarter	$65.86	$78.00

During fiscal 2016 and 2015, our Board of Directors declared the following cash dividends to stockholders of record on both our voting Class A common stock and non-voting Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
September 21, 2016	$0.200	September 26, 2016	October 3, 2016
May 18, 2016	$0.400	June 15, 2016	July 1, 2016
January 14, 2016	$0.400	March 13, 2016	April 1, 2016
November 11, 2015	$0.400	December 15, 2015	January 4, 2016

August 4, 2015	$0.400	September 15, 2015	October 1, 2015
May 20, 2015	$0.400	June 15, 2015	July 1, 2015
January 15, 2015	$0.330	March 13, 2015	April 1, 2015
November 12, 2014	$0.330	December 15, 2014	January 2, 2015
As of October 31, 2016, there were 1,397 record holders of our Class A common stock and 20,802 record holders of our Class B common stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A common stock and our Class B common stock with the cumulative total stockholder return of the companies listed in the Standard & Poor’s 500 Index and a peer group of companies comprised of The Walt Disney Company, Twenty-First Century Fox Inc. (News Corporation prior to June 2013), Time Warner Inc., CBS Corporation, Discovery Communications, Inc. and Scripps Networks Interactive Inc.
The performance graph assumes $100 invested on September 30, 2011 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended September 30, 2012, 2013, 2014, 2015 and 2016.
Total Cumulative Stockholder Return
For the Years Ended September 30, 2012, 2013, 2014, 2015 and 2016

	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16
Class A Common	$100	$115	$179	$167	$99	$99
Class B Common	$100	$141	$223	$208	$121	$111
S&P 500	$100	$127	$149	$174	$170	$192
Peer Group	$100	$166	$226	$265	$272	$282

Equity Compensation Plan Information
Information required by this item will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 6. Selected Financial Data.
The selected Consolidated Statement of Earnings data for the years ended September 30, 2016, 2015 and 2014 and the Consolidated Balance Sheet data as of September 30, 2016 and 2015 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings for the years ended September 30, 2013 and 2012 and the Consolidated Balance Sheet data as of September 30, 2014, 2013 and 2012 have been derived from audited financial statements not included herein.
CONSOLIDATED STATEMENT OF EARNINGS DATA

	Year Ended September 30,
(in millions, except per share amounts)	2016	2015	2014	2013	2012
Revenues	$12,488	$13,268	$13,783	$13,794	$13,887
Operating income	$2,526	$3,112	$4,082	$3,836	$3,901
Net earnings from continuing operations (Viacom and noncontrolling interests)	$1,471	$2,002	$2,464	$2,449	$2,385
Net earnings from continuing operations attributable to Viacom	$1,436	$1,922	$2,392	$2,407	$2,345
Net earnings from continuing operations per share attributable to Viacom:
Basic	$3.62	$4.78	$5.54	$4.95	$4.42
Diluted	$3.61	$4.73	$5.43	$4.86	$4.36
Weighted average number of common shares outstanding:
Basic	396.5	402.2	432.1	486.2	530.7
Diluted	398.0	406.0	440.2	494.8	537.5
Dividends declared per share of Class A and Class B common stock	$1.40	$1.46	$1.26	$1.15	$1.05

CONSOLIDATED BALANCE SHEET DATA

	September 30,
(in millions)	2016	2015	2014	2013	2012
Total assets	$22,508	$22,143	$22,985	$23,710	$22,210
Total debt	$11,913	$12,285	$12,699	$11,818	$8,112
Total Viacom stockholders’ equity	$4,277	$3,538	$3,719	$5,193	$7,448
Total equity	$4,330	$3,599	$3,747	$5,190	$7,439
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

Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview: The overview section provides a summary of Viacom and our reportable business segments and the principal factors affecting our results of operations.	34

•	Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the three years ended September 30, 2016. In addition, we provide a discussion of items affecting the comparability of our results of operations.	39

•	Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the three years ended September 30, 2016, and of our outstanding debt, commitments and contingencies existing as of September 30, 2016.	47

•	Market Risk: The market risk section discusses how we manage exposure to market and interest rate risks.	51

•	Critical Accounting Policies and Estimates: The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	51

•	Other Matters: The other matters section provides a discussion of related party transactions and agreements.	54

OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form content, applications (“apps”), games, consumer products, social media experiences and other entertainment content for audiences in more than 180 countries.
We operate through two reporting segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income. We define adjusted operating income for our segments as operating income, before equity-based compensation and certain other items identified as affecting comparability, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.
Media Networks
Our Media Networks segment, which includes brands such as Nickelodeon, Comedy Central, MTV, VH1, SPIKE, BET, CMT, TV Land, Nick at Nite, Nick Jr., Channel 5 (in the United Kingdom), Logo, Nicktoons, TeenNick and Paramount Channel, provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. Media Networks also operates branded experiences including channels on streaming services and social media platforms such as DIRECTV NOW and Snapchat Discover.
On October 31, 2016, we announced the establishment of our Global Entertainment Group as a new brand group to combine Viacom International Media Networks, our former Music & Entertainment Group, as well as TV Land and CMT (which had previously been part of our Kids & Family Group). We also announced that our former Kids & Family Group would be reestablished as the Nickelodeon Group.
We create, acquire and distribute programming and other content for our audiences across multiple platforms, which allows our audiences to engage and interact with our content in a variety of ways: through cable and satellite distribution; through over-the-top (“OTT”) services, such as subscription video-on-demand (“SVOD”); on connected televisions, PCs, tablets, smartphones and other connected devices; using apps, browsers and other interfaces; and through a variety of social media platforms.
Our Media Networks segment generates advertising, affiliate and ancillary revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Advertising Revenues
Advertising revenues are generated from the sale of advertising and from marketing services. Demand and pricing for our advertising depend on the attractiveness of our offerings to advertisers, viewership, and overall market conditions. We also drive additional demand through: integrated sales of multi-platform advertising and marketing opportunities; our integrated marketing services, which provide unique branded entertainment and custom sponsorship opportunities to our advertisers; and our continued investment in proprietary data platforms and advanced analytics, such as Viacom Vantage and Viacom Echo, that enable our customers to better target and measure the impact of their advertising. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions, and may fluctuate depending on the success and availability of our programming, as measured by viewership, at any given time. Measured viewership may vary due to the success and availability of our programming, the timing of availability of new episodes of popular programming, and the performance of competing programs and other entertainment alternatives for viewers, as well as variations related to the methods used by third parties to measure viewership. Advertising revenues may also fluctuate due to seasonal variations, the timing of holidays and significant programming events such as awards shows and premieres. Typically, advertising revenues are highest in the first and fourth quarters of our fiscal year.
Affiliate Revenues
Affiliate revenues are generated through affiliate fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators, Internet distributors, mobile networks and SVOD and other OTT services. Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases. The amount of the fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Under SVOD and other OTT agreements, we make multiple programs available for distribution on one or more dates. Our revenue under these OTT agreements is recognized upon the availability of the programs licensed and therefore revenue will fluctuate depending on the timing of when programming is made available throughout the license period.
Ancillary Revenues
Ancillary revenues are principally derived from (i) consumer products, which includes licensing our brands and intellectual property, creation and publishing of interactive games across various platforms (including mobile, PC and console), and recreation experiences, (ii) viewing of our programming through download-to-own and download-to-rent services and the sale of DVDs and Blu-Ray discs and (iii) television syndication. Our ancillary revenues vary based on consumer spending, the popularity of our programming, volume of content available during a particular period and acceptance of our or our partners’ products.
Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization.
Operating expenses are comprised of costs related to original and acquired programming, including programming amortization, expenses associated with the distribution of home entertainment products and consumer products licensing, participations and residuals, integrated marketing expenses and other costs of sales. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.
Filmed Entertainment
Our Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Animation, Nickelodeon Movies, MTV Films and Paramount Television brands. Paramount Television develops, finances and produces programming for television and other platforms.
Paramount distributes motion pictures theatrically and through download-to-own, DVDs and Blu-ray discs, transactional video-on-demand (“TVOD”), SVOD, pay, basic cable and free television and other platforms and devices in the United States (“U.S.”) and internationally for itself and for third parties.
Our Filmed Entertainment segment generates theatrical, home entertainment, licensing and ancillary revenues.

Theatrical Revenues
Theatrical revenues are generated worldwide from the theatrical release and distribution of motion pictures. Paramount releases films theatrically in domestic and international markets and generates revenues from audience ticket sales. Each motion picture

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which audience response, domestically and internationally, is of fundamental importance. Theatrical revenues may be also affected by the number, timing and mix of competitive releases in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a motion picture is a significant factor in determining the revenues it is likely to generate in home entertainment markets and licensing arrangements for television and other platforms. Revenues from motion picture theatrical releases tend to be cyclical with increases around the holidays that fall during the first quarter of our fiscal year, and in the summer months during our fourth quarter.

Home Entertainment Revenues
Home entertainment revenues are derived from the worldwide sales and distribution of DVDs and Blu-ray discs relating to the motion pictures released theatrically by Paramount or other Viacom brands such as Nickelodeon, MTV, Comedy Central and BET, as well as certain acquired films and content distributed on behalf of third parties such as CBS. Home entertainment revenues are also derived from the viewing of our films through TVOD and download-to-own services around the world, for a fee and/or on a revenue sharing basis. Our home entertainment revenues may be affected by the number, timing and mix of releases in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including trends in discretionary spending. The mix of our revenues from home entertainment activities continues to shift away from physical products toward consumption through various platforms and apps.

Licensing Revenues
Licensing revenues are revenues from films and television programs produced, acquired and distributed by Paramount that are licensed around the world on a territory by territory basis, for a fee or on a revenue sharing basis, to SVOD, pay and basic cable television, free television and free video-on-demand services. Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee and will fluctuate depending on the number and mix of available titles in any given territory.

Ancillary Revenues
Ancillary revenues are generated by providing production and facilities services to third parties, primarily at Paramount’s studio lot. Paramount also generates ancillary revenues by licensing its brands for consumer products, themed restaurants, hotels and resorts, live stage plays, film clips and theme parks.
Filmed Entertainment segment expenses consist of operating expenses, SG&A expenses and depreciation and amortization.
Operating expenses principally include the amortization of costs of our released feature films and television programming (including participations and residuals), print and advertising expenses and other distribution costs. We incur marketing costs before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows. Such costs are incurred to generate public interest in our films and are expensed as incurred; therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition and profitability may not be realized until well after a film’s theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows. SG&A expenses include employee compensation, facility and occupancy costs, professional service fees and other overhead costs. Depreciation and amortization expense principally consists of depreciation of fixed assets.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

RESULTS OF OPERATIONS
Our summary consolidated results of operations are presented below for the years ended September 30, 2016, 2015 and 2014.

				2016 vs. 2015		2015 vs. 2014
	Year Ended September 30,			Better/(Worse)		Better/(Worse)
(in millions, except per share amounts)	2016	2015	2014	$	%	$	%
GAAP
Revenues	$12,488	$13,268	$13,783	$(780)	(6)%	$(515)	(4)%
Operating income	2,526	3,112	4,082	(586)	(19)	(970)	(24)
Net earnings from continuing operations attributable to Viacom	1,436	1,922	2,392	(486)	(25)	(470)	(20)
Diluted EPS from continuing operations	3.61	4.73	5.43	(1.12)	(24)	(0.70)	(13)

Non-GAAP*
Adjusted operating income	$2,732	$3,920	$4,125	$(1,188)	(30)%	$(205)	(5)%
Adjusted net earnings from continuing operations attributable to Viacom	1,465	2,210	2,376	(745)	(34)	(166)	(7)
Adjusted diluted EPS from continuing operations	3.68	5.44	5.40	(1.76)	(32)	0.04	1

* See “Factors Affecting Comparability” section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
Factors Affecting Comparability
The Consolidated Financial Statements reflect our results of operations, financial position and cash flows reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use consolidated adjusted operating income, adjusted earnings from continuing operations before provision for income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before provision for income taxes, provision for income taxes, net earnings from continuing operations attributable to Viacom and diluted EPS from continuing operations as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the three years ended September 30, 2016.  The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2016

	Year Ended September 30, 2016
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$2,526	$1,990	$519	$1,436	$3.61
Factors Affecting Comparability:
Restructuring	206	206	75	131	0.33
Discrete tax benefit	—	—	102	(102)	(0.26)
Adjusted results (Non-GAAP)	$2,732	$2,196	$696	$1,465	$3.68

Restructuring charge: We recognized a pre-tax restructuring charge of $206 million in connection with the separation of certain senior executives. The restructuring charge includes the cost of separation payments of $138 million and the acceleration of equity-based compensation expense of $68 million. See Note 14 of the Consolidated Financial Statements for additional information.
Discrete tax benefit: The net discrete tax benefit is principally related to a tax accounting method change granted by the Internal Revenue Service, the release of tax reserves with respect to certain effectively settled tax positions and the recognition of capital loss carryforwards, partially offset by a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
2015

	Year Ended September 30, 2015
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$3,112	$2,503	$501	$1,922	$4.73
Factors Affecting Comparability:
Restructuring and programming charges	784	784	264	520	1.28
Loss on pension settlement	24	24	9	15	0.04
Loss on extinguishment of debt	—	18	7	11	0.03
Discrete tax benefit	—	—	258	(258)	(0.64)
Adjusted results (Non-GAAP)	$3,920	$3,329	$1,039	$2,210	$5.44

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
Discrete tax benefit: During 2015, we reorganized certain non-U.S. subsidiaries in order to facilitate a more efficient movement of non-U.S. cash and to support the expansion of key areas for growth internationally. The net discrete tax benefit was principally related to excess foreign tax credits attributable to a taxable repatriation of non-U.S. earnings from reorganized entities and the release of tax reserves with respect to certain effectively settled tax positions.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2014

	Year Ended September 30, 2014
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$4,082	$3,514	$1,050	$2,392	$5.43
Factors Affecting Comparability:
Asset impairment	43	43	17	26	0.06
Loss on extinguishment of debt	—	11	4	7	0.02
Discrete tax benefit	—	—	49	(49)	(0.11)
Adjusted results (Non-GAAP)	$4,125	$3,568	$1,120	$2,376	$5.40

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
Discrete tax benefit: The net discrete tax benefit was principally related to the reversal of deferred taxes on earnings deemed permanently reinvested and the recognition of capital loss carryforwards.
YEAR ENDED SEPTEMBER 30, 2016 vs. 2015
Consolidated Results of Operations
Revenues
Worldwide revenues decreased $780 million, or 6%, to $12.488 billion in the year ended September 30, 2016. Media Networks revenues decreased $548 million, or 5%, principally reflecting lower affiliate and advertising revenues. Filmed Entertainment revenues decreased $221 million, or 8%, principally driven by lower theatrical revenues.
Expenses
Total expenses decreased $194 million, or 2%, to $9.962 billion in the year ended September 30, 2016. The decrease in expenses results from a comparison with the $784 million of restructuring and programming charges and $24 million loss on pension settlement in the prior year, partially offset by higher segment expenses and a restructuring charge of $206 million in the current year. Filmed Entertainment expenses increased $335 million, or 12%, driven by higher operating expenses. Media Networks expenses increased $111 million, or 2%, principally driven by SG&A expenses.
Operating
Operating expenses decreased $184 million, or 3%, to $6.684 billion in the year ended September 30, 2016. The decrease in operating expenses results from a comparison with the $578 million programming charge in the prior year, partially offset by higher Filmed Entertainment operating expenses.
Selling, General and Administrative
SG&A expenses decreased $9 million to $2.851 billion in the year ended September 30, 2016. The decrease in SG&A expenses reflects a decline in Filmed Entertainment SG&A expenses of $50 million, or 14%, and a comparison with the $24 million loss on pension settlement in the prior year, partially offset by an increase of Media Networks SG&A expenses of $91 million, or 4%.
Operating Income
Operating income decreased $586 million, or 19% to $2.526 billion in the year ended September 30, 2016, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $1.188 billion, or 30%, to $2.732 billion in the year ended September 30, 2016. Media Networks adjusted operating income decreased $659 million, or 16%, to $3.484 billion, primarily reflecting revenue declines and increased

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

expenses. Filmed Entertainment adjusted operating results decreased $556 million, reflecting the underperformance of current year films and an impairment charge related to the expected performance of an unreleased film. In addition, corporate expenses decreased $22 million, or 9%, principally due to lower employee-related costs partially offset by expenses resulting from corporate governance matters.
Income Taxes
Our effective income tax rate was 26.1% in the year ended September 30, 2016. The net discrete tax benefit of $102 million, taken together with the tax impact of restructuring, reduced the effective income tax rate by 5.6 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 31.7% in 2016.

Our effective income tax rate was 20.0% in the year ended September 30, 2015. The net discrete tax benefit of $258 million, taken together with the other factors affecting comparability discussed above, reduced the effective income tax rate by 11.2 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 31.2% in 2015.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $486 million, or 25%, to $1.436 billion in the year ended September 30, 2016, principally due to the decline in tax-effected operating income described above, partially offset by lower interest expense, foreign exchange losses and net earnings attributable to noncontrolling interests. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom decreased $745 million, or 34%, to $1.465 billion in the year ended September 30, 2016.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations decreased $1.12 per diluted share to $3.61 in the year ended September 30, 2016, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations decreased $1.76 per diluted share to $3.68. Foreign exchange had an unfavorable $0.05 impact on diluted and adjusted diluted EPS from continuing operations.
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
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2016	2015	$	%
Revenues by Component
Advertising	$4,809	$5,007	$(198)	(4)%
Affiliate	4,556	4,908	(352)	(7)
Ancillary	577	575	2	—
Total revenues by component	$9,942	$10,490	$(548)	(5)%
Expenses
Operating	$4,063	$4,047	$(16)	—%
Selling, general and administrative	2,229	2,138	(91)	(4)
Depreciation and amortization	166	162	(4)	(2)
Total expenses	$6,458	$6,347	$(111)	(2)%
Adjusted Operating Income	$3,484	$4,143	$(659)	(16)%

Revenues
Worldwide revenues decreased $548 million, or 5%, to $9.942 billion in the year ended September 30, 2016, driven primarily by lower affiliate and advertising revenues. Domestic revenues were $8.039 billion, a decrease of $596 million, or 7%. International revenues were $1.903 billion, an increase of $48 million, or 3%. Foreign exchange had a 7-percentage point unfavorable impact on international revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Advertising
Worldwide advertising revenues decreased $198 million, or 4%, to $4.809 billion in the year ended September 30, 2016. Domestic advertising revenues decreased 5%. While pricing increased, softer ratings and reduced unit loads at certain of our networks contributed to lower audience delivery, reducing impressions and associated revenue. International advertising revenues were substantially flat. Excluding foreign exchange, which had a 9-percentage point unfavorable impact, international advertising revenues increased 9%, driven by growth in Europe.
Affiliate
Worldwide affiliate revenues decreased $352 million, or 7%, to $4.556 billion in the year ended September 30, 2016. Domestic affiliate revenues decreased 9%, principally reflecting a difficult comparison to the prior year which included higher revenues from SVOD and other OTT arrangements. Excluding the impact from the timing of product available under SVOD and other OTT arrangements, domestic affiliate revenues declined in the low-single digits, due to a modest decline in subscribers and the impact of rate equalization due to the consolidation of certain distributor agreements, partially offset by rate increases across the remaining subscriber base. International revenues increased 3%. Excluding the impact of foreign exchange, which had a 7-percentage point unfavorable impact, international affiliate revenues increased 10%, driven by new channel launches, increased subscribers, rate increases and the completion of certain SVOD and other OTT arrangements.
Ancillary
Worldwide ancillary revenues increased $2 million to $577 million in the year ended September 30, 2016. Domestic ancillary revenues decreased 6%, principally reflecting lower television syndication revenue. International ancillary revenues increased 9%. Excluding the impact of foreign exchange, which had a 5-percentage point unfavorable impact, international ancillary revenues increased 14%, driven by increased licensing revenue.
Expenses
Media Networks segment expenses increased $111 million, or 2%, to $6.458 billion in the year ended September 30, 2016.
Operating
Operating expenses increased $16 million to $4.063 billion in the year ended September 30, 2016. Programming costs increased $72 million, or 2%. Programming costs increased primarily reflecting 4-percentage points from our continuing investment in original content, partially offset by the net benefit attributable to abandoned or impaired programming. Distribution and other expenses decreased $56 million, or 11%, primarily driven by lower participation and residuals costs on SVOD arrangements.
Selling, General and Administrative
SG&A expenses increased $91 million, or 4%, to $2.229 billion in the year ended September 30, 2016, principally driven by higher costs for advertising and promotion, severance and data research, partially offset by 3-percentage points of benefit from our 2015 restructuring.
Adjusted Operating Income
Adjusted operating income decreased $659 million, or 16%, to $3.484 billion in the year ended September 30, 2016, reflecting the operating results discussed above.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2016	2015	$	%
Revenues by Component
Theatrical	$605	$841	$(236)	(28)%
Home entertainment	783	871	(88)	(10)
Licensing	1,100	980	120	12
Ancillary	174	191	(17)	(9)
Total revenues by component	$2,662	$2,883	$(221)	(8)%
Expenses
Operating	$2,738	$2,350	$(388)	(17)%
Selling, general and administrative	319	369	50	14
Depreciation and amortization	50	53	3	6
Total expenses	$3,107	$2,772	$(335)	(12)%
Adjusted Operating Income/(Loss)	$(445)	$111	$(556)	NM

NM - Not Meaningful
Revenues
Worldwide revenues decreased $221 million, or 8%, to $2.662 billion in the year ended September 30, 2016, principally driven by lower theatrical revenues. Domestic revenues were $1.361 billion, a decrease of $13 million, or 1%. International revenues were $1.301 billion, a decrease of $208 million, or 14%, with foreign exchange having a 3-percentage point unfavorable impact on international revenues.
Theatrical
Worldwide theatrical revenues decreased $236 million, or 28%, to $605 million in the year ended September 30, 2016. Revenues from our current year releases decreased $189 million principally due to the comparison with the performance of Mission: Impossible - Rogue Nation in the prior year. Significant current year releases included Star Trek Beyond, Daddy’s Home, Teenage Mutant Ninja Turtles: Out of the Shadows, The Big Short and 10 Cloverfield Lane, compared with Mission: Impossible - Rogue Nation, Terminator: Genisys, The SpongeBob Movie: Sponge Out of Water and Interstellar in the prior year. Carryover revenues decreased $47 million principally reflecting revenues in the prior year from Teenage Mutant Ninja Turtles. Domestic and international theatrical revenues decreased 13% and 41%, respectively. Foreign exchange had a 3-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $88 million, or 10%, to $783 million in the year ended September 30, 2016, principally reflecting lower revenues associated with third-party distribution and catalog titles. Domestic home entertainment revenues remained substantially flat and international home entertainment revenues decreased 24%. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Licensing revenues increased $120 million, or 12%, to $1.100 billion in the year ended September 30, 2016, primarily driven by SVOD licensing fees. Domestic and international licensing revenues increased 11% and 13%, respectively.
Ancillary
Ancillary revenues decreased $17 million, or 9%, to $174 million in the year ended September 30, 2016. Domestic ancillary revenues remained flat, while international ancillary revenues decreased 30% principally due to lower merchandising revenues from Transformers: Age of Extinction.
Expenses
Filmed Entertainment segment expenses increased $335 million, or 12%, to $3.107 billion in the year ended September 30, 2016.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Operating
Operating expenses increased $388 million, or 17%, to $2.738 billion in the year ended September 30, 2016. Distribution and other costs, principally print and advertising expenses, increased $225 million, or 24%, primarily driven by higher marketing costs for our current year film slate. Film costs increased $163 million, or 11%, including a $115 million impairment charge related to the expected performance of an unreleased film and higher television production costs.
Selling, General and Administrative
SG&A expenses decreased $50 million, or 14%, to $319 million in the year ended September 30, 2016, principally driven by lower employee costs, including 8-percentage points of benefit from our 2015 restructuring and other discretionary cost decreases.
Adjusted Operating Income/(Loss)
Adjusted operating loss was $445 million in the year ended September 30, 2016, compared with adjusted operating income of $111 million in 2015. The decline in results reflects the underperformance of current year films, such as Teenage Mutant Ninja Turtles: Out of the Shadows and Zoolander 2, as well as the impairment charge discussed above. We expect to generate an adjusted operating loss in the Filmed Entertainment segment for the quarter ended December 31, 2016, principally reflecting print and advertising expenses associated with our upcoming fiscal 2017 theatrical releases.
YEAR ENDED SEPTEMBER 30, 2015 vs. 2014
Consolidated Results of Operations
Revenues
Worldwide revenues decreased $515 million, or 4%, to $13.268 billion in the year ended September 30, 2015. Excluding an unfavorable 2% impact of foreign exchange, revenues declined 2%. Media Networks revenues increased $319 million, or 3%, principally reflecting higher affiliate and advertising revenues. Filmed Entertainment revenues decreased $842 million, or 23%, due to lower revenues across the distribution windows. Excluding an unfavorable 2% and 4% impact of foreign exchange, Media Networks revenues increased 5% and Filmed Entertainment revenues declined 19%, respectively.
Expenses
Total expenses increased $455 million, or 5%, to $10.156 billion in the year ended September 30, 2015, primarily due to $784 million of restructuring and programming charges and a $24 million loss on pension settlement, partially offset by lower total segment expenses and a $43 million asset impairment charge in the prior year. Filmed Entertainment expenses decreased $748 million, or 21%, driven by lower operating expenses, while Media Networks expenses increased $447 million, or 8%, reflecting higher operating expenses.
Operating
Operating expenses increased $326 million, or 5%, to $6.868 billion in the year ended September 30, 2015. Consolidated operating expenses included a programming charge of $578 million, as described in more detail in the “Factors Affecting Comparability” section. Operating expenses increased $425 million, or 12%, at Media Networks, and decreased $681 million, or 22%, at Filmed Entertainment.
Selling, General and Administrative
SG&A expenses decreased $39 million, or 1%, to $2.860 billion in the year ended September 30, 2015. Filmed Entertainment SG&A expenses decreased $56 million, or 13%, and Media Networks SG&A expenses increased $8 million. Consolidated SG&A expenses in 2015 included a $24 million loss on pension settlement, as described in more detail in the “Factors Affecting Comparability” section. In addition, equity compensation declined $21 million.
Operating Income
Operating income decreased $970 million, or 24%, to $3.112 billion in the year ended September 30, 2015, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $205 million, or 5%, to $3.920 billion in the year ended September 30, 2015. Media Networks adjusted operating income decreased $128 million, or 3%, as higher revenues were more than offset by an increase in programming and marketing expenses. Filmed Entertainment adjusted operating income decreased $94 million, or 46%, reflecting lower contribution from films in release across the distribution windows.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Income Taxes
Our effective income tax rate was 20.0% in the year ended September 30, 2015. The net discrete tax benefit of $258 million, taken together with the other factors affecting comparability discussed above, as applicable, reduced the effective income tax rate by 11.2 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 31.2% in 2015.

Our effective income tax rate was 29.9% in the year ended September 30, 2014. The net discrete tax benefit of $49 million, taken together with the other factors affecting comparability discussed above, as applicable, reduced the effective income tax rate by 1.5 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 31.4% in 2014.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $470 million, or 20%, to $1.922 billion in the year ended September 30, 2015, principally due to the decline in tax-effected adjusted operating income described above, an increase in interest expense, reflecting higher levels of debt outstanding, and foreign currency exchange losses, partially offset by higher income from equity in net earnings of investee companies. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom decreased $166 million, or 7%, to $2.210 billion in the year ended September 30, 2015.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations decreased $0.70 per diluted share to $4.73 in the year ended September 30, 2015, reflecting lower net earnings partially offset by the impact of fewer outstanding shares. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.04 per diluted share to $5.44, reflecting the impact of fewer outstanding shares, partially offset by lower adjusted net earnings. Foreign exchange had an unfavorable $0.14 impact on diluted and adjusted diluted EPS from continuing operations.
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
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2015	2014	$	%
Revenues by Component
Advertising	$5,007	$4,953	$54	1%
Affiliate	4,908	4,660	248	5
Ancillary	575	558	17	3
Total revenues by component	$10,490	$10,171	$319	3%
Expenses
Operating	$4,047	$3,622	$(425)	(12)%
Selling, general and administrative	2,138	2,130	(8)	—
Depreciation and amortization	162	148	(14)	(9)
Total expenses	$6,347	$5,900	$(447)	(8)%
Adjusted Operating Income	$4,143	$4,271	$(128)	(3)%

Revenues
Worldwide revenues increased $319 million, or 3%, to $10.490 billion in the year ended September 30, 2015, driven primarily by higher affiliate and advertising revenues. Excluding an unfavorable 2% impact of foreign exchange, worldwide revenues increased 5%. Domestic revenues were $8.635 billion, an increase of $10 million. International revenues were $1.855 billion, an increase of $309 million, or 20%, primarily due to the acquisition of Channel 5 Broadcasting Limited (“Channel 5”), partially offset by foreign exchange, which had a 10-percentage point unfavorable impact on international revenues.

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
Affiliate
Worldwide affiliate revenues increased $248 million, or 5%, to $4.908 billion in the year ended September 30, 2015. Domestic affiliate revenues increased 8%, driven by rate increases as well as the benefit of timing of SVOD and other OTT distribution agreements. Excluding the impact from the timing of product available under SVOD and other OTT agreements, domestic affiliate revenues grew in the mid-single digits. International revenues decreased 7%, principally due to foreign exchange, which had an 11-percentage point unfavorable impact, partially offset by an increase in revenues driven by the launch of new channels and new distribution agreements.
Ancillary
Worldwide ancillary revenues increased $17 million, or 3%, to $575 million in the year ended September 30, 2015. Domestic ancillary revenues increased 6%, principally reflecting increased licensing revenue. International ancillary revenues decreased 1%, principally due to foreign exchange, which had a 6-percentage point unfavorable impact, partially offset by an increase in revenues driven by the acquisition of Channel 5.
Expenses
Media Networks segment expenses increased $447 million, or 8%, to $6.347 billion in the year ended September 30, 2015, driven by higher operating expenses.
Operating
Operating expenses increased $425 million, or 12%, to $4.047 billion in the year ended September 30, 2015. Programming costs increased $372 million, or 12%, driven by the acquisition of Channel 5 and our continuing investment in original programming. Programming costs also include 3-percentage points of benefit attributable to programming abandoned or impaired in the second fiscal quarter, as previously described in the “Factors Affecting Comparability” section. Distribution and other expenses increased $53 million, or 12%, primarily driven by Channel 5 distribution costs.

Selling, General and Administrative
SG&A expenses were substantially flat at $2.138 billion in the year ended September 30, 2015. Higher advertising and promotional expenses related to marketing original programming was offset by lower employee costs, including 2-percentage points of benefit from restructuring activities, as well as lower incentive compensation.

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
(continued)

Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2015	2014	$	%
Revenues by Component
Theatrical	$841	$1,209	$(368)	(30)%
Home entertainment	871	1,164	(293)	(25)
Licensing	980	1,115	(135)	(12)
Ancillary	191	237	(46)	(19)
Total revenues by component	$2,883	$3,725	$(842)	(23)%
Expenses
Operating	$2,350	$3,031	$681	22%
Selling, general and administrative	369	425	56	13
Depreciation and amortization	53	64	11	17
Total expenses	$2,772	$3,520	$748	21%
Adjusted Operating Income	$111	$205	$(94)	(46)%

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
Theatrical
Worldwide theatrical revenues decreased $368 million, or 30%, to $841 million in the year ended September 30, 2015. Revenues from our current year releases were lower by $422 million due to the mix of releases, partially offset by higher carryover revenues of $54 million from prior year releases, principally from Teenage Mutant Ninja Turtles. Significant current year releases included Mission: Impossible - Rogue Nation, Terminator: Genisys, The SpongeBob Movie: Sponge Out of Water, Interstellar and Selma, while the prior year included Transformers: Age of Extinction, Teenage Mutant Ninja Turtles and Noah. Domestic theatrical revenues decreased 26% and international revenues decreased 34%. Foreign exchange had a 10-percentage point unfavorable impact on international theatrical revenues.
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
Licensing
Licensing revenues decreased $135 million, or 12%, to $980 million in the year ended September 30, 2015, primarily driven by the mix of available titles. Domestic and international licensing revenues decreased 19% and 8%, respectively. Foreign exchange had a 5-percentage point unfavorable impact on international licensing revenues.
Ancillary
Ancillary revenues decreased $46 million, or 19%, to $191 million in the year ended September 30, 2015, primarily driven by a benefit from the sale of certain distribution rights in the prior year. Domestic and international ancillary revenues decreased 19% and 21%, respectively.
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
Selling, General and Administrative
SG&A expenses decreased $56 million, or 13%, to $369 million in the year ended September 30, 2015, principally driven by lower employee costs, including lower incentive compensation and 3-percentage points of benefit from restructuring activities, as previously described in the “Factors Affecting Comparability” section.

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our primary source of liquidity is cash provided through the operations of our businesses. We have access to external financing sources such as our $2.5 billion five-year revolving credit facility and the capital markets. Our principal uses of cash from operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for the repayment of debt, quarterly cash dividends, capital expenditures and acquisitions of businesses, as well as discretionary share repurchases under our stock repurchase program, as deemed appropriate.
The Media Networks segment consistently generates a significant percentage of our cash flow from operating activities. Advertising is generally purchased by large media buying agencies and our affiliate revenues are earned from cable and satellite television operators and other distributors. The Filmed Entertainment segment’s operational results and ability to generate cash flow from operations substantially depend on the number and timing of films and television series in development and production, the level and timing of print and advertising costs and the public’s response to our theatrical film and home entertainment releases. In general, our segments require relatively low levels of capital expenditures in relation to our annual cash flow from operations. This contributes to our ability to generate cash flow for future investment in our content and business operations, which we expect to be able to maintain over time.
We use commercial paper borrowings, backstopped by our credit facility, and the credit facility to fund short-term domestic liquidity needs principally driven by the timing of our domestic operating cash flows. Our cash and cash equivalents totaled $379 million as of September 30, 2016, of which $265 million was held by our foreign subsidiaries and is substantially all deemed permanently reinvested in our foreign operations. While we currently do not intend or foresee a need for repatriating funds held in our foreign subsidiaries, should we require additional capital in the U.S., we could elect to repatriate these funds or access external financing. Repatriating funds could result in a higher effective tax rate and cash taxes paid.
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

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

agencies, and there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.
Cash Flows
The net change in cash and cash equivalents for each of the years ended September 30, 2016, 2015 and 2014 is detailed below:

Cash Flows (in millions)	Year Ended September 30,
	2016	2015	2014
Cash provided by operations	$1,371	$2,313	$2,597
Net cash flow used in investing activities	(299)	(257)	(855)
Net cash flow used in financing activities	(1,173)	(2,477)	(3,100)
Effect of exchange rate changes on cash and cash equivalents	(26)	(73)	(45)
Net change in cash and cash equivalents	$(127)	$(494)	$(1,403)

Operating Activities
Cash provided by operations was $1.371 billion in 2016, a decrease of $942 million compared with 2015, reflecting the impact from lower net earnings, higher film and television production spending and unfavorable working capital requirements.
Cash provided by operations was $2.313 billion in 2015, a decrease of $284 million compared with 2014. The decrease primarily reflects an increase in programming spending, partially offset by lower income tax payments.
See Note 17 of the Consolidated Financial Statements for more information regarding income tax payments.
Investing Activities
Cash used in investing activities was $299 million in 2016, principally reflecting capital expenditures and contributions made into grantor trusts in connection with the separation of certain senior executives. See Note 14 of the Consolidated Financial Statements for additional information.
Cash used in investing activities was $257 million in 2015, principally reflecting capital expenditures and our investment in Prism TV Private Limited.
Cash used in investing activities was $855 million in 2014, principally reflecting the purchase price for the acquisition of Channel 5 and capital expenditures.
Financing Activities
Cash used in financing activities was $1.173 billion in 2016, primarily driven by dividend payments of $635 million, debt repayments of $368 million and the settlement of share repurchases totaling $100 million.
Cash used in financing activities was $2.477 billion in 2015, driven by the settlement of share repurchases totaling $1.548 billion, dividend payments of $564 million and net payments of $410 million from debt transactions. Proceeds of $990 million from the issuance of senior notes and debentures with an aggregate face value of $1.0 billion were more than offset by debt repayments of $1.400 billion.
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
In September 2016, we decreased our quarterly dividend to $0.20 per share of Class A and Class B common stock from $0.40 per share, beginning with the dividend paid on October 3, 2016.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Capital Resources
Capital Structure and Debt
Our debt outstanding as of September 30, 2016 and 2015 is as follows:

Debt (in millions)	September 30,
	2016	2015
Senior notes and debentures	$11,793	$12,142
Capital leases and other obligations	120	143
Total debt	$11,913	$12,285

Senior Notes and Debentures
In the third quarter of fiscal 2016, we repaid the $368 million aggregate principal amount of our 6.250% Senior Notes due April 2016.
Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control.
At September 30, 2016 and 2015, the total unamortized discount and issuance fees and expenses related to the fixed rate senior notes and debentures was $459 million and $478 million, respectively.
On October 4, 2016, we issued a total of $1.3 billion of senior notes as follows:

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”); and

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”).

The interest rate payable on the Senior Notes will be subject to adjustment from time to time if Moody’s Investors Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on the Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades.
The proceeds, net of the discount and other issuance fees and expenses, from the issuance of the Senior Notes were $1.285 billion. We intend to use the net proceeds for the repayment of outstanding senior notes, as detailed below, and borrowings under our commercial paper program, and, to the extent that any proceeds remain, for general corporate purposes.
In October 2016, we delivered notices of redemption to redeem all $400 million of our outstanding 2.500% senior notes due December 2016 and all $500 million of our outstanding 3.500% senior notes due April 2017. The redemption is expected to take place on November 14, 2016.
Credit Facility: At September 30, 2016 and 2015, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The average credit facility amount outstanding for the twelve months ending September 30, 2016 was $261 million, which had a weighted average interest rate of 1.30%. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 1.25% to 2.25% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2016.
Commercial Paper: At September 30, 2016 and 2015, there was no commercial paper outstanding. The average commercial paper outstanding for the twelve months ending September 30, 2016 was $1.3 billion, which had a weighted average interest rate of 0.96%.
Stock Repurchase Program: During 2016, we repurchased 2.1 million shares of Class B common stock for an aggregate price of $100 million, leaving $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program. During 2015 and 2014, we repurchased 21.1 million and 40.7 million shares under the program for an aggregate price of $1.5 billion and $3.4 billion, respectively.

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
Guarantees: In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification agreement. See Note 11 of the Consolidated Financial Statements for additional information.
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
Legal Matters: See Note 11 of the Consolidated Financial Statements for information regarding legal matters.
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
Contractual Obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2016, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$1,550	$717	$677	$135	$21
Operating leases (2)	1,768	228	303	275	962
Purchase obligations (3)	1,211	532	383	233	63
On-Balance Sheet Arrangements
Capital lease obligations (4)	$80	$21	$43	$15	$1
Debt	12,252	900	1,950	900	8,502
Interest payments	8,360	553	1,002	869	5,936
Other long-term obligations (5)	2,162	1,493	580	89	—

(1)	Programming and talent commitments include $1.191 billion relating to media networks programming and $359 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.

Note: The table above does not include $1.3 billion principal amount of payments with respect to the Senior Notes issued on October 4, 2016. Interest payments for the Senior Notes total approximately $360 million through maturity.
The table above does not include payments which may result from our defined benefit pension plans of $504 million, unrecognized tax benefits of $201 million, including interest and penalties, interest payments to be made under our credit facility and for commercial paper outstanding, $211 million of redeemable noncontrolling interest and lease indemnification obligations of approximately $230 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.

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
We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Singapore Dollar and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.
At September 30, 2016 and 2015, the notional value of all foreign exchange contracts was $1.149 billion and $1.040 billion, respectively. In 2016, $874 million related to our foreign currency balances and $275 million related to future production costs. In 2015, $769 million related to our foreign currency balances and $271 million related to future production costs.
Interest Rate Risk
A portion of our interest expense is exposed to movements in short-term rates. A 1% change to the weighted average interest rate on commercial paper and credit facility amounts outstanding in 2016 would increase or decrease interest expense by approximately $16 million. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rates hedges outstanding at September 30, 2016 and 2015.
Viacom has issued senior notes and debentures that, at September 30, 2016, had an outstanding balance of $11.8 billion and an estimated fair value of $12.8 billion. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the senior notes and debentures by approximately $962 million and $1.133 billion, respectively.
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
Our critical accounting policies are those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results. Our critical accounting policies include our accounting for film and television production costs, acquired programming rights, revenue recognition, income taxes and goodwill and other intangible assets. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies see Note 2 of the Consolidated Financial Statements.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Film and Television Production Costs
We capitalize feature film and television production costs, on a title-specific basis, as Inventory, net in the Consolidated Balance Sheets. We use an individual-film-forecast-computation method to amortize original production costs and to accrue estimated liabilities for residuals and participations over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. The estimate of ultimate revenues impacts the timing of amortization and accrual of residuals and participations.
Our estimate of ultimate revenues for feature films includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. For feature films, prior to release we estimate ultimate revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as incorporating factors of the content itself, including, but not limited to, the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. We believe the most sensitive factor affecting our estimate of ultimate revenues for films intended for theatrical release is domestic theatrical exhibition, as subsequent markets have historically exhibited a high correlation to domestic theatrical performance. Upon a film’s initial release we update our estimate of ultimate revenues based on expected future and actual results. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to domestic theatrical performance and an analysis of current market trends. We also review and revise estimates of ultimate revenue and participation costs as of each reporting date to reflect the most current available information. If estimates for a film are revised, the difference between amortization expense determined using the new estimate and any amounts previously expensed during that fiscal year are charged or credited to our Consolidated Statement of Earnings in the quarter in which the estimates are revised. The most sensitive factor affecting our estimates for films subsequent to their initial release is the extent of home entertainment sales achieved. In addition to theatrical performance, home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing products, marketing and promotional strategies, as well as economic conditions.
Ultimate revenues for television programming are limited to the amount of contracted revenue. Accordingly, television production costs in excess of the amount of contracted revenue are expensed as incurred. For original programming broadcast on our networks, capitalized original programming costs are amortized utilizing an individual-film-forecast-computation method over the applicable title’s ultimate revenues based on genre and historical experience, beginning with the month of initial exhibition. The most sensitive factor affecting ultimate revenues is ratings, which are an indication of audience acceptance and directly impact the level of advertising revenues we will be able to generate during the airing of the programming. Poor ratings may result in abandonment of a program, which would require the immediate write-off of any unamortized production costs.
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
Acquired Programming Rights
Costs incurred in acquiring program rights, including advances, are capitalized and amortized to operating expenses over the license period or projected useful life of the programming, if shorter, commencing upon availability, based on estimated future airings. Program rights and the related liabilities are recorded at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing. If initial airings are expected to generate higher revenues an accelerated method of amortization is used. Determining factors used in estimating the useful life of programming include the expected number of future airings, which may differ from the contracted number of airings, the length of the license period and expected future revenues to be generated from the programming. The cost basis of acquired programming is the capitalized cost of each program and is equal to the cost of the programming pursuant to the license agreement less the cumulative amortization recorded for the program. Capitalized costs of rights to program materials are reported in our Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value. We evaluate net realizable value of acquired rights programming on a daypart basis. A daypart is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. We

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

aggregate similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate revenues to programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.
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
SVOD and other OTT arrangements include multiple programs made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using management’s best estimate considering viewing performance and other factors.
Gross versus Net Revenue
We earn and recognize revenues as a distributor on behalf of third parties and through outsourced agency agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of who our customer is in the transaction. To the extent the end consumer is our customer, we act as the principal in a transaction and revenues earned from the end user are reported on a gross basis. This determination involves judgment and is based on an evaluation of the facts and circumstances of the terms of an arrangement.
Revenue Allowances
In accordance with the accounting guidance related to revenue recognition when a right of return exists, revenue allowances are recorded to adjust amounts originally invoiced to the estimated net realizable value of a particular product. Upon the sale of DVDs and Blu-ray discs to wholesalers and retailers, we record a reduction of revenue for the impact of estimated future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies.
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
Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for DVDs and Blu-ray products would have a $9 million impact on our total revenue for the year ended September 30, 2016. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors.
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
A 1% change in our effective income tax rate would result in additional income tax expense of approximately $20 million for the year ended September 30, 2016.
We permanently reinvest the earnings of substantially all of our foreign subsidiaries outside the U.S. We do not provide for U.S. taxes on earnings of our foreign subsidiaries for which the earnings are permanently reinvested.
Goodwill
Goodwill at September 30, 2016 relates to our reporting units Music & Entertainment ($3.5 billion), Kids & Family ($3.6 billion), BET Networks ($2.7 billion) and Paramount ($1.6 billion). We test goodwill for impairment on August 31 of each year and have elected to perform a qualitative goodwill impairment test for all reporting units in 2016. The qualitative test is an evaluation, based on the weight of evidence, of the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions and industry and market conditions. Based on this assessment, we concluded that it is not more likely than not that goodwill is impaired. Therefore, performing a quantitative impairment test was not considered necessary.
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
Finite-Lived Intangible Assets
We evaluate whether there has been an impairment of finite-lived intangible assets if a triggering event indicates that an impairment may exist. The impairment test employed for finite-lived intangible assets (e.g., broadcast license, trade names and customer lists), which is performed at the lowest level of cash flows associated with the asset, first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value exceeds the undiscounted cash flows, the asset would be written down to its fair value. Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.
OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc. (“National Amusements”), CBS, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. See Note 20 to the Consolidated Financial Statements for details regarding the related party transactions and their impact on the Financial Statements.
On September 29, 2016, our Board of Directors received a letter from National Amusements requesting that our Board explore a potential combination of Viacom and CBS. Subsequently, the Board formed a special committee of independent directors to consider the request from National Amusements and any proposed transaction, and the special committee has hired independent legal and financial advisers.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

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
Subject to limited exceptions, the Separation Agreement provides that none of Viacom, any subsidiary of Viacom or any person that is controlled by Viacom after the separation will own or acquire an interest in a radio or television broadcast station, television broadcast network or daily newspaper, if such ownership or acquisition would (i) cause CBS, any subsidiary of CBS or any entity controlled by CBS after the date of the separation to be in violation of U.S. federal laws limiting the ownership or control of radio broadcast stations, television broadcast stations and/or television broadcast networks or (ii) limit in any manner at any time under such laws CBS’s ability to acquire additional interests in a radio or television broadcast station and/or television broadcast network. These restrictions will terminate when none of Mr. Redstone, National Amusements, NAIRI Inc. or any of their successors, assigns or transferees are deemed to have interests in both CBS and Viacom that are attributable under applicable U.S. federal laws.
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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management has prepared and is responsible for our consolidated financial statements and related notes. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Viacom Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2016, Viacom maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

VIACOM INC.

By:	/S/ THOMAS E. DOOLEY
Thomas E. Dooley
President and Chief Executive Officer

By:	/S/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

By:	/S/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viacom Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the “Company”) at September 30, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
November 9, 2016

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,
(in millions, except per share amounts)	2016	2015	2014
Revenues	$12,488	$13,268	$13,783
Expenses:
Operating	6,684	6,868	6,542
Selling, general and administrative	2,851	2,860	2,899
Depreciation and amortization	221	222	217
Asset impairment	—	—	43
Restructuring	206	206	—
Total expenses	9,962	10,156	9,701
Operating income	2,526	3,112	4,082
Interest expense, net	(616)	(657)	(615)
Equity in net earnings of investee companies	87	102	69
Loss on extinguishment of debt	—	(18)	(11)
Other items, net	(7)	(36)	(11)
Earnings from continuing operations before provision for income taxes	1,990	2,503	3,514
Provision for income taxes	(519)	(501)	(1,050)
Net earnings from continuing operations	1,471	2,002	2,464
Discontinued operations, net of tax	2	—	(1)
Net earnings (Viacom and noncontrolling interests)	1,473	2,002	2,463
Net earnings attributable to noncontrolling interests	(35)	(80)	(72)
Net earnings attributable to Viacom	$1,438	$1,922	$2,391
Amounts attributable to Viacom:
Net earnings from continuing operations	$1,436	$1,922	$2,392
Discontinued operations, net of tax	2	—	(1)
Net earnings attributable to Viacom	$1,438	$1,922	$2,391
Basic earnings per share attributable to Viacom:
Continuing operations	$3.62	$4.78	$5.54
Discontinued operations	0.01	—	(0.01)
Net earnings	$3.63	$4.78	$5.53
Diluted earnings per share attributable to Viacom:
Continuing operations	$3.61	$4.73	$5.43
Discontinued operations	—	—	—
Net earnings	$3.61	$4.73	$5.43
Weighted average number of common shares outstanding:
Basic	396.5	402.2	432.1
Diluted	398.0	406.0	440.2
Dividends declared per share of Class A and Class B common stock	$1.40	$1.46	$1.26

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in millions)	2016	2015	2014
Net earnings (Viacom and noncontrolling interests)	$1,473	$2,002	$2,463
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(101)	(237)	(85)
Defined benefit pension plans	(65)	(7)	(104)
Cash flow hedges	1	1	(2)
Other comprehensive loss (Viacom and noncontrolling interests)	(165)	(243)	(191)
Comprehensive income	1,308	1,759	2,272
Less: Comprehensive income attributable to noncontrolling interests	28	78	73
Comprehensive income attributable to Viacom	$1,280	$1,681	$2,199

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$379	$506
Receivables, net	2,712	2,807
Inventory, net	844	786
Prepaid and other assets	587	479
Total current assets	4,522	4,578
Property and equipment, net	932	947
Inventory, net	4,032	3,616
Goodwill	11,400	11,456
Intangibles, net	315	340
Other assets	1,307	1,206
Total assets	$22,508	$22,143

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$453	$506
Accrued expenses	773	748
Participants' share and residuals	801	860
Program obligations	692	703
Deferred revenue	419	481
Current portion of debt	17	18
Other liabilities	517	537
Total current liabilities	3,672	3,853
Noncurrent portion of debt	11,896	12,267
Participants' share and residuals	358	351
Program obligations	311	356
Deferred tax liabilities, net	381	150
Other liabilities	1,349	1,348
Redeemable noncontrolling interest	211	219
Commitments and contingencies (Note 11)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 50.1 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 347.6 and 348.0 outstanding, respectively	—	—
Additional paid-in capital	10,139	10,017
Treasury stock, 399.4 and 398.0 common shares held in treasury, respectively	(20,798)	(20,725)
Retained earnings	15,628	14,780
Accumulated other comprehensive loss	(692)	(534)
Total Viacom stockholders' equity	4,277	3,538
Noncontrolling interests	53	61
Total equity	4,330	3,599
Total liabilities and equity	$22,508	$22,143

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in millions)	2016	2015	2014
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,473	$2,002	$2,463
Discontinued operations, net of tax	(2)	—	1
Net earnings from continuing operations	1,471	2,002	2,464
Reconciling items:
Depreciation and amortization	221	222	217
Asset impairment	—	—	43
Feature film and program amortization	4,568	4,925	4,206
Equity-based compensation	163	101	122
Equity in net earnings and distributions from investee companies	(83)	(95)	(39)
Deferred income taxes	254	(82)	(290)
Operating assets and liabilities, net of acquisitions:
Receivables	149	124	(106)
Inventory, program rights and participations	(5,102)	(4,826)	(4,245)
Accounts payable and other current liabilities	(229)	(9)	252
Other, net	(41)	(49)	(27)
Cash provided by operations	1,371	2,313	2,597

INVESTING ACTIVITIES
Acquisitions and investments, net	(58)	(115)	(732)
Capital expenditures	(172)	(142)	(123)
Grantor trust contributions	(69)	—	—
Net cash flow used in investing activities	(299)	(257)	(855)

FINANCING ACTIVITIES
Borrowings	—	990	1,484
Debt repayments	(368)	(1,400)	(600)
Purchase of treasury stock	(100)	(1,548)	(3,529)
Dividends paid	(635)	(564)	(541)
Excess tax benefits on equity-based compensation awards	—	43	84
Exercise of stock options	11	146	173
Other, net	(81)	(144)	(171)
Net cash flow used in financing activities	(1,173)	(2,477)	(3,100)
Effect of exchange rate changes on cash and cash equivalents	(26)	(73)	(45)
Net change in cash and cash equivalents	(127)	(494)	(1,403)
Cash and cash equivalents at beginning of period	506	1,000	2,403
Cash and cash equivalents at end of period	$379	$506	$1,000

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2013	449.3	$9,490	$(15,825)	$11,629	$(101)	$5,193	$(3)	$5,190
Net earnings	—	—	—	2,391	—	2,391	72	2,463
Other comprehensive income (loss), net of income tax benefit of $68	—	—	—	—	(192)	(192)	1	(191)
Noncontrolling interests	—	—	—	(8)	—	(8)	(42)	(50)
Dividends declared	—	—	—	(547)	—	(547)	—	(547)
Purchase of treasury stock	(40.7)	—	(3,400)	—	—	(3,400)	—	(3,400)
Equity-based compensation and other	5.6	282	—	—	—	282	—	282
September 30, 2014	414.2	9,772	(19,225)	13,465	(293)	3,719	28	3,747
Net earnings	—	—	—	1,922	—	1,922	80	2,002
Other comprehensive loss, net of income tax benefit of $8	—	—	—	—	(241)	(241)	(2)	(243)
Noncontrolling interests	—	—	—	(18)	—	(18)	(45)	(63)
Dividends declared	—	—	—	(589)	—	(589)	—	(589)
Purchase of treasury stock	(21.1)	—	(1,500)	—	—	(1,500)	—	(1,500)
Equity-based compensation and other	5.0	245	—	—	—	245	—	245
September 30, 2015	398.1	10,017	(20,725)	14,780	(534)	3,538	61	3,599
Net earnings	—	—	—	1,438	—	1,438	35	1,473
Other comprehensive loss, net of income tax benefit of $31	—	—	—	—	(158)	(158)	(7)	(165)
Noncontrolling interests	—	—	—	(32)	—	(32)	(36)	(68)
Dividends declared	—	—	—	(558)	—	(558)	—	(558)
Purchase of treasury stock	(2.1)	—	(100)	—	—	(100)	—	(100)
Equity-based compensation and other	1.0	122	27	—	—	149	—	149
September 30, 2016	397.0	$10,139	$(20,798)	$15,628	$(692)	$4,277	$53	$4,330

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom is home to premier global media brands that create compelling television programs, motion pictures, short-form content, applications (“apps”), games, consumer products, social media experiences and other entertainment content for audiences in more than 180 countries. Viacom operates through two reporting segments: Media Networks and Filmed Entertainment. The Media Networks segment provides entertainment content and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers through three brand groups: the Global Entertainment Group, the Nickelodeon Group and BET Networks. On October 31, 2016, we announced that the Global Entertainment Group had been established to combine Viacom International Media Networks, our former Music & Entertainment Group (which included MTV, Comedy Central, VH1, Spike and Logo), as well as TV Land and CMT (which had previously been part of our Kids & Family Group). We also announced that our former Kids & Family Group would be reestablished as the Nickelodeon Group. The Filmed Entertainment segment produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Animation, Nickelodeon Movies, MTV Films and Paramount Television brands. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
The consolidated financial statements present the Company’s financial results for the years ended September 30, 2016 (“2016”), September 30, 2015 (“2015”) and September 30, 2014 (“2014”).
Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Significant estimates inherent in the preparation of the accompanying Consolidated Financial Statements include estimates of film ultimate revenues, product returns, potential outcome of uncertain tax positions, fair value of acquired assets and liabilities, fair value of equity-based compensation and pension benefit assumptions. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2016 presentation.
Recent Accounting Pronouncements
Income Taxes
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard.

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard.

Financial Instruments
In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•
ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Equity-Based Compensation
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

Leases
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

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2019 fiscal year (with early adoption permitted beginning with our 2018 fiscal year), and allows adoption either under a full retrospective or a modified retrospective approach. We are currently evaluating the impact of the new standard.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Viacom Inc., its subsidiaries and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after elimination of intercompany accounts and transactions. Investments in business entities in which Viacom lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Equity in net earnings of investee companies in the Consolidated Statements of Earnings. Related party transactions between the Company and CBS Corporation (“CBS”) and National Amusements, Inc. (“National Amusements”) have not been eliminated.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.
Foreign Currency Translation and Remeasurement
Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at exchange rates during the period.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. Substantially all of our foreign operations use the local currency as the functional currency. Subsidiaries that enter into transactions denominated in currencies other than their functional currency will result in remeasurement gains and losses which are reflected within Other items, net in the Consolidated Statements of Earnings.
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
Film and Television Production Revenues: Theatrical revenue is recognized from theatrical distribution of motion pictures upon exhibition. For sales of DVDs and Blue-ray discs to wholesalers and retailers, revenue is recognized upon the later of delivery or the date that those products are made widely available for sale by retailers. Revenue for transactional video-on-demand and similar arrangements are recognized as the films are exhibited based on end-customer purchases as reported by the distributor. Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee.
Affiliate Revenues: Affiliate revenues from cable television operators, direct-to-home satellite television operators and mobile networks are recognized by the Media Networks segment as the service is provided to the distributor. Fees associated with arrangements with subscription video-on-demand (“SVOD”) and other over-the-top (“OTT”) services are recognized upon program availability.
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
Multiple-Element Arrangements: We enter into arrangements under which we perform multiple revenue-generating activities. We must allocate consideration to separate units of account in the arrangement, which could impact the timing of revenue recognition.
Advertising revenues are principally generated from the sale of advertising time comprised of multiple commercial units. Each advertising spot comprises a deliverable for accounting purposes. Consideration for these arrangements is allocated among the individual advertising spots based on relative fair value using Viacom-specific prices.
SVOD and other OTT arrangements include multiple programs made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using management’s best estimate considering viewing performance and other factors.
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
Revenue Allowances: We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. Our reserve for sales

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

returns and allowances was $93 million and $126 million at September 30, 2016 and 2015, respectively. Our allowance for doubtful accounts was $44 million and $37 million at September 30, 2016 and 2015, respectively.
Advertising Expense
We expense advertising costs as they are incurred. We incurred total advertising expenses of $987 million in 2016, $748 million in 2015 and $1.020 billion in 2014.
Equity-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service.
Income Taxes
Our provision for income taxes includes the current tax owed on the current period earnings, as well as a deferred provision which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets. Deferred tax assets and deferred tax liabilities are classified as noncurrent and are included in Other Assets and Deferred tax liabilities, net, respectively, within the Consolidated Balance Sheets.
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
Inventory
Inventories related to film and television productions (which include direct production costs, production overhead, acquisition costs and development costs) are stated at the lower of amortized cost or fair value. Acquired program rights and obligations are recorded based on the gross amount of the liability when the license period has begun, and when the program is accepted and available for airing. Acquired programming is stated at the lower of unamortized cost or net realizable value. Film, television and acquired programming inventories are included as a component of Inventory, net, in the Consolidated Balance Sheets. Film, television and acquired programming costs, including inventory amortization, development costs, residuals and participations and impairment charges, if any, are included within Operating expenses in the Consolidated Statements of Earnings.
Film and Television production costs: We use an individual-film-forecast-computation method to amortize film costs and to accrue estimated liabilities for residuals and participations over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. The estimate of ultimate revenues impacts the timing of amortization and accrual of residuals and participations. Our estimate of ultimate revenues for feature films includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

acquisition. These estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates, estimated accruals for residuals and participations or possibly the recognition of an impairment charge to operating income. Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined. We have a rigorous greenlight process designed to manage the risk of loss or abandonment. We have entered into film financing arrangements that involve the sale of a partial copyright interest in a film. Amounts received under these arrangements are deducted from the film’s cost.
Capitalized original programming costs are amortized utilizing an individual-film-forecast-computation method over the applicable title’s ultimate revenues based on genre and historical experience, beginning with the month of initial exhibition. Original programming costs that have not been greenlit for production are expensed. An impairment charge is recorded when the fair value of the television program is less than the unamortized production cost or abandoned.
Acquired programming: Costs incurred in acquiring program rights, including advances, are capitalized and amortized over the license period or projected useful life of the programming, if shorter, commencing upon availability, based on estimated future airings. If initial airings are expected to generate higher revenues an accelerated method of amortization is used. Net realizable value of acquired rights programming is evaluated quarterly by us on a daypart basis, which is defined as an aggregation of programs broadcast during a particular time of day or an aggregation of programs of a similar type. We aggregate similar programming based on the specific demographic targeted by each respective program service. Net realizable value is determined by estimating advertising revenues to be derived from the future airing of the programming within the daypart as well as an allocation of affiliate revenue to the programming. An impairment charge may be necessary if our estimates of future cash flows of similar programming are insufficient or if programming is abandoned.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill represents the residual difference between the consideration paid for a business and the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested annually for impairment, on August 31 each year, or sooner when circumstances indicate impairment may exist. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or a business which is one level below that operating segment.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range up to 20 years, and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate impairment may exist. Amortizable intangible assets and other long-lived assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, are written down to fair value. The impairment test is performed at the lowest level of cash flows associated with the asset.
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
NOTE 3. ACCOUNTS RECEIVABLE
We had $547 million and $577 million of noncurrent trade receivables as of September 30, 2016 and 2015, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and content distribution arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
NOTE 4. INVESTMENTS
Our equity method investments total $542 million and $434 million, as of September 30, 2016 and 2015, respectively.
We hold an equity interest of 50% in Viacom 18, a joint venture in India that owns and operates regional entertainment channels. In July 2015, we acquired a 50% interest in Prism TV Private Limited (“Prism”) for 9.4 billion rupees ($149 million). The purchase price substantially represents the difference between the carrying amount of our investment and our share of the underlying net assets of Prism. The difference includes other intangible assets that will be amortized over their estimated useful lives of 7 to 20 years. Prism has been merged into Viacom 18.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We also hold an equity interest of approximately 50% in EPIX, a joint venture formed with Lionsgate and Metro-Goldwyn-Mayer to exhibit certain motion pictures on behalf of the equity partners’ movie studios through a premium pay television channel and video-on-demand services available on multiple platforms.
Our cost method investments total $96 million and $71 million as of September 30, 2016 and 2015, respectively.
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
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $190 million in assets and $57 million in liabilities as of September 30, 2016, and $207 million in assets and $54 million in liabilities as of September 30, 2015. We have certain rights and obligations related to our investments, including the guarantee of certain third-party bank debt. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
NOTE 5. PROPERTY AND EQUIPMENT

Property and Equipment, net (in millions)	September 30,		Estimated Life (in years)
	2016	2015
Land	$239	$238	—
Buildings	432	449	up to 40
Capital leases	204	257	up to 15
Equipment and other	1,958	1,871	up to 20
Property and equipment	2,833	2,815
Less: Accumulated depreciation	(1,901)	(1,868)
Property and equipment, net	$932	$947

Depreciation expense, including assets under capital leases, was $188 million in 2016 and 2015, and $177 million in 2014. Depreciation expense related to capital leases was $18 million in 2016, $20 million in 2015 and $21 million in 2014. Accumulated depreciation of capital leases was $147 million and $171 million at September 30, 2016 and 2015, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 6. INVENTORY

Inventory (in millions)	September 30,
	2016	2015
Film inventory:
Released, net of amortization	$632	$576
Completed, not yet released	128	55
In process and other	993	806
	1,753	1,437
Television productions:
Released, net of amortization	16	—
In process and other	102	8
	118	8
Original programming:
Released, net of amortization	1,082	1,161
In process and other	706	599
	1,788	1,760
Acquired program rights, net of amortization	1,127	1,108
Home entertainment inventory	90	89
Total inventory, net	4,876	4,402
Less current portion	844	786
Noncurrent portion	$4,032	$3,616

We expect to amortize approximately $1.5 billion of film and television costs, including released and completed, not yet released, during the fiscal year ending September 30, 2017 using the individual-film-forecast-computation method. In addition, we expect to amortize 90% of unamortized released film and television costs, excluding acquired film libraries, at September 30, 2016, within the next three years.
NOTE 7. GOODWILL AND INTANGIBLES
Goodwill
The following table details the change in goodwill by segment for 2016 and 2015:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2014	$9,942	$1,593	$11,535
Dispositions	(3)	—	(3)
Foreign currency translation	(92)	—	(92)
Other	16	—	16
Balance at September 30, 2015	9,863	1,593	11,456
Foreign currency translation	(52)	—	(52)
Other	(4)	—	(4)
Balance at September 30, 2016	$9,807	$1,593	$11,400

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Intangibles
The following table details our intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2016	2015
Finite-lived intangible assets:
Trade names	$182	$175
Licenses	127	131
Subscriber agreements	58	54
Other intangible assets	152	152
	519	512
Accumulated amortization on finite-lived intangible assets:
Trade names	(73)	(63)
Licenses	(13)	(8)
Subscriber agreements	(47)	(40)
Other intangible assets	(126)	(116)
	(259)	(227)
Finite-lived intangible assets, net	$260	$285
Indefinite-lived intangible assets	55	55
Total intangibles, net	$315	$340

Amortization expense relating to intangible assets was $33 million for 2016, $34 million for 2015 and $40 million for 2014. We expect our aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2016 to be as follows for each of the next five fiscal years:

Amortization of Intangibles (in millions)	2017	2018	2019	2020	2021
Amortization expense	$28	$26	$23	$21	$20

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. DEBT
Our total debt consists of the following:

Debt (in millions)	September 30,
	2016	2015
Senior Notes and Debentures:
Senior notes due April 2016, 6.250%	$—	$368
Senior notes due December 2016, 2.500%	400	399
Senior notes due April 2017, 3.500%	499	498
Senior notes due October 2017, 6.125%	499	499
Senior notes due September 2018, 2.500%	498	497
Senior notes due April 2019, 2.200%	399	398
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	399	398
Senior notes due March 2021, 4.500%	495	494
Senior notes due December 2021, 3.875%	593	592
Senior notes due June 2022, 3.125%	296	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,235	1,233
Senior notes due April 2024, 3.875%	544	543
Senior debentures due December 2034, 4.850%	593	592
Senior debentures due April 2036, 6.875%	1,066	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	244
Senior debentures due March 2043, 4.375%	1,091	1,085
Senior debentures due June 2043, 4.875%	247	246
Senior debentures due September 2043, 5.850%	1,228	1,228
Senior debentures due April 2044, 5.250%	545	544
Capital lease and other obligations	120	143
Total debt	11,913	12,285
Less current portion	17	18
Noncurrent portion	$11,896	$12,267

The amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months.
Senior Notes and Debentures
In the third quarter of fiscal 2016, we repaid the $368 million aggregate principal amount of our 6.250% Senior Notes due April 2016.
Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is one acceleration trigger for certain of the senior notes and debentures in the event of a change in control under certain specified circumstances coupled with ratings downgrades due to the change in control.
At September 30, 2016 and 2015, the total unamortized discount and issuance fees and expenses related to the fixed rate senior notes and debentures was $459 million and $478 million, respectively.
The fair value of our senior notes and debentures was approximately $12.8 billion and $12.0 billion as of September 30, 2016 and 2015, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets.
On October 4, 2016, we issued a total of $1.3 billion of senior notes as follows:

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”); and

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”).

The interest rate payable on the Senior Notes will be subject to adjustment from time to time if Moody’s Investors Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on the Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades.
The proceeds, net of discount and other issuance fees and expenses, from the issuance of the Senior Notes were $1.285 billion. As discussed below, a portion of the proceeds will be used to redeem the senior notes due in December 2016 and April 2017 and therefore, the senior notes were classified as long-term debt as of September 30, 2016.
In October 2016, we delivered notices of redemption to redeem all $400 million of our outstanding 2.500% senior notes due December 2016 and all $500 million of our outstanding 3.500% senior notes due April 2017. The redemption is expected to take place on November 14, 2016.
Credit Facility
At September 30, 2016 and 2015, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 1.25% to 2.25% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2016.
Commercial Paper
At September 30, 2016 and 2015, there was no commercial paper outstanding.
Scheduled Debt Maturities
Our scheduled maturities of debt at face value for each of the next five fiscal years and thereafter, excluding capital leases, outstanding at September 30, 2016 are as follows:

Maturities of Debt Excluding Capital Leases (in millions)	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
Debt	$900	$1,000	$950	$400	$500	$8,502

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
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans utilizing a measurement date as of September 30, 2016 and 2015, respectively:

Change in Benefit Obligation (in millions)	Year Ended September 30,
	2016	2015
Benefit obligation, beginning of period	$937	$1,060
Interest cost	35	43
Actuarial (gain)/loss	86	(38)
Benefits paid	(44)	(128)
Benefit obligation, end of period	$1,014	$937

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Change in Plan Assets (in millions)	Year Ended September 30,
	2016	2015
Fair value of plan assets, beginning of period	$493	$656
Actual return on plan assets	47	(44)
Employer contributions	14	9
Benefits paid	(44)	(128)
Fair value of plan assets, end of period	$510	$493

Funded status (in millions)	September 30,
	2016	2015
Funded status	$(504)	$(444)

Substantially all of the unfunded amounts are included within Other liabilities in the Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015.
In December 2014, we offered certain participants of our funded pension plan the option to receive a one-time lump-sum payment equal to the present value of their respective pension benefit. The settlement triggered a remeasurement of the net pension obligation and settlement accounting. The settlement resulted in the recognition of a non-cash settlement loss of $24 million reclassified from unrecognized actuarial loss included within Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amount paid to the participants making the one-time election totaled $90 million which is included within Benefits paid in the 2015 table above.
Accumulated Benefit Obligation
The accumulated benefit obligation includes no assumption about future compensation levels since our plans are frozen. Included in the change in benefit obligation tables above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation (in millions)	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Accumulated benefit obligation	$684	$635	$330	$302	$1,014	$937
Fair value of plan assets	510	493	—	—	510	493
Funded status	$(174)	$(142)	$(330)	$(302)	$(504)	$(444)

Net Periodic Benefit Costs
Our net periodic benefit cost under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs (in millions)	Year Ended September 30,
	2016	2015	2014
Interest cost	$35	$43	$46
Expected return on plan assets	(38)	(46)	(50)
Recognized actuarial loss	5	8	2
Loss on pension settlement	—	24	—
Net periodic benefit costs	$2	$29	$(2)

The items reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost (in millions)	Year Ended September 30,
	2016	2015
Unrecognized actuarial loss	$363	$291

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Unrecognized actuarial loss of $7 million is expected to be recognized as a component of net periodic benefit cost during the fiscal year ended September 30, 2017.
The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income (in millions)	Year Ended September 30, 2016

Net actuarial loss	$77
Recognized actuarial loss	(5)
Total pre-tax loss	$72

	Year Ended September 30,
Key Assumptions	2016	2015
Weighted-average assumptions - benefit obligations
Discount rate	3.92%	4.50%

Weighted-average assumptions - net periodic costs
Discount rate	3.79%	4.37%
Expected long-term return on plan assets	7.50%	8.00%

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. We used investment grade corporate bond yields to support our discount rate assumption. Interest cost in 2016 is measured by applying the specific spot rates along the yield curve to the corresponding cash flows. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. The estimated impact of a 25 basis point change in the discount rate would change the accumulated benefit obligation by approximately $43 million. The impact of a 25 basis point change in the discount rate or expected rate of return on plan assets would change net periodic benefit cost by approximately $1 million.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The percentage of asset allocations of our funded pension plan at September 30, 2016 and 2015, by asset category were as follows:

	September 30,
Asset Allocations of Funded Pension Plan	2016	2015
Equity securities	64%	63%
Debt securities	32	34
Cash and cash equivalents	4	3
Total	100%	100%

Viacom Class B common stock represents approximately 2% of the fair value of plan assets at September 30, 2016 and 2015.
Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value as of September 30, 2016 and 2015. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2015 to 2016. The funded pension plan has no investments classified within level 3 of the valuation hierarchy.

	Total		Level 1		Level 2
Fair Value of Plan Assets (in millions)	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Cash and Cash Equivalents (1)	$20	$15	$—	$—	$20	$15
Equity Securities
Common and preferred stock	10	33	10	33	—	—
World funds (2)	286	230	—	—	286	230
Emerging markets funds (2)	32	46	—	—	32	46
Debt Securities
U.S. treasury securities	14	10	—	—	14	10
Municipal & government issued bonds	1	1	—	—	1	1
Corporate bonds	40	46	—	—	40	46
Mortgage-backed & asset-backed securities	30	39	—	—	30	39
Emerging markets funds(3)	19	19	19	19	—	—
Multi-strategy funds (4)	58	54	—	—	58	54
Total	$510	$493	$29	$52	$481	$441

(1) Assets categorized as Level 2 reflect investments in money market funds.
(2) Assets reflect common/collective trust funds.
(3) Assets reflect mutual funds.
(4) Reflects investments in common/collective trust funds and limited partnerships.
Money market funds are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Common and preferred stocks are reported at fair value based on quoted market prices on national securities exchanges. Investments in registered investment companies (mutual funds) are stated at the respective funds’ net asset value (“NAV”), which is determined based on market values at the closing price on the last business day of the year and is a quoted price in an active market. The fair value of common/collective trust funds are based on their NAV at period-end. The fair value of U.S. Treasury securities and bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which include certain other observable inputs including recent trading activity and broker quoted prices. Corporate bonds include securities of diverse industries, substantially all investment grade. Mortgage-backed and asset-backed securities are valued using valuation models which incorporate available dealer quotes and market information. The fair value of limited partnerships is valued at period-end based on its underlying investments.
Future Benefit Payments
The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments (in millions)
	2017	2018	2019	2020	2021	2022-2026
Pension benefits	$36	$37	$40	$43	$44	$266

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
401(k) Plans
Viacom has defined contribution (401(k)) plans for the benefit of substantially all our employees meeting certain eligibility requirements. Our costs recognized for such plans were $44 million in 2016, $46 million in 2015 and $47 million in 2014.
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
While no multiemployer pension plan that we contributed to is considered individually significant to us, we were listed on two Form 5500s as providing more than 5% of total contributions to each plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for these two plans is green, indicating that the plans are at least 80% funded. Total contributions that we made to multiemployer pension plans were $48 million in 2016, $54 million in 2015 and $52 million in 2014.
We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions that we made to these non-pension multiemployer benefit plans were $73 million in 2016, $77 million in 2015 and $74 million in 2014.
NOTE 10. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the fiscal years 2016, 2015 and 2014 is presented below.

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,
	2016	2015	2014
Beginning balance	$219	$216	$200
Net earnings	17	15	20
Distributions	(19)	(20)	(17)
Translation adjustment	(38)	(10)	5
Redemption value adjustment	32	18	8
Ending balance	$211	$219	$216

NOTE 11. COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Our programming and talent commitments that are not recorded on the balance sheet, which aggregated to approximately $1.550 billion as of September 30, 2016, included $1.191 billion relating to media networks programming and $359 million for talent contracts. At September 30, 2016, we have recorded, on the balance sheet, programming commitments of $1.003 billion. Amounts expected to be paid over the next five fiscal years, beginning with fiscal year 2017, are as follows: $692 million, $198 million, $84 million, $25 million and $4 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We have long-term noncancelable operating and capital lease commitments for office space, equipment, transponders, studio facilities and vehicles.
At September 30, 2016, minimum rental payments under noncancelable leases by fiscal year are as follows:

Noncancelable Lease Commitments (in millions)	Capital	Operating

2017	$21	$228
2018	21	203
2019	22	100
2020	9	144
2021	6	131
2022 and thereafter	1	962
Total minimum payments	$80	$1,768
Amounts representing interest	(8)
Total	$72

Future minimum operating lease payments have been reduced by future minimum sublease income of $20 million. Rent expense amounted to $266 million in 2016, $268 million in 2015 and $227 million in 2014.
We also have purchase obligations which include agreements to purchase goods or services in the future that totaled $1.211 billion as of September 30, 2016.
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
Leases - We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $230 million as of September 30, 2016. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $190 million with respect to such obligations as of September 30, 2016. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Other - We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2016 were $34 million and are not recorded on our Consolidated Balance Sheet.
Legal Matters:
Settlement of Various Litigations Involving National Amusements and the Sumner M. Redstone National Amusements Trust
Effective August 18, 2016, Viacom entered into an agreement (the “Settlement Agreement”) with National Amusements and NAI Entertainment Holdings LLC (together, “NAI”), various members of the Redstone family and related parties, the directors of the Company, and certain other parties. Pursuant to the Settlement Agreement, which was unanimously approved by our Board, among other matters, all claims among Viacom, NAI and the other parties to the Settlement Agreement that are the subject matter of the Settlement Agreement were dismissed and terminated.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Purported Class and Derivative Actions
Between June 17, 2016 and August 1, 2016, three substantially similar purported class action complaints were filed in the Delaware Chancery Court by purported Viacom stockholders, against Viacom, Viacom’s directors and NAI and were subsequently consolidated into one action. The action - brought on behalf of the class of all holders of Viacom Class B common stock except the named defendants and any person or entity affiliated with any of the defendants - alleges claims for breaches of fiduciary duty against the incumbent director defendants and NAI, and alleges that Viacom’s new directors aided and abetted these breaches. In addition to damages and attorneys’ fees, the action seeks “such relief as the Court deems just and proper.” All defendants, including Viacom and certain of its directors, have moved to dismiss the action.
On July 20, 2016, a purported derivative action was commenced in Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleges that Viacom’s directors breached their fiduciary duties to Viacom in connection with compensation paid to Mr. Redstone. These breaches, it is alleged, permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone. We intend to move to dismiss the action.
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
Preferred Stock
Our capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2016 and 2015, none of the 25 million authorized shares of the preferred stock were issued and outstanding.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Stock Repurchase Program
During 2016, we repurchased 2.1 million shares of Class B common stock for an aggregate price of $100 million, leaving $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program. During 2015 and 2014, we repurchased 21.1 million and 40.7 million shares under the program for an aggregate price of $1.5 billion and $3.4 billion, respectively.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss (in millions)	September 30,
	2016	2015	2014
Foreign currency translation adjustments	$(435)	$(341)	$(106)
Defined benefit pension plans	(258)	(193)	(186)
Cash flow hedges	1	—	(1)
Total	$(692)	$(534)	$(293)

NOTE 13. EQUITY-BASED COMPENSATION
Our 2016 Long-Term Management Incentive Plan, (the “LTMIP”), provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, unrestricted shares of Class B common stock, phantom shares, dividend equivalents, time-vested and performance-based share units, and other awards, or a combination of any of the above. In addition, our equity plans for outside directors provide for an annual grant of time-vested restricted share units (“RSUs”). We have primarily granted stock options and RSUs to employees. Certain senior executives have also received performance-based share units.
Stock options generally vest ratably over a four-year period from the date of grant and expire eight to ten years after the date of grant. Employee RSUs typically vest ratably over a four-year period from the date of the grant. Director RSUs typically vest one year from the date of grant. The target number of performance share units (“PSUs”) granted to an executive represents the right to receive a corresponding number of shares of Class B common stock, subject to adjustment depending on the total shareholder return (“TSR”) of our Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index at the start of the measurement period. The measurement period is generally three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 300% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, the target grant is forfeited unless we have achieved a specified level of earnings per share set in advance for the measurement period, in which case the executive would receive a percentage of the target award. No other performance-based share units were outstanding as of September 30, 2016. Previously granted performance-based share units were designed to vest over three or four years and deliver, at the time of vesting, 75% to 125% of the target number of shares of Class B common stock underlying the awards based on the achievement of certain financial targets. Outstanding share units accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.
Upon the exercise of a stock option award or the vesting of share units, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2016, we had 399.4 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2016 was approximately 17 million, assuming that outstanding PSU awards are paid at target except for those awards for which the measurement period has been completed.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Presented below is a summary of the compensation cost we recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30,
	2016	2015	2014
Recognized in earnings:
Stock options	$29	$33	$37
Share units	66	68	85
Compensation cost included in SG&A expense	95	101	122
Compensation cost included in restructuring charge*	68	—	—
Total compensation cost in earnings	$163	$101	$122

Tax benefit recognized	$58	$35	$40
Capitalized equity-based compensation expense	$4	$5	$6

* See Note 14 for additional information regarding the restructuring charge.
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

	Year Ended September 30,
Key Assumptions	2016	2015	2014
Weighted average fair value of grants	$8.65	$11.34	$16.52
Weighted average assumptions:
Expected stock price volatility	36.1%	23.8%	25.0%
Expected term of options (in years)	5.4	4.8	4.6
Risk-free interest rate	1.5%	1.6%	1.5%
Expected dividend yield	4.1%	2.4%	1.6%

The following table summarizes information about our stock option transactions:

	Year Ended September 30, 2016		Year Ended September 30, 2015		Year Ended September 30, 2014
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	17,771.3	$53.43	19,058.5	$47.67	21,441.9	$42.85
Granted	3,765.7	38.86	3,303.1	66.35	2,040.7	84.46
Exercised	(1,242.5)	35.24	(4,097.4)	35.53	(4,233.2)	40.71
Forfeited or expired	(698.3)	60.26	(492.9)	66.19	(190.9)	54.21
Outstanding at the end of the period	19,596.2	$51.54	17,771.3	$53.43	19,058.5	$47.67

Exercisable at the end of the period	12,191.2	$49.49	11,109.1	$44.83	12,656.1	$38.75

The weighted average remaining contractual life of stock options outstanding and exercisable at September 30, 2016 was 4 years and 3 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2016 was $17 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended September 30,
Stock Option Exercises (in millions)	2016	2015	2014
Proceeds from stock option exercises	$11	$146	$173
Intrinsic value	$7	$153	$182
Excess tax benefit/(shortfall)	$(3)	$39	$53

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2016 was approximately $41 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.
Share Unit Awards
The grant date fair value for the PSUs subject to the market and performance condition indicated earlier in this note is computed using a Monte Carlo model to estimate the total return ranking of Viacom among the S&P 500 Index companies on the date of grant over the measurement periods. Compensation cost for PSUs is being recognized as the requisite service period is fulfilled and assumes all performance goals will be met. The grant date fair value for RSUs and other performance-based share units is based on our stock price on the date of the grant.
The following table summarizes activity relating to our share unit transactions:

	Year Ended September 30, 2016		Year Ended September 30, 2015		Year Ended September 30, 2014
Share units (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	2,645.1	$75.68	3,138.3	$67.35	4,311.4	$53.54
Granted*	1,701.1	44.75	1,430.2	71.22	1,570.8	81.86
Vested	(1,144.8)	63.83	(1,644.8)	57.18	(2,593.8)	53.88
Forfeited	(693.8)	83.12	(278.6)	68.17	(150.1)	55.20
Unvested at the end of the period	2,507.6	$58.05	2,645.1	$75.68	3,138.3	$67.35

* Grant activity includes 0.4 million, 0.4 million and 0.2 million of performance-based share units at target for 2016, 2015 and 2014, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested share units at September 30, 2016 was 2 years and $96 million, respectively.
The fair value of share units vested was $46 million in 2016, $110 million in 2015 and $212 million in 2014. Total unrecognized compensation cost related to these awards at September 30, 2016 was approximately $104 million and is expected to be recognized over a weighted-average period of 3 years.
NOTE 14. RESTRUCTURING AND PROGRAMMING CHARGES
In 2016, we recognized a restructuring charge of $206 million in connection with the separation of certain senior executives. The restructuring charge includes the cost of separation payments of $138 million and the acceleration of equity-based compensation expense of $68 million. Separation payments of $48 million were paid in 2016 with the majority of the remaining amount scheduled to be paid in fiscal 2017. We established grantor trusts in our name and funded the trusts with approximately $69 million to facilitate the administration of certain payments. The assets held in the grantor trusts are Company assets and are therefore included in our Consolidated Balance Sheet within Prepaid and other assets and Other assets - noncurrent as of September 30, 2016.
In 2015, we recognized a charge consisting of $578 million of programming charges and a $206 million restructuring charge associated with workforce reductions. The programming charges are included within Operating expenses in the Consolidated Statement of Earnings. These charges were recognized in connection with a company-wide review across our worldwide Media Networks, Filmed Entertainment operations and corporate functions. The company-wide review resulted in the implementation of significant strategic and operational improvements aimed at addressing the ratings challenges experienced by our networks and enhancing the effectiveness and efficiency of our operations, including a new programming strategy shifting focus away from repeated acquired programming and toward fresher, first-run original programming specifically targeted to appeal to our youth and family-oriented demographics.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As a result of the review, we reorganized our operating segments and the newly structured operating segment management performed a comprehensive strategic review of existing programming, resulting in the identification of programming not aligned with the Company’s new strategy. Decisions were made to cease airing certain programs, alter future airing patterns of certain other programs, and move some programming to secondary networks that would not generate sufficient revenues to support their carrying value. Our restructuring liability for the workforce reductions in 2015 by reporting segment is as follows:

(in millions)	Media Networks	Filmed Entertainment	Corporate	Total

September 30, 2015	$87	$51	$9	$147
Severance payments	(48)	(28)	(4)	(80)
Revisions to initial estimates	(3)	(11)	(1)	(15)
September 30, 2016	$36	$12	$4	$52

The liability as of September 30, 2016 is related to future severance payments in connection with the restructuring plan undertaken in fiscal 2015. We anticipate that substantially all of the remaining liability associated with the restructuring plan will be paid during fiscal 2017.
NOTE 15. INCOME TAXES
Earnings from continuing operations before provision for income taxes consist of the following:

Earnings from Continuing Operations before Provision for Income Taxes (in millions)	Year Ended September 30,
	2016	2015	2014
United States	$1,479	$2,047	$2,924
International	511	456	590
Pre-tax earnings from continuing operations	$1,990	$2,503	$3,514

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations (in millions)	Year Ended September 30,
	2016	2015	2014
Current provision for income taxes:
Federal	$112	$404	$1,049
State and local	31	65	122
International	122	114	169
Total current provision for income taxes	265	583	1,340
Deferred provision for income taxes	254	(82)	(290)
Provision for income taxes	$519	$501	$1,050

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended September 30,
Effective Tax Rate	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.7	1.8	1.9
Effect of international operations	(4.4)	(2.9)	(3.6)
Qualified production activities deduction	(1.0)	(3.0)	(3.2)
Change in valuation allowance	(1.1)	(2.7)	(0.3)
Tax accounting method change	(2.7)	—	—
Foreign tax credits of repatriated non-U.S. earnings	(0.4)	(7.4)	—
All other, net	(1.0)	(0.8)	0.1
Effective tax rate, continuing operations	26.1%	20.0%	29.9%

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We recognized a net discrete tax benefit of $102 million in 2016, $258 million in 2015 and $49 million in 2014, which served to reduce the provision for income taxes for those periods. The benefit in 2016 is principally related to a tax accounting method change granted by the Internal Revenue Service (“IRS”), the release of tax reserves with respect to certain effectively settled tax positions and the recognition of capital loss carryforwards, partially offset by a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
During 2015, we reorganized certain non-U.S. subsidiaries in order to facilitate a more efficient movement of non-U.S. cash and to support the expansion of key areas for growth internationally. The benefit in 2015 was principally related to excess foreign tax credits attributable to a taxable repatriation of non-U.S. earnings from reorganized entities and the release of tax reserves with respect to certain effectively settled tax positions. The benefit in 2014 was principally related to the reversal of deferred taxes on earnings deemed permanently reinvested and the recognition of capital loss carryforwards.
The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2016	2015
Deferred tax assets:
Accrued liabilities	$193	$191
Postretirement and other employee benefits	452	407
Tax credit and loss carryforwards	223	245
All other	184	214
Total deferred tax assets	1,052	1,057
Valuation allowance	(195)	(202)
Total deferred tax assets, net	$857	$855
Deferred tax liabilities:
Property, equipment and intangible assets	$(525)	$(527)
Unbilled revenue	(127)	(146)
Financing obligations	(114)	(115)
Film & TV production expenditures	(429)	(166)
Total deferred tax liabilities	(1,195)	(954)
Deferred taxes, net	$(338)	$(99)

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to capital losses in the U.S. and net operating losses in foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets.
We have $178 million of U.S. tax capital loss carryforwards at September 30, 2016. The utilization of these carryforwards as an available offset to future taxable income is subject to limitations under U.S. federal income tax laws. These carryforwards begin to expire in fiscal year 2018. In addition, we have $324 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carry forward periods and $426 million of tax losses that expire in the fiscal years 2017 through 2036. The pre-valuation allowance deferred tax asset amount related to these U.S. and international tax loss carryforwards is $223 million.
In November 2015, the FASB issued new guidance which requires that all deferred taxes be classified as noncurrent in the balance sheet. We adopted the new guidance on a retrospective basis. The net deferred tax assets and deferred tax liabilities included in the Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2016	2015
Deferred tax assets	$43	$51
Deferred tax liabilities	(381)	(150)
Deferred taxes, net	$(338)	$(99)

Deferred tax assets are included within Other assets in the Consolidated Balance Sheets.
As of September 30, 2016, we have not made any provision for U.S. income taxes on approximately $2.2 billion of unremitted earnings of our international subsidiaries since these earnings are permanently reinvested outside the U.S. If these earnings were to be remitted in the future, the related U.S. income tax liability may be reduced by any foreign income taxes previously

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

paid on these earnings. Under current U.S. tax laws, repatriating unremitted earnings could result in incremental taxes of 10% -15% on the repatriated amounts depending on the territory. To the extent that any tax reform legislation were to lower the U.S. federal statutory income tax rate from its current 35%, there could be a corresponding reduction in the estimate of incremental taxes that would result from repatriating unremitted earnings.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended September 30,
	2016	2015	2014
Balance at beginning of the period	$179	$185	$159
Gross additions based on tax positions related to the current year	21	60	25
Gross additions for tax positions of prior years	13	8	10
Gross reductions for tax positions of prior years	(23)	(63)	(5)
Settlements	(1)	(1)	—
Expiration of the statute of limitation	(25)	(10)	(4)
Balance at end of the period	$164	$179	$185

The total amount of unrecognized tax benefits at September 30, 2016, if recognized, would favorably affect the effective tax rate.
As discussed in Note 2, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. We recognized interest and penalties of $11 million in 2016, $8 million in 2015 and $10 million in 2014. We had accruals of $37 million and $35 million related to interest and penalties recorded as a component of Other liabilities – noncurrent in the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively.
We and our subsidiaries file income tax returns with the IRS and various state and international jurisdictions. Tax authorities are conducting examinations of Viacom subsidiaries in various international and state and local jurisdictions, including New York State and New York City. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $100 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement, may affect our income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
NOTE 16. EARNINGS PER SHARE
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-Dilutive Common Shares (in millions)	Year Ended September 30,
	2016	2015	2014
Weighted average number of common shares outstanding, basic	396.5	402.2	432.1
Dilutive effect of equity awards	1.5	3.8	8.1
Weighted average number of common shares outstanding, diluted	398.0	406.0	440.2

Anti-dilutive common shares	14.7	6.9	1.1

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 17. SUPPLEMENTAL CASH FLOW
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Year Ended September 30,
	2016	2015	2014
Cash paid for interest	$611	$636	$568
Cash paid for income taxes	$275	$566	$1,021

Cash paid for income taxes in the years ended September 30, 2016 and 2015 includes a benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
NOTE 18. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015:

Financial Asset (Liability) (in millions)	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2016
Marketable securities	$114	$114	$—	$—
Derivatives	(13)	—	(13)	—
Total	$101	$114	$(13)	$—
September 30, 2015
Marketable securities	$100	$100	$—	$—
Derivatives	(10)	—	(10)	—
Total	$90	$100	$(10)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end. These investments are included within Prepaid and other assets in the Consolidated Balance Sheets.
The fair value for derivatives is determined utilizing a market-based approach. We use derivative financial instruments to modify our exposure to market risks from changes in foreign exchange rates and interest rates. We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Singapore Dollar and the Canadian Dollar. We also enter into forward contracts to hedge future production costs or programming obligations. We manage the use of foreign exchange derivatives centrally.
At September 30, 2016 and 2015, the notional value of all foreign exchange contracts was $1.149 billion and $1.040 billion, respectively. In 2016, $874 million related to our foreign currency balances and $275 million related to future production costs. In 2015, $769 million related to our foreign currency balances and $271 million related to future production costs.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain assets, such as intangible assets and investments, are recorded at fair value only if an impairment charge is recognized.
In 2016, we recognized an impairment charge of $115 million related to the expected performance of an unreleased film and, as described in Note 14, in 2015, we recognized charges related to the write-down of certain programming and films. The charges reflect the excess of the unamortized cost of the programs and films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.
In 2014, we recognized an impairment charge of $43 million related to an international trade name at Media Networks. The fair value of the trade name (Level 3) was $28 million calculated utilizing the relief-from-royalty method. Under this method, fair

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Revenues by Segment (in millions)	Year Ended September 30,
	2016	2015	2014
Media Networks	$9,942	$10,490	$10,171
Filmed Entertainment	2,662	2,883	3,725
Eliminations	(116)	(105)	(113)
Total revenues	$12,488	$13,268	$13,783

Adjusted Operating Income/(Loss) (in millions)	Year Ended September 30,
	2016	2015	2014
Media Networks	$3,484	$4,143	$4,271
Filmed Entertainment	(445)	111	205
Corporate expenses	(213)	(235)	(227)
Eliminations	1	2	(2)
Equity-based compensation	(95)	(101)	(122)
Asset impairment	—	—	(43)
Restructuring and programming charges	(206)	(784)	—
Loss on pension settlement	—	(24)	—
Operating income	2,526	3,112	4,082
Interest expense, net	(616)	(657)	(615)
Equity in net earnings of investee companies	87	102	69
Loss on extinguishment of debt	—	(18)	(11)
Other items, net	(7)	(36)	(11)
Earnings from continuing operations before provision for income taxes	$1,990	$2,503	$3,514

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,			September 30,
	2016	2015	2014	2016	2015
Media Networks	$166	$162	$148	$16,410	$17,088
Filmed Entertainment	50	53	64	6,391	5,914
Corporate/Eliminations	5	7	5	(293)	(859)
Total	$221	$222	$217	$22,508	$22,143

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Capital Expenditures (in millions)	Year Ended September 30,
	2016	2015	2014
Media Networks	$141	$115	$85
Filmed Entertainment	28	22	34
Corporate	3	5	4
Total capital expenditures	$172	$142	$123

Revenues by Component (in millions)	Year Ended September 30,
	2016	2015	2014
Advertising	$4,809	$5,007	$4,953
Affiliate	4,556	4,908	4,660
Feature film	2,488	2,692	3,488
Ancillary	751	766	795
Eliminations	(116)	(105)	(113)
Total revenues	$12,488	$13,268	$13,783

Revenues generated from international markets were approximately 25%, 25% and 26% of total consolidated revenues in 2016, 2015, and 2014, respectively. Our principal international businesses are in Europe. The United Kingdom and Germany together accounted for approximately 57%, 55%, and 45% of total revenues in the Europe, Middle East and Africa (“EMEA”) region in 2016, 2015, and 2014, respectively.

	Revenues*			Long-lived Assets**
Geographic Information (in millions)	Year Ended September 30,			September 30,
	2016	2015	2014	2016	2015
United States	$9,308	$9,928	$10,252	$5,180	$4,850
EMEA	2,182	2,193	2,046	348	309
All other	998	1,147	1,485	62	54
Total	$12,488	$13,268	$13,783	$5,590	$5,213

*Revenue classifications are based on customers’ locations. Transactions within Viacom between geographic areas are not significant.
**Excludes deferred tax assets, goodwill, other intangible assets and investments.
NOTE 20. RELATED PARTY TRANSACTIONS
National Amusements, directly and indirectly, is the controlling stockholder of both Viacom and CBS. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter and the non-executive Vice Chair of Viacom and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, (1) Ms. Redstone will also become a trustee of the SMR Trust and (2) the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone and David R. Andelman, a member of the boards of directors of National Amusements and CBS. The current Board of Directors of National Amusements includes Mr. Redstone, Ms. Redstone and Mr. Andelman. In addition, Mr. Redstone serves as Chairman Emeritus of CBS and Ms. Redstone serves as non-executive Vice Chair of CBS.
Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

On September 29, 2016, our Board of Directors received a letter from National Amusements requesting that our Board explore a potential combination of Viacom and CBS. Subsequently, the Board formed a special committee of independent directors to consider the request from National Amusements and any proposed transaction, and the special committee has hired independent legal and financial advisers.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the years ended September 30, 2016, 2015 and 2014, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $8 million, $10 million and $15 million, respectively.
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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Year Ended September 30,
	2016	2015	2014
Consolidated Statements of Earnings
Revenues	$133	$169	$213
Operating expenses	$174	$284	$296

	September 30,
	2016	2015
Consolidated Balance Sheets
Accounts receivable	$3	$5

Accounts payable	$—	$1
Participants’ share and residuals, current	66	77
Program obligations, current	61	62
Program obligations, noncurrent	32	55
Other liabilities	2	2
Total due to CBS	$161	$197

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Year Ended September 30,
	2016	2015	2014
Consolidated Statements of Earnings
Revenues	$125	$174	$196
Operating expenses	$72	$61	$71
Selling, general and administrative	$(15)	$(15)	$(14)

	September 30,
	2016	2015
Consolidated Balance Sheets
Accounts receivable	$67	$60
Other assets	1	1
Total due from other related parties	$68	$61

Accounts payable	$8	$5
Other liabilities	69	55
Total due to other related parties	$77	$60

All other related party transactions are not material in the periods presented.

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited):

2016 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2016
Revenues	$3,154	$3,001	$3,107	$3,226	$12,488
Operating income	$839	$586	$769	$332	$2,526
Net earnings from continuing operations (Viacom and noncontrolling interests)	$461	$309	$440	$261	$1,471
Net earnings (Viacom and noncontrolling interests)	$461	$309	$440	$263	$1,473
Net earnings from continuing operations attributable to Viacom	$449	$303	$432	$252	$1,436
Net earnings attributable to Viacom	$449	$303	$432	$254	$1,438
Basic earnings per share, continuing operations attributable to Viacom	$1.13	$0.76	$1.09	$0.63	$3.62
Basic earnings per share attributable to Viacom	$1.13	$0.76	$1.09	$0.64	$3.63
Diluted earnings per share, continuing operations attributable to Viacom	$1.13	$0.76	$1.09	$0.63	$3.61
Diluted earnings per share attributable to Viacom	$1.13	$0.76	$1.09	$0.64	$3.61

The following are certain items identified as affecting comparability in 2016:

•	A pre-tax restructuring charge of $206 million ($131 million after tax) in the fourth quarter in connection with the separation of certain senior executives.

•
A net discrete tax expense of $21 million in the first quarter and a net discrete tax benefit of $13 million in the third quarter and $110 million in the fourth quarter. Discrete tax items relate to certain events, such as a change in tax law, tax accounting method change or release of reserves that occurred in the respective period.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2015 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2015
Revenues	$3,344	$3,078	$3,058	$3,788	$13,268
Operating income	$935	$38	$1,084	$1,055	$3,112
Net earnings/(loss) from continuing operations (Viacom and noncontrolling interests)	$513	$(48)	$645	$892	$2,002
Net earnings/(loss) (Viacom and noncontrolling interests)	$513	$(48)	$645	$892	$2,002
Net earnings/(loss) from continuing operations attributable to Viacom	$500	$(53)	$591	$884	$1,922
Net earnings/(loss) attributable to Viacom	$500	$(53)	$591	$884	$1,922
Basic earnings/(loss) per share, continuing operations attributable to Viacom	$1.22	$(0.13)	$1.49	$2.22	$4.78
Basic earnings/(loss) per share attributable to Viacom	$1.22	$(0.13)	$1.49	$2.22	$4.78
Diluted earnings/(loss) per share, continuing operations attributable to Viacom	$1.20	$(0.13)	$1.47	$2.21	$4.73
Diluted earnings/(loss) per share attributable to Viacom	$1.20	$(0.13)	$1.47	$2.21	$4.73

The following are certain items identified as affecting comparability in 2015:

•	A pre-tax non-cash charge of $24 million ($15 million after tax) in the first quarter in connection with the settlement of pension benefits of certain participants of our funded pension plan.

•
A pre-tax charge of $784 million ($520 million after tax) in the second quarter reflecting $578 million of programming charges and a $206 million restructuring charge associated with workforce reductions.

•
A pre-tax charge of $18 million ($11 million after tax) in the fourth quarter in connection with a debt extinguishment loss on the redemption of $550 million of the total $918 million outstanding of our 6.250% Senior Notes due April 2016.

•	A net discrete tax expense of $23 million in the first quarter and a net discrete tax benefit of $281 million in the fourth quarter.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is set forth on page 57.

Audit Opinion on Internal Control over Financial Reporting
The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 58.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.
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
Consolidated Statements of Earnings for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014
Consolidated Balance Sheets as of September 30, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.
Schedule II. Valuation and Qualifying Accounts
All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 98.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 98.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Thomas E. Dooley
Thomas E. Dooley
President and Chief Executive Officer
Date: November 9, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas E. Dooley	President and Chief Executive Officer;	November 9, 2016
Thomas E. Dooley	Director

/s/ Wade Davis	Executive Vice President,	November 9, 2016
Wade Davis	Chief Financial Officer

/s/ Katherine Gill-Charest	Senior Vice President, Controller	November 9, 2016
Katherine Gill-Charest	(Chief Accounting Officer)

*	Chairman Emeritus	November 9, 2016
Sumner M. Redstone

*	Chairman of the Board	November 9, 2016
Thomas J. May

*	Vice Chair of the Board	November 9, 2016
Shari Redstone

*	Director	November 9, 2016
George S. Abrams

*	Director	November 9, 2016
Cristiana Falcone Sorrell

*	Director	November 9, 2016
Kenneth B. Lerer

*	Director	November 9, 2016
Blythe J. McGarvie

Signature	Title	Date

*	Director	November 9, 2016
Judith A. McHale

*	Director	November 9, 2016
Ronald L. Nelson

*	Director	November 9, 2016
Deborah Norville

*	Director	November 9, 2016
Charles E. Phillips, Jr.

*	Director	November 9, 2016
Frederic V. Salerno

*	Director	November 9, 2016
William Schwartz

*	Director	November 9, 2016
Nicole Seligman

*By:	/s/ Michael D. Fricklas	November 9, 2016
Michael D. Fricklas Attorney-in-Fact for the Directors

Item 15(a).
VIACOM INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year Ended September 30, 2016:
Allowance for doubtful accounts	$37	$13	$(6)	$44
Sales returns and allowances	$126	$218	$(251)	$93
Deferred tax valuation allowance	$202	$24	$(31)	$195

Year Ended September 30, 2015:
Allowance for doubtful accounts	$30	$10	$(3)	$37
Sales returns and allowances	$199	$344	$(417)	$126
Deferred tax valuation allowance	$308	$14	$(120)	$202

Year Ended September 30, 2014:
Allowance for doubtful accounts	$33	$2	$(5)	$30
Sales returns and allowances	$261	$468	$(530)	$199
Deferred tax valuation allowance	$277	$54	$(23)	$308

Item 15(b).
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 31, 2015, as amended effective October 6, 2016.*
3.2	Amended and Restated Bylaws of Viacom Inc. effective August 18, 2016.*
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

4.3
Fifth Supplemental Indenture, dated as of August 26, 2009, between Viacom Inc. and The Bank of New York Mellon, including Form of 5.625% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 26, 2009) (File No. 001-32686).

4.4
Sixth Supplemental Indenture, dated as of September 29, 2009, between Viacom Inc. and The Bank of New York Mellon, including Form of 5.625% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed September 30, 2009) (File No. 001-32686).

4.5
Seventh Supplemental Indenture, dated as of February 22, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.500% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 23, 2011) (File No. 001-32686).

4.6
Eighth Supplemental Indenture, dated as of March 31, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.500% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 31, 2011) (File No. 001-32686).

4.7
Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.500% Senior Note due 2016 and 3.875% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

4.8
Tenth Supplemental Indenture, dated as of February 28, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.500% Senior Debenture due 2042 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 28, 2012) (File No. 001-32686).

4.9
Eleventh Supplemental Indenture, dated as of June 14, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.125% Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed June 14, 2012) (File No. 001-32686).

4.10
Twelfth Supplemental Indenture, dated as of November 26, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed November 30, 2012) (File No. 001-32686).

4.11
Thirteenth Supplemental Indenture, dated as of December 4, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

Exhibit No.	Description of Exhibit
4.12
Fourteenth Supplemental Indenture, dated as of December 17, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001-32686).

4.13
Fifteenth Supplemental Indenture, dated as of March 14, 2013, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.250% Senior Notes due 2023 and 4.875% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2013) (File No. 001-32686).

4.14
Sixteenth Supplemental Indenture, dated as of August 19, 2013, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.500% Senior Notes due 2018, 4.250% Senior Notes due 2023 and 5.850% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 19, 2013) (File No. 001-32686).

4.15
Seventeenth Supplemental Indenture, dated as of March 11, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.200% Senior Notes due 2019, 3.875% Senior Notes due 2024 and 5.250% Senior Debentures due 2044 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 11, 2014) (File No. 001-32686).

4.16
Eighteenth Supplemental Indenture, dated as of December 10, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.750% Senior Notes due 2019 and 4.850% Senior Debentures due 2034 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 10, 2014) (File No. 001-32686).

4.17
Nineteenth Supplemental Indenture, dated as of October 4, 2016, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.250% Senior Notes due 2022 and Form of 3.450% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 4, 2016) (File No. 001-32686).

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

10.5	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.6	Viacom Inc. 2006 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**
10.7	Viacom Inc. 2006 RSU Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed March 16, 2006) (File No. 001-32686).**
10.8
Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686), as amended by Amendment No. 1 to Viacom Inc. 2011 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 31, 2013) (File No. 001-32686).**

10.9
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.10
Amendment No. 1, dated January 16, 2014, to the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.11
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).**

10.12
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016, and as further amended and restated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.13
Viacom Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.14
Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective January 18, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 27, 2012) (File No. 001-32686).**

10.15
Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.16	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).**
10.16.1
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.16.2
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.16.3
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.17
Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.18
Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.19
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.20
Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.21
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.22
Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.23
Employment Agreement with Sumner M. Redstone, dated December 29, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed December 30, 2005), as amended by letter agreement dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed September 26, 2006) (File No. 001-32686).**

10.24
Employment Agreement between Viacom Inc. and Philippe P. Dauman, effective as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).**

10.25
Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010), as amended by Letter Agreement dated March 17, 2016 (incorporated by reference to Exhibit 10. 1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 28, 2016), as further amended by Letter Agreement dated September 21, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed September 21, 2016) (File No. 001-32686).**

10.26
Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010) (File No. 001-32686), as amended by Letter Agreement dated August 6, 2012 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Viacom Inc. filed November 15, 2012), as further amended by Amendment dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 6, 2015) and as further amended by the Confidential Settlement and Release Agreement, effective as of August 18, 2016 (File No. 001-32686).**

10.27
Employment Agreement between Viacom Inc. and Wade Davis, effective as of November 27, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).**

10.28
Employment Agreement between Viacom Inc. and Scott Mills, dated as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 9, 2016) (File No. 001-32686).**

10.29
Service Agreement, dated as of March 1, 1994, between George S. Abrams and Former Viacom (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Former Viacom filed on March 31, 1995) (File No. 001-09553), assigned to Viacom Inc.**

10.30
Agreement dated as of June 13, 2016 between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).

10.31
Agreement dated as of June 13, 2016 between Philippe P. Dauman and Viacom Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).

10.32
Confidential Settlement and Release Agreement, effective as of August 18, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed August 23, 2016) (File No. 001-32686).

10.33
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

Exhibit No.	Description of Exhibit
10.34
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