Form 10-Q
period 2016-12-31
Viacom Inc.
filed 2017-02-09
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 31, 2017
Class A common stock, par value $0.001 per share	49,431,379
Class B common stock, par value $0.001 per share	347,464,803

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2016	2015
Revenues	$3,324	$3,154
Expenses:
Operating	1,819	1,593
Selling, general and administrative	701	667
Depreciation and amortization	56	55
Restructuring	42	—
Total expenses	2,618	2,315
Operating income	706	839
Interest expense, net	(156)	(155)
Equity in net earnings of investee companies	13	31
Other items, net	3	2
Earnings before provision for income taxes	566	717
Provision for income taxes	(158)	(256)
Net earnings (Viacom and noncontrolling interests)	408	461
Net earnings attributable to noncontrolling interests	(12)	(12)
Net earnings attributable to Viacom	$396	$449

Basic earnings per share attributable to Viacom	$1.00	$1.13
Diluted earnings per share attributable to Viacom	$1.00	$1.13
Weighted average number of common shares outstanding:
Basic	397.0	396.6
Diluted	397.9	398.4
Dividends declared per share of Class A and Class B common stock	$0.20	$0.40

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
(in millions)	2016	2015
Net earnings (Viacom and noncontrolling interests)	$408	$461
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(138)	(40)
Defined benefit pension plans	2	(5)
Cash flow hedges	—	(1)
Other comprehensive loss (Viacom and noncontrolling interests)	(136)	(46)
Comprehensive income	272	415
Less: Comprehensive income attributable to noncontrolling interest	11	9
Comprehensive income attributable to Viacom	$261	$406

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$443	$379
Receivables, net	3,125	2,712
Inventory, net	908	844
Prepaid and other assets	513	587
Total current assets	4,989	4,522
Property and equipment, net	976	932
Inventory, net	4,159	4,032
Goodwill	11,586	11,400
Intangibles, net	344	315
Other assets	1,258	1,307
Total assets	$23,312	$22,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$375	$453
Accrued expenses	754	773
Participants’ share and residuals	836	801
Program obligations	728	692
Deferred revenue	361	419
Current portion of debt	517	17
Other liabilities	634	517
Total current liabilities	4,205	3,672
Noncurrent portion of debt	11,783	11,896
Participants’ share and residuals	336	358
Program obligations	509	311
Deferred tax liabilities, net	377	381
Other liabilities	1,393	1,349
Redeemable noncontrolling interest	200	211
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 347.6 and 347.6 outstanding, respectively	—	—
Additional paid-in capital	10,136	10,139
Treasury stock, 399.1 and 399.4 common shares held in treasury, respectively	(20,796)	(20,798)
Retained earnings	15,945	15,628
Accumulated other comprehensive loss	(827)	(692)
Total Viacom stockholders’ equity	4,458	4,277
Noncontrolling interests	51	53
Total equity	4,509	4,330
Total liabilities and equity	$23,312	$22,508

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
(in millions)	2016	2015
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$408	$461
Reconciling items:
Depreciation and amortization	56	55
Feature film and program amortization	1,089	1,028
Equity-based compensation	23	26
Equity in net earnings and distributions from investee companies	13	(29)
Deferred income taxes	(63)	299
Operating assets and liabilities, net of acquisitions:
Receivables	(323)	(188)
Production and programming	(1,020)	(1,292)
Accounts payable and other current liabilities	(45)	(481)
Other, net	21	(5)
Net cash provided by/(used in) operating activities	159	(126)

INVESTING ACTIVITIES
Acquisitions and investments, net	(343)	(30)
Capital expenditures	(52)	(26)
Proceeds received from grantor trusts	46	—
Net cash flow used in investing activities	(349)	(56)

FINANCING ACTIVITIES
Borrowings	1,285	—
Debt repayments	(900)	—
Commercial paper	—	290
Purchase of treasury stock	—	(100)
Dividends paid	(79)	(159)
Exercise of stock options	—	1
Other, net	(14)	(22)
Net cash flow provided by financing activities	292	10
Effect of exchange rate changes on cash and cash equivalents	(38)	(7)
Net change in cash and cash equivalents	64	(179)
Cash and cash equivalents at beginning of period	379	506
Cash and cash equivalents at end of period	$443	$327

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
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2017 (“fiscal 2017”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2016, as filed with the SEC on November 9, 2016 (the “2016 Form 10-K”).
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

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The new standard will impact our statement of cash flows by increasing cash flow from operating activities and decreasing cash flow from financing activities in periods when debt prepayment or debt extinguishment costs are paid.

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. ACQUISITION
On November 15, 2016, we acquired Televisión Federal S.A. (“Telefe”), one of the main free-to-air channels and biggest content producers in Argentina, for $336 million, net of cash acquired. Telefe adds to our portfolio of international TV networks and accelerates our growth strategy in Argentina.
The following table summarizes our estimated allocation of the purchase price as of the acquisition date:

Purchase Price Allocation (in millions)

Current assets	$88
Goodwill	250
Intangible assets	49
Property and equipment	76
Other assets	13
Assets acquired	476
Accounts payable and accrued expenses	55
Other liabilities	85
Liabilities assumed	140
$336

The goodwill, which is not deductible for tax purposes, reflects the Company-specific synergies arising from the acquisition. Intangible assets primarily consist of trade names and broadcast licenses with a useful life of 15 years.
The operating results of Telefe in the current and prior year are not material.
NOTE 3. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	December 31, 2016	September 30, 2016
Film inventory:
Released, net of amortization	$680	$632
Completed, not yet released	125	128
In process and other	856	993
	1,661	1,753
Television productions:
Released, net of amortization	30	16
In process and other	84	102
	114	118
Original programming:
Released, net of amortization	1,155	1,082
In process and other	626	706
	1,781	1,788
Acquired program rights, net of amortization	1,417	1,127
Home entertainment inventory	94	90
Total inventory, net	5,067	4,876
Less current portion	908	844
Noncurrent portion	$4,159	$4,032

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	December 31, 2016	September 30, 2016
Senior Notes and Debentures:
Senior notes due December 2016, 2.500%	$—	$400
Senior notes due April 2017, 3.500%	—	499
Senior notes due October 2017, 6.125%	500	499
Senior notes due September 2018, 2.500%	498	498
Senior notes due April 2019, 2.200%	399	399
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	399	399
Senior notes due March 2021, 4.500%	495	495
Senior notes due December 2021, 3.875%	593	593
Senior notes due February 2022, 2.250%	396	—
Senior notes due June 2022, 3.125%	297	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,235	1,235
Senior notes due April 2024, 3.875%	544	544
Senior notes due October 2026, 3.450%	889	—
Senior debentures due December 2034, 4.850%	593	593
Senior debentures due April 2036, 6.875%	1,067	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	244
Senior debentures due March 2043, 4.375%	1,091	1,091
Senior debentures due June 2043, 4.875%	247	247
Senior debentures due September 2043, 5.850%	1,229	1,228
Senior debentures due April 2044, 5.250%	545	545
Capital lease and other obligations	117	120
Total debt	12,300	11,913
Less current portion	517	17
Noncurrent portion	$11,783	$11,896

In October 2016, we issued a total of $1.3 billion of senior notes as follows:

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”); and

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”).

The proceeds, net of discount and other issuance fees and expenses, from the issuance of the Senior Notes were $1.285 billion, a portion of which was used to redeem the senior notes described below.

In November 2016, we redeemed all $400 million of our outstanding 2.500% senior notes due December 2016 and all $500 million of our outstanding 3.500% senior notes due April 2017 at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $906 million, and accrued interest of $6 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $6 million, recorded in Other items, net in the Consolidated Statement of Earnings.
The total unamortized discount and issuance fees and expenses related to our senior notes and debentures was $469 million as of December 31, 2016 and $459 million as of September 30, 2016. The fair value of our senior notes and debentures was approximately $12.3 billion as of December 31, 2016. The valuation of our publicly traded debt is based on quoted prices in active markets.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Credit Facility
At December 31, 2016, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2016.
NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended December 31,
	2016	2015
Interest cost	$8	$9
Expected return on plan assets	(9)	(10)
Recognized actuarial loss	2	1
Net periodic benefit cost	$1	$—

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Quarter Ended December 31,
	2016	2015
Beginning balance	$211	$219
Net earnings	7	7
Distributions	(6)	(7)
Translation adjustment	(12)	(8)
Redemption value adjustment	—	20
Ending Balance	$200	$231

NOTE 7. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2016 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $214 million as of December 31, 2016. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $190 million with respect to such obligations as of December 31, 2016. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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
Purported Class and Derivative Actions
Between June 17, 2016 and August 1, 2016, three substantially similar purported class action complaints were filed in the Delaware Chancery Court by purported Viacom stockholders, against Viacom and Viacom’s directors at the time, as well as National Amusements, Inc. and NAI Entertainment Holdings LLC (together, “NAI”), and were subsequently consolidated into one action. The action - brought on behalf of the class of all holders of Viacom Class B common stock except the named defendants and any person or entity affiliated with any of the defendants - alleges claims for breaches of fiduciary duty against the incumbent director defendants and NAI, and alleges that the Viacom directors who joined the Board of Directors subsequent to the filing of the actions aided and abetted these breaches. In addition to damages and attorneys’ fees, the action seeks “such relief as the Court deems just and proper.” All defendants, including Viacom and certain of its directors, have moved to dismiss the action. The plaintiffs filed an amended consolidated complaint in November 2016, and we have again moved to dismiss the action.
On July 20, 2016, a purported derivative action was commenced in the Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleges that Viacom’s directors breached their fiduciary duties to Viacom in connection with compensation paid to Mr. Redstone. These breaches, it is alleged, permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone. We have moved to dismiss the action.
NOTE 8. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Quarter Ended December 31, 2016			Quarter Ended December 31, 2015
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$4,277	$53	$4,330	$3,538	$61	$3,599
Net earnings	396	12	408	449	12	461
Other comprehensive loss (1)	(135)	(1)	(136)	(43)	(3)	(46)
Noncontrolling interests	—	(13)	(13)	(20)	(12)	(32)
Dividends declared	(79)	—	(79)	(159)	—	(159)
Purchase of treasury stock	—	—	—	(100)	—	(100)
Equity-based compensation and other	(1)	—	(1)	33	—	33
Ending Balance	$4,458	$51	$4,509	$3,698	$58	$3,756

(1) The components of other comprehensive loss are net of tax expense of $1 million and $3 million for the quarters ended December 31, 2016 and 2015, respectively.
NOTE 9. RESTRUCTURING
During the quarter ended December 31, 2016, we recognized a restructuring charge of $42 million for severance, including $7 million of equity-based compensation expense, associated with management changes in connection with ongoing strategic initiatives.
Our restructuring liability by reporting segment is as follows:

(in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2016	$36	$12	$94	$142
Net accruals	28	1	6	35
Severance payments	(13)	(5)	(49)	(67)
December 31, 2016	$51	$8	$51	$110

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Severance payments include $46 million paid from proceeds in grantor trusts established to facilitate the administration of payments to certain former senior executives. As of December 31, 2016, of the remaining $110 million liability, $67 million is classified as a current liability in the Consolidated Balance Sheets, with the remaining $43 million classified as a noncurrent liability. Amounts classified as noncurrent are expected to be paid through 2019, in accordance with applicable contractual terms.
NOTE 10. EARNINGS PER SHARE
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended December 31,
	2016	2015
Weighted average number of common shares outstanding, basic	397.0	396.6
Dilutive effect of equity awards	0.9	1.8
Weighted average number of common shares outstanding, diluted	397.9	398.4

Anti-dilutive common shares	15.6	12.7

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Quarter Ended December 31,
	2016	2015
Cash paid for interest	$150	$157
Cash paid for income taxes	$38	$65
Accounts Receivable
We had $506 million and $547 million of noncurrent trade receivables as of December 31, 2016 and September 30, 2016, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other over-the-top arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
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

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $201 million in assets and $58 million in liabilities as of December 31, 2016, and $190 million in assets and $57 million in liabilities as of September 30, 2016. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Income Taxes
Our effective income tax rate was 27.9% in the quarter ended December 31, 2016, which included a net discrete tax benefit of $15 million that, when taken together with the tax impact of the restructuring charge and debt extinguishment loss, reduced the effective income tax rate by 2.9 percentage points. The net discrete tax benefit was principally related to the reversal of a valuation allowance on net operating losses upon receipt of a favorable tax authority ruling.
Our effective income tax rate was 35.7% in the quarter ended December 31, 2015, which included a net discrete tax expense of $21 million that contributed 2.9 percentage points to the effective income tax rate. The net discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2016 and September 30, 2016:

Financial Asset/(Liability) (in millions)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
December 31, 2016
Marketable securities	$118	$118	$—	$—
Derivatives	(6)	—	(6)	—
Total	$112	$118	$(6)	$—
September 30, 2016
Marketable securities	$114	$114	$—	$—
Derivatives	(13)	—	(13)	—
Total	$101	$114	$(13)	$—

The fair value for marketable securities is determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $932 million and $1.149 billion as of December 31, 2016 and September 30, 2016, respectively. At December 31, 2016, $605 million related to our foreign currency balances and $327 million related to future production costs. At September 30, 2016, $874 million related to our foreign currency balances and $275 million related to future production costs.
NOTE 13. REPORTING SEGMENTS
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

Revenues by Segment (in millions)	Quarter Ended December 31,
	2016	2015
Media Networks	$2,589	$2,565
Filmed Entertainment	758	612
Eliminations	(23)	(23)
Total revenues	$3,324	$3,154

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended December 31,
	2016	2015
Media Networks	$987	$1,057
Filmed Entertainment	(180)	(146)
Corporate expenses	(50)	(50)
Eliminations	7	4
Equity-based compensation	(16)	(26)
Restructuring	(42)	—
Operating income	706	839
Interest expense, net	(156)	(155)
Equity in net earnings of investee companies	13	31
Other items, net	3	2
Earnings before provision for income taxes	$566	$717

Total Assets (in millions)	December 31, 2016	September 30, 2016

Media Networks	$17,449	$16,410
Filmed Entertainment	6,435	6,391
Corporate/Eliminations	(572)	(293)
Total assets	$23,312	$22,508

Revenues by Component (in millions)	Quarter Ended December 31,
	2016	2015
Advertising	$1,294	$1,320
Affiliate	1,144	1,119
Feature film	680	570
Ancillary	229	168
Eliminations	(23)	(23)
Total revenues	$3,324	$3,154

NOTE 14. RELATED PARTY TRANSACTIONS
National Amusements, directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter and the non-executive Vice Chair of Viacom’s Board of Directors and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, (1) Ms. Redstone will also become a trustee of the SMR Trust and (2) the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone and David R. Andelman, a member of the boards of directors of National Amusements and CBS. The current Board of Directors of National Amusements includes Mr. Redstone, Ms. Redstone and Mr. Andelman. In addition, Mr. Redstone serves as Chairman Emeritus of CBS and Ms. Redstone serves as non-executive Vice Chair of CBS.
Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On December 12, 2016, our Board of Directors announced that it had discontinued the exploration of a potential combination of Viacom and CBS following receipt of a related letter and request from National Amusements, and that it had dissolved the Special Committee that was formed to evaluate a potential transaction.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2016 and 2015, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $2 million and $1 million, respectively.
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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended December 31,
	2016	2015
Consolidated Statements of Earnings
Revenues	$44	$43
Operating expenses	$50	$59

	December 31, 2016	September 30, 2016
Consolidated Balance Sheets
Accounts receivable	$3	$3

Participants’ share and residuals, current	$76	$66
Program obligations, current	61	61
Program obligations, noncurrent	27	32
Other liabilities	2	2
Total due to CBS	$166	$161

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended December 31,
	2016	2015
Consolidated Statements of Earnings
Revenues	$51	$5
Operating expenses	$32	$2
Selling, general and administrative	$(3)	$(2)

	December 31, 2016	September 30, 2016
Consolidated Balance Sheets
Accounts receivable	$80	$67
Other assets	2	1
Total due from other related parties	$82	$68

Accounts payable	$7	$8
Other liabilities	43	69
Total due to other related parties	$50	$77

All other related party transactions are not material in the periods presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2016 (the “2016 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview: The overview section provides a summary of our business.
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2016, compared with the quarter ended December 31, 2015. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2016, compared with the quarter ended December 31, 2015, and of our outstanding debt, commitments and contingencies existing as of December 31, 2016.
OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form content, applications (“apps”), games, consumer products, social media experiences and other entertainment content for audiences in more than 180 countries. Our media networks, including Nickelodeon®, COMEDY CENTRAL®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Logo®, Nicktoons®, TeenNick®, Channel 5® (United Kingdom), Telefe™ (Argentina) and Paramount Channel™, reach 510 million households worldwide. Viacom Media Networks also operates branded experiences including channels on streaming services and social media platforms such as DIRECTV NOW and Snapchat Discover. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Paramount Television™ develops, finances and produces programming for television and other platforms.
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
Media Networks
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators, Internet distributors, mobile networks and subscription video-on-demand (“SVOD”) and other over-the-top (“OTT”) services, and (iii) ancillary revenues. Ancillary revenues are principally derived from consumer products, which includes licensing our brands and intellectual property, creation and publishing of interactive games across various platforms (including mobile, PC, and console) and recreation experiences, viewing of our programming through download-to-own and download-to-rent services and the sale of DVDs and Blu-ray discs, and television syndication.
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
Filmed Entertainment
Our Filmed Entertainment segment generates revenues principally from: (i) the worldwide theatrical release and/or distribution of motion pictures, (ii) home entertainment, which includes the worldwide sales and distribution of DVDs and Blu-ray discs relating to the motion pictures released theatrically by Paramount and programming of other Viacom brands such as

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Nickelodeon, MTV, Comedy Central and BET, as well as certain acquired films and content distributed on behalf of third parties such as CBS, the viewing of our films through transactional video-on-demand and download-to-own services, for a fee and/or on a revenue sharing basis, (iii) licensing of film and television programs produced, acquired and/or distributed by Paramount that are licensed on a territory by territory basis, for a fee or on a revenue sharing basis, to SVOD, pay and basic cable television, free television and free video-on-demand services and (iv) ancillary revenues from providing production and facilities services to third parties, primarily at Paramount’s studio lot, licensing its brands for consumer products, themed restaurants, hotels and resorts, live stage plays, film clips and theme parks, and sale of film rights.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters ended December 31, 2016 and 2015.

	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2016	2015	$	%
GAAP
Revenues	$3,324	$3,154	$170	5%
Operating income	706	839	(133)	(16)
Net earnings attributable to Viacom	396	449	(53)	(12)
Diluted earnings per share	1.00	1.13	(0.13)	(12)

Non-GAAP*
Adjusted operating income	$748	$839	$(91)	(11)%
Adjusted net earnings attributable to Viacom	413	470	(57)	(12)
Adjusted diluted earnings per share	1.04	1.18	(0.14)	(12)

* See “Factors Affecting Comparability” section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
Factors Affecting Comparability
The Consolidated Financial Statements reflect our results of operations, financial position and cash flows reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use non-GAAP measures such as consolidated adjusted operating income, adjusted earnings before provision for income taxes, adjusted provision for income taxes, adjusted net earnings attributable to Viacom and adjusted diluted earnings per share (“EPS”), among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings before provision for income taxes, provision for income taxes, net earnings attributable to Viacom and diluted EPS as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarters ended December 31, 2016 and 2015. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended December 31, 2016
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$706	$566	$158	$396	$1.00
Factors Affecting Comparability:
Restructuring	42	42	14	28	0.07
Loss on extinguishment of debt	—	6	2	4	0.01
Discrete tax benefit	—	—	15	(15)	(0.04)
Adjusted results (Non-GAAP)	$748	$614	$189	$413	$1.04

(in millions, except per share amounts)
	Quarter Ended December 31, 2015
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$839	$717	$256	$449	$1.13
Factors Affecting Comparability:
Discrete tax expense	—	—	(21)	21	0.05
Adjusted results (Non-GAAP)	$839	$717	$235	$470	$1.18

Restructuring charge: We recognized a pre-tax restructuring charge of $42 million for severance associated with management changes in connection with ongoing strategic initiatives. As we continue to evaluate our strategic initiatives, we may incur additional restructuring charges in the second fiscal quarter.
Loss on extinguishment of debt: In November 2016, we redeemed all $400 million of our outstanding 2.500% senior notes due December 2016 and all $500 million of our outstanding 3.500% senior notes due April 2017 at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $906 million, and accrued interest of $6 million. As a result, we recognized a pre-tax extinguishment loss of $6 million.
Discrete taxes: The net discrete tax benefit in the quarter ended December 31, 2016 was principally related to the reversal of a valuation allowance on net operating losses upon receipt of a favorable tax authority ruling. The net discrete tax expense in the quarter ended December 31, 2015 was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Revenues
Worldwide revenues increased $170 million, or 5%, to $3.324 billion in the quarter ended December 31, 2016. Filmed Entertainment revenues increased $146 million, or 24%, primarily reflecting higher theatrical and ancillary revenues. Media Networks revenues increased $24 million, or 1%, principally reflecting higher affiliate and ancillary revenues, partially offset by lower advertising revenues.
Expenses
Total expenses increased $303 million, or 13%, to $2.618 billion in the quarter ended December 31, 2016, reflecting higher segment expenses and the $42 million restructuring charge. Filmed Entertainment expenses increased $180 million, or 24%, driven by higher operating expenses and Media Networks expenses increased $94 million, or 6%, driven by higher SG&A and operating expenses.
Operating
Operating expenses increased $226 million, or 14%, to $1.819 billion in the quarter. Filmed Entertainment operating expenses increased $184 million, or 28%, and Media Networks operating expenses increased $45 million, or 5%.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Selling, General and Administrative
SG&A expenses increased $34 million, or 5%, to $701 million in the quarter, primarily driven by an increase in Media Networks SG&A expenses of $47 million, or 9%.
Operating Income
Operating income decreased $133 million, or 16%, to $706 million in the quarter ended December 31, 2016, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $91 million, or 11%, to $748 million. Media Networks adjusted operating income decreased $70 million, or 7%, reflecting higher expenses that more than offset revenue gains. Filmed Entertainment adjusted operating results decreased $34 million, or 23%, principally reflecting higher print and advertising expenses associated with our fiscal 2017 theatrical releases.
Income Taxes
Our effective income tax rate was 27.9% in the quarter ended December 31, 2016. The net discrete tax benefit of $15 million, taken together with the impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 2.9 percentage points. Excluding the impact of these items, our adjusted effective income tax rate was 30.8%, a decline of 2 percentage points from the prior year quarter primarily driven by the change in the mix of domestic and international income.
Our effective income tax rate was 35.7% in the quarter ended December 31, 2015. The net discrete tax expense of $21 million contributed 2.9 percentage points to the effective income tax rate in the quarter. Excluding the impact of the net discrete tax expense, our adjusted effective income tax rate was 32.8%.
Net Earnings Attributable to Viacom
Net earnings attributable to Viacom decreased $53 million, or 12%, to $396 million in the quarter, principally due to the decline in tax-effected operating income described above and a decline in equity in net earnings of investee companies. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings attributable to Viacom decreased $57 million, or 12%, to $413 million.
Diluted Earnings Per Share
Diluted EPS decreased $0.13 per diluted share to $1.00 in the quarter, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS decreased $0.14 per diluted share to $1.04.
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
(continued)

Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2016	2015	$	%
Revenues by Component
Advertising	$1,294	$1,320	$(26)	(2)%
Affiliate	1,144	1,119	25	2
Ancillary	151	126	25	20
Total revenues by component	$2,589	$2,565	$24	1%
Expenses
Operating	$1,002	$957	$(45)	(5)%
Selling, general and administrative	557	510	(47)	(9)
Depreciation and amortization	43	41	(2)	(5)
Total expenses	$1,602	$1,508	$(94)	(6)%
Adjusted Operating Income	$987	$1,057	$(70)	(7)%

Revenues
Worldwide revenues increased $24 million, or 1%, to $2.589 billion in the quarter ended December 31, 2016. Excluding foreign exchange, which had a 2-percentage point unfavorable impact, worldwide revenues increased 3%, including a 1-percentage point favorable impact from the acquisition of Televisión Federal S.A. (“Telefe”). Domestic revenues were substantially flat at $2.055 billion and international revenues increased $26 million, or 5%, to $534 million. Excluding foreign exchange, which had a 13-percentage point unfavorable impact, international revenues increased 18%, driven by growth in Europe and the acquisition of Telefe, which had an 8-percentage point favorable impact on international revenues.
Advertising
Worldwide advertising revenues decreased $26 million, or 2%, to $1.294 billion in the quarter. Excluding foreign exchange, which had a 3-percentage point unfavorable impact, worldwide advertising revenues increased 1%, including a 2-percentage point favorable impact from the acquisition of Telefe. Domestic advertising revenues decreased $30 million, or 3%, to $991 million. While pricing increased, softer ratings at certain of our networks contributed to lower audience delivery, reducing impressions and associated revenue. International advertising revenues increased $4 million, or 1%, to $303 million. Excluding foreign exchange, which had a 15-percentage point unfavorable impact, international advertising revenues increased 16%, driven by the acquisition of Telefe, which had a 10-percentage point favorable impact on international revenues, and growth in Europe.
Affiliate
Worldwide affiliate revenues increased $25 million, or 2%, to $1.144 billion in the quarter. Excluding foreign exchange, which had a 2-percentage point unfavorable impact, worldwide affiliate revenues increased 4%. Domestic affiliate revenues increased $21 million, or 2%, to $985 million, principally reflecting rate increases and the impact of SVOD and other OTT agreements, partially offset by a modest decline in subscribers and the impact of rate equalization due to the consolidation of a major distribution agreement. Excluding the impact from the timing of product available under SVOD and other OTT agreements, domestic affiliate revenues were substantially flat. International affiliate revenues increased $4 million, or 3%, to $159 million. Excluding foreign exchange, which had a 9-percentage point unfavorable impact, international affiliate revenues increased 12%, which reflects the impact of rate increases, subscriber growth and new channel launches, as well as higher revenues from SVOD and other OTT agreements.
Ancillary
Worldwide ancillary revenue increased $25 million, or 20%, to $151 million in the quarter. Excluding foreign exchange, which had a 4-percentage point unfavorable impact, worldwide ancillary revenues increased 24%, including a 4-percentage point favorable impact from the acquisition of Telefe. Domestic ancillary revenues increased $7 million, or 10%, to $79 million, principally driven by higher home video sales. International ancillary revenues increased $18 million, or 33%, to $72 million. Excluding foreign exchange, which had a 10-percentage point unfavorable impact, international ancillary revenues increased 43%, principally driven by higher consumer product revenue and the acquisition of Telefe, which had a 10-percentage point favorable impact on international ancillary revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Media Networks segment expenses increased $94 million, or 6%, to $1.602 billion in the quarter. Excluding foreign exchange, which had a 3-percentage point favorable impact, worldwide expenses increased 9%, including an unfavorable 2-percentage point impact from the acquisition of Telefe.
Operating
Operating expenses increased $45 million, or 5%, to $1.002 billion in the quarter, driven by higher programming costs of $48 million, or 6%, primarily reflecting our continuing investment in original content. Distribution and other expenses declined $3 million, or 3%.
Selling, General and Administrative
SG&A expenses increased $47 million, or 9%, to $557 million in the quarter, principally driven by an increase in incentive compensation costs. We anticipate SG&A expenses will be higher in the second quarter due to costs associated with the integration of Telefe.
Adjusted Operating Income
Adjusted operating income decreased $70 million, or 7%, to $987 million in the quarter, reflecting the operating results discussed above and foreign exchange, which had a 2-percentage point unfavorable impact.
Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2016	2015	$	%
Revenues by Component
Theatrical	$192	$94	$98	104%
Home entertainment	243	239	4	2
Licensing	245	237	8	3
Ancillary	78	42	36	86
Total revenues by component	$758	$612	$146	24%
Expenses
Operating	$847	$663	$(184)	(28)%
Selling, general and administrative	79	82	3	4
Depreciation and amortization	12	13	1	8
Total expenses	$938	$758	$(180)	(24)%
Adjusted Operating Loss	$(180)	$(146)	$(34)	(23)%

Revenues
Worldwide revenues increased $146 million, or 24%, to $758 million in the quarter ended December 31, 2016. Domestic revenues increased 50% to $465 million. International revenues decreased 3% to $293 million, driven by the unfavorable impact of foreign exchange.
Theatrical
Worldwide theatrical revenues increased $98 million, or 104%, to $192 million in the quarter due to higher revenues from our current year releases. Significant current quarter releases were Jack Reacher: Never Go Back, Arrival, Allied, Office Christmas Party and Fences, compared with Daddy’s Home, Paranormal Activity: The Ghost Dimension and The Big Short in the prior year quarter. Domestic theatrical revenues increased 128% and international theatrical revenues increased 73%. Foreign exchange had a 3-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues increased $4 million, or 2%, to $243 million in the quarter. Significant current quarter releases were Star Trek Beyond, Ben-Hur and Florence Foster Jenkins, while the prior year quarter included Mission: Impossible - Rogue Nation and Terminator: Genisys. Domestic home entertainment revenues increased 12% on strong holiday sales, while international home entertainment revenues decreased 14%. Foreign exchange had a 6-percentage point unfavorable impact on international home entertainment revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Licensing
Licensing revenues increased $8 million, or 3%, to $245 million in the quarter. Domestic licensing revenues increased 41%, primarily driven by the release of television product, while international licensing revenues decreased 17%.

Ancillary
Ancillary revenues increased $36 million, or 86%, to $78 million in the quarter. Domestic ancillary revenues increased 109%, driven by the sale of a partial copyright interest in certain films released in the quarter in connection with a slate financing arrangement. International ancillary revenues increased 10%.

Expenses
Total expenses increased $180 million, or 24%, to $938 million in the quarter, driven by higher operating expenses.
Operating
Operating expenses increased $184 million, or 28%, to $847 million in the quarter. Distribution and other costs, principally print and advertising expenses, increased $151 million, or 47%, primarily driven by higher marketing costs for our current year slate. Film costs increased $33 million, or 10%, driven by higher television production costs.
Selling, General and Administrative
SG&A expenses decreased $3 million, or 4%, to $79 million in the quarter.
Adjusted Operating Loss
Adjusted operating loss was $180 million in the quarter compared with $146 million for the prior year quarter. The decline of $34 million in operating results principally reflects higher print and advertising expenses associated with our fiscal 2017 theatrical releases. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective films are recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
(continued)

In December 2016, we entered into a three-year strategic agreement with Shanghai Film Group and Huahua Media. As part of the agreement, Shanghai Film Group and Huahua Media will co-finance approximately twenty-five percent of Paramount’s slate of films for a three-year period, with an option for an additional year.
Cash Flows
Cash and cash equivalents were $443 million as of December 31, 2016, an increase of $64 million compared with September 30, 2016.
The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by/(used in) operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by/(used in) operating activities minus capital expenditures, plus excess tax benefits from equity-based compensation awards (actual tax deductions in excess of amounts previously recognized, which is included within financing activities in the statement of cash flows), as applicable. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of this measure provides investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Change in cash and cash equivalents (in millions)	Quarter Ended December 31,		Better/(Worse)
	2016	2015	$
Net cash provided by/(used in) operating activities	$159	$(126)	$285
Net cash flow used in investing activities	(349)	(56)	(293)
Net cash flow provided by financing activities	292	10	282
Effect of exchange rate changes on cash and cash equivalents	(38)	(7)	(31)
Increase/(decrease) in cash and cash equivalents	$64	$(179)	$243
Reconciliation of net cash provided by/(used in) operating activities to free cash flow and operating free cash flow
Net cash provided by/(used in) operating activities (GAAP)	$159	$(126)	$285
Capital expenditures	(52)	(26)	(26)
Free cash flow (Non-GAAP)	107	(152)	259
Debt retirement premium	6	—	6
Operating free cash flow (Non-GAAP)	$113	$(152)	$265

Operating Activities
Cash provided by operating activities improved $285 million for the quarter ended December 31, 2016, primarily reflecting the timing of film and programming spend.
Investing Activities
Cash used in investing activities increased $293 million for the quarter ended December 31, 2016, principally driven by the acquisition of Telefe for $336 million, net of cash acquired, in the current quarter.
Financing Activities
Cash provided by financing activities increased $282 million for the quarter ended December 31, 2016, primarily driven by debt transactions totaling $95 million and lower dividend payments of $80 million. In addition, we did not repurchase stock in the current quarter compared with stock repurchase payments of $100 million in the prior year quarter.
Capital Resources
Capital Structure and Debt
Total debt was $12.300 billion as of December 31, 2016, an increase of $387 million from $11.913 billion at September 30, 2016.
In October 2016, we issued a total of $1.3 billion of senior notes as follows:

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

The proceeds, net of discount and other issuance fees and expenses, from the issuance of the Senior Notes were $1.285 billion, a portion of which was used to redeem the senior notes described below.

In November 2016, we redeemed all $400 million of our outstanding 2.500% senior notes due December 2016 and all $500 million of our outstanding 3.500% senior notes due April 2017 at a redemption price equal to the sum of the principal amount and a make-whole amount, together totaling $906 million, and accrued interest of $6 million. As a result of the redemption, we recognized a pre-tax extinguishment loss of $6 million.
Credit Facility
At December 31, 2016, there were no amounts outstanding under our credit facility. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2016.
Commitments and Contingencies
Legal Matters
See Note 7 to the Consolidated Financial Statements for information regarding legal matters.
OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 14 to the Consolidated Financial Statements.
On December 12, 2016, our Board of Directors announced that it had discontinued the exploration of a potential combination of Viacom and CBS following receipt of a related letter and request from National Amusements, and that it had dissolved the Special Committee that was formed to evaluate a potential transaction.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the effect of recent changes in management and our board of directors; the public acceptance of our brands, programs, motion pictures and other entertainment content on the various platforms on which they are distributed; the impact of inadequate audience measurement on our program ratings and advertising and affiliate revenues; technological developments and their effect in our markets and on consumer behavior; competition for content, audiences, advertising and distribution; the impact of piracy; economic fluctuations in advertising and retail markets, and economic conditions generally; fluctuations in our results due to the timing, mix, number and availability of our motion pictures and other programming; the potential for loss of carriage or other reduction in the distribution of our content; changes in the Federal communications or other laws and regulations; evolving cybersecurity and similar risks; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described below and in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2016 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2016 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 7 to the Consolidated Financial Statements.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2016 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Summary of Viacom Inc. Compensation for Outside Directors.

10.2*	Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016, and as further amended and restated as of October 31, 2016.

10.3
Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective December 12, 2016 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed on December 16, 2016) (File No. 001-32686).

10.4*	Employment Agreement between Viacom Inc. and Robert Bakish, dated as of December 12, 2016.

10.5*	Letter Agreement between Viacom Inc. and Robert Bakish, dated as of December 12, 2016.

10.6*	Viacom Inc. 2016 Long-Term Management Incentive Plan: Form of Terms and Conditions to the Performance Share Units.

10.7*	Employment Agreement between Viacom Inc. and Robert Bakish, dated as of October 31, 2016 (superseded by Employment Agreement between Viacom Inc. and Robert Bakish dated as of December 12, 2016).

10.8*	Letter Agreement between Viacom Inc. and Robert Bakish, dated as of October 31, 2016 (superseded by Employment Agreement between Viacom Inc. and Robert Bakish dated as of December 12, 2016).

10.9*	Letter Agreement between Viacom Inc. and Michael D. Fricklas, dated as of December 12, 2016.

10.10*	Employment Agreement between Viacom Inc. and DeDe Lea, dated as of November 14, 2016.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: February 9, 2017	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: February 9, 2017	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)