Form 10-Q
period 2017-03-31
Viacom Inc.
filed 2017-05-04
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 30, 2017
Class A common stock, par value $0.001 per share	49,431,379
Class B common stock, par value $0.001 per share	352,300,394

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues	$3,256	$3,001	$6,580	$6,155
Expenses:
Operating	1,944	1,654	3,763	3,247
Selling, general and administrative	748	705	1,449	1,372
Depreciation and amortization	58	56	114	111
Restructuring	174	—	216	—
Total expenses	2,924	2,415	5,542	4,730
Operating income	332	586	1,038	1,425
Interest expense, net	(158)	(155)	(314)	(310)
Equity in net earnings of investee companies	18	35	31	66
Loss on extinguishment of debt	(30)	—	(36)	—
Other items, net	(8)	(6)	1	(4)
Earnings before provision for income taxes	154	460	720	1,177
Provision for income taxes	(26)	(151)	(184)	(407)
Net earnings (Viacom and noncontrolling interests)	128	309	536	770
Net earnings attributable to noncontrolling interests	(7)	(6)	(19)	(18)
Net earnings attributable to Viacom	$121	$303	$517	$752

Basic earnings per share attributable to Viacom	$0.30	$0.76	$1.30	$1.90
Diluted earnings per share attributable to Viacom	$0.30	$0.76	$1.30	$1.89
Weighted average number of common shares outstanding:
Basic	398.2	396.1	397.6	396.4
Diluted	399.5	397.4	398.7	397.9
Dividends declared per share of Class A and Class B common stock	$0.20	$0.40	$0.40	$0.80

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Net earnings (Viacom and noncontrolling interests)	$128	$309	$536	$770
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	63	22	(75)	(18)
Defined benefit pension plans	1	1	3	(4)
Cash flow hedges	2	2	2	1
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	66	25	(70)	(21)
Comprehensive income	194	334	466	749
Less: Comprehensive income attributable to noncontrolling interest	7	5	18	14
Comprehensive income attributable to Viacom	$187	$329	$448	$735

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$671	$379
Receivables, net	3,031	2,712
Inventory, net	918	844
Prepaid and other assets	508	587
Total current assets	5,128	4,522
Property and equipment, net	964	932
Inventory, net	4,058	4,032
Goodwill	11,609	11,400
Intangibles, net	325	315
Other assets	1,258	1,307
Total assets	$23,342	$22,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$347	$453
Accrued expenses	791	773
Participants’ share and residuals	838	801
Program obligations	716	692
Deferred revenue	382	419
Current portion of debt	18	17
Other liabilities	468	517
Total current liabilities	3,560	3,672
Noncurrent portion of debt	12,171	11,896
Participants’ share and residuals	354	358
Program obligations	548	311
Deferred tax liabilities, net	292	381
Other liabilities	1,434	1,349
Redeemable noncontrolling interest	200	211
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 351.8 and 347.6 outstanding, respectively	—	—
Additional paid-in capital	10,143	10,139
Treasury stock, 395.0 and 399.4 common shares held in treasury, respectively	(20,635)	(20,798)
Retained earnings	15,987	15,628
Accumulated other comprehensive loss	(761)	(692)
Total Viacom stockholders’ equity	4,734	4,277
Noncontrolling interests	49	53
Total equity	4,783	4,330
Total liabilities and equity	$23,342	$22,508

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$536	$770
Reconciling items:
Depreciation and amortization	114	111
Feature film and program amortization	2,312	2,106
Equity-based compensation	50	52
Equity in net earnings and distributions from investee companies	(5)	(62)
Deferred income taxes	(150)	377
Operating assets and liabilities, net of acquisitions:
Receivables	(199)	52
Production and programming	(2,048)	(2,500)
Accounts payable and other current liabilities	(258)	(508)
Other, net	53	(114)
Net cash provided by operating activities	405	284

INVESTING ACTIVITIES
Acquisitions and investments, net	(343)	(44)
Capital expenditures	(95)	(54)
Proceeds received from grantor trusts	49	—
Sale of marketable securities	108	—
Net cash flow used in investing activities	(281)	(98)

FINANCING ACTIVITIES
Borrowings	2,569	—
Debt repayments	(2,300)	—
Commercial paper	—	250
Purchase of treasury stock	—	(100)
Dividends paid	(159)	(318)
Exercise of stock options	115	3
Other, net	(34)	(43)
Net cash provided by/(used in) financing activities	191	(208)
Effect of exchange rate changes on cash and cash equivalents	(23)	(4)
Net change in cash and cash equivalents	292	(26)
Cash and cash equivalents at beginning of period	379	506
Cash and cash equivalents at end of period	$671	$480

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
The operating results of Telefe in the current and prior year are not material.
NOTE 3. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	March 31, 2017	September 30, 2016
Film inventory:
Released, net of amortization	$687	$632
Completed, not yet released	6	128
In process and other	909	993
	1,602	1,753
Television productions:
Released, net of amortization	31	16
In process and other	57	102
	88	118
Original programming:
Released, net of amortization	1,224	1,082
In process and other	524	706
	1,748	1,788
Acquired program rights, net of amortization	1,445	1,127
Home entertainment inventory	93	90
Total inventory, net	4,976	4,876
Less current portion	918	844
Noncurrent portion	$4,058	$4,032

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	March 31, 2017	September 30, 2016
Senior Notes and Debentures:
Senior notes due December 2016, 2.500%	$—	$400
Senior notes due April 2017, 3.500%	—	499
Senior notes due October 2017, 6.125%	—	499
Senior notes due September 2018, 2.500%	—	498
Senior notes due April 2019, 2.200%	—	399
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	399	399
Senior notes due March 2021, 4.500%	495	495
Senior notes due December 2021, 3.875%	594	593
Senior notes due February 2022, 2.250%	396	—
Senior notes due June 2022, 3.125%	297	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,236	1,235
Senior notes due April 2024, 3.875%	545	544
Senior notes due October 2026, 3.450%	889	—
Senior debentures due December 2034, 4.850%	593	593
Senior debentures due April 2036, 6.875%	1,067	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	244	244
Senior debentures due March 2043, 4.375%	1,093	1,091
Senior debentures due June 2043, 4.875%	247	247
Senior debentures due September 2043, 5.850%	1,229	1,228
Senior debentures due April 2044, 5.250%	545	545
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	—
Junior subordinated debentures due February 2057, 6.250%	642	—
Capital lease and other obligations	114	120
Total debt	12,189	11,913
Less current portion	18	17
Noncurrent portion	$12,171	$11,896

In the six months ended March 31, 2017, we issued $2.6 billion of junior debentures and senior notes and redeemed $2.3 billion of senior notes. Our issuances of debt were comprised of:

•	$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 5 years (the “5-year Hybrid debentures”); and

•
$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 10 years (the “10-year Hybrid debentures” and, together with the 5-year Hybrid debentures, the “Hybrid Debentures”).

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”); and

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”).

The 5-year Hybrid debentures will accrue interest at a rate of 5.875% until February 28, 2022, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.895%, reset quarterly. The 10-year Hybrid debentures will accrue interest at a rate of 6.250% until February 28, 2027, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.899%, reset quarterly. The Hybrid Debentures can be called by us at any time after the expiration of the fixed-rate period.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The proceeds, net of issuance fees and expenses, from the issuance of the Hybrid Debentures and the Senior Notes were $2.569 billion, which were used to redeem the following senior notes:

•	$500 million of our outstanding 6.125% senior notes due October 2017

•	$500 million of our outstanding 2.500% senior notes due September 2018

•	$400 million of our outstanding 2.200% senior notes due April 2019

•	$400 million of our outstanding 2.500% senior notes due December 2016

•	$500 million of our outstanding 3.500% senior notes due April 2017
The aggregate redemption price was equal to the sum of the principal amounts and a make-whole amount, together totaling $2.333 billion, and accrued interest of $26 million. As a result of the redemptions, we recognized pre-tax extinguishment losses of $30 million, which included $3 million of unamortized debt discount and issuance fees, and $36 million in the quarter and six months ended March 31, 2017, respectively.
The total unamortized discount and issuance fees and expenses related to our senior notes and senior and junior debentures was $477 million as of March 31, 2017 and $459 million as of September 30, 2016. The fair value of our senior notes and senior and junior debentures was approximately $12.6 billion as of March 31, 2017. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
At March 31, 2017, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2017.
NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest cost	$8	$8	$16	$17
Expected return on plan assets	(9)	(9)	(18)	(19)
Recognized actuarial loss	2	2	4	3
Net periodic benefit cost	$1	$1	$2	$1

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Six Months Ended March 31,
	2017	2016
Beginning balance	$211	$219
Net earnings	9	9
Distributions	(10)	(12)
Translation adjustment	(9)	(16)
Redemption value adjustment	(1)	21
Ending Balance	$200	$221

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
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $204 million as of March 31, 2017. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $190 million with respect to such obligations as of March 31, 2017. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
Purported Class and Derivative Actions
Between June 17, 2016 and August 1, 2016, three substantially similar purported class action complaints were filed in the Delaware Chancery Court by purported Viacom stockholders, against Viacom and Viacom’s directors at the time (the “Incumbent Directors”), as well as National Amusements, Inc. (“National Amusements”) and NAI Entertainment Holdings LLC (together, “NAI”), and were subsequently consolidated into one action. The action - brought on behalf of the class of all holders of Viacom Class B common stock except the named defendants and any person or entity affiliated with any of the defendants - alleges claims for breaches of fiduciary duty against the incumbent director defendants and NAI, and alleges that the Viacom directors who joined the Board of Directors subsequent to the filing of the actions (the “New Directors”) aided and abetted these breaches. In addition to damages and attorneys’ fees, the action seeks “such relief as the Court deems just and proper.” All defendants, including Viacom and the Incumbent Directors, have moved to dismiss the action. The plaintiffs filed an amended consolidated complaint in November 2016, and we again moved to dismiss the action. In March 2017, plaintiffs and the New Directors petitioned the court to dismiss the New Directors from the lawsuit, and the court dismissed the New Directors from the lawsuit without prejudice.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$4,277	$53	$4,330	$3,538	$61	$3,599
Net earnings	517	19	536	752	18	770
Other comprehensive loss (1)	(69)	(1)	(70)	(17)	(4)	(21)
Noncontrolling interests	1	(22)	(21)	(21)	(17)	(38)
Dividends declared	(159)	—	(159)	(318)	—	(318)
Purchase of treasury stock	—	—	—	(100)	—	(100)
Equity-based compensation and other	167	—	167	55	—	55
Ending Balance	$4,734	$49	$4,783	$3,889	$58	$3,947

(1) The components of other comprehensive loss are net of tax expense of $3 million and $5 million for the six months ended March 31, 2017 and 2016, respectively.
NOTE 9. RESTRUCTURING AND PROGRAMMING CHARGES
In February 2017, following a comprehensive review of our operations and performance, we announced new strategic priorities that included, among other things, increased focus and commitment to six flagship brands: BET, Comedy Central, MTV, Nickelodeon, Nick Jr. and Paramount (our “flagship brand strategy”). In connection with strategic initiatives resulting from execution of the new strategic priorities, we recognized pre-tax restructuring and programming charges of $280 million and $322 million in the quarter and six months ended March 31, 2017, respectively. The charges, as detailed in the table below, include severance charges, a non-cash intangible asset impairment charge resulting from the decision to abandon an international trade name and a programming charge associated with management’s decision to cease use of certain original and acquired programming in connection with our flagship brand strategy. The programming charge is included within Operating expenses in the Consolidated Statement of Earnings.
The following table presents the restructuring and programming charges incurred in 2017 by reporting segment:

Restructuring and Programming Charges (in millions)	Quarter Ended March 31, 2017				Six Months Ended March 31, 2017
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$97	$47	$12	$156	$130	$48	$20	$198
Asset impairment	18	—	—	18	18	—	—	18
Restructuring	115	47	12	174	148	48	20	216
Programming	106	—	—	106	106	—	—	106
Total	$221	$47	$12	$280	$254	$48	$20	$322

(1) Includes equity-based compensation expense of $13 million in the quarter and $20 million in the six months ended March 31, 2017.
Our severance liability by reporting segment is as follows:

Severance Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2016	$36	$12	$94	$142
Net accruals	124	39	15	178
Severance payments	(19)	(8)	(55)	(82)
March 31, 2017	$141	$43	$54	$238

Severance payments include $49 million paid from proceeds in grantor trusts established to facilitate the administration of payments to certain former senior executives. As of March 31, 2017, of the remaining $238 million liability, $140 million is classified as a current liability in the Consolidated Balance Sheets, with the remaining $98 million classified as a noncurrent liability. Amounts classified as noncurrent are expected to be paid through 2019, in accordance with applicable contractual terms.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Weighted average number of common shares outstanding, basic	398.2	396.1	397.6	396.4
Dilutive effect of equity awards	1.3	1.3	1.1	1.5
Weighted average number of common shares outstanding, diluted	399.5	397.4	398.7	397.9

Anti-dilutive common shares	11.8	13.2	13.7	13.0

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Six Months Ended March 31,
	2017	2016
Cash paid for interest	$320	$302
Cash paid for income taxes	$315	$204
Accounts Receivable
We had $482 million and $547 million of noncurrent trade receivables as of March 31, 2017 and September 30, 2016, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other over-the-top arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
Assets Held for Sale
Certain Media Networks assets included within Property and equipment, net and Intangibles, net in our Consolidated Balance Sheets, with a carrying value of approximately $60 million, are held for sale. We expect the sales of these assets to be completed within a year and plan to use the proceeds for the repayment of outstanding debt.
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

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $199 million in assets and $61 million in liabilities as of March 31, 2017, and $190 million in assets and $57 million in liabilities as of September 30, 2016. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Income Taxes
Our effective income tax rate was 16.9% and 25.6% in the quarter and six months ended March 31, 2017, respectively. Net discrete tax benefit of $4 million in the quarter and $19 million in the six months, taken together with the discrete tax impact of the restructuring and programming charges and debt extinguishment loss, reduced the effective income tax rate by 13.3 and 4.9 percentage points, respectively. The net discrete tax benefit in the quarter was related to the release of tax reserves with respect to certain effectively settled tax positions. The net discrete tax benefit in the six months was principally related to the reversal of a valuation allowance on net operating losses upon receipt of a favorable tax authority ruling and the release of tax reserves with respect to certain effectively settled tax positions.
Our effective income tax rate was 32.8% and 34.6% in the quarter and six months ended March 31, 2016, respectively. Net discrete tax expense of $21 million contributed 1.8 percentage points to the effective income tax rate in the six months. The net discrete tax expense was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2017 and September 30, 2016:

Financial Asset/(Liability) (in millions)		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2017
Marketable securities	$—	$—	$—	$—
Derivatives	(7)	—	(7)	—
Total	$(7)	$—	$(7)	$—
September 30, 2016
Marketable securities	$114	$114	$—	$—
Derivatives	(13)	—	(13)	—
Total	$101	$114	$(13)	$—

During the quarter, we sold our investments in marketable securities. The fair value for marketable securities was determined utilizing a market approach based on quoted market prices in active markets at period end and the fair value for derivatives is determined utilizing a market-based approach.
The notional value of all foreign exchange contracts was $1.116 billion and $1.149 billion as of March 31, 2017 and September 30, 2016, respectively. At March 31, 2017, $648 million related to our foreign currency balances and $468 million related to future production costs. At September 30, 2016, $874 million related to our foreign currency balances and $275 million related to future production costs.
NOTE 13. REPORTING SEGMENTS
The following tables set forth our financial performance by reporting segment. Our reporting segments have been determined in accordance with our internal management structure. We manage our operations through two reporting segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the licensing of Filmed Entertainment’s feature film and television content by Media Networks. The elimination of such intercompany transactions in the Consolidated Financial Statements is included within eliminations in the tables below.

Our measure of segment performance is adjusted operating income. Adjusted operating income is defined as operating income, before equity-based compensation and certain other items identified as affecting comparability, when applicable.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Segment (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Media Networks	$2,394	$2,381	$4,983	$4,946
Filmed Entertainment	895	655	1,653	1,267
Eliminations	(33)	(35)	(56)	(58)
Total revenues	$3,256	$3,001	$6,580	$6,155

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Media Networks	$747	$805	$1,734	$1,862
Filmed Entertainment	(66)	(136)	(246)	(282)
Corporate expenses	(55)	(53)	(105)	(103)
Eliminations	—	(4)	7	—
Equity-based compensation	(14)	(26)	(30)	(52)
Restructuring and programming charges	(280)	—	(322)	—
Operating income	332	586	1,038	1,425
Interest expense, net	(158)	(155)	(314)	(310)
Equity in net earnings of investee companies	18	35	31	66
Loss on extinguishment of debt	(30)	—	(36)	—
Other items, net	(8)	(6)	1	(4)
Earnings before provision for income taxes	$154	$460	$720	$1,177

Total Assets (in millions)	March 31, 2017	September 30, 2016

Media Networks	$17,282	$16,410
Filmed Entertainment	6,344	6,391
Corporate/Eliminations	(284)	(293)
Total assets	$23,342	$22,508

Revenues by Component (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Advertising	$1,109	$1,123	$2,403	$2,443
Affiliate	1,156	1,129	2,300	2,248
Feature film	783	610	1,463	1,180
Ancillary	241	174	470	342
Eliminations	(33)	(35)	(56)	(58)
Total revenues	$3,256	$3,001	$6,580	$6,155

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2017 and 2016, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $4 million in each period.
Viacom and CBS Corporation Related Party Transactions
In the ordinary course of business, we are involved in transactions with CBS and its various businesses that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.
Our Filmed Entertainment segment earns revenues and recognizes expenses associated with its distribution of certain television products into the home entertainment market on behalf of CBS. Pursuant to its agreement with CBS, Paramount distributes CBS’s library of television and other content on DVD and Blu-ray disc on a worldwide basis. Under the terms of the agreement, Paramount is entitled to retain a fee based on a percentage of gross receipts and is generally responsible for all out-of-pocket costs, which are recoupable together with any advance amounts paid. Paramount made advance payments of $25 million to CBS during the current fiscal year. Paramount also earns revenues from CBS through leasing of studio space and licensing of certain film products.
Our Media Networks segment recognizes advertising revenues and purchases television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Consolidated Statements of Earnings
Revenues	$30	$22	$74	$65
Operating expenses	$40	$29	$90	$88

			March 31, 2017	September 30, 2016
Consolidated Balance Sheets
Accounts receivable			$3	$3

Participants’ share and residuals, current			$73	$66
Program obligations, current			59	61
Program obligations, noncurrent			63	32
Other liabilities			1	2
Total due to CBS			$196	$161

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Consolidated Statements of Earnings
Revenues	$44	$25	$95	$30
Operating expenses	$25	$14	$57	$16
Selling, general and administrative	$(3)	$(4)	$(6)	$(6)

			March 31, 2017	September 30, 2016
Consolidated Balance Sheets
Accounts receivable			$81	$67
Other assets			2	1
Total due from other related parties			$83	$68

Accounts payable			$7	$8
Other liabilities			41	69
Total due to other related parties			$48	$77

All other related party transactions are not material in the periods presented.
NOTE 15. SUBSEQUENT EVENTS
On April 5, 2017, we announced an agreement for Metro-Goldwyn-Mayer to acquire our 49.76% interest in EPIX, a premium entertainment network, for approximately $597 million. The transaction is subject to regulatory approval and is expected to close during our fiscal third quarter. We expect to recognize a gain of approximately $290 million from the sale. In addition, prior to the closing of the sale, EPIX will pay a dividend, of which our pro rata share is approximately $37 million.

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2017, compared with the quarter and six months ended March 31, 2016. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2017, compared with the six months ended March 31, 2016, and of our outstanding debt, commitments and contingencies existing as of March 31, 2017.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarter and six months ended March 31, 2017 and 2016.

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2017	2016	$	%	2017	2016	$	%
GAAP
Revenues	$3,256	$3,001	$255	8%	$6,580	$6,155	$425	7%
Operating income	332	586	(254)	(43)	1,038	1,425	(387)	(27)
Net earnings attributable to Viacom	121	303	(182)	(60)	517	752	(235)	(31)
Diluted earnings per share	0.30	0.76	(0.46)	(61)	1.30	1.89	(0.59)	(31)

Non-GAAP*
Adjusted operating income	$612	$586	$26	4%	$1,360	$1,425	$(65)	(5)%
Adjusted net earnings attributable to Viacom	317	303	14	5	730	773	(43)	(6)
Adjusted diluted earnings per share	0.79	0.76	0.03	4	1.83	1.94	(0.11)	(6)

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
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarter and six months ended March 31, 2017 and the six months ended March 31, 2016. There were no adjustments to our results for the quarter ended March 31, 2016. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended March 31, 2017
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$332	$154	$26	$121	$0.30
Factors Affecting Comparability:
Restructuring and programming charges	280	280	100	180	0.45
Loss on extinguishment of debt	—	30	10	20	0.05
Discrete tax benefit	—	—	4	(4)	(0.01)
Adjusted results (Non-GAAP)	$612	$464	$140	$317	$0.79

(in millions, except per share amounts)
	Six Months Ended March 31, 2017
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$1,038	$720	$184	$517	$1.30
Factors Affecting Comparability:
Restructuring and programming charges	322	322	114	208	0.52
Loss on extinguishment of debt	—	36	12	24	0.06
Discrete tax benefit	—	—	19	(19)	(0.05)
Adjusted results (Non-GAAP)	$1,360	$1,078	$329	$730	$1.83

(in millions, except per share amounts)
	Six Months Ended March 31, 2016
	Operating Income	Earnings Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Viacom	Diluted EPS
Reported results (GAAP)	$1,425	$1,177	$407	$752	$1.89
Factors Affecting Comparability:
Discrete tax expense	—	—	(21)	21	0.05
Adjusted results (Non-GAAP)	$1,425	$1,177	$386	$773	$1.94

Restructuring and programming charges: In February 2017, following a comprehensive review of our operations and performance, we announced new strategic priorities that included, among other things, increased focus and commitment to six flagship brands: BET, Comedy Central, MTV, Nickelodeon, Nick Jr. and Paramount (our “flagship brand strategy”). In connection with strategic initiatives resulting from execution of the new strategic priorities, we recognized pre-tax restructuring and programming charges of $280 million and $322 million in the quarter and six months ended March 31, 2017, respectively. The charges, as detailed in the table below, include severance charges, a non-cash intangible asset impairment charge resulting from the decision to abandon an international trade name and a programming charge associated with management’s decision to cease use of certain original and acquired programming in connection with our flagship brand strategy. The programming charge is included within Operating expenses in the Consolidated Statement of Earnings. As we continue to evaluate our strategic initiatives, we may incur additional restructuring and other charges in the third fiscal quarter.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The following table presents the restructuring and programming charges incurred in 2017 by reporting segment:

Restructuring and Programming Charges (in millions)	Quarter Ended March 31, 2017				Six Months Ended March 31, 2017
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$97	$47	$12	$156	$130	$48	$20	$198
Asset impairment	18	—	—	18	18	—	—	18
Restructuring	115	47	12	174	148	48	20	216
Programming	106	—	—	106	106	—	—	106
Total	$221	$47	$12	$280	$254	$48	$20	$322

Loss on extinguishment of debt: In 2017, we redeemed $2.3 billion of our senior notes outstanding at a redemption price equal to the sum of the principal amounts and a make-whole amount, together totaling $2.333 billion. As a result of the redemptions, we recognized pre-tax extinguishment losses of $30 million, which included $3 million of unamortized debt discount and issuance fees, and $36 million in the quarter and six months ended March 31, 2017, respectively.
Discrete taxes: The net discrete tax benefit in the quarter ended March 31, 2017 was related to the release of tax reserves with respect to certain effectively settled tax positions. The net discrete tax benefit in the six months ended March 31, 2017 was principally related to the reversal of a valuation allowance on net operating losses upon receipt of a favorable tax authority ruling, as well as the release of tax reserves with respect to certain effectively settled tax positions. The net discrete tax expense in the six months ended March 31, 2016 was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
Revenues
Worldwide revenues increased $255 million, or 8%, to $3.256 billion in the quarter and $425 million, or 7%, to $6.580 billion in the six months ended March 31, 2017. Filmed Entertainment revenues increased $240 million, or 37%, in the quarter and $386 million, or 30%, in the six months, reflecting increases across all revenue streams. Media Networks revenues increased $13 million, or 1%, in the quarter and $37 million, or 1%, in the six months, principally reflecting higher affiliate revenues, partially offset by lower advertising revenues, as well as higher ancillary revenues in the six month period.
Expenses
Total expenses increased $509 million, or 21%, to $2.924 billion in the quarter ended March 31, 2017, reflecting restructuring and programming charges of $280 million and higher segment expenses. Total expenses increased $812 million, or 17%, to $5.542 billion in the six months ended March 31, 2017, primarily driven by higher segment expenses and restructuring and programming charges of $322 million. Filmed Entertainment expenses increased $170 million, or 21%, in the quarter and $350 million, or 23%, in the six months, driven by higher operating expenses. Media Networks expenses increased $71 million, or 5%, in the quarter and $165 million, or 5%, in the six months, driven by higher SG&A and operating expenses.
Operating
Operating expenses increased $290 million, or 18%, to $1.944 billion in the quarter and $516 million, or 16%, to $3.763 billion in the six months. Consolidated operating expenses include a Media Networks programming charge of $106 million in the quarter and six months. Filmed Entertainment operating expenses increased $177 million, or 26%, in the quarter and $361 million, or 27%, in the six months. Media Networks segment operating expenses increased $8 million, or 1%, in the quarter and $53 million, or 3%, in the six months.
Selling, General and Administrative
SG&A expenses increased $43 million, or 6%, to $748 million in the quarter and $77 million, or 6%, to $1.449 billion in the six months, reflecting higher segment expenses of $54 million in the quarter and $98 million in the six months, partially offset by a decrease in equity-based compensation of $12 million in the quarter and $22 million in the six months, primarily driven by management changes. Media Networks SG&A expenses increased $59 million, or 11%, in the quarter and $106 million, or 10%, in the six months. Filmed Entertainment SG&A expenses decreased $5 million, or 6%, in the quarter and $8 million, or 5%, in the six months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Restructuring
As discussed in “Factors Affecting Comparability”, restructuring charges of $174 million and $216 million were recognized in the quarter and six months ended March 31, 2017, respectively. The charges include severance of $156 million in the quarter and $198 million in the six months and a non-cash intangible asset impairment charge of $18 million in the quarter and six months.
Operating Income
Operating income decreased $254 million, or 43%, to $332 million in the quarter and $387 million, or 27%, to $1.038 billion in the six months ended March 31, 2017, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $26 million, or 4%, to $612 million in the quarter and decreased $65 million, or 5%, to $1.360 billion in the six months. Filmed Entertainment adjusted operating results improved $70 million, or 51%, in the quarter and $36 million, or 13%, in the six months, while Media Networks adjusted operating income decreased $58 million, or 7%, in the quarter and $128 million, or 7%, in the six months.
Income Taxes
Our effective income tax rate was 16.9% and 25.6% in the quarter and six months ended March 31, 2017, respectively. A net discrete tax benefit of $4 million in the quarter and $19 million in the six months, taken together with the discrete tax impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 13.3 and 4.9 percentage points in the quarter and six months, respectively. Excluding the impact of these items, our adjusted effective income tax rate was 30.2% in the quarter, a decline of 2.6 percentage points from the prior year quarter, and 30.5% in the six months, a decline of 2.3 percentage points from the prior year period, primarily driven by the change in the mix of domestic and international income.
Our effective income tax rate was 32.8% and 34.6% in the quarter and six months ended March 31, 2016, respectively. A net discrete tax expense of $21 million contributed 1.8 percentage points to the effective income tax rate in the six months. Excluding the impact of the net discrete tax expense, our adjusted effective income tax rate was 32.8% in the six months.
Net Earnings Attributable to Viacom
Net earnings attributable to Viacom decreased $182 million, or 60%, to $121 million in the quarter and $235 million, or 31%, to $517 million in the six months, principally due to the restructuring and programming charges described above and foreign exchange, which had an unfavorable impact of 3-percentage points and 2-percentage points in the quarter and six months, respectively. In addition, equity in net earnings of investee companies decreased $17 million in the quarter and $35 million in the six months. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings attributable to Viacom increased $14 million, or 5%, to $317 million in the quarter and decreased $43 million, or 6%, to $730 million in the six months.
Diluted Earnings Per Share
Diluted EPS decreased $0.46 per diluted share to $0.30 in the quarter and $0.59 per diluted share to $1.30 in the six months, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS increased $0.03 per diluted share to $0.79 in the quarter and decreased $0.11 per diluted share to $1.83 in the six months.
Segment Results of Operations
Transactions between reportable segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the licensing of Filmed Entertainment’s feature film and television content by Media Networks.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2017	2016	$	%	2017	2016	$	%
Revenues by Component
Advertising	$1,109	$1,123	$(14)	(1)%	$2,403	$2,443	$(40)	(2)%
Affiliate	1,156	1,129	27	2	2,300	2,248	52	2
Ancillary	129	129	—	—	280	255	25	10
Total revenues by component	$2,394	$2,381	$13	1%	$4,983	$4,946	$37	1%
Expenses
Operating	$1,004	$996	$(8)	(1)%	$2,006	$1,953	$(53)	(3)%
Selling, general and administrative	597	538	(59)	(11)	1,154	1,048	(106)	(10)
Depreciation and amortization	46	42	(4)	(10)	89	83	(6)	(7)
Total expenses	$1,647	$1,576	$(71)	(5)%	$3,249	$3,084	$(165)	(5)%
Adjusted Operating Income	$747	$805	$(58)	(7)%	$1,734	$1,862	$(128)	(7)%

Revenues
Worldwide revenues increased $13 million, or 1%, to $2.394 billion and $37 million, or 1%, to $4.983 billion in the quarter and six months ended March 31, 2017, respectively. Excluding foreign exchange, which had a 1-percentage point and 2-percentage point unfavorable impact, worldwide revenues increased 2% and 3% in the quarter and six months, respectively. Worldwide revenues include a 2-percentage point favorable impact from the acquisition of Televisión Federal S.A. (“Telefe”) in both the quarter and six months. Domestic revenues decreased $33 million, or 2%, to $1.916 billion in the quarter and $35 million, or 1%, to $3.971 billion in the six months. International revenues increased $46 million, or 11%, to $478 million in the quarter and $72 million, or 8%, to $1.012 billion in the six months. Excluding foreign exchange, which had a 7-percentage point and 10-percentage point unfavorable impact, respectively, international revenues increased 18% in both the quarter and six months, driven by growth in Europe and the acquisition of Telefe. Telefe had a 10-percentage point and 9-percentage point favorable impact on international revenues in the quarter and six months, respectively.
Advertising
Worldwide advertising revenues decreased $14 million, or 1%, to $1.109 billion in the quarter and $40 million, or 2%, to $2.403 billion in the six months. Excluding foreign exchange, which had a 2-percentage point and 3-percentage point unfavorable impact in the quarter and six months, respectively, worldwide advertising revenues increased 1% in both periods. Worldwide advertising revenues include a 3-percentage point favorable impact from the acquisition of Telefe in both the quarter and six months. Domestic advertising revenues decreased $37 million, or 4%, to $871 million in the quarter and $67 million, or 3%, to $1.862 billion in the six months, reflecting higher pricing, more than offset by lower impressions. International advertising revenues increased $23 million, or 11%, to $238 million in the quarter and $27 million, or 5%, to $541 million in the six months. Excluding foreign exchange, which had an 11-percentage point and 13-percentage point unfavorable impact, international advertising revenues increased 22% and 18%, driven by the acquisition of Telefe, and growth in Europe. Telefe had a 17-percentage point and 13-percentage point favorable impact on international advertising revenues in the quarter and six months, respectively.
Affiliate
Worldwide affiliate revenues increased $27 million, or 2%, to $1.156 billion in the quarter and $52 million, or 2%, to $2.300 billion in the six months. Excluding foreign exchange, which had a 1-percentage point unfavorable impact in both the quarter and six months, worldwide affiliate revenues increased 3% in both periods. Domestic affiliate revenues increased $10 million, or 1%, to $975 million in the quarter and $31 million, or 2%, to $1.960 billion in the six months, principally reflecting rate increases, partially offset by a modest decline in subscribers, as well as lower revenues in the quarter from SVOD and other OTT agreements. International affiliate revenues increased $17 million, or 10%, to $181 million in the quarter and $21 million, or 7%, to $340 million in the six months. Excluding foreign exchange, which had a 4-percentage point and 6-percentage point unfavorable impact, international affiliate revenues increased 14% and 13% in the quarter and six months, respectively. The increase was driven by the impact of rate increases, subscriber growth and new channel launches, as well as higher revenues from SVOD and other OTT agreements. In addition, the acquisition of Telefe had a 4-percentage point and 2-percentage point favorable impact on international affiliate revenues in the quarter and six months, respectively.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Ancillary
Worldwide ancillary revenues remained flat at $129 million in the quarter. Domestic ancillary revenues decreased $6 million, or 8%, to $70 million and international ancillary revenues increased $6 million, or 11%, to $59 million.
Worldwide ancillary revenues increased $25 million, or 10%, to $280 million in the six months. Excluding foreign exchange, which had a 2-percentage point unfavorable impact, worldwide ancillary revenues increased 12%. Worldwide ancillary revenues include a 2-percentage point favorable impact from the acquisition of Telefe. Domestic ancillary revenues increased $1 million, or 1%, to $149 million and international ancillary revenues increased $24 million, or 22%, to $131 million. Excluding foreign exchange, which had a 5-percentage point unfavorable impact, international ancillary revenues increased 27%, principally driven by higher consumer product revenue and the acquisition of Telefe, which had a 5-percentage point favorable impact on international ancillary revenues.
Expenses
Media Networks segment expenses increased $71 million, or 5%, to $1.647 billion in the quarter and $165 million, or 5%, to $3.249 billion in the six months. Excluding foreign exchange, which had a 1-percentage point and 3-percentage point favorable impact, respectively, worldwide expenses increased 6% and 8% in the quarter and six months. Worldwide expenses include an unfavorable 3-percentage point impact from the acquisition of Telefe in both the quarter and six months.
Operating
Operating expenses increased $8 million, or 1%, to $1.004 billion in the quarter and $53 million, or 3%, to $2.006 billion in the six months. Programming costs were substantially flat in the quarter as a 3-percentage point increase due to the acquisition of Telefe was offset by lower expenses reflecting the timing of programming premieres. Programming costs increased $47 million, or 3% in the six months, primarily reflecting higher expenses due to the acquisition of Telefe. For the second half of fiscal year 2017, we expect programming costs to increase at a mid-single-digit rate due to our continuing investment in original content. Distribution and other expenses increased $9 million, or 9%, in the quarter and $6 million, or 3%, in the six months.
Selling, General and Administrative
SG&A expenses increased $59 million, or 11%, to $597 million in the quarter and $106 million, or 10%, to $1.154 billion in the six months, driven by a 4-percentage point and 2-percentage point increase in the quarter and six months, respectively, due to the acquisition of Telefe and higher advertising and promotion costs. In addition, the six months also reflects higher incentive compensation costs.
Adjusted Operating Income
Adjusted operating income decreased $58 million, or 7%, to $747 million and $128 million, or 7%, to $1.734 billion in the quarter and six months, respectively, primarily reflecting the operating results discussed above. Additionally, foreign exchange had a 2-percentage point unfavorable impact in the six months.
Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2017	2016	$	%	2017	2016	$	%
Revenues by Component
Theatrical	$238	$217	$21	10%	$430	$311	$119	38%
Home entertainment	198	153	45	29	441	392	49	13
Licensing	347	240	107	45	592	477	115	24
Ancillary	112	45	67	149	190	87	103	118
Total revenues by component	$895	$655	$240	37%	$1,653	$1,267	$386	30%
Expenses
Operating	$867	$690	$(177)	(26)%	$1,714	$1,353	$(361)	(27)%
Selling, general and administrative	83	88	5	6	162	170	8	5
Depreciation and amortization	11	13	2	15	23	26	3	12
Total expenses	$961	$791	$(170)	(21)%	$1,899	$1,549	$(350)	(23)%
Adjusted Operating Loss	$(66)	$(136)	$70	51%	$(246)	$(282)	$36	13%

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Revenues
Worldwide revenues increased $240 million, or 37%, to $895 million and $386 million, or 30%, to $1.653 billion in the quarter and six months ended March 31, 2017, respectively. Domestic revenues increased 25% to $458 million in the quarter and 36% to $923 million in the six months. International revenues increased 51% to $437 million in the quarter and 24% to $730 million in the six months.
Theatrical
Worldwide theatrical revenues increased $21 million, or 10%, to $238 million in the quarter. Revenues from our current quarter releases increased $70 million, driven by the release of xXx: Return of Xander Cage. Carryover revenues declined $49 million, primarily driven by revenues from Daddy’s Home in the prior year quarter. Significant current quarter releases were xXx: Return of Xander Cage, Rings and Ghost in the Shell, while the prior year quarter releases included 10 Cloverfield Lane and 13 Hours: The Secret Soldiers of Benghazi. Domestic theatrical revenues decreased 45%, while international theatrical revenues increased 98%, reflecting the strong international performance of xXx: Return of Xander Cage. Foreign exchange had a 3-percentage point favorable impact on international theatrical revenues.
Worldwide theatrical revenues increased $119 million, or 38%, to $430 million in the six months, principally reflecting the mix of current year releases. Significant current year releases included xXx: Return of Xander Cage, Jack Reacher: Never Go Back, Arrival, Allied, Rings, Office Christmas Party and Fences, compared with Daddy’s Home, The Big Short, 10 Cloverfield Lane and 13 Hours: The Secret Soldiers of Benghazi in the prior year. Domestic theatrical revenues increased 4%, while international theatrical revenues increased 90% driven by the strong performance of xXx: Return of Xander Cage. Foreign exchange had a 1-percentage point favorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues increased $45 million, or 29%, to $198 million in the quarter, primarily reflecting the number and mix of current quarter releases. Significant current quarter releases were Jack Reacher: Never Go Back, Arrival, Allied and Fences. The prior year quarter releases included Daddy’s Home and The Big Short. Domestic home entertainment revenues increased 23% and international home entertainment revenues increased 49%. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.
Worldwide home entertainment revenues increased $49 million, or 13%, to $441 million in the six months, primarily reflecting higher carryover revenues in the current year due to the mix of available titles, including Teenage Mutant Ninja Turtles: Out of the Shadows. Significant releases in the current year were Star Trek Beyond, Jack Reacher: Never Go Back and Arrival, while the prior year releases included Mission: Impossible - Rogue Nation, Terminator: Genisys, Daddy’s Home and The Big Short. Domestic home entertainment revenues increased 17% and international home entertainment revenues increased 4%. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Licensing revenues increased $107 million, or 45%, to $347 million and $115 million, or 24%, to $592 million in the quarter and six months, respectively, primarily driven by the release of Paramount Television product, including 13 Reasons Why, and higher revenues from licensing arrangements with pay television and SVOD distributors. Domestic licensing revenues increased 85% and 63% in the quarter and six months, respectively, and international licensing revenues increased 24% and 4% in the quarter and six months, respectively.
Ancillary
Ancillary revenues increased $67 million, or 149%, to $112 million and $103 million, or 118%, to $190 million in the quarter and six months, respectively. Domestic ancillary revenues increased $57 million, or 158%, to $93 million in the quarter and $92 million, or 135%, to $160 million in the six months, driven by sale of a partial copyright interest in certain films released in the current year in connection with a slate financing arrangement.
Expenses
Total expenses increased $170 million, or 21%, to $961 million in the quarter and $350 million, or 23%, to $1.899 billion in the six months, driven by higher operating expenses.
Operating
Operating expenses increased $177 million, or 26%, to $867 million in the quarter and $361 million, or 27%, to $1.714 billion in the six months. Distribution and other costs, principally print and advertising expenses, increased $115 million, or 33%, in the quarter and $266 million, or 40%, in the six months, primarily driven by higher marketing costs for our current year slate. Film costs increased $62 million, or 18%, in the quarter and $95 million, or 14%, in the six months, primarily driven by higher television production costs.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Selling, General and Administrative
SG&A expenses decreased $5 million, or 6%, to $83 million and $8 million, or 5%, to $162 million in the quarter and six months, respectively.
Adjusted Operating Loss
Adjusted operating loss was $66 million in the quarter compared with $136 million for the prior year quarter, an improvement of $70 million, and $246 million for the six months compared with $282 million in the prior year, an improvement of $36 million, primarily reflecting the operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
In fiscal 2017, we entered into three-year strategic cooperation and slate financing agreements with Huahua Media (“Huahua”) and Shanghai Film Group (“SFG”). Pursuant to the agreements, Huahua and SFG agreed to co-finance an aggregate of approximately thirty percent of Paramount’s cost of its slate of films for a three-year period, with options for an additional year, with five percent of the slate financing being subject to receipt of certain regulatory approvals within a set time period. The arrangements include the sale of a partial copyright interest in each film. Such interests are recorded as ancillary revenue in instances where the film is substantially complete at the time of execution of the arrangement or as a reduction of the cost of the film if the sale of copyright interest occurs prior to substantial completion of the film.
Cash Flows
Cash and cash equivalents were $671 million as of March 31, 2017, an increase of $292 million compared with September 30, 2016. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures, plus excess tax benefits from equity-based compensation awards (actual tax deductions in excess of amounts previously recognized, which is included within financing activities in the statement of cash flows), as applicable. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of these measures provide investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Change in cash and cash equivalents (in millions)	Six Months Ended March 31,		Better/(Worse)
	2017	2016	$
Net cash provided by operating activities	$405	$284	$121
Net cash flow used in investing activities	(281)	(98)	(183)
Net cash provided by/(used in) financing activities	191	(208)	399
Effect of exchange rate changes on cash and cash equivalents	(23)	(4)	(19)
Increase/(decrease) in cash and cash equivalents	$292	$(26)	$318
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$405	$284	$121
Capital expenditures	(95)	(54)	(41)
Free cash flow (Non-GAAP)	310	230	80
Debt retirement premium	33	—	33
Operating free cash flow (Non-GAAP)	$343	$230	$113

Operating Activities
Cash provided by operating activities improved $121 million for the six months ended March 31, 2017, primarily reflecting lower film production spend, partially offset by other unfavorable working capital requirements.
Investing Activities
Cash used in investing activities increased $183 million for the six months ended March 31, 2017, principally driven by the acquisition of Telefe for $336 million, net of cash acquired, and higher capital expenditures, partially offset by proceeds of $108 million from the sale of marketable securities in the current year.
Financing Activities
Cash provided by financing activities was $191 million for the six months ended March 31, 2017 compared with cash used in financing activities of $208 million in the prior year. The change of $399 million primarily reflects lower dividend payments of $159 million and a $112 million increase in stock options exercised. In addition, we did not repurchase stock in the current year compared with stock repurchase payments of $100 million in the prior year.
Capital Resources
Capital Structure and Debt
Total debt was $12.189 billion as of March 31, 2017, an increase of $276 million from $11.913 billion at September 30, 2016.
In the six months ended March 31, 2017, we issued $2.6 billion of junior debentures and senior notes and redeemed $2.3 billion of senior notes. Our issuances of debt were comprised of:

•	$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 5 years (the “5-year Hybrid debentures”); and

•
$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 10 years (the “10-year Hybrid debentures” and, together with the 5-year Hybrid debentures, the “Hybrid Debentures”).

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”); and

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”).

The 5-year Hybrid debentures will accrue interest at a rate of 5.875% until February 28, 2022, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.895%, reset quarterly. The 10-year Hybrid debentures will accrue interest at a rate of 6.250% until February 28, 2027, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.899%, reset quarterly. The Hybrid Debentures can be called by us at any time after the expiration of the fixed-rate period.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The Hybrid Debentures’ subordination, interest deferral option and extended term provide significant credit protection measures for senior creditors and as a result of these features, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
The proceeds, net of issuance fees and expenses, from the issuance of the Hybrid Debentures and the Senior Notes were $2.569 billion, which were used to redeem the following senior notes:

•	$500 million of our outstanding 6.125% senior notes due October 2017

•	$500 million of our outstanding 2.500% senior notes due September 2018

•	$400 million of our outstanding 2.200% senior notes due April 2019

•	$400 million of our outstanding 2.500% senior notes due December 2016

•	$500 million of our outstanding 3.500% senior notes due April 2017
The aggregate redemption price was equal to the sum of the principal amounts and a make-whole amount, together totaling $2.333 billion, and accrued interest of $26 million. As a result of the redemptions, we recognized pre-tax extinguishment losses of $30 million, which included $3 million of unamortized debt discount and issuance fees, and $36 million in the quarter and six months ended March 31, 2017, respectively.
Credit Facility
At March 31, 2017, there were no amounts outstanding under our credit facility. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2017.
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
(continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the effect of recent changes in management and our board of directors; the ability of our recently-announced strategic initiatives to achieve their operating objectives; the public acceptance of our brands, programs, motion pictures and other entertainment content on the various platforms on which they are distributed; the impact of inadequate audience measurement on our program ratings and advertising and affiliate revenues; technological developments and their effect in our markets and on consumer behavior; competition for content, audiences, advertising and distribution; the impact of piracy; economic fluctuations in advertising and retail markets, and economic conditions generally; fluctuations in our results due to the timing, mix, number and availability of our motion pictures and other programming; the potential for loss of carriage or other reduction in the distribution of our content; changes in the Federal communications or other laws and regulations; evolving cybersecurity and similar risks; other domestic and global economic, business, competitive and/or regulatory factors affecting our businesses generally; and other factors described below and in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2016 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2
Amended and Restated Bylaws of Viacom Inc. (effective as of August 18, 2016, as amended as of February 6, 2017) (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Viacom Inc. filed February 10, 2017).

10.1*	Amendment, effective as of March 13, 2017, to Viacom Excess Pension Plan, as amended and restated January 1, 2009.

10.2*	Amendment, effective as of March 13, 2017, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009.

10.3*	Amendment, effective as of March 13, 2017, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009.

10.4*	Letter Agreement between Viacom Inc. and Michael D. Fricklas, dated as of February 27, 2017.

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: May 4, 2017	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: May 4, 2017	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)