Form 10-Q
period 2017-06-30
Viacom Inc.
filed 2017-08-03
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 31, 2017
Class A common stock, par value $0.001 per share	49,431,351
Class B common stock, par value $0.001 per share	352,718,278

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues	$3,364	$3,107	$9,944	$9,262
Expenses:
Operating	1,788	1,575	5,551	4,822
Selling, general and administrative	756	708	2,205	2,080
Depreciation and amortization	53	55	167	166
Restructuring	21	—	237	—
Total expenses	2,618	2,338	8,160	7,068
Operating income	746	769	1,784	2,194
Interest expense, net	(155)	(156)	(469)	(466)
Equity in net earnings of investee companies	47	19	78	85
Gain on sale of EPIX	285	—	285	—
Gain/(loss) on extinguishment of debt	16	—	(20)	—
Other items, net	(18)	3	(17)	(1)
Earnings from continuing operations before provision for income taxes	921	635	1,641	1,812
Provision for income taxes	(233)	(195)	(417)	(602)
Net earnings from continuing operations	688	440	1,224	1,210
Discontinued operations, net of tax	3	—	3	—
Net earnings (Viacom and noncontrolling interests)	691	440	1,227	1,210
Net earnings attributable to noncontrolling interests	(8)	(8)	(27)	(26)
Net earnings attributable to Viacom	$683	$432	$1,200	$1,184
Amounts attributable to Viacom:
Net earnings from continuing operations	$680	$432	$1,197	$1,184
Discontinued operations, net of tax	3	—	3	—
Net earnings attributable to Viacom	$683	$432	$1,200	$1,184
Basic earnings per share attributable to Viacom:
Continuing operations	$1.69	$1.09	$3.00	$2.99
Discontinued operations	0.01	—	0.01	—
Net earnings	$1.70	$1.09	$3.01	$2.99
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.69	$1.09	$2.99	$2.98
Discontinued operations	0.01	—	0.01	—
Net earnings	$1.70	$1.09	$3.00	$2.98
Weighted average number of common shares outstanding:
Basic	402.0	396.5	399.1	396.4
Diluted	402.6	398.0	400.0	397.9
Dividends declared per share of Class A and Class B common stock	$0.20	$0.40	$0.60	$1.20

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net earnings (Viacom and noncontrolling interests)	$691	$440	$1,227	$1,210
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	59	(75)	(16)	(93)
Defined benefit pension plans	1	1	4	(3)
Cash flow hedges	5	(2)	7	(1)
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	65	(76)	(5)	(97)
Comprehensive income	756	364	1,222	1,113
Less: Comprehensive income attributable to noncontrolling interest	9	11	27	25
Comprehensive income attributable to Viacom	$747	$353	$1,195	$1,088

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$425	$379
Receivables, net	3,302	2,712
Inventory, net	930	844
Prepaid and other assets	477	587
Total current assets	5,134	4,522
Property and equipment, net	955	932
Inventory, net	4,074	4,032
Goodwill	11,648	11,400
Intangibles, net	325	315
Other assets	990	1,307
Total assets	$23,126	$22,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$325	$453
Accrued expenses	878	773
Participants’ share and residuals	848	801
Program obligations	746	692
Deferred revenue	406	419
Current portion of debt	70	17
Other liabilities	523	517
Total current liabilities	3,796	3,672
Noncurrent portion of debt	11,103	11,896
Participants’ share and residuals	370	358
Program obligations	468	311
Deferred tax liabilities, net	337	381
Other liabilities	1,381	1,349
Redeemable noncontrolling interest	209	211
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.0 and 347.6 outstanding, respectively	—	—
Additional paid-in capital	10,108	10,139
Treasury stock, 393.8 and 399.4 common shares held in treasury, respectively	(20,591)	(20,798)
Retained earnings	16,589	15,628
Accumulated other comprehensive loss	(697)	(692)
Total Viacom stockholders’ equity	5,409	4,277
Noncontrolling interests	53	53
Total equity	5,462	4,330
Total liabilities and equity	$23,126	$22,508

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,227	$1,210
Discontinued operations, net of tax	(3)	—
Net earnings from continuing operations	1,224	1,210
Reconciling items:
Depreciation and amortization	167	166
Feature film and program amortization	3,475	3,253
Equity-based compensation	52	71
Equity in net earnings and distributions from investee companies	(11)	(81)
Gain on sale of EPIX	(285)	—
Deferred income taxes	(118)	470
Operating assets and liabilities, net of acquisitions:
Receivables	(504)	(137)
Production and programming	(3,252)	(3,915)
Accounts payable and other current liabilities	(139)	(482)
Other, net	44	(155)
Net cash provided by operating activities	653	400

INVESTING ACTIVITIES
Acquisitions and investments, net	(358)	(59)
Capital expenditures	(139)	(80)
Proceeds received from sale of EPIX	593	—
Proceeds received from grantor trusts	52	—
Sale of marketable securities	108	—
Net cash provided by/(used in) investing activities	256	(139)

FINANCING ACTIVITIES
Borrowings	2,569	—
Debt repayments	(3,300)	(368)
Commercial paper	—	453
Purchase of treasury stock	—	(100)
Dividends paid	(239)	(476)
Excess tax benefits on equity-based compensation awards	1	—
Exercise of stock options	172	10
Other, net	(64)	(64)
Net cash flow used in financing activities	(861)	(545)
Effect of exchange rate changes on cash and cash equivalents	(2)	(30)
Net change in cash and cash equivalents	46	(314)
Cash and cash equivalents at beginning of period	379	506
Cash and cash equivalents at end of period	$425	$192

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

NOTE 2. ACQUISITION AND DISPOSITION
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
On May 11, 2017, we completed the sale of our 49.76% interest in EPIX, a premium entertainment network, to Metro-Goldwyn-Mayer. The sale resulted in proceeds of $593 million, net of transaction costs of $4 million, and a gain of $285 million. In addition, prior to the closing of the sale, EPIX paid a dividend, of which our pro rata share was $37 million.
NOTE 3. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	June 30, 2017	September 30, 2016
Film inventory:
Released, net of amortization	$836	$632
Completed, not yet released	7	128
In process and other	638	993
	1,481	1,753
Television productions:
Released, net of amortization	29	16
In process and other	159	102
	188	118
Original programming:
Released, net of amortization	1,165	1,082
In process and other	681	706
	1,846	1,788
Acquired program rights, net of amortization	1,395	1,127
Home entertainment inventory	94	90
Total inventory, net	5,004	4,876
Less current portion	930	844
Noncurrent portion	$4,074	$4,032

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	June 30, 2017	September 30, 2016
Senior Notes and Debentures:
Senior notes due December 2016, 2.500%	$—	$400
Senior notes due April 2017, 3.500%	—	499
Senior notes due October 2017, 6.125%	—	499
Senior notes due September 2018, 2.500%	—	498
Senior notes due April 2019, 2.200%	—	399
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	252	399
Senior notes due March 2021, 4.500%	496	495
Senior notes due December 2021, 3.875%	594	593
Senior notes due February 2022, 2.250%	188	—
Senior notes due June 2022, 3.125%	297	296
Senior notes due March 2023, 3.250%	297	297
Senior notes due September 2023, 4.250%	1,236	1,235
Senior notes due April 2024, 3.875%	545	544
Senior notes due October 2026, 3.450%	587	—
Senior debentures due December 2034, 4.850%	585	593
Senior debentures due April 2036, 6.875%	1,067	1,066
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	102	244
Senior debentures due March 2043, 4.375%	1,095	1,091
Senior debentures due June 2043, 4.875%	37	247
Senior debentures due September 2043, 5.850%	1,229	1,228
Senior debentures due April 2044, 5.250%	545	545
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	—
Junior subordinated debentures due February 2057, 6.250%	642	—
Capital lease and other obligations	112	120
Total debt	11,173	11,913
Less current portion	70	17
Noncurrent portion	$11,103	$11,896

In the nine months ended June 30, 2017, we issued $2.6 billion of junior debentures and senior notes and redeemed $3.331 billion of senior notes and debentures.
Our issuances of debt were comprised of:

•	$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 5 years (the “5-year Hybrid debentures”)

•
$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 10 years (the “10-year Hybrid debentures” and, together with the 5-year Hybrid debentures, the “Hybrid Debentures”)

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”)

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”)

The 5-year Hybrid debentures accrue interest at a rate of 5.875% until February 28, 2022, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.895%, reset quarterly. The 10-year Hybrid debentures accrue interest at a rate of 6.250% until February 28, 2027, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.899%, reset quarterly. The Hybrid Debentures can be called by us at any time after the expiration of the fixed-rate period. The

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

proceeds, net of issuance fees and expenses, from the issuance of the Hybrid Debentures and the Senior Notes were $2.569 billion.
In the quarter ended June 30, 2017, we redeemed $1.031 billion of senior notes and debentures for a redemption price of $1.0 billion. As a result of these redemptions, we recognized a pre-tax extinguishment gain of $16 million, net of $15 million of unamortized debt discount and issuance fees, in the quarter ended June 30, 2017.
We redeemed $2.3 billion of senior notes in the first half of fiscal 2017. The aggregate redemption price was equal to the sum of the principal amounts and a make-whole amount, together totaling $2.333 billion. As a result of these redemptions, we recognized a pre-tax extinguishment loss of $36 million, which included $3 million of unamortized debt discount and issuance fees.
The total redemptions of $3.331 billion in the nine months ended June 30, 2017 resulted in a net pre-tax extinguishment loss of $20 million.
The total unamortized discount and issuance fees and expenses related to our senior notes and senior and junior debentures outstanding was $461 million as of June 30, 2017 and $459 million as of September 30, 2016. The fair value of our senior notes and senior and junior debentures outstanding was approximately $11.9 billion as of June 30, 2017. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
At June 30, 2017, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2017.
NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$8	$9	$24	$26
Expected return on plan assets	(10)	(10)	(28)	(29)
Recognized actuarial loss	2	1	6	4
Net periodic benefit cost	$—	$—	$2	$1

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Nine Months Ended June 30,
	2017	2016
Beginning balance	$211	$219
Net earnings	13	12
Distributions	(13)	(16)
Translation adjustment	(1)	(30)
Redemption value adjustment	(1)	18
Ending Balance	$209	$203

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2016 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years. Our programming commitments have increased by approximately $600 million since September 30, 2016.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $194 million as of June 30, 2017. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We have recorded a liability of $186 million with respect to such obligations as of June 30, 2017. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
Purported Class and Derivative Actions
Between June 17, 2016 and August 1, 2016, three substantially similar purported class action complaints were filed in the Delaware Chancery Court by purported Viacom stockholders, against Viacom and Viacom’s directors at the time (the “Incumbent Directors”), as well as National Amusements, Inc. (“National Amusements”) and NAI Entertainment Holdings LLC (together, “NAI”), and were subsequently consolidated into one action. The action - brought on behalf of the class of all holders of Viacom Class B common stock except the named defendants and any person or entity affiliated with any of the defendants - alleged claims for breaches of fiduciary duty against the incumbent director defendants and NAI, and alleged that the Viacom directors who joined the Board of Directors subsequent to the filing of the actions (the “New Directors”) aided and abetted these breaches. In addition to damages and attorneys’ fees, the action sought “such relief as the Court deems just and proper.” All defendants, including Viacom and the Incumbent Directors, moved to dismiss the action. The plaintiffs filed an amended consolidated complaint in November 2016, and we again moved to dismiss the action. In March 2017, plaintiffs and the New Directors petitioned the court to dismiss the New Directors from the lawsuit, and the court dismissed the New Directors from the lawsuit without prejudice. In May 2017, the court dismissed one count “as moot,” and in July 2017, the court dismissed the remaining two counts without prejudice.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$4,277	$53	$4,330	$3,538	$61	$3,599
Net earnings	1,200	27	1,227	1,184	26	1,210
Other comprehensive loss (1)	(5)	—	(5)	(96)	(1)	(97)
Noncontrolling interests	1	(27)	(26)	(18)	(26)	(44)
Dividends declared	(240)	—	(240)	(478)	—	(478)
Purchase of treasury stock	—	—	—	(100)	—	(100)
Equity-based compensation and other	176	—	176	62	—	62
Ending Balance	$5,409	$53	$5,462	$4,092	$60	$4,152

(1) The components of other comprehensive loss are net of tax expense of $7 million and $4 million for the nine months ended June 30, 2017 and 2016, respectively.
Equity Awards
During the quarter ended June 30, 2017, we granted 2.3 million stock options and 1.3 million restricted share units to employees with a weighted average grant date fair value of $6.83 and $34.05 per share, respectively.
NOTE 9. RESTRUCTURING AND PROGRAMMING CHARGES
In February 2017, following a comprehensive review of our operations and performance, we announced new strategic priorities that included, among other things, increased focus and commitment to six flagship brands: BET, Comedy Central, MTV, Nickelodeon, Nick Jr. and Paramount (our “flagship brand strategy”). We recognized pre-tax restructuring and programming charges of $59 million and $381 million in the quarter and nine months ended June 30, 2017, respectively, resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount. The charges, as detailed in the table below, include severance charges, a non-cash intangible asset impairment charge resulting from the decision to abandon an international trade name and a programming charge associated with management’s decision to cease use of certain original and acquired programming. The programming charge is included within Operating expenses in the Consolidated Statement of Earnings.
The following table presents the restructuring and programming charges incurred in 2017 by reporting segment:

Restructuring and Programming Charges (in millions)	Quarter Ended June 30, 2017				Nine Months Ended June 30, 2017
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$12	$2	$—	$14	$142	$50	$20	$212
Asset impairment	4	—	—	4	22	—	—	22
Lease termination	—	3	—	3	—	3	—	3
Restructuring	16	5	—	21	164	53	20	237
Programming	7	31	—	38	113	31	—	144
Total	$23	$36	$—	$59	$277	$84	$20	$381

(1) Includes expense reduction of $6 million in the quarter due to modification of an equity award and equity-based compensation expense of $14 million in the nine months ended June 30, 2017.
Our severance liability by reporting segment is as follows:

Severance Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2016	$36	$12	$94	$142
Net accruals	136	47	15	198
Severance payments	(34)	(12)	(60)	(106)
June 30, 2017	$138	$47	$49	$234

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Severance payments include $52 million paid from proceeds in grantor trusts established to facilitate the administration of payments to certain former senior executives. As of June 30, 2017, of the remaining $234 million liability, $141 million is classified as a current liability in the Consolidated Balance Sheets, with the remaining $93 million classified as a noncurrent liability. Amounts classified as noncurrent are expected to be paid through 2020, in accordance with applicable contractual terms.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding, basic	402.0	396.5	399.1	396.4
Dilutive effect of equity awards	0.6	1.5	0.9	1.5
Weighted average number of common shares outstanding, diluted	402.6	398.0	400.0	397.9

Anti-dilutive common shares	16.8	17.0	14.7	14.3

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Nine Months Ended June 30,
	2017	2016
Cash paid for interest	$455	$464
Cash paid for income taxes	$480	$253
Cash paid for income taxes in the nine months ended June 30, 2016 reflects the benefit from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
Accounts Receivable
We had $519 million and $547 million of noncurrent trade receivables as of June 30, 2017 and September 30, 2016, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other over-the-top arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
Assets Held for Sale
Certain Media Networks assets included within Property and equipment, net and Intangibles, net in our Consolidated Balance Sheets, with a carrying value of approximately $60 million, are held for sale as of June 30, 2017. We expect the sales of these assets to be completed by March 2018 and plan to use the proceeds for the repayment of outstanding debt. In July 2017, we received approximately $147 million in proceeds from the sale of certain of these assets.
Investment Impairment
During the quarter ended June 30, 2017, we recognized an impairment loss of $10 million to write-down a cost method investment. The impairment charge is included in Other items, net, in the Consolidated Statement of Earnings.

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

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $184 million in assets and $63 million in liabilities as of June 30, 2017, and $190 million in assets and $57 million in liabilities as of September 30, 2016. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Income Taxes
Our effective income tax rate was 25.3% and 25.4% in the quarter and nine months ended June 30, 2017, respectively. A net discrete tax benefit of $53 million in the quarter and $72 million in the nine months, taken together with the discrete tax impact of the gain on sale of our investment in EPIX, restructuring and programming charges, the gain or loss on debt extinguishment and an investment impairment, reduced the effective income tax rate by 5.2 and 5.1 percentage points, respectively. The net discrete tax benefit in the quarter was principally related to the reversal of a valuation allowance on capital loss carryforwards in connection with the sale of our investment in EPIX and the release of tax reserves with respect to certain effectively settled tax positions. In addition to the items in the quarter, the net discrete tax benefit in the nine months ended June 30, 2017 included the reversal of valuation allowances on net operating losses upon receipt of a favorable tax authority ruling.
Our effective income tax rate was 30.7% and 33.2% in the quarter and nine months ended June 30, 2016, respectively. A net discrete tax benefit of $13 million reduced the effective income tax rate by 2.1 percentage points in the quarter and a net discrete tax expense of $8 million contributed 0.4 percentage points to the effective income tax rate in the nine months. The net discrete tax benefit in the quarter was principally related to the release of tax reserves upon the remeasurement of excess foreign tax credits associated with the reorganization of certain non-U.S. subsidiaries in the fourth quarter of 2015. The net discrete tax expense in the nine months was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation, partially offset by reserve releases.
NOTE 12. FAIR VALUE MEASUREMENTS
In the second fiscal quarter of 2017, we sold our investments in marketable securities. The fair value of the marketable securities was $114 million at September 30, 2016, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was an asset of $4 million and a liability of $13 million as of June 30, 2017 and September 30, 2016, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy). The notional value of all foreign exchange contracts was $1.249 billion and $1.149 billion as of June 30, 2017 and September 30, 2016, respectively. At June 30, 2017, $658 million related to our foreign currency balances and $591 million related to future production costs. At September 30, 2016, $874 million related to our foreign currency balances and $275 million related to future production costs.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Segment (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Media Networks	$2,560	$2,513	$7,543	$7,459
Filmed Entertainment	847	621	2,500	1,888
Eliminations	(43)	(27)	(99)	(85)
Total revenues	$3,364	$3,107	$9,944	$9,262

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Media Networks	$870	$872	$2,604	$2,734
Filmed Entertainment	9	(26)	(237)	(308)
Corporate expenses	(58)	(60)	(163)	(163)
Eliminations	(8)	2	(1)	2
Equity-based compensation	(8)	(19)	(38)	(71)
Restructuring and programming charges	(59)	—	(381)	—
Operating income	746	769	1,784	2,194
Interest expense, net	(155)	(156)	(469)	(466)
Equity in net earnings of investee companies	47	19	78	85
Gain on sale of EPIX	285	—	285	—
Gain/(loss) on extinguishment of debt	16	—	(20)	—
Other items, net	(18)	3	(17)	(1)
Earnings from continuing operations before provision for income taxes	$921	$635	$1,641	$1,812

Total Assets (in millions)	June 30, 2017	September 30, 2016

Media Networks	$17,602	$16,410
Filmed Entertainment	6,468	6,391
Corporate/Eliminations	(944)	(293)
Total assets	$23,126	$22,508

Revenues by Component (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Advertising	$1,235	$1,216	$3,638	$3,659
Affiliate	1,190	1,148	3,490	3,396
Feature film	781	580	2,244	1,760
Ancillary	201	190	671	532
Eliminations	(43)	(27)	(99)	(85)
Total revenues	$3,364	$3,107	$9,944	$9,262

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2017 and 2016, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $5 million in each period.
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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Earnings
Revenues	$25	$26	$99	$91
Operating expenses	$39	$39	$129	$127

			June 30, 2017	September 30, 2016
Consolidated Balance Sheets
Accounts receivable			$2	$3

Participants’ share and residuals, current			$68	$66
Program obligations, current			61	61
Program obligations, noncurrent			52	32
Other liabilities			1	2
Total due to CBS			$182	$161

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Earnings
Revenues	$15	$37	$110	$67
Operating expenses	$2	$23	$59	$39
Selling, general and administrative	$(1)	$(5)	$(7)	$(11)

			June 30, 2017	September 30, 2016
Consolidated Balance Sheets
Accounts receivable			$49	$67
Other assets			1	1
Total due from other related parties			$50	$68

Accounts payable			$6	$8
Other liabilities			—	69
Total due to other related parties			$6	$77

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2017, compared with the quarter and nine months ended June 30, 2016. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016, and of our outstanding debt, commitments and contingencies existing as of June 30, 2017.
OVERVIEW
Summary
We are home to premier global media brands that create compelling television programs, motion pictures, short-form content, applications (“apps”), games, consumer products, social media experiences and other entertainment content for audiences in more than 180 countries. Our media networks, including Nickelodeon®, COMEDY CENTRAL®, MTV®, VH1®, SPIKE®, BET®, CMT®, TV Land®, Nick at Nite®, Nick Jr.®, Logo®, Nicktoons®, TeenNick®, Channel 5® (United Kingdom), Telefe™ (Argentina) and Paramount Channel™, reach 510 million households worldwide. Viacom Media Networks also operates branded experiences including channels on streaming services and social media platforms. Paramount Pictures® is a major global producer and distributor of filmed entertainment. Paramount Television™ develops, finances and produces programming for television and other platforms.
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
Media Networks
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators, mobile networks and subscription video-on-demand (“SVOD”) and other over-the-top (“OTT”) services, and (iii) ancillary revenues. Ancillary revenues are principally derived from consumer products, which includes licensing our brands and intellectual property, creation and publishing of interactive games across various platforms (including mobile, PC, and console) and recreation experiences, viewing of our programming through download-to-own and download-to-rent services and the sale of DVDs and Blu-ray discs, and television syndication.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarter and nine months ended June 30, 2017 and 2016.

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2017	2016	$	%	2017	2016	$	%
GAAP
Revenues	$3,364	$3,107	$257	8%	$9,944	$9,262	$682	7%
Operating income	746	769	(23)	(3)	1,784	2,194	(410)	(19)
Net earnings from continuing operations attributable to Viacom	680	432	248	57	1,197	1,184	13	1
Diluted earnings per share from continuing operations	1.69	1.09	0.60	55	2.99	2.98	0.01	—

Non-GAAP*
Adjusted operating income	$805	$769	$36	5%	$2,165	$2,194	$(29)	(1)%
Adjusted net earnings from continuing operations attributable to Viacom	471	419	52	12	1,201	1,192	9	1
Adjusted diluted earnings per share from continuing operations	1.17	1.05	0.12	11	3.00	3.00	—	—

* See “Factors Affecting Comparability” section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
Factors Affecting Comparability
The Consolidated Financial Statements reflect our results of operations, financial position and cash flows reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use non-GAAP measures such as consolidated adjusted operating income, adjusted earnings from continuing operations before provision for income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before provision for income taxes, provision for income taxes, net earnings from continuing operations attributable to Viacom and diluted EPS from continuing operations as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarter and nine months ended June 30, 2017 and 2016. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended June 30, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$746	$921	$233	$680	$1.69
Factors Affecting Comparability:
Restructuring and programming charges	59	59	21	38	0.09
Gain on extinguishment of debt	—	(16)	(5)	(11)	(0.03)
Gain on sale of EPIX	—	(285)	(96)	(189)	(0.47)
Investment impairment	—	10	4	6	0.01
Discrete tax benefit	—	—	53	(53)	(0.12)
Adjusted results (Non-GAAP)	$805	$689	$210	$471	$1.17

(in millions, except per share amounts)
	Nine Months Ended June 30, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,784	$1,641	$417	$1,197	$2.99
Factors Affecting Comparability:
Restructuring and programming charges	381	381	135	246	0.62
Loss on extinguishment of debt	—	20	7	13	0.03
Gain on sale of EPIX	—	(285)	(96)	(189)	(0.47)
Investment impairment	—	10	4	6	0.02
Discrete tax benefit	—	—	72	(72)	(0.19)
Adjusted results (Non-GAAP)	$2,165	$1,767	$539	$1,201	$3.00

(in millions, except per share amounts)
	Quarter Ended June 30, 2016
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$769	$635	$195	$432	$1.09
Factors Affecting Comparability:
Discrete tax benefit	—	—	13	(13)	(0.04)
Adjusted results (Non-GAAP)	$769	$635	$208	$419	$1.05

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

Restructuring and programming charges: In February 2017, following a comprehensive review of our operations and performance, we announced new strategic priorities that included, among other things, increased focus and commitment to six flagship brands: BET, Comedy Central, MTV, Nickelodeon, Nick Jr. and Paramount (our “flagship brand strategy”). We recognized pre-tax restructuring and programming charges of $59 million and $381 million in the quarter and nine months ended June 30, 2017, respectively, resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount. The charges, as detailed in the table below, include severance charges, a non-cash intangible asset impairment charge resulting from the decision to abandon an international trade name and a programming charge associated with management’s decision to cease use of certain original and acquired programming. The programming charge is included within Operating expenses in the Consolidated Statement of Earnings. As we continue to evaluate our strategic initiatives, we may incur additional restructuring and other charges in the fourth fiscal quarter.
The following table presents the restructuring and programming charges incurred in 2017 by reporting segment:

Restructuring and Programming Charges (in millions)	Quarter Ended June 30, 2017				Nine Months Ended June 30, 2017
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$12	$2	$—	$14	$142	$50	$20	$212
Asset impairment	4	—	—	4	22	—	—	22
Lease termination	—	3	—	3	—	3	—	3
Restructuring	16	5	—	21	164	53	20	237
Programming	7	31	—	38	113	31	—	144
Total	$23	$36	$—	$59	$277	$84	$20	$381

Gain/loss on extinguishment of debt: We redeemed senior notes and debentures totaling $3.3 billion in the nine months ended June 30, 2017, of which $1.0 billion was redeemed in the quarter ended June 30, 2017. As a result of these transactions, we recognized a pre-tax extinguishment gain of $16 million in the quarter ended June 30, 2017 and a pre-tax extinguishment loss of $20 million in the nine months ended June 30, 2017.
Gain on sale of EPIX: During the quarter ended June 30, 2017, we completed the sale of our 49.76% interest in EPIX, resulting in a gain of $285 million.
Investment impairment: During the quarter ended June 30, 2017, we recognized a $10 million impairment loss included within Other items, net in the Consolidated Statement of Earnings in connection with the write-down of a cost method investment.
Discrete taxes: The net discrete tax benefit in the quarter ended June 30, 2017 was principally related to the reversal of a valuation allowance on capital loss carryforwards in connection with the sale of our investment in EPIX and the release of tax reserves with respect to certain effectively settled tax positions. In addition to the items in the quarter, the net discrete tax benefit in the nine months ended June 30, 2017 included the reversal of valuation allowances on net operating losses upon receipt of a favorable tax authority ruling.
The net discrete tax benefit in the quarter ended June 30, 2016 was principally related to the release of tax reserves upon the remeasurement of excess foreign tax credits associated with the reorganization of certain non-U.S. subsidiaries in the fourth quarter of 2015. The net discrete tax expense in the nine months ended June 30, 2016 was principally related to a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation, partially offset by reserve releases.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Revenues
Worldwide revenues increased $257 million, or 8%, to $3.364 billion in the quarter and $682 million, or 7%, to $9.944 billion in the nine months ended June 30, 2017. Filmed Entertainment revenues increased $226 million, or 36%, in the quarter and $612 million, or 32%, in the nine months, reflecting increases across all revenue streams. Media Networks revenues increased $47 million, or 2%, in the quarter and $84 million, or 1%, in the nine months, primarily reflecting higher affiliate revenues.
Expenses
Total expenses increased $280 million, or 12%, to $2.618 billion in the quarter and $1.092 billion, or 15%, to $8.160 billion in the nine months ended June 30, 2017, primarily reflecting higher segment expenses and restructuring and programming charges of $59 million in the quarter and $381 million in the nine months. Filmed Entertainment expenses increased $191 million, or 30%, in the quarter and $541 million, or 25%, in the nine months, primarily driven by higher operating expenses. Media Networks expenses increased $49 million, or 3%, in the quarter and $214 million, or 5%, in the nine months, driven by higher SG&A and operating expenses.
Operating
Operating expenses increased $213 million, or 14%, to $1.788 billion in the quarter and increased $729 million, or 15%, to $5.551 billion in the nine months. Consolidated operating expenses include a programming charge of $38 million in the quarter and $144 million in the nine months, as described in more detail in “Factors Affecting Comparability”. Filmed Entertainment operating expenses increased $174 million, or 31%, in the quarter and $535 million, or 28%, in the nine months. Media Networks operating expenses increased $8 million, or 1%, in the quarter and $61 million, or 2%, in the nine months.
Selling, General and Administrative
SG&A expenses increased $48 million, or 7%, to $756 million in the quarter and $125 million, or 6%, to $2.205 billion in the nine months, reflecting higher segment expenses of $59 million in the quarter and $157 million in the nine months, partially offset by a decrease in equity-based compensation of $11 million in the quarter and $33 million in the nine months, primarily driven by management changes. Media Networks SG&A expenses increased $40 million, or 7%, in the quarter and $146 million, or 9%, in the nine months. Filmed Entertainment SG&A expenses increased $19 million, or 28%, in the quarter and $11 million, or 5%, in the nine months.
Restructuring
As discussed in “Factors Affecting Comparability”, restructuring charges of $21 million and $237 million were recognized in the quarter and nine months ended June 30, 2017.
Operating Income
Operating income decreased $23 million, or 3%, to $746 million in the quarter and $410 million, or 19%, to $1.784 billion in the nine months ended June 30, 2017, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $36 million, or 5%, to $805 million in the quarter and decreased $29 million, or 1%, to $2.165 billion in the nine months. Filmed Entertainment adjusted operating results improved $35 million in the quarter and $71 million, or 23%, in the nine months, while Media Networks adjusted operating income was substantially flat in the quarter and decreased $130 million, or 5%, in the nine months.
Income Taxes
Our effective income tax rate was 25.3% and 25.4% in the quarter and nine months ended June 30, 2017, respectively. A net discrete tax benefit of $53 million in the quarter and $72 million in the nine months, taken together with the discrete tax impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 5.2 and 5.1 percentage points, respectively. Excluding the impact of these items, our adjusted effective income tax rate was 30.5% in both the quarter and nine months, a decline of 2.3 percentage points from the prior year, primarily driven by the change in the mix of domestic and international income.
Our effective income tax rate was 30.7% and 33.2% in the quarter and nine months ended June 30, 2016, respectively. A net discrete tax benefit of $13 million reduced the effective income tax rate by 2.1 percentage points in the quarter and net discrete tax expense of $8 million contributed 0.4 percentage points to the effective income tax rate in the nine months. Excluding the impact of the net discrete tax items, our adjusted effective income tax rate was 32.8% in both the quarter and nine months.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom increased $248 million, or 57%, to $680 million in the quarter, principally due to the gain on sale of our investment in EPIX. The quarter also reflects an increase in net discrete tax benefit as well as equity in net earnings of investee companies, driven by the recognition of our proportionate share of profits on

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

transactions with EPIX that had previously been deferred. Net earnings from continuing operations attributable to Viacom increased $13 million, or 1%, to $1.197 billion in the nine months, principally due to the gain on the sale of EPIX and a decline in the effective tax rate, partially offset by restructuring and programming charges. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $52 million, or 12%, to $471 million in the quarter, driven by an increase in tax-effected adjusted operating income, and $9 million, or 1%, to $1.201 billion in the nine months.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations increased $0.60 per diluted share to $1.69 in the quarter, reflecting the impact of net earnings, and increased $0.01 per diluted share to $2.99 in the nine months. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.12 per diluted share to $1.17 in the quarter and remained flat at $3.00 per diluted share in the nine months.
Segment Results of Operations
Transactions between reporting segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the licensing of Filmed Entertainment’s feature film and television content by Media Networks.
Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2017	2016	$	%	2017	2016	$	%
Revenues by Component
Advertising	$1,235	$1,216	$19	2%	$3,638	$3,659	$(21)	(1)%
Affiliate	1,190	1,148	42	4	3,490	3,396	94	3
Ancillary	135	149	(14)	(9)	415	404	11	3
Total revenues by component	$2,560	$2,513	$47	2%	$7,543	$7,459	$84	1%
Expenses
Operating	$1,044	$1,036	$(8)	(1)%	$3,050	$2,989	$(61)	(2)%
Selling, general and administrative	604	564	(40)	(7)	1,758	1,612	(146)	(9)
Depreciation and amortization	42	41	(1)	(2)	131	124	(7)	(6)
Total expenses	$1,690	$1,641	$(49)	(3)%	$4,939	$4,725	$(214)	(5)%
Adjusted Operating Income	$870	$872	$(2)	—%	$2,604	$2,734	$(130)	(5)%

Revenues
Worldwide revenues increased $47 million, or 2%, to $2.560 billion and $84 million, or 1%, to $7.543 billion in the quarter and nine months ended June 30, 2017, respectively. Foreign exchange had a 2-percentage point unfavorable impact on worldwide revenues in the nine months. Worldwide revenues include a 3-percentage point and 2-percentage point favorable impact from the acquisition of Televisión Federal S.A. (“Telefe”) in the quarter and nine months, respectively. Domestic revenues were substantially flat at $2.038 billion and $6.009 billion for the quarter and nine months, respectively. International revenues increased $37 million, or 8%, to $522 million in the quarter and $109 million, or 8%, to $1.534 billion in the nine months. Excluding foreign exchange, which had a 5-percentage point and 8-percentage point unfavorable impact, respectively, international revenues increased 13% in the quarter and 16% in the nine months, primarily driven by the acquisition of Telefe. Telefe had a 14-percentage point and 10-percentage point favorable impact on international revenues in the quarter and nine months, respectively.
Advertising
Worldwide advertising revenues increased $19 million, or 2%, to $1.235 billion in the quarter and decreased $21 million, or 1%, to $3.638 billion in the nine months. Foreign exchange had a 3-percentage point unfavorable impact on worldwide advertising revenues in the nine months. Worldwide advertising revenues include a 5-percentage point and 4-percentage point favorable impact from the acquisition of Telefe in the quarter and nine months, respectively. Domestic advertising revenues decreased $16 million, or 2%, to $955 million in the quarter and $83 million, or 3%, to $2.817 billion in the nine months, reflecting higher pricing, more than offset by lower impressions. International advertising revenues increased $35 million, or

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

14%, to $280 million in the quarter and $62 million, or 8%, to $821 million in the nine months. Excluding foreign exchange, which had a 7-percentage point and 11-percentage point unfavorable impact, international advertising revenues increased 21% and 19% in the quarter and nine months, respectively, driven by the acquisition of Telefe, as well as growth in Europe in the nine months. Telefe had a 22-percentage point and 16-percentage point favorable impact on international advertising revenues in the quarter and nine months, respectively.
Affiliate
Worldwide affiliate revenues increased $42 million, or 4%, to $1.190 billion in the quarter and $94 million, or 3%, to $3.490 billion in the nine months. Domestic affiliate revenues increased $41 million, or 4%, to $1.012 billion in the quarter and $72 million, or 2%, to $2.972 billion in the nine months, principally reflecting higher revenues from SVOD and other OTT agreements and rate increases, partially offset by a decline in subscribers. International affiliate revenues increased $1 million, or 1%, to $178 million in the quarter and $22 million, or 4%, to $518 million in the nine months. Excluding foreign exchange, which had a 4-percentage point and 6-percentage point unfavorable impact, international affiliate revenues increased 5% and 10% in the quarter and nine months, respectively, driven by the acquisition of Telefe, which had a 4-percentage point and 3-percentage point favorable impact on international affiliate revenues in the quarter and nine months, respectively. The nine months also reflects higher revenues from the impact of rate increases, subscriber growth, new channel launches and SVOD and other OTT agreements.
Ancillary
Worldwide ancillary revenues decreased $14 million, or 9%, to $135 million in the quarter. Worldwide ancillary revenues include a 3-percentage point favorable impact from the acquisition of Telefe. Domestic ancillary revenues decreased $15 million, or 17%, to $71 million, principally driven by lower consumer product revenue, and international ancillary revenues increased $1 million, or 2%, to $64 million. International ancillary revenues reflect an 8-percentage point favorable impact from the acquisition of Telefe, partially offset by a decrease due to the timing of other ancillary revenues.
Worldwide ancillary revenues increased $11 million, or 3%, to $415 million in the nine months. Worldwide ancillary revenues include a 2-percentage point favorable impact from the acquisition of Telefe. Domestic ancillary revenues decreased $14 million, or 6%, to $220 million, principally driven by lower consumer product revenue, and international ancillary revenues increased $25 million, or 15%, to $195 million. Excluding foreign exchange, which had a 3-percentage point unfavorable impact, international ancillary revenues increased 18%, principally driven by higher consumer product revenue and the acquisition of Telefe, which had a 6-percentage point favorable impact on international ancillary revenues.
Expenses
Media Networks segment expenses increased $49 million, or 3%, to $1.690 billion in the quarter and $214 million, or 5%, to $4.939 billion in the nine months. Worldwide expenses include an unfavorable 3-percentage point impact from the acquisition of Telefe in both the quarter and nine months.
Operating
Operating expenses increased $8 million, or 1%, to $1.044 billion in the quarter and $61 million, or 2%, to $3.050 billion in the nine months. Distribution and other expenses increased $39 million, or 39%, in the quarter and $45 million, or 15%, in the nine months, driven by increased participation costs on certain distribution agreements and ancillary expenses. Programming costs decreased $31 million, or 3% in the quarter, principally due to the timing of programming premieres, partially offset by a 3-percentage point increase from the acquisition of Telefe. Programming costs increased $16 million, or 1%, in the nine months, primarily reflecting a 3-percentage point increase due to the acquisition of Telefe, partially offset by a 2-percentage point decrease due to foreign exchange. Programming costs include a 1-percentage point benefit in the quarter and nine months attributable to management’s decision to cease use of certain original and acquired programming in connection with the execution of our flagship brand strategy. We expect programming costs for the fiscal year 2017 to increase at a low-to-mid single-digit rate due to our continuing investment in original content.
Selling, General and Administrative
SG&A expenses increased $40 million, or 7%, to $604 million in the quarter and $146 million, or 9%, to $1.758 billion in the nine months, due to the acquisition of Telefe, which had a 4-percentage point and 3-percentage point increase in the quarter and nine months, respectively, and higher employee-related and advertising and promotion costs.
Adjusted Operating Income
Adjusted operating income was substantially flat at $870 million in the quarter and decreased $130 million, or 5%, to $2.604 billion in the nine months, primarily reflecting the operating results discussed above.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2017	2016	$	%	2017	2016	$	%
Revenues by Component
Theatrical	$263	$91	$172	189%	$693	$402	$291	72%
Home entertainment	218	192	26	14	659	584	75	13
Licensing	300	297	3	1	892	774	118	15
Ancillary	66	41	25	61	256	128	128	100
Total revenues by component	$847	$621	$226	36%	$2,500	$1,888	$612	32%
Expenses
Operating	$741	$567	$(174)	(31)%	$2,455	$1,920	$(535)	(28)%
Selling, general and administrative	87	68	(19)	(28)	249	238	(11)	(5)
Depreciation and amortization	10	12	2	17	33	38	5	13
Total expenses	$838	$647	$(191)	(30)%	$2,737	$2,196	$(541)	(25)%
Adjusted Operating Income/(Loss)	$9	$(26)	$35	NM	$(237)	$(308)	$71	23%

NM - Not Meaningful
Revenues
Worldwide revenues increased $226 million, or 36%, to $847 million and $612 million, or 32%, to $2.500 billion in the quarter and nine months ended June 30, 2017, respectively. Domestic revenues increased 19% to $388 million in the quarter and 31% to $1.311 billion in the nine months. International revenues increased 56% to $459 million in the quarter and 34% to $1.189 billion in the nine months.
Theatrical
Worldwide theatrical revenues increased $172 million, or 189%, to $263 million in the quarter. Revenues from our current quarter releases increased $135 million, driven by the release of Transformers: The Last Knight. Carryover revenues increased $37 million, primarily driven by the release of Ghost in the Shell late in the prior quarter. Significant current quarter releases were Transformers: The Last Knight and Baywatch, compared with Teenage Mutant Ninja Turtles: Out of the Shadows in the prior year. Domestic theatrical revenues increased 85% and international theatrical revenues increased 296%.
Worldwide theatrical revenues increased $291 million, or 72%, to $693 million in the nine months, principally reflecting the mix of current year releases. Significant current year releases included Transformers: The Last Knight, xXx: Return of Xander Cage, Ghost in the Shell, Jack Reacher: Never Go Back, Baywatch and Arrival, compared with Daddy’s Home, Teenage Mutant Ninja Turtles: Out of the Shadows and The Big Short in the prior year. Domestic theatrical revenues increased 20% and international theatrical revenues increased 144%.
Home Entertainment
Worldwide home entertainment revenues increased $26 million, or 14%, to $218 million in the quarter, primarily reflecting catalog distribution revenues. Domestic home entertainment revenues increased 6% and international home entertainment revenues increased 33%. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.
Worldwide home entertainment revenues increased $75 million, or 13%, to $659 million in the nine months, primarily reflecting higher carryover revenues, driven by the release of Teenage Mutant Ninja Turtles: Out of the Shadows, as well as catalog distribution revenues. Significant releases in the current year were Star Trek Beyond, Jack Reacher: Never Go Back and Arrival, while the prior year releases included Mission: Impossible - Rogue Nation, Terminator: Genisys and Daddy’s Home. Domestic home entertainment revenues increased 13% and international home entertainment revenues increased 12%. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Licensing revenues increased $3 million, or 1%, to $300 million in the quarter. Domestic licensing revenues decreased 9%, primarily driven by the mix of titles available to pay television services, and international licensing revenues increased 7%, reflecting higher revenues from licensing arrangements with SVOD distributors.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Licensing revenues increased $118 million, or 15%, to $892 million in the nine months, primarily driven by Paramount Television product, including 13 Reasons Why, Berlin Station and Shooter. Domestic licensing revenues increased 34% and international licensing revenues increased 5%.
Ancillary
Ancillary revenues increased $25 million, or 61%, to $66 million and $128 million, or 100%, to $256 million in the quarter and nine months, respectively. Domestic ancillary revenues increased 77% in the quarter and 117% in the nine months, driven by the sale of a partial copyright interest in certain films released during the year. International ancillary revenues increased 10% in the quarter and 41% in the nine months.
Expenses
Total expenses increased $191 million, or 30%, to $838 million in the quarter and $541 million, or 25%, to $2.737 billion in the nine months, driven by higher operating expenses.
Operating
Operating expenses increased $174 million, or 31%, to $741 million in the quarter and $535 million, or 28%, to $2.455 billion in the nine months. Distribution and other costs, principally print and advertising expenses, increased $127 million, or 64%, in the quarter and $393 million, or 45%, in the nine months, primarily driven by higher marketing costs for our current year slate. Film costs increased $47 million, or 13%, in the quarter and $142 million, or 14%, in the nine months, primarily driven by the current year slate, including the release of Transformers: The Last Knight.
Selling, General and Administrative
SG&A expenses increased $19 million, or 28%, to $87 million and $11 million, or 5%, to $249 million in the quarter and nine months, respectively, primarily driven by higher employee-related costs.
Adjusted Operating Income/(Loss)
Adjusted operating income was $9 million in the quarter compared with adjusted operating loss of $26 million for the prior year quarter, an improvement of $35 million, and adjusted operating loss was $237 million for the nine months compared with $308 million in the prior year, an improvement of $71 million, primarily reflecting the operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
In fiscal 2017, we entered into three-year strategic cooperation and slate financing agreements with Huahua Media (“Huahua”) and Shanghai Film Group (“SFG”). Pursuant to the agreements, Huahua and SFG agreed to co-finance an aggregate of

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

approximately thirty percent of Paramount’s cost of its slate of films for a three-year period, with options for an additional year, with five percent of the slate financing being subject to receipt of certain regulatory approvals within a set time period. The arrangements include the sale of a partial copyright interest in each film. Such interests are recorded as ancillary revenue in instances where the film is substantially complete at the time of execution of the arrangement and when all other revenue recognition criteria have been met, or as a reduction of the cost of the film if the sale of copyright interest occurs prior to substantial completion of the film. In light of a delay in receipt of a scheduled payment, recognition with respect to certain film interests has been deferred in the quarter.
Cash Flows
Cash and cash equivalents were $425 million as of June 30, 2017, an increase of $46 million compared with September 30, 2016. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures, plus excess tax benefits from equity-based compensation awards (actual tax deductions in excess of amounts previously recognized, which is included within financing activities in the statement of cash flows), as applicable. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of these measures provide investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Change in cash and cash equivalents (in millions)	Nine Months Ended June 30,		Better/(Worse)
	2017	2016	$
Net cash provided by operating activities	$653	$400	$253
Net cash provided by/(used in) investing activities	256	(139)	395
Net cash flow used in financing activities	(861)	(545)	(316)
Effect of exchange rate changes on cash and cash equivalents	(2)	(30)	28
Increase/(decrease) in cash and cash equivalents	$46	$(314)	$360
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$653	$400	$253
Capital expenditures	(139)	(80)	(59)
Excess tax benefits	1	—	1
Free cash flow (Non-GAAP)	515	320	195
Debt retirement premium	33	—	33
Operating free cash flow (Non-GAAP)	$548	$320	$228

Operating Activities
Cash provided by operating activities improved $253 million for the nine months ended June 30, 2017, primarily reflecting lower film production spend, partially offset by other unfavorable working capital requirements, including higher income tax payments.
Investing Activities
Cash provided by investing activities was $256 million for the nine months ended June 30, 2017 compared with cash used in investing activities of $139 million in the prior year. The change of $395 million principally reflects net proceeds of $593 million from the sale of our investment in EPIX and $108 million from the sale of marketable securities in the current year, partially offset by the acquisition of Telefe for $336 million, net of cash acquired, and higher capital expenditures.
Financing Activities
Cash used in financing activities increased $316 million for the nine months ended June 30, 2017 principally reflecting the impact of debt transactions totaling $816 million, partially offset by lower dividend payments of $237 million and a $162 million increase in stock options exercised. In addition, we did not repurchase stock in the current year compared with stock repurchase payments of $100 million in the prior year.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Capital Resources
Capital Structure and Debt
Total debt was $11.173 billion as of June 30, 2017, a decrease of $740 million from $11.913 billion at September 30, 2016.
In the nine months ended June 30, 2017, we issued $2.6 billion of junior debentures and senior notes and redeemed $3.331 billion of senior notes and debentures.
Our issuances of debt were comprised of:

•	$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 5 years (the “5-year Hybrid debentures”)

•
$650 million in aggregate principal amount of fixed-to-floating rate junior subordinated debentures due 2057 at par, callable in 10 years (the “10-year Hybrid debentures” and, together with the 5-year Hybrid debentures, the “Hybrid Debentures”)

•	$400 million in aggregate principal amount of 2.250% senior notes due 2022 at a price equal to 99.692% of the principal amount (the “2022 Senior Notes”)

•
$900 million in aggregate principal amount of 3.450% senior notes due 2026 at a price equal to 99.481% of the principal amount (the “2026 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”)

The 5-year Hybrid debentures accrue interest at a rate of 5.875% until February 28, 2022, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.895%, reset quarterly. The 10-year Hybrid debentures accrue interest at a rate of 6.250% until February 28, 2027, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.899%, reset quarterly. The Hybrid Debentures can be called by us at any time after the expiration of the fixed-rate period. The proceeds, net of issuance fees and expenses, from the issuance of the Hybrid Debentures and the Senior Notes were $2.569 billion.
The Hybrid Debentures’ subordination, interest deferral option and extended term provide significant credit protection measures for senior creditors and as a result of these features, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
In the quarter ended June 30, 2017, we redeemed $1.031 billion of senior notes and debentures for a redemption price of $1.0 billion. As a result of these redemptions, we recognized a pre-tax extinguishment gain of $16 million, net of $15 million of unamortized debt discount and issuance fees, in the quarter ended June 30, 2017.
We redeemed $2.3 billion of senior notes in the first half of fiscal 2017. The aggregate redemption price was equal to the sum of the principal amounts and a make-whole amount, together totaling $2.333 billion. As a result of these redemptions, we recognized a pre-tax extinguishment loss of $36 million, which included $3 million of unamortized debt discount and issuance fees.
The total redemptions of $3.331 billion in the nine months ended June 30, 2017 resulted in a net pre-tax extinguishment loss of $20 million.
Credit Facility
At June 30, 2017, there were no amounts outstanding under our credit facility. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2017.
Commitments and Contingencies
See Note 7 to the Consolidated Financial Statements for information regarding our commitments and contingencies, including legal matters.

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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VIACOM INC.

Date: August 3, 2017	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 3, 2017	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)