Form 10-Q
period 2017-12-31
Viacom Inc.
filed 2018-02-08
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 31, 2018
Class A common stock, par value $0.001 per share	49,431,181
Class B common stock, par value $0.001 per share	352,910,924

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2017	2016
Revenues	$3,073	$3,324
Expenses:
Operating	1,563	1,819
Selling, general and administrative	740	701
Depreciation and amortization	53	56
Restructuring	—	42
Total expenses	2,356	2,618
Operating income	717	706
Interest expense, net	(147)	(156)
Equity in net earnings of investee companies	1	13
Gain/(loss) on extinguishment of debt	25	(6)
Other items, net	(3)	9
Earnings from continuing operations before provision for income taxes	593	566
Provision for income taxes	(42)	(158)
Net earnings from continuing operations	551	408
Discontinued operations, net of tax	2	—
Net earnings (Viacom and noncontrolling interests)	553	408
Net earnings attributable to noncontrolling interests	(16)	(12)
Net earnings attributable to Viacom	$537	$396
Amounts attributable to Viacom:
Net earnings from continuing operations	$535	$396
Discontinued operations, net of tax	2	—
Net earnings attributable to Viacom	$537	$396
Basic earnings per share attributable to Viacom:
Continuing operations	$1.33	$1.00
Discontinued operations	—	—
Net earnings	$1.33	$1.00
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.33	$1.00
Discontinued operations	—	—
Net earnings	$1.33	$1.00
Weighted average number of common shares outstanding:
Basic	402.5	397.0
Diluted	402.6	397.9
Dividends declared per share of Class A and Class B common stock	$0.20	$0.20

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
(in millions)	2017	2016
Net earnings (Viacom and noncontrolling interests)	$553	$408
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	9	(138)
Defined benefit pension plans	2	2
Cash flow hedges	1	—
Available for sale securities	30	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	42	(136)
Comprehensive income	595	272
Less: Comprehensive income attributable to noncontrolling interest	16	11
Comprehensive income attributable to Viacom	$579	$261

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$394	$1,389
Receivables, net	3,125	2,970
Inventory, net	959	919
Prepaid and other assets	527	523
Total current assets	5,005	5,801
Property and equipment, net	936	978
Inventory, net	3,978	3,982
Goodwill	11,660	11,665
Intangibles, net	305	313
Other assets	947	959
Total assets	$22,831	$23,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$351	$431
Accrued expenses	654	869
Participants’ share and residuals	800	825
Program obligations	698	712
Deferred revenue	421	463
Current portion of debt	120	19
Other liabilities	494	434
Total current liabilities	3,538	3,753
Noncurrent portion of debt	10,069	11,100
Participants’ share and residuals	339	384
Program obligations	485	477
Deferred tax liabilities, net	235	294
Other liabilities	1,285	1,323
Redeemable noncontrolling interest	249	248
Commitments and contingencies (Note 6)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.1 and 353.0 outstanding, respectively	—	—
Additional paid-in capital	10,129	10,119
Treasury stock, 393.7 and 393.8 common shares held in treasury, respectively	(20,585)	(20,590)
Retained earnings	17,582	17,124
Accumulated other comprehensive loss	(576)	(618)
Total Viacom stockholders’ equity	6,550	6,035
Noncontrolling interests	81	84
Total equity	6,631	6,119
Total liabilities and equity	$22,831	$23,698

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
(in millions)	2017	2016
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$553	$408
Discontinued operations, net of tax	(2)	—
Net earnings from continuing operations	551	408
Reconciling items:
Depreciation and amortization	53	56
Feature film and program amortization	1,047	1,089
Equity-based compensation	14	23
Equity in net earnings and distributions from investee companies	4	13
Deferred income taxes	(91)	(63)
Operating assets and liabilities, net of acquisitions:
Receivables	(93)	(323)
Production and programming	(1,191)	(1,020)
Accounts payable and other current liabilities	(232)	(45)
Other, net	(50)	21
Net cash provided by operating activities	12	159

INVESTING ACTIVITIES
Acquisitions and investments, net	(2)	(343)
Capital expenditures	(28)	(52)
Proceeds received from asset sales	23	—
Proceeds received from grantor trusts	2	46
Net cash used in investing activities	(5)	(349)

FINANCING ACTIVITIES
Borrowings	—	1,285
Debt repayments	(1,000)	(900)
Commercial paper	100	—
Dividends paid	(80)	(79)
Other, net	(22)	(14)
Net cash provided by/(used in) financing activities	(1,002)	292
Effect of exchange rate changes on cash and cash equivalents	—	(38)
Net change in cash and cash equivalents	(995)	64
Cash and cash equivalents at beginning of period	1,389	379
Cash and cash equivalents at end of period	$394	$443

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom is home to premier global media brands that create compelling entertainment content - including television programs, motion pictures, short-form content, games, consumer products, podcasts, live events and social media experiences - for audiences in 183 countries on various platforms and devices. Viacom operates through two reportable segments: Media Networks and Filmed Entertainment. The Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers through three brand groups: the Global Entertainment Group, the Nickelodeon Group and BET Networks. The Filmed Entertainment segment develops, produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television divisions, in various markets and media worldwide, for itself and for third parties. It partners on various projects with key Viacom franchises, including Nickelodeon Movies and MTV Films. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2018 (“fiscal 2018”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2017, as filed with the SEC on November 16, 2017 (the “2017 Form 10-K”).
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
Recent Accounting Pronouncements
Equity-Based Compensation
On October 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for and presentation of share-based payments in the financial statements. The new guidance requires all excess tax benefits and tax deficiencies arising from share-based payment activity to be (i) recognized within Provision for income taxes in the Consolidated Statements of Earnings in the period in which the awards vest or are exercised or canceled, and (ii) reported as operating activities in the Consolidated Statements of Cash Flows.
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. Among other provisions, ASU 2017-12 expands the eligibility of hedging strategies that qualify for hedge accounting, changes the assessment of hedge effectiveness and modifies the presentation and disclosure of hedging activities. The guidance will be effective for the first interim period of our 2020 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. As of December 31, 2017, the Company had approximately $200 million of unrecorded net deferred tax assets, primarily related to an intra-entity transfer of assets. Once recorded, the deferred tax assets will be amortized over the next 12 years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2019 fiscal year, and allows adoption either under a full retrospective or a modified retrospective approach.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	December 31, 2017	September 30, 2017
Film inventory:
Released, net of amortization	$569	$534
Completed, not yet released	1	85
In process and other	671	686
	1,241	1,305
Television productions:
Released, net of amortization	19	15
In process and other	279	237
	298	252
Original programming:
Released, net of amortization	1,094	1,146
In process and other	716	673
	1,810	1,819
Acquired program rights, net of amortization	1,503	1,435
Home entertainment inventory	85	90
Total inventory, net	4,937	4,901
Less current portion	959	919
Noncurrent portion	$3,978	$3,982

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	December 31, 2017	September 30, 2017
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$550	$550
Senior notes due December 2019, 2.750%	252	252
Senior notes due March 2021, 4.500%	496	496
Senior notes due December 2021, 3.875%	595	595
Senior notes due February 2022, 2.250%	102	188
Senior notes due June 2022, 3.125%	194	297
Senior notes due March 2023, 3.250%	180	298
Senior notes due September 2023, 4.250%	1,238	1,237
Senior notes due April 2024, 3.875%	488	545
Senior notes due October 2026, 3.450%	474	587
Senior debentures due December 2034, 4.850%	281	585
Senior debentures due April 2036, 6.875%	1,067	1,067
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	61	102
Senior debentures due March 2043, 4.375%	1,097	1,096
Senior debentures due June 2043, 4.875%	32	37
Senior debentures due September 2043, 5.850%	1,230	1,229
Senior debentures due April 2044, 5.250%	344	545
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Commercial paper	100	—
Capital lease and other obligations	49	54
Total debt	10,189	11,119
Less current portion	120	19
Noncurrent portion	$10,069	$11,100

In the quarter ended December 31, 2017, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, net of $14 million of unamortized debt costs and transaction fees.
Our 5.875% junior subordinated debentures accrue interest at a fixed rate of 5.875% until February 28, 2022, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.895%, reset quarterly. Our 6.250% junior subordinated debentures accrue interest at a fixed rate of 6.250% until February 28, 2027, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.899%, reset quarterly. The junior subordinated debentures can be called by us at any time after the expiration of the fixed-rate period.
The total unamortized discount and issuance fees and expenses related to our notes and debentures outstanding was $442 million and $457 million as of December 31, 2017 and September 30, 2017, respectively. The fair value of our notes and debentures outstanding was approximately $10.5 billion as of December 31, 2017. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
Credit Facility
At December 31, 2017, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $100 million with a weighted average maturity of 5 days and weighted average interest rate of 2.11%, was $2.4 billion as of December 31, 2017. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2017.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended December 31,
	2017	2016
Interest cost	$9	$8
Expected return on plan assets	(10)	(9)
Recognized actuarial loss	2	2
Net periodic benefit cost	$1	$1

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Quarter Ended December 31,
	2017	2016
Beginning balance	$248	$211
Net earnings	7	7
Distributions	(6)	(6)
Translation adjustment	2	(12)
Redemption value adjustment	(2)	—
Ending Balance	$249	$200

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2017 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $180 million, and are recorded as a liability as of December 31, 2017. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Legal Matters
Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matter described below and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or operating cash flows.
Purported Derivative Action
In July 2016, a purported derivative action was commenced in the Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleged that Viacom’s directors breached their fiduciary duties to

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom in connection with compensation paid to Mr. Redstone and that these breaches permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone. In October 2017, the Court granted Viacom’s motion to dismiss the action. In November 2017, the plaintiff filed a notice of appeal, and in January 2018, the plaintiff filed its opening appeal brief.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Quarter Ended December 31, 2017			Quarter Ended December 31, 2016
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$6,035	$84	$6,119	$4,277	$53	$4,330
Net earnings	537	16	553	396	12	408
Other comprehensive income/(loss) (1)	42	—	42	(135)	(1)	(136)
Noncontrolling interests	2	(19)	(17)	—	(13)	(13)
Dividends declared	(81)	—	(81)	(79)	—	(79)
Equity-based compensation and other	15	—	15	(1)	—	(1)
Ending Balance	$6,550	$81	$6,631	$4,458	$51	$4,509

(1) The components of other comprehensive income/(loss) are net of tax expense of $18 million and $1 million for the quarters ended December 31, 2017 and 2016, respectively.
NOTE 8. RESTRUCTURING
Our severance liability by reportable segment is as follows:

Severance Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2017	$119	$45	$44	$208
Severance payments	(28)	(13)	(9)	(50)
December 31, 2017	$91	$32	$35	$158

As of December 31, 2017, of the remaining $158 million liability, $121 million is classified as a current liability in the Consolidated Balance Sheet, with the remaining $37 million classified as a noncurrent liability. Amounts classified as noncurrent are expected to be paid through 2020, in accordance with applicable contractual terms.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended December 31,
	2017	2016
Weighted average number of common shares outstanding, basic	402.5	397.0
Dilutive effect of equity awards	0.1	0.9
Weighted average number of common shares outstanding, diluted	402.6	397.9

Anti-dilutive common shares	19.1	15.6

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Quarter Ended December 31,
	2017	2016
Cash paid for interest	$123	$150
Cash paid for income taxes	$24	$38
Accounts Receivable
We had $430 million and $486 million of noncurrent trade receivables as of December 31, 2017 and September 30, 2017, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other over-the-top arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
Assets Held for Sale
Certain Media Networks assets included within Property and equipment, net in our Consolidated Balance Sheets, with a carrying value of approximately $30 million, are held for sale as of December 31, 2017. We expect the sales of these assets to be completed in fiscal 2018 and plan to use the proceeds for the repayment of outstanding debt.
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

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $162 million in assets and $5 million in liabilities as of December 31, 2017, and $159 million in assets and $8 million in liabilities as of September 30, 2017. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
NOTE 11. INCOME TAXES
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act will lower the federal corporate income tax rate, modernize United States (“U.S.”) international tax rules and provide the most significant overhaul of the U.S. tax code in more than 30 years. The currently relevant provisions of the Act provide for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. As a result of these factors, as well as our fiscal year-end, the federal statutory tax rate will decrease from 35% to a prorated rate of 24.5% for fiscal 2018. While the Act includes many provisions, those applicable to Viacom will phase-in and will not be fully effective until fiscal 2019.
As a result of the December 22, 2017 legislation, provisional amounts have been recorded in accordance with SEC guidance provided in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, for the remeasurement of deferred tax assets and liabilities and the transition tax. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future and recorded a provisional net discrete tax benefit of $149 million. In addition, a provisional expense of $48 million has been recorded on a net basis for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. These amounts are provisional because certain aspects were based on estimates and assumptions where guidance has yet to be provided. As guidance is received from federal and state authorities, the outcome of these provisional amounts could change.
No additional income taxes have been provided for any remaining undistributed international cash not subject to the transition tax or any additional outside basis differences as these amounts continue to be indefinitely reinvested outside the U.S. These

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

amounts could be subject to approximately $100 million to $150 million of U.S. tax to the extent they are repatriated in the future.
Our effective income tax rate was 7.1% in the quarter ended December 31, 2017, which included a net discrete tax benefit of $103 million, consisting of $101 million related to the U.S.’ enactment of the Act and $2 million of other net discrete tax items. When taken together with the discrete tax impact of the gain on debt extinguishment, the effective income tax rate was reduced by 17.4 percentage points.
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
NOTE 12. FAIR VALUE MEASUREMENTS
During the quarter ended December 31, 2017, an investment previously accounted for using the cost method was listed on a public exchange. As a result, we have reclassified our investment as available-for-sale. The fair value of our available-for-sale securities was $56 million as of December 31, 2017, which is included within Other assets, noncurrent in our Consolidated Balance Sheet, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was an asset of $9 million and $7 million as of December 31, 2017 and September 30, 2017, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy). The notional value of all foreign exchange contracts was $1.274 billion and $869 million as of December 31, 2017 and September 30, 2017, respectively. At December 31, 2017, $717 million related to our foreign currency balances and $557 million related to future production costs. At September 30, 2017, $287 million related to our foreign currency balances and $582 million related to future production costs.
NOTE 13. REPORTABLE SEGMENTS
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

Revenues by Segment (in millions)	Quarter Ended December 31,
	2017	2016
Media Networks	$2,560	$2,589
Filmed Entertainment	544	758
Eliminations	(31)	(23)
Total revenues	$3,073	$3,324

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended December 31,
	2017	2016
Media Networks	$913	$987
Filmed Entertainment	(130)	(180)
Corporate expenses	(55)	(50)
Eliminations	3	7
Equity-based compensation	(14)	(16)
Restructuring (1)	—	(42)
Operating income	717	706
Interest expense, net	(147)	(156)
Equity in net earnings of investee companies	1	13
Gain/(loss) on extinguishment of debt	25	(6)
Other items, net	(3)	9
Earnings from continuing operations before provision for income taxes	$593	$566

(1) The restructuring charge in the quarter ended December 31, 2016 includes $7 million of equity-based compensation expense.

Total Assets (in millions)	December 31, 2017	September 30, 2017

Media Networks	$17,635	$17,984
Filmed Entertainment	6,226	6,188
Corporate/Eliminations	(1,030)	(474)
Total assets	$22,831	$23,698

Revenues by Component (in millions)	Quarter Ended December 31,
	2017	2016
Advertising	$1,308	$1,294
Affiliate	1,094	1,144
Feature film	496	680
Ancillary	206	229
Eliminations	(31)	(23)
Total revenues	$3,073	$3,324

NOTE 14. RELATED PARTY TRANSACTIONS
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On February 1, 2018, we announced that our Board of Directors has established a special committee of independent directors to evaluate a potential combination with CBS, and that the Committee has retained independent legal counsel and is retaining independent financial advisors in connection with the evaluation.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the quarters ended December 31, 2017 and 2016, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $1 million and $2 million, respectively.
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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended December 31,
	2017	2016
Consolidated Statements of Earnings
Revenues	$44	$44
Operating expenses	$52	$50

	December 31, 2017	September 30, 2017
Consolidated Balance Sheets
Accounts receivable	$1	$5

Participants’ share and residuals, current	$69	$69
Program obligations, current	50	54
Program obligations, noncurrent	44	49
Other liabilities	2	1
Total due to CBS	$165	$173

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended December 31,
	2017	2016
Consolidated Statements of Earnings
Revenues	$4	$51
Operating expenses	$2	$32
Selling, general and administrative	$—	$(3)

	December 31, 2017	September 30, 2017
Consolidated Balance Sheets
Accounts receivable	$50	$49
Other assets	5	5
Total due from other related parties	$55	$54

Accounts payable	$11	$8
Other liabilities	—	—
Total due to other related parties	$11	$8

All other related party transactions are not material in the periods presented.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission (“SEC”) on November 16, 2017 (the “2017 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview: The overview section provides a summary of our business.
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2017, compared with the quarter ended December 31, 2016. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2017, compared with the quarter ended December 31, 2016, and of our outstanding debt, commitments and contingencies existing as of December 31, 2017.
OVERVIEW
Summary
We are home to premier global media brands that create compelling entertainment content - including television programs, motion pictures, short-form content, games, consumer products, podcasts, live events and social media experiences - for audiences in 183 countries on various platforms and devices.
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
Our Media Networks segment operates globally as Viacom Media Networks through three brand groups, our Global Entertainment Group, the Nickelodeon Group and BET Networks. Globally, our program services reach approximately 4.3 billion cumulative television subscribers in 183 countries and 43 languages, via 300 locally programmed and operated television channels, including Nickelodeon®, Nick Jr.®, MTV®, BET®, Comedy Central®, Paramount Network™ (formerly Spike® in the United States (“U.S.”)), VH1®, TV Land®, CMT®, Logo® and our program services created specifically for international audiences, such as British public service broadcaster Channel 5® (in the United Kingdom), Telefe® (in Argentina), Colors® (in India) and Paramount Channel™ (in a variety of territories). “Cumulative television subscribers” is an aggregation of the total subscribers to each Viacom owned and operated, joint venture and licensee channel.
Our Filmed Entertainment segment develops, produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures®, Paramount Players™, Paramount Animation® and Paramount Television™ divisions, in various markets and media worldwide, for itself and for third parties. It partners on various projects with key Viacom franchises, including Nickelodeon Movies and MTV Films.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations
Our summary consolidated results of operations are presented below for the quarters ended December 31, 2017 and 2016.

	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2017	2016	$	%
GAAP
Revenues	$3,073	$3,324	$(251)	(8)%
Operating income	717	706	11	2
Net earnings from continuing operations attributable to Viacom	535	396	139	35
Diluted earnings per share from continuing operations	1.33	1.00	0.33	33

Non-GAAP*
Adjusted operating income	$717	$748	$(31)	(4)%
Adjusted net earnings from continuing operations attributable to Viacom	413	413	—	—
Adjusted diluted earnings per share from continuing operations	1.03	1.04	(0.01)	(1)

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
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarters ended December 31, 2017 and 2016. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended December 31, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$717	$593	$42	$535	$1.33
Factors Affecting Comparability:
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Discrete tax benefit	—	—	103	(103)	(0.25)
Adjusted results (Non-GAAP)	$717	$568	$139	$413	$1.03

(in millions, except per share amounts)
	Quarter Ended December 31, 2016
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$706	$566	$158	$396	$1.00
Factors Affecting Comparability:
Restructuring	42	42	14	28	0.07
Loss on extinguishment of debt	—	6	2	4	0.01
Discrete tax benefit	—	—	15	(15)	(0.04)
Adjusted results (Non-GAAP)	$748	$614	$189	$413	$1.04

Gain/loss on extinguishment of debt: We redeemed senior notes and debentures totaling $1.039 billion in the quarter ended December 31, 2017. As a result, we recognized a pre-tax extinguishment gain of $25 million.
We redeemed senior notes totaling $900 million in the quarter ended December 31, 2016. As a result, we recognized a pre-tax extinguishment loss of $6 million.
Restructuring charge: We recognized a pre-tax restructuring charge of $42 million in the quarter ended December 31, 2016 for severance associated with management changes.
As we continue to implement our strategic initiatives, we may incur restructuring charges in the second fiscal quarter.
Discrete taxes: The net discrete tax benefit in the quarter ended December 31, 2017 was principally related to the U.S.’ enactment of the Tax Cuts and Jobs Act.
The net discrete tax benefit in the quarter ended December 31, 2016 was principally related to the reversal of a valuation allowance on net operating losses upon receipt of a favorable tax authority ruling.
Revenues
Worldwide revenues decreased $251 million, or 8%, to $3.073 billion in the quarter ended December 31, 2017. Filmed Entertainment revenues decreased $214 million, or 28%, and Media Networks revenues decreased $29 million, or 1%.
Expenses
Total expenses decreased $262 million, or 10%, to $2.356 billion in the quarter ended December 31, 2017, primarily reflecting lower Filmed Entertainment expenses and the impact of the restructuring charge in the prior year quarter, partially offset by an increase in Media Networks expenses. Filmed Entertainment expenses decreased $264 million, or 28%, primarily driven by lower operating expenses. Media Networks expenses increased $45 million, or 3%, principally driven by the acquisition of Televisión Federal S.A. (“Telefe”), which we acquired on November 15, 2016.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Operating
Operating expenses decreased $256 million, or 14%, to $1.563 billion in the quarter. Filmed Entertainment operating expenses decreased $264 million, or 31%, and Media Networks operating expenses increased $11 million, or 1%.
Selling, General and Administrative
SG&A expenses increased $39 million, or 6%, to $740 million in the quarter. Media Networks SG&A expenses increased $36 million, or 6%, and Filmed Entertainment SG&A expenses increased $2 million, or 3%.
Restructuring
As discussed in “Factors Affecting Comparability”, a restructuring charge of $42 million was recognized in the quarter ended December 31, 2016.
Operating Income
Operating income increased $11 million, or 2%, to $717 million in the quarter ended December 31, 2017, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $31 million, or 4%, to $717 million. Media Networks adjusted operating income decreased $74 million, or 7%, while Filmed Entertainment adjusted operating results improved by $50 million, or 28%. Corporate expenses increased $5 million, or 10%, due to an increase in third-party professional services.
Income Taxes
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act will lower the federal corporate income tax rate, modernize U.S. international tax rules and provide the most significant overhaul of the U.S. tax code in more than 30 years. The currently relevant provisions of the Act provide for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. As a result of these factors, as well as our fiscal year-end, the federal statutory tax rate will decrease from 35% to a prorated rate of 24.5% for fiscal 2018. While the Act includes many provisions, those applicable to Viacom will phase-in and will not be fully effective until fiscal 2019.
Our effective income tax rate was 7.1% in the quarter ended December 31, 2017. A net discrete tax benefit of $103 million, taken together with the discrete tax impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 17.4 percentage points. Excluding the impact of these items, our adjusted effective income tax rate was 24.5%, a decline of 6.3 percentage points from the prior year quarter, principally related to the U.S.’ enactment of the Act.
Our effective income tax rate was 27.9% in the quarter ended December 31, 2016. A net discrete tax benefit of $15 million, taken together with the discrete tax impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 2.9 percentage points. Excluding the impact of these items, our adjusted effective income tax rate was 30.8%.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom increased $139 million, or 35%, to $535 million in the quarter, principally due to the impact of the Act on our income tax provision. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom remained flat at $413 million in the quarter, with the decrease in tax-effected adjusted operating income described above substantially offset by the benefit from the decrease in adjusted effective tax rate.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations increased $0.33 per diluted share to $1.33 in the quarter, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations decreased $0.01 per diluted share to $1.03 in the quarter.
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
(continued)

Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2017	2016	$	%
Revenues by Component
Advertising	$1,308	$1,294	$14	1%
Affiliate	1,094	1,144	(50)	(4)
Ancillary	158	151	7	5
Total revenues by component	$2,560	$2,589	$(29)	(1)%
Expenses
Operating	$1,013	$1,002	$(11)	(1)%
Selling, general and administrative	593	557	(36)	(6)
Depreciation and amortization	41	43	2	5
Total expenses	$1,647	$1,602	$(45)	(3)%
Adjusted Operating Income	$913	$987	$(74)	(7)%

Revenues
Worldwide revenues decreased $29 million, or 1%, to $2.560 billion in the quarter ended December 31, 2017. Domestic revenues decreased $126 million, or 6%, to $1.929 billion and international revenues increased $97 million, or 18%, to $631 million. Excluding a 5-percentage point favorable impact from foreign exchange, international revenues increased 13%, primarily driven by a 6-percentage point favorable impact from the acquisition of Telefe, as well as growth in Europe.
Advertising
Worldwide advertising revenues increased $14 million, or 1%, to $1.308 billion in the quarter. Worldwide advertising revenues include a 3-percentage point favorable impact from the acquisition of Telefe. Domestic advertising revenues decreased $54 million, or 5%, to $937 million, reflecting lower linear impressions partially offset by higher pricing, as well as growth in digital advertising revenue. International advertising revenues increased $68 million, or 22%, to $371 million. Excluding a 5-percentage point favorable impact from foreign exchange, international advertising revenues increased 17%, primarily driven by a 10-percentage point favorable impact from the acquisition of Telefe, as well as growth in Europe.
Affiliate
Worldwide affiliate revenues decreased $50 million, or 4%, to $1.094 billion in the quarter. Domestic affiliate revenues decreased $78 million, or 8%, to $907 million, principally due to subscriber declines and lower subscription video-on-demand (“SVOD”) and other over-the-top (“OTT”) revenues, partially offset by contractual rate increases. Rate increases were negatively impacted by renewal rate resets with certain distributors. International affiliate revenues increased $28 million, or 18%, to $187 million. Excluding a 5-percentage point favorable impact from foreign exchange, international affiliate revenues increased 13%, which includes a 2-percentage point favorable impact from the acquisition of Telefe.
Ancillary
Worldwide ancillary revenues increased $7 million, or 5%, to $158 million in the quarter. Worldwide ancillary revenues include a 2-percentage point favorable impact from foreign exchange. Domestic ancillary revenues increased $6 million, or 8%, to $85 million, and international ancillary revenues increased $1 million, or 1%, to $73 million.
Expenses
Media Networks segment expenses increased $45 million, or 3%, to $1.647 billion in the quarter ended December 31, 2017. Worldwide expenses include an unfavorable 2-percentage point impact from the acquisition of Telefe.
Operating
Operating expenses increased $11 million, or 1%, to $1.013 billion in the quarter. Programming costs increased $6 million, or 1%, primarily due to the acquisition of Telefe. Programming costs include a 2-percentage point benefit in the quarter attributable to management’s decision to cease use of certain original and acquired programming in connection with the execution of our flagship brand strategy. Distribution and other expenses increased $5 million, or 5%. Excluding a 3-percentage point unfavorable impact from foreign exchange, distribution and other expenses increased 2%.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Selling, General and Administrative
SG&A expenses increased $36 million, or 6%, to $593 million in the quarter, driven by higher advertising and promotion costs as well as the acquisition of Telefe. SG&A costs include a 3-percentage point benefit of cost savings from our recent restructuring activities.
Adjusted Operating Income
Adjusted operating income decreased $74 million, or 7%, to $913 million in the quarter ended December 31, 2017, reflecting the operating results discussed above.
Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2017	2016	$	%
Revenues by Component
Theatrical	$100	$192	$(92)	(48)%
Home entertainment	183	243	(60)	(25)
Licensing	213	245	(32)	(13)
Ancillary	48	78	(30)	(38)
Total revenues by component	$544	$758	$(214)	(28)%
Expenses
Operating	$583	$847	$264	31%
Selling, general and administrative	81	79	(2)	(3)
Depreciation and amortization	10	12	2	17
Total expenses	$674	$938	$264	28%
Adjusted Operating Loss	$(130)	$(180)	$50	28%

Revenues
Worldwide revenues decreased $214 million, or 28%, to $544 million in the quarter ended December 31, 2017. Worldwide revenues include a 2-percentage point favorable impact from foreign exchange. Domestic revenues decreased 42% to $270 million and international revenues decreased 6% to $274 million. Foreign exchange had a 4-percentage point favorable impact on international revenues.
Theatrical
Worldwide theatrical revenues decreased $92 million, or 48%, to $100 million in the quarter due to the number and mix of current quarter releases. Significant current quarter releases were Daddy’s Home 2 and Downsizing, compared with Jack Reacher: Never Go Back, Arrival, Allied, Office Christmas Party and Fences in the prior year quarter. Domestic theatrical revenues decreased 49% and international theatrical revenues decreased 46%. Foreign exchange had a 3-percentage point favorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $60 million, or 25%, to $183 million in the quarter, primarily due to the comparison against the release of Star Trek Beyond in the prior year quarter. Worldwide home entertainment revenues include a 2-percentage point favorable impact from foreign exchange. Domestic home entertainment revenues decreased 38% due to the strong domestic performance of Star Trek Beyond in the prior year quarter, while international home entertainment revenues increased 1%. Foreign exchange had a 6-percentage point favorable impact on international home entertainment revenues.
Licensing
Licensing revenues decreased $32 million, or 13%, to $213 million in the quarter. Domestic licensing revenues decreased 36% and international licensing revenues increased 8%, primarily driven by the mix of titles available in each market. Foreign exchange had a 3-percentage point favorable impact on international licensing revenues.
Ancillary
Ancillary revenues decreased $30 million, or 38%, to $48 million in the quarter, primarily driven by a sale in the prior year quarter of a partial copyright interest in certain films in connection with an agreement then in place. Domestic ancillary revenues decreased 49% and international ancillary revenues increased 27%.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Total expenses decreased $264 million, or 28%, to $674 million in the quarter ended December 31, 2017, driven by lower operating expenses.
Operating
Operating expenses decreased $264 million, or 31%, to $583 million in the quarter. Distribution and other costs, principally print and advertising expenses, decreased $210 million, or 45%, primarily driven by lower marketing costs for our current year slate. Film costs decreased $54 million, or 14%.
Selling, General and Administrative
SG&A expenses increased $2 million, or 3%, to $81 million in the quarter.
Adjusted Operating Loss
Adjusted operating loss was $130 million in the quarter ended December 31, 2017 compared with $180 million for the prior year quarter, an improvement of $50 million, or 28%, reflecting the operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our primary source of liquidity is cash provided through the operations of our businesses. We have access to external financing sources such as our revolving credit facility and the capital markets. Our principal uses of cash from operations include the creation of new programming and film content, acquisitions of third-party content, and interest and income tax payments. We also use cash for the repayment of debt, quarterly cash dividends, capital expenditures and acquisitions of businesses.
As a result of the enactment of the Act on December 22, 2017, the Company has recorded a $48 million provisional transition tax on $946 million of these indefinitely reinvested foreign earnings. We are in the process of repatriating the related amounts of these funds to the U.S. We do not currently have plans to repatriate any remaining undistributed international cash not subject to the transition tax. Should we require additional capital in the U.S., we could elect to repatriate these additional funds or access external financing, but repatriating these funds could result in approximately $100 million to $150 million of U.S. tax. Cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act.
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
(continued)

Cash Flows
Cash and cash equivalents were $394 million as of December 31, 2017, a decrease of $995 million compared with September 30, 2017. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures, as applicable. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of these measures provide investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Change in cash and cash equivalents (in millions)	Quarter Ended December 31,		Better/(Worse)
	2017	2016	$
Net cash provided by operating activities	$12	$159	$(147)
Net cash used in investing activities	(5)	(349)	344
Net cash provided by/(used in) financing activities	(1,002)	292	(1,294)
Effect of exchange rate changes on cash and cash equivalents	—	(38)	38
Increase/(decrease) in cash and cash equivalents	$(995)	$64	$(1,059)
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$12	$159	$(147)
Capital expenditures	(28)	(52)	24
Free cash flow (Non-GAAP)	(16)	107	(123)
Debt retirement premium	—	6	(6)
Operating free cash flow (Non-GAAP)	$(16)	$113	$(129)

Operating Activities
Cash provided by operating activities declined $147 million for the quarter ended December 31, 2017, primarily reflecting the timing of film and programming spend.
Investing Activities
Cash used in investing activities declined $344 million, principally reflecting the acquisition of Telefe for $336 million, net of cash acquired, in the prior year quarter, lower capital expenditures and net proceeds of $23 million from asset sales in the current year, partially offset by a decrease in proceeds from our grantor trust.
Financing Activities
Cash used in financing activities was $1.002 billion for the quarter ended December 31, 2017, compared with cash provided by financing activities of $292 million in the prior year. The change of $1.294 billion principally reflects the impact of debt transactions.
Capital Resources
Capital Structure and Debt
Total debt was $10.189 billion as of December 31, 2017, a decrease of $930 million from $11.119 billion at September 30, 2017.
In the quarter ended December 31, 2017, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, which included $14 million of unamortized debt costs and transaction fees.
Our 5.875% junior subordinated debentures accrue interest at a fixed rate of 5.875% until February 28, 2022, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.895%, reset quarterly. Our 6.250% junior subordinated debentures accrue interest at a fixed rate of 6.250% until February 28, 2027, on which date the rate will switch to a floating rate based on three-month LIBOR plus 3.899%, reset quarterly. The junior subordinated debentures can be called by us at any time after the expiration of the fixed-rate period.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The junior debentures’ subordination, interest deferral option and extended term provide significant credit protection measures for senior creditors and as a result of these features, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
Credit Facility
At December 31, 2017, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The amount of unused capacity under the credit facility, after deducting commercial paper outstanding of $100 million with a weighted average maturity of 5 days and weighted average interest rate of 2.11%, was $2.4 billion as of December 31, 2017. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2017.
Commitments and Contingencies
See Note 6 to the Consolidated Financial Statements for information regarding our commitments and contingencies, including legal matters.
OTHER MATTERS
Related Parties
In the ordinary course of business, we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 14 to the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: the public acceptance of our brands, programs, motion pictures and other entertainment content on the various platforms on which they are distributed; technological developments, alternative content offerings and their effects in our markets and on consumer behavior; the potential for loss of carriage or other reduction in the distribution of our content; significant changes in our senior leadership and the ability of our strategic initiatives to achieve their operating objectives; various uncertainties and risks related to a potential combination with CBS Corporation, including that an agreement may or may not be reached or may take an uncertain amount of time, and that the effect of any potential transaction on Viacom and our business cannot be ascertained at this time; economic fluctuations in advertising and retail markets, and economic conditions generally; evolving cybersecurity and similar risks; the impact of piracy; increased costs for programming, motion pictures and other rights; the loss of key talent; competition for content, audiences, advertising and distribution; fluctuations in our results due to the timing, mix, number and availability of our motion pictures and other programming; other domestic and global economic, political, business, competitive and/or regulatory factors affecting our businesses generally; changes in the Federal communications or other laws and regulations; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2017 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2017 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved, except as set forth in Note 6 to the Consolidated Financial Statements.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2017 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Viacom Inc. 2016 Long-Term Management Incentive Plan: Form of Terms and Conditions to the Performance Share Units Certificate.**

10.2*	Employment Agreement between Viacom Inc. and Christa A. D’Alimonte, effective as of April 15, 2017.**

10.3*	Employment Agreement between Viacom Inc. and Scott Mills, effective as of January 1, 2018.**

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: February 8, 2018	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: February 8, 2018	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)