Form 10-Q
period 2018-03-31
Viacom Inc.
filed 2018-04-25
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of April 13, 2018
Class A common stock, par value $0.001 per share	49,431,181
Class B common stock, par value $0.001 per share	352,973,760

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues	$3,148	$3,256	$6,221	$6,580
Expenses:
Operating	1,681	1,944	3,244	3,763
Selling, general and administrative	771	748	1,511	1,449
Depreciation and amortization	55	58	108	114
Restructuring and related costs	185	174	185	216
Total expenses	2,692	2,924	5,048	5,542
Operating income	456	332	1,173	1,038
Interest expense, net	(143)	(158)	(290)	(314)
Equity in net earnings of investee companies	2	18	3	31
Other items, net	(28)	(38)	(6)	(35)
Earnings from continuing operations before provision for income taxes	287	154	880	720
Provision for income taxes	(23)	(26)	(65)	(184)
Net earnings from continuing operations	264	128	815	536
Discontinued operations, net of tax	10	—	12	—
Net earnings (Viacom and noncontrolling interests)	274	128	827	536
Net earnings attributable to noncontrolling interests	(8)	(7)	(24)	(19)
Net earnings attributable to Viacom	$266	$121	$803	$517
Amounts attributable to Viacom:
Net earnings from continuing operations	$256	$121	$791	$517
Discontinued operations, net of tax	10	—	12	—
Net earnings attributable to Viacom	$266	$121	$803	$517
Basic earnings per share attributable to Viacom:
Continuing operations	$0.64	$0.30	$1.97	$1.30
Discontinued operations	0.02	—	0.03	—
Net earnings	$0.66	$0.30	$2.00	$1.30
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.64	$0.30	$1.96	$1.30
Discontinued operations	0.02	—	0.03	—
Net earnings	$0.66	$0.30	$1.99	$1.30
Weighted average number of common shares outstanding:
Basic	402.6	398.2	402.5	397.6
Diluted	402.9	399.5	402.7	398.7
Dividends declared per share of Class A and Class B common stock	$0.20	$0.20	$0.40	$0.40

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Net earnings (Viacom and noncontrolling interests)	$274	$128	$827	$536
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	44	63	53	(75)
Defined benefit pension plans	1	1	3	3
Cash flow hedges	(1)	2	—	2
Available for sale securities	(17)	—	13	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	27	66	69	(70)
Comprehensive income	301	194	896	466
Less: Comprehensive income attributable to noncontrolling interest	8	7	24	18
Comprehensive income attributable to Viacom	$293	$187	$872	$448

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$417	$1,389
Receivables, net	3,034	2,970
Inventory, net	965	919
Prepaid and other assets	661	523
Total current assets	5,077	5,801
Property and equipment, net	908	978
Inventory, net	4,012	3,982
Goodwill	11,724	11,665
Intangibles, net	325	313
Other assets	948	959
Total assets	$22,994	$23,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$300	$431
Accrued expenses	707	869
Participants’ share and residuals	811	825
Program obligations	678	712
Deferred revenue	346	463
Current portion of debt	15	19
Other liabilities	471	434
Total current liabilities	3,328	3,753
Noncurrent portion of debt	10,069	11,100
Participants’ share and residuals	343	384
Program obligations	518	477
Deferred tax liabilities, net	315	294
Other liabilities	1,303	1,323
Redeemable noncontrolling interest	264	248
Commitments and contingencies (Note 6)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.2 and 353.0 outstanding, respectively	—	—
Additional paid-in capital	10,147	10,119
Treasury stock, 393.6 and 393.8 common shares held in treasury, respectively	(20,580)	(20,590)
Retained earnings	17,762	17,124
Accumulated other comprehensive loss	(549)	(618)
Total Viacom stockholders’ equity	6,780	6,035
Noncontrolling interests	74	84
Total equity	6,854	6,119
Total liabilities and equity	$22,994	$23,698

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$827	$536
Discontinued operations, net of tax	(12)	—
Net earnings from continuing operations	815	536
Reconciling items:
Depreciation and amortization	108	114
Feature film and program amortization	2,245	2,312
Equity-based compensation	35	50
Equity in net earnings and distributions from investee companies	2	(5)
Deferred income taxes	(11)	(150)
Operating assets and liabilities, net of acquisitions:
Receivables	(56)	(199)
Production and programming	(2,376)	(2,048)
Accounts payable and other current liabilities	(467)	(258)
Other, net	4	53
Net cash provided by operating activities	299	405

INVESTING ACTIVITIES
Acquisitions and investments, net	(71)	(343)
Capital expenditures	(64)	(95)
Proceeds from asset sales	44	108
Proceeds from grantor trusts	4	49
Net cash used in investing activities	(87)	(281)

FINANCING ACTIVITIES
Borrowings	—	2,569
Debt repayments	(1,000)	(2,300)
Dividends paid	(161)	(159)
Exercise of stock options	2	115
Other, net	(53)	(34)
Net cash provided by/(used in) financing activities	(1,212)	191
Effect of exchange rate changes on cash and cash equivalents	28	(23)
Net change in cash and cash equivalents	(972)	292
Cash and cash equivalents at beginning of period	1,389	379
Cash and cash equivalents at end of period	$417	$671

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
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. Certain tax effects become stranded when deferred tax balances originally recorded in AOCI at the historical income tax rate are adjusted based on the lower newly enacted income tax rate. Existing accounting guidance requires the stranded tax effects from a change in tax laws or rates to be recorded in income from continuing operations. The guidance will be effective for the first interim period of

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

our 2020 fiscal year, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. As of March 31, 2018, the Company had approximately $165 million of unrecorded net deferred tax assets, primarily related to an intra-entity transfer of assets. Once recorded, the deferred tax assets will be amortized over the next 12 years.
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
We continue to assess the potential impact of adopting this guidance and are finalizing our implementation plan. We began designing appropriate changes to our processes, systems and controls to support the recognition and disclosure requirements under the new guidance. We expect that the new standard will impact the timing of revenue recognition for renewals or extensions of existing licensing agreements for intellectual property, which upon adoption will be recognized as revenue when the renewal term begins rather than when the agreement is extended or renewed under guidance currently in effect. We have not identified any other significant impacts to our consolidated financial statements based on our assessment to date. Our continued

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

evaluation of the expected impact of the new guidance or the issuance of additional interpretations, if any, could result in an impact that is different from our preliminary conclusions. We will finalize our method of transition to adopt the new standard as we move closer to finalizing our implementation plan.
NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	March 31, 2018	September 30, 2017
Film inventory:
Released, net of amortization	$555	$534
Completed, not yet released	56	85
In process and other	634	686
	1,245	1,305
Television productions:
Released, net of amortization	31	15
In process and other	240	237
	271	252
Original programming:
Released, net of amortization	1,188	1,146
In process and other	649	673
	1,837	1,819
Acquired program rights, net of amortization	1,542	1,435
Home entertainment inventory	82	90
Total inventory, net	4,977	4,901
Less current portion	965	919
Noncurrent portion	$4,012	$3,982

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	March 31, 2018	September 30, 2017
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$550	$550
Senior notes due December 2019, 2.750%	252	252
Senior notes due March 2021, 4.500%	497	496
Senior notes due December 2021, 3.875%	595	595
Senior notes due February 2022, 2.250%	102	188
Senior notes due June 2022, 3.125%	194	297
Senior notes due March 2023, 3.250%	180	298
Senior notes due September 2023, 4.250%	1,238	1,237
Senior notes due April 2024, 3.875%	488	545
Senior notes due October 2026, 3.450%	474	587
Senior debentures due December 2034, 4.850%	281	585
Senior debentures due April 2036, 6.875%	1,068	1,067
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	61	102
Senior debentures due March 2043, 4.375%	1,099	1,096
Senior debentures due June 2043, 4.875%	32	37
Senior debentures due September 2043, 5.850%	1,230	1,229
Senior debentures due April 2044, 5.250%	344	545
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Capital lease and other obligations	40	54
Total debt	10,084	11,119
Less current portion	15	19
Noncurrent portion	$10,069	$11,100

In the six months ended March 31, 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, net of $14 million of unamortized debt costs and transaction fees included in Other items, net in the Consolidated Statements of Earnings.
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
The total unamortized discount and issuance fees and expenses related to our notes and debentures outstanding was $439 million and $457 million as of March 31, 2018 and September 30, 2017, respectively. The fair value of our notes and debentures outstanding was approximately $10.7 billion as of March 31, 2018. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
Credit Facility
As of March 31, 2018, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2018.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Interest cost	$8	$8	$17	$16
Expected return on plan assets	(10)	(9)	(20)	(18)
Recognized actuarial loss	2	2	4	4
Net periodic benefit cost	$—	$1	$1	$2

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Six Months Ended March 31,
	2018	2017
Beginning balance	$248	$211
Net earnings	11	9
Distributions	(10)	(10)
Translation adjustment	12	(9)
Redemption value adjustment	3	(1)
Ending Balance	$264	$200

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2017 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $167 million, and are recorded as a liability as of March 31, 2018. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
Purported Derivative Action
In July 2016, a purported derivative action was commenced in the Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleged that Viacom’s directors breached their fiduciary duties to

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom in connection with compensation paid to Mr. Redstone and that these breaches permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone. In October 2017, the Court granted Viacom’s motion to dismiss the action. The plaintiff has appealed the dismissal.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$6,035	$84	$6,119	$4,277	$53	$4,330
Net earnings	803	24	827	517	19	536
Other comprehensive income/(loss) (1)	69	—	69	(69)	(1)	(70)
Noncontrolling interests	(3)	(34)	(37)	1	(22)	(21)
Dividends declared	(162)	—	(162)	(159)	—	(159)
Equity-based compensation and other	38	—	38	167	—	167
Ending Balance	$6,780	$74	$6,854	$4,734	$49	$4,783

(1) The components of other comprehensive income/(loss) are net of tax expense of $13 million and $3 million for the six months ended March 31, 2018 and 2017, respectively.
Equity Awards
During the six months ended March 31, 2018, we granted 2.4 million stock options and 1.5 million performance and restricted share units to employees with a weighted average grant date fair value of $8.83 and $32.43 per share, respectively.
NOTE 8. RESTRUCTURING AND RELATED COSTS
During the quarter ended March 31, 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements. We recognized pre-tax restructuring and related costs of $185 million in the quarter and six months ended March 31, 2018. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties and related costs comprised of third-party professional services.
The following table presents the restructuring and related costs incurred in the quarter and six months ended March 31, 2018 by reportable segment:

Restructuring and Related Costs (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$123	$—	$—	$123
Exit costs	40	—	—	40
Other related costs	—	—	22	22
Total	$163	$—	$22	$185

(1) Includes equity-based compensation expense of $6 million.
Our restructuring liability by reportable segment is as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2017	$119	$45	$44	$208
Accruals	157	—	—	157
Severance payments	(44)	(19)	(13)	(76)
Lease payments	(4)	—	—	(4)
March 31, 2018	$228	$26	$31	$285

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of March 31, 2018, of the remaining $285 million liability, $190 million is classified as a current liability in the Consolidated Balance Sheets, with the remaining $95 million classified as a noncurrent liability. We expect to complete our restructuring actions in fiscal 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Weighted average number of common shares outstanding, basic	402.6	398.2	402.5	397.6
Dilutive effect of equity awards	0.3	1.3	0.2	1.1
Weighted average number of common shares outstanding, diluted	402.9	399.5	402.7	398.7

Anti-dilutive common shares	19.6	11.8	19.3	13.7

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Six Months Ended March 31,
	2018	2017
Cash paid for interest	$300	$320
Cash paid for income taxes	$100	$315
Cash paid for income taxes in the six months ended March 31, 2018 reflects the benefits from a lower corporate United States (“U.S.”) income tax rate as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 and the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
Accounts Receivable
We had $483 million and $486 million of noncurrent trade receivables as of March 31, 2018 and September 30, 2017, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other over-the-top arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
Assets Held for Sale
Certain Media Networks assets included within Property and equipment, net in our Consolidated Balance Sheets, with a carrying value of approximately $30 million, are held for sale as of March 31, 2018. We expect the sales of these assets to be completed in fiscal 2018 and plan to use the proceeds for the repayment of outstanding debt.
Acquisitions
During the quarter ended March 31, 2018, the Company acquired WhoSay, a leading influence marketing firm, and VidCon, a host of conferences dedicated to online video, for total consideration of $70 million, net of cash acquired.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Investments
During the quarter ended March 31, 2018, we recognized an impairment loss of $46 million to write off certain cost method investments. We also completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million. The impairment charge and gain on asset sale are included in Other items, net in the Consolidated Statements of Earnings.
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

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $152 million in assets and $5 million in liabilities as of March 31, 2018, and $159 million in assets and $8 million in liabilities as of September 30, 2017. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
NOTE 11. INCOME TAXES
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The currently relevant provisions of the Act provide for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. As a result of these factors, as well as our fiscal year-end, the federal statutory tax rate will decrease from 35% to a prorated rate of 24.5% for fiscal 2018. While the Act includes many provisions, those applicable to Viacom will be phased in and will not be fully effective until fiscal 2019.
As a result of the Act, provisional amounts have been recorded in accordance with SEC guidance provided in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, for the remeasurement of deferred tax assets and liabilities and the transition tax. During the quarter, we measured certain deferred tax liabilities based on the rates at which they are expected to reverse in the future and recorded a net discrete tax benefit of $74 million related to the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions. For the six months, we recognized a net discrete tax benefit of $223 million that reflects the impact of the Act on our deferred tax balances. In addition, a provisional expense of $17 million in the quarter and $65 million in the six months has been recorded on a net basis for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. The transition tax expense in the quarter results from a refinement to the provisional amount based on revised estimates and newly available guidance. These amounts are provisional because certain aspects were based on estimates and assumptions where guidance has yet to be provided. As guidance is received from federal and state authorities, the outcome of these provisional amounts could further change.
No additional income taxes have been provided for any remaining undistributed international cash not subject to the transition tax or any additional outside basis differences as these amounts continue to be indefinitely reinvested outside the U.S. These amounts could be subject to approximately $100 million to $150 million of U.S. tax to the extent they are repatriated in the future.
Our effective income tax rate was 8.0% and 7.4% in the quarter and six months ended March 31, 2018, respectively. A net discrete tax benefit of $46 million in the quarter and $149 million in the six months, taken together with the discrete tax impact of the restructuring and related costs, investment impairments, and gain on debt extinguishment, reduced the effective income tax rate by 16.5 and 17.1 percentage points in the quarter and six months, respectively. The net discrete tax benefit in the quarter was principally related to the measurement of the deferred tax balances from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions, partially offset by a refinement of the transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. The net discrete tax benefit in the six months was principally related to tax reform.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

a valuation allowance on net operating losses upon receipt of a favorable tax authority ruling, as well as the release of tax reserves with respect to certain effectively settled tax positions.
NOTE 12. FAIR VALUE MEASUREMENTS
During our first fiscal quarter, an investment previously accounted for using the cost method was listed on a public exchange. As a result, we reclassified our investment as available-for-sale. The fair value of our available-for-sale securities was $34 million as of March 31, 2018, which is included within Other assets, noncurrent in our Consolidated Balance Sheets, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was an asset of $4 million and $7 million as of March 31, 2018 and September 30, 2017, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy). The notional value of all foreign exchange contracts was $1.399 billion and $869 million as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018, $891 million related to our foreign currency balances and $508 million related to future production costs. As of September 30, 2017, $287 million related to our foreign currency balances and $582 million related to future production costs.
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

Revenues by Segment (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Media Networks	$2,429	$2,394	$4,989	$4,983
Filmed Entertainment	741	895	1,285	1,653
Eliminations	(22)	(33)	(53)	(56)
Total revenues	$3,148	$3,256	$6,221	$6,580

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Media Networks	$706	$747	$1,619	$1,734
Filmed Entertainment	9	(66)	(121)	(246)
Corporate expenses	(60)	(55)	(115)	(105)
Eliminations	1	—	4	7
Equity-based compensation	(15)	(14)	(29)	(30)
Programming charges (1)	—	(106)	—	(106)
Restructuring and related costs (2)	(185)	(174)	(185)	(216)
Operating income	456	332	1,173	1,038
Interest expense, net	(143)	(158)	(290)	(314)
Equity in net earnings of investee companies	2	18	3	31
Other items, net	(28)	(38)	(6)	(35)
Earnings from continuing operations before provision for income taxes	$287	$154	$880	$720

(1) Included in Operating expenses in the Consolidated Statements of Earnings.
(2) Includes equity-based compensation expense of $6 million in the quarter and six months ended March 31, 2018, and $13 million and $20 million in the quarter and six months ended March 31, 2017, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Total Assets (in millions)	March 31, 2018	September 30, 2017

Media Networks	$17,713	$17,984
Filmed Entertainment	6,263	6,188
Corporate/Eliminations	(982)	(474)
Total assets	$22,994	$23,698

Revenues by Component (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Advertising	$1,105	$1,109	$2,413	$2,403
Affiliate	1,156	1,156	2,250	2,300
Feature film	690	783	1,186	1,463
Ancillary	219	241	425	470
Eliminations	(22)	(33)	(53)	(56)
Total revenues	$3,148	$3,256	$6,221	$6,580

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
On February 1, 2018, we announced that our Board of Directors has established a special committee of independent directors to evaluate a potential combination with CBS. The Committee has retained independent legal counsel and independent financial advisors in connection with the evaluation.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the six months ended March 31, 2018 and 2017, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $2 million and $4 million, respectively.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Consolidated Statements of Earnings
Revenues	$25	$30	$69	$74
Operating expenses	$33	$40	$85	$90

			March 31, 2018	September 30, 2017
Consolidated Balance Sheets
Accounts receivable			$6	$5

Participants’ share and residuals, current			$72	$69
Program obligations, current			43	54
Program obligations, noncurrent			43	49
Other liabilities			1	1
Total due to CBS			$159	$173

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Consolidated Statements of Earnings
Revenues	$27	$44	$31	$95
Operating expenses	$3	$25	$5	$57
Selling, general and administrative	$—	$(3)	$—	$(6)

			March 31, 2018	September 30, 2017
Consolidated Balance Sheets
Accounts receivable			$45	$49
Other assets			15	5
Total due from other related parties			$60	$54

Accounts payable			$11	$8
Other liabilities			—	—
Total due to other related parties			$11	$8

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2018, compared with the quarter and six months ended March 31, 2017. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2018, compared with the six months ended March 31, 2017, and of our outstanding debt, commitments and contingencies existing as of March 31, 2018.
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
Our Media Networks segment provides high-quality entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. Increasingly, our advertising and marketing services are enhanced by our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting, creative services and associated activations. We create, acquire and distribute programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming and on-demand bases, via a variety of owned and third party platforms, including televisions, branded apps and sites, for viewing on a wide range of devices such as connected televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also licenses its brands for consumer products and recreational opportunities, and produces live events.
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
(continued)

Media Networks segment expenses consist of operating expenses, selling, general and administrative (“SG&A”) expenses and depreciation and amortization. Operating expenses are comprised of costs related to original and acquired programming, including programming amortization, expenses associated with the distribution of home entertainment products and consumer products licensing, participations and residuals, royalties, marketing services expenses and other costs of sales. SG&A expenses consist primarily of employee compensation, marketing, research and professional service fees and facility and occupancy costs. Depreciation and amortization expenses reflect depreciation of fixed assets, including transponders financed under capital leases, and amortization of finite-lived intangible assets.
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
RESULTS OF OPERATIONS
Summary Consolidated Results of Operations

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2018	2017	$	%	2018	2017	$	%
GAAP
Revenues	$3,148	$3,256	$(108)	(3)%	$6,221	$6,580	$(359)	(5)%
Operating income	456	332	124	37	1,173	1,038	135	13
Net earnings from continuing operations attributable to Viacom	256	121	135	112	791	517	274	53
Diluted earnings per share from continuing operations	0.64	0.30	0.34	113	1.96	1.30	0.66	51

Non-GAAP*
Adjusted operating income	$641	$612	$29	5%	$1,358	$1,360	$(2)	—%
Adjusted net earnings from continuing operations attributable to Viacom	371	317	54	17	784	730	54	7
Adjusted diluted earnings per share from continuing operations	0.92	0.79	0.13	16	1.95	1.83	0.12	7

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
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarter and six months ended March 31, 2018 and 2017. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended March 31, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$456	$287	$23	$256	$0.64
Factors Affecting Comparability:
Restructuring and related costs	185	185	44	141	0.35
Gain on asset sale	—	(16)	—	(16)	(0.04)
Investment impairments	—	46	10	36	0.09
Discrete tax benefit	—	—	46	(46)	(0.12)
Adjusted results (Non-GAAP)	$641	$502	$123	$371	$0.92

(in millions, except per share amounts)
	Six Months Ended March 31, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,173	$880	$65	$791	$1.96
Factors Affecting Comparability:
Restructuring and related costs	185	185	44	141	0.35
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Gain on asset sale	—	(16)	—	(16)	(0.04)
Investment impairments	—	46	10	36	0.09
Discrete tax benefit	—	—	149	(149)	(0.36)
Adjusted results (Non-GAAP)	$1,358	$1,070	$262	$784	$1.95

(in millions, except per share amounts)
	Quarter Ended March 31, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$332	$154	$26	$121	$0.30
Factors Affecting Comparability:
Restructuring and programming charges	280	280	100	180	0.45
Loss on extinguishment of debt	—	30	10	20	0.05
Discrete tax benefit	—	—	4	(4)	(0.01)
Adjusted results (Non-GAAP)	$612	$464	$140	$317	$0.79

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

Restructuring and related costs: During the quarter ended March 31, 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements. We recognized pre-tax restructuring and related costs of $185 million in the quarter and six months ended March 31, 2018. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties and related costs comprised of third-party professional services. In connection with completing our cost transformation initiatives, we expect to incur additional restructuring related costs in the second half of the fiscal year totaling approximately $40 million, and additional exit costs in the first half of fiscal 2019 of approximately $25 million. We expect our restructuring activities to give rise to approximately $100 million of savings in the full fiscal year, and to result in approximately $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020.
The following table presents the restructuring and related costs incurred in the quarter and six months ended March 31, 2018 by reportable segment:

Restructuring and Related Costs (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$123	$—	$—	$123
Exit costs	40	—	—	40
Other related costs	—	—	22	22
Total	$163	$—	$22	$185

We recognized pre-tax restructuring and programming charges of $280 million and $322 million in the quarter and six months ended March 31, 2017, respectively, resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount.
Gain/loss on extinguishment of debt: We redeemed senior notes and debentures totaling $1.039 billion in the six months ended March 31, 2018. As a result, we recognized a pre-tax extinguishment gain of $25 million included within Other items, net in the Consolidated Statements of Earnings.
We redeemed senior notes totaling $2.3 billion in the six months ended March 31, 2017. As a result, we recognized a pre-tax extinguishment loss of $30 million and $36 million in the quarter and six months ended March 31, 2017, respectively, included within Other items, net in the Consolidated Statements of Earnings.
Gain on asset sale: We completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million in the quarter and six months ended March 31, 2018, included within Other items, net in the Consolidated Statements of Earnings.
Investment impairments: We recognized a $46 million impairment loss in the quarter and six months ended March 31, 2018, included within Other items, net in the Consolidated Statements of Earnings, in connection with the write off of certain cost method investments.
Discrete taxes: The net discrete tax benefit in the quarter ended March 31, 2018 was principally related to the measurement of the deferred tax balances from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions, partially offset by a refinement of the transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. The net discrete tax benefit in the six months ended March 31, 2018 was principally related to tax reform.

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
Consolidated Results of Operations
The consolidated results discussed below should be read in conjunction with the “Segment Results of Operations” section.
Revenues
Worldwide revenues decreased $108 million, or 3%, to $3.148 billion in the quarter and $359 million, or 5%, to $6.221 billion in the six months ended March 31, 2018. Filmed Entertainment revenues decreased $154 million, or 17%, in the quarter, driven by fewer theatrical releases and lower carryover revenues from prior quarter theatrical and home entertainment releases. Filmed Entertainment revenues decreased $368 million, or 22%, in the six months, reflecting the number and mix of released titles in each period. Media Networks revenues increased $35 million, or 1%, in the quarter and $6 million in the six months, driven by increased international revenues, which more than offset declines in domestic revenues.
Expenses
Total expenses decreased $232 million, or 8%, to $2.692 billion in the quarter and $494 million, or 9%, to $5.048 billion in the six months ended March 31, 2018. Filmed Entertainment expenses decreased $229 million, or 24%, in the quarter and $493 million, or 26%, in the six months, primarily driven by lower operating expenses. Media Networks expenses increased $76 million, or 5%, in the quarter, driven by higher operating expenses, and $121 million, or 4%, in the six months, driven by higher operating and SG&A expenses. The quarter and six months ended March 31, 2018 include restructuring and related costs of $185 million, compared with restructuring and programming charges of $280 million and $322 million in the quarter and six months ended March 31, 2017, respectively.
Operating
Operating expenses decreased $263 million, or 14%, to $1.681 billion in the quarter and $519 million, or 14%, to $3.244 billion in the six months. Consolidated operating expenses included a Media Networks programming charge of $106 million in the quarter and six months ended March 31, 2017. Filmed Entertainment operating expenses decreased $242 million, or 28%, in the quarter and $506 million, or 30%, in the six months. Media Networks operating expenses increased $76 million, or 8%, in the quarter and $87 million, or 4%, in the six months.
Selling, General and Administrative
SG&A expenses increased $23 million, or 3%, to $771 million in the quarter and $62 million, or 4%, to $1.511 billion in the six months. SG&A costs include a 4-percentage point and 3-percentage point benefit of cost savings from our restructuring activities in the quarter and six months, respectively. Media Networks SG&A expenses were substantially flat in the quarter and increased $38 million, or 3%, in the six months. Filmed Entertainment SG&A expenses increased $14 million, or 17%, in the quarter and $16 million, or 10%, in the six months.
Restructuring and Related Costs
As discussed in “Factors Affecting Comparability”, restructuring and related costs of $185 million were recognized in the quarter and six months ended March 31, 2018, which included severance charges of $123 million, $40 million of exit costs principally resulting from vacating certain leased properties and $22 million of related costs comprised of third-party professional services.
Restructuring charges of $174 million and $216 million were recognized in the quarter and six months ended March 31, 2017, respectively. The charges included severance of $156 million in the quarter and $198 million in the six months and a non-cash intangible asset impairment charge of $18 million in the quarter and six months.
Operating Income
Operating income increased $124 million, or 37%, to $456 million in the quarter and $135 million, or 13%, to $1.173 billion in the six months ended March 31, 2018, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $29 million, or 5%, to $641 million in the quarter and decreased $2 million to $1.358 billion in the six months. Media Networks adjusted operating income decreased $41 million, or 5%, in the quarter and $115 million, or 7%, in the six months. Filmed Entertainment adjusted operating results improved by $75 million in the quarter and $125 million, or 51%, in the six months. Corporate expenses increased $5 million, or 9% in the quarter and $10 million, or 10%, in the six months, reflecting increased costs for professional services.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Income Taxes
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The currently relevant provisions of the Act provide for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. As a result of these factors, as well as our fiscal year-end, the federal statutory tax rate will decrease from 35% to a prorated rate of 24.5% for fiscal 2018. While the Act includes many provisions, those applicable to Viacom will be phased in and will not be fully effective until fiscal 2019.
Our effective income tax rate was 8.0% and 7.4% in the quarter and six months ended March 31, 2018, respectively. A net discrete tax benefit of $46 million in the quarter and $149 million in the six months, taken together with the discrete tax impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 16.5 and 17.1 percentage points in the quarter and six months, respectively. Excluding the impact of these items, our adjusted effective income tax rate was 24.5% in both the quarter and six months, a decline of 5.7 and 6.0 percentage points, respectively, from the prior year period, principally related to the enactment of the Act.
Our effective income tax rate was 16.9% and 25.6% in the quarter and six months ended March 31, 2017, respectively. A net discrete tax benefit of $4 million in the quarter and $19 million in the six months, taken together with the discrete tax impact of the other factors affecting comparability discussed above, reduced the effective income tax rate by 13.3 and 4.9 percentage points, respectively. Excluding the impact of these items, our adjusted effective income tax rate was 30.2% in the quarter and 30.5% in the six months.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom increased $135 million, or 112%, to $256 million in the quarter and $274 million, or 53%, to $791 million in the six months, principally due to higher operating income, the impact of the Act on our income tax provision, the impact of debt extinguishment and lower interest expense, partially offset by lower equity in net earnings of investee companies. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $54 million, or 17%, to $371 million in the quarter and $54 million, or 7%, to $784 million in the six months.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations increased $0.34 per diluted share to $0.64 in the quarter and $0.66 per diluted share to $1.96 in the six months, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.13 per diluted share to $0.92 in the quarter and $0.12 per diluted share to $1.95 in the six months.
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
(continued)

Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2018	2017	$	%	2018	2017	$	%
Revenues by Component
Advertising	$1,105	$1,109	$(4)	—%	$2,413	$2,403	$10	—%
Affiliate	1,156	1,156	—	—	2,250	2,300	(50)	(2)
Ancillary	168	129	39	30	326	280	46	16
Total revenues by component	$2,429	$2,394	$35	1%	$4,989	$4,983	$6	—%
Expenses
Operating	$1,080	$1,004	$(76)	(8)%	$2,093	$2,006	$(87)	(4)%
Selling, general and administrative	599	597	(2)	—	1,192	1,154	(38)	(3)
Depreciation and amortization	44	46	2	4	85	89	4	4
Total expenses	$1,723	$1,647	$(76)	(5)%	$3,370	$3,249	$(121)	(4)%
Adjusted Operating Income	$706	$747	$(41)	(5)%	$1,619	$1,734	$(115)	(7)%

Revenues
Worldwide revenues increased $35 million, or 1%, to $2.429 billion and $6 million to $4.989 billion in the quarter and six months ended March 31, 2018, respectively. Domestic revenues decreased $53 million, or 3%, to $1.863 billion in the quarter and $179 million, or 5%, to $3.792 billion in the six months, driven by lower affiliate and advertising revenues, partially offset by increased ancillary revenues. International revenues increased $88 million, or 18%, to $566 million in the quarter and $185 million, or 18%, to $1.197 billion in the six months. Excluding a 9-percentage point and 7-percentage point favorable impact from foreign exchange, respectively, international revenues increased 9% and 11% in the quarter and six months, respectively, driven by increases across all revenue streams. The six months included a 3-percentage point favorable impact from the acquisition of Televisión Federal S.A. (“Telefe”).
Advertising
Worldwide advertising revenues decreased $4 million to $1.105 billion in the quarter and increased $10 million to $2.413 billion in the six months. Worldwide advertising revenues include a 2-percentage point favorable impact from foreign exchange in the quarter. Domestic advertising revenues decreased $30 million, or 3%, to $841 million in the quarter and $84 million, or 5%, to $1.778 billion in the six months, reflecting lower linear impressions, partially offset by higher pricing and growth in revenues from advanced marketing solutions, which increased 29% and 31% in the quarter and six months, respectively. International advertising revenues increased $26 million, or 11%, to $264 million in the quarter. Excluding a 10-percentage point favorable impact from foreign exchange, international advertising revenues increased 1%. International advertising revenues increased $94 million, or 17%, to $635 million in the six months. Excluding a 7-percentage point favorable impact from foreign exchange, international advertising revenues increased 10%, primarily driven by a 6-percentage point favorable impact from the acquisition of Telefe, as well as growth in Europe.
Affiliate
Worldwide affiliate revenues were flat at $1.156 billion in the quarter and decreased $50 million, or 2%, to $2.250 billion in the six months. Domestic affiliate revenues decreased $41 million, or 4%, to $934 million in the quarter and $119 million, or 6%, to $1.841 billion in the six months, principally due to subscriber declines, partially offset by contractual rate increases. Rate increases were negatively impacted by renewal rate resets with certain distributors. International affiliate revenues increased $41 million, or 23%, to $222 million in the quarter and $69 million, or 20%, to $409 million in the six months. Excluding a 9-percentage point and 6-percentage point favorable impact from foreign exchange in the quarter and six months, respectively, international affiliate revenues increased 14% in both periods, primarily driven by increased subscription video-on-demand and other over-the-top revenues.
Ancillary
Worldwide ancillary revenues increased $39 million, or 30%, to $168 million in the quarter and $46 million, or 16%, to $326 million in the six months, driven by increased consumer product, recreation and live event revenues. Worldwide ancillary revenues include a 5-percentage point and 3-percentage point favorable impact from foreign exchange in the quarter and six months, respectively. Domestic ancillary revenues increased $18 million, or 26%, to $88 million in the quarter and $24 million, or 16%, to $173 million in the six months. International ancillary revenues increased $21 million, or 36%, to $80 million in the quarter and $22 million, or 17%, to $153 million in the six months. Excluding a 12-percentage point and 8-percentage point

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

favorable impact from foreign exchange, international ancillary revenues increased 24% and 9% in the quarter and six months, respectively.
Expenses
Media Networks segment expenses increased $76 million, or 5%, to $1.723 billion and $121 million, or 4%, to $3.370 billion in the quarter and six months ended March 31, 2018, respectively.
Operating
Operating expenses increased $76 million, or 8%, to $1.080 billion in the quarter and $87 million, or 4%, to $2.093 billion in the six months. Programming costs increased $44 million, or 5%, in the quarter and $50 million, or 3%, in the six months, reflecting our continued investment in original content. Programming costs include a 1-percentage point and 2-percentage point benefit in the quarter and six months, respectively, attributable to management’s decision in the prior year to cease use of certain original and acquired programming in connection with the execution of our flagship brand strategy. Distribution and other expenses increased $32 million, or 30%, in the quarter and $37 million, or 17%, in the six months, primarily driven by increased participations expense and costs related to growth initiatives.
Selling, General and Administrative
SG&A expenses were substantially flat at $599 million in the quarter and increased $38 million, or 3%, to $1.192 billion in the six months, driven by higher advertising and promotion costs. SG&A costs include a 5-percentage point and 4-percentage point benefit of cost savings from our restructuring activities in the quarter and six months, respectively.
Adjusted Operating Income
Adjusted operating income decreased $41 million, or 5%, to $706 million and $115 million, or 7%, to $1.619 billion in the quarter and six months ended March 31, 2018, respectively, reflecting the operating results discussed above. Foreign exchange had a 3-percentage point favorable impact on adjusted operating income in the quarter.
Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2018	2017	$	%	2018	2017	$	%
Revenues by Component
Theatrical	$50	$238	$(188)	(79)%	$150	$430	$(280)	(65)%
Home entertainment	163	198	(35)	(18)	346	441	(95)	(22)
Licensing	477	347	130	37	690	592	98	17
Ancillary	51	112	(61)	(54)	99	190	(91)	(48)
Total revenues by component	$741	$895	$(154)	(17)%	$1,285	$1,653	$(368)	(22)%
Expenses
Operating	$625	$867	$242	28%	$1,208	$1,714	$506	30%
Selling, general and administrative	97	83	(14)	(17)	178	162	(16)	(10)
Depreciation and amortization	10	11	1	9	20	23	3	13
Total expenses	$732	$961	$229	24%	$1,406	$1,899	$493	26%
Adjusted Operating Income/(Loss)	$9	$(66)	$75	NM	$(121)	$(246)	$125	51%

NM - Not Meaningful
Revenues
Worldwide revenues decreased $154 million, or 17%, to $741 million and $368 million, or 22%, to $1.285 billion in the quarter and six months ended March 31, 2018, respectively. Worldwide revenues include a 2-percentage point favorable impact from foreign exchange in both the quarter and six months. Domestic revenues decreased 17% to $378 million in the quarter and 30% to $648 million in the six months. International revenues decreased 17% to $363 million in the quarter and 13% to $637 million in the six months. Foreign exchange had a 3-percentage point favorable impact on international revenues in both the quarter and six months.
Theatrical
Worldwide theatrical revenues decreased $188 million, or 79%, to $50 million in the quarter. Revenues from our current quarter releases decreased $136 million, primarily due to the release of xXx: Return of Xander Cage in the prior year quarter. Carryover revenues declined $52 million, primarily due to the lower number of films in theatrical release from the preceding quarter.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Current quarter releases were Annihilation and Sherlock Gnomes. Domestic theatrical revenues decreased 64% and international theatrical revenues decreased 86%.
Worldwide theatrical revenues decreased $280 million, or 65%, to $150 million in the six months, principally reflecting the number and mix of current year releases. Significant current year releases included Daddy’s Home 2, compared with xXx: Return of Xander Cage, Jack Reacher: Never Go Back, Arrival and Allied in the prior year. Domestic theatrical revenues decreased 54% and international theatrical revenues decreased 74%. Foreign exchange had a 2-percentage point favorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $35 million, or 18%, to $163 million in the quarter, reflecting the number and mix of current quarter releases and lower carryover revenues from prior quarter releases, partially offset by strong catalog performance. Significant current quarter releases included Daddy’s Home 2, compared with Jack Reacher: Never Go Back and Arrival in the prior year quarter. Worldwide home entertainment revenues include a 2-percentage point favorable impact from foreign exchange. Domestic home entertainment revenues decreased 29%, while international home entertainment revenues increased 13%. Foreign exchange had a 9-percentage point favorable impact on international home entertainment revenues.
Worldwide home entertainment revenues decreased $95 million, or 22%, to $346 million in the six months, primarily due to the comparison against the release of Star Trek Beyond in the prior year. Worldwide home entertainment revenues include a 2-percentage point favorable impact from foreign exchange. Domestic home entertainment revenues decreased 34% and international home entertainment revenues increased 6%. Foreign exchange had a 7-percentage point favorable impact on international home entertainment revenues.
Licensing
Licensing revenues increased $130 million, or 37%, to $477 million in the quarter and $98 million, or 17%, to $690 million in the six months, primarily driven by the release of The Cloverfield Paradox, Paramount Television product such as The Alienist, as well as the mix of titles available in each market. Worldwide licensing revenues include a 2-percentage point favorable impact from foreign exchange in the six months. Domestic licensing revenues increased 46% and 10%, and international licensing revenues increased 31% and 22% in the quarter and six months, respectively. Foreign exchange had a 2-percentage point favorable impact on international licensing revenues in both the quarter and six months.
Ancillary
Ancillary revenues decreased $61 million, or 54%, to $51 million in the quarter and $91 million, or 48%, to $99 million in the six months, primarily driven by the prior year sale of a partial copyright interest in certain films in connection with an agreement then in place. Domestic ancillary revenues decreased 63% and 58% in the quarter and six months, respectively, and international ancillary revenues decreased 11% in the quarter and increased 3% in the six months.
Expenses
Total expenses decreased $229 million, or 24%, to $732 million and $493 million, or 26%, to $1.406 billion in the quarter and six months ended March 31, 2018, respectively, driven by lower operating expenses.
Operating
Operating expenses decreased $242 million, or 28%, to $625 million in the quarter and $506 million, or 30%, to $1.208 billion in the six months. Distribution and other costs, principally print and advertising expenses, decreased $257 million, or 55%, in the quarter and $467 million, or 50%, in the six months, primarily driven by fewer theatrical releases. Film costs increased $15 million, or 4%, in the quarter and decreased $39 million, or 5%, in the six months.
Selling, General and Administrative
SG&A expenses increased $14 million, or 17%, to $97 million in the quarter and $16 million, or 10%, to $178 million in the six months primarily reflecting higher incentive compensation costs.
Adjusted Operating Income/Loss
Adjusted operating income was $9 million in the quarter and adjusted operating loss was $121 million in the six months ended March 31, 2018, compared with losses of $66 million and $246 million in the respective prior year periods. The improvements of $75 million in the quarter and $125 million in the six months reflect the operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.

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
As a result of the enactment of the Act on December 22, 2017, the Company has recorded a $65 million provisional transition tax on $941 million of indefinitely reinvested foreign earnings. We are in the process of repatriating the related amounts of these funds to the U.S. We do not currently have plans to repatriate any remaining undistributed international cash not subject to the transition tax. Should we require additional capital in the U.S., we could elect to repatriate these additional funds or access external financing, but repatriating these funds could result in approximately $100 million to $150 million of U.S. tax. Cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act.
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
Cash Flows
Cash and cash equivalents were $417 million as of March 31, 2018, a decrease of $972 million compared with September 30, 2017. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures, as applicable. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of these measures provide investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Change in cash and cash equivalents (in millions)	Six Months Ended March 31,		Better/(Worse)
	2018	2017	$
Net cash provided by operating activities	$299	$405	$(106)
Net cash used in investing activities	(87)	(281)	194
Net cash provided by/(used in) financing activities	(1,212)	191	(1,403)
Effect of exchange rate changes on cash and cash equivalents	28	(23)	51
Increase/(decrease) in cash and cash equivalents	$(972)	$292	$(1,264)
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$299	$405	$(106)
Capital expenditures	(64)	(95)	31
Free cash flow (Non-GAAP)	235	310	(75)
Debt retirement premium	—	33	(33)
Operating free cash flow (Non-GAAP)	$235	$343	$(108)

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Operating Activities
Cash provided by operating activities declined $106 million for the six months ended March 31, 2018, primarily reflecting increased film and programming spend, partially offset by lower income tax payments.
Investing Activities
Cash used in investing activities declined $194 million, principally reflecting reductions in acquisition and investment activity and capital expenditures, partially offset by a decrease in proceeds received from asset sales and our grantor trust.
Financing Activities
Cash used in financing activities was $1.212 billion for the six months ended March 31, 2018, compared with cash provided by financing activities of $191 million in the prior year. The change of $1.403 billion principally reflects the impact of debt transactions.
Capital Resources
Capital Structure and Debt
Total debt was $10.084 billion as of March 31, 2018, a decrease of $1.035 billion from $11.119 billion as of September 30, 2017.
In the six months ended March 31, 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, which included $14 million of unamortized debt costs and transaction fees.
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
Credit Facility
As of March 31, 2018, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of March 31, 2018.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VIACOM INC.

Date: April 25, 2018	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: April 25, 2018	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)