Form 10-Q
period 2018-06-30
Viacom Inc.
filed 2018-08-09
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of July 31, 2018
Class A common stock, par value $0.001 per share	49,430,905
Class B common stock, par value $0.001 per share	353,433,073

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues	$3,237	$3,364	$9,458	$9,944
Expenses:
Operating	1,681	1,788	4,925	5,551
Selling, general and administrative	738	756	2,249	2,205
Depreciation and amortization	51	53	159	167
Restructuring and related costs	15	21	200	237
Total expenses	2,485	2,618	7,533	8,160
Operating income	752	746	1,925	1,784
Interest expense, net	(138)	(155)	(428)	(469)
Equity in net earnings of investee companies	2	47	5	78
Gain on sale of EPIX	—	285	—	285
Other items, net	(9)	(2)	(15)	(37)
Earnings from continuing operations before provision for income taxes	607	921	1,487	1,641
Provision for income taxes	(93)	(233)	(158)	(417)
Net earnings from continuing operations	514	688	1,329	1,224
Discontinued operations, net of tax	11	3	23	3
Net earnings (Viacom and noncontrolling interests)	525	691	1,352	1,227
Net earnings attributable to noncontrolling interests	(3)	(8)	(27)	(27)
Net earnings attributable to Viacom	$522	$683	$1,325	$1,200
Amounts attributable to Viacom:
Net earnings from continuing operations	$511	$680	$1,302	$1,197
Discontinued operations, net of tax	11	3	23	3
Net earnings attributable to Viacom	$522	$683	$1,325	$1,200
Basic earnings per share attributable to Viacom:
Continuing operations	$1.27	$1.69	$3.23	$3.00
Discontinued operations	0.03	0.01	0.06	0.01
Net earnings	$1.30	$1.70	$3.29	$3.01
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.27	$1.69	$3.23	$2.99
Discontinued operations	0.02	0.01	0.06	0.01
Net earnings	$1.29	$1.70	$3.29	$3.00
Weighted average number of common shares outstanding:
Basic	402.8	402.0	402.6	399.1
Diluted	403.3	402.6	402.9	400.0
Dividends declared per share of Class A and Class B common stock	$0.20	$0.20	$0.60	$0.60

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net earnings (Viacom and noncontrolling interests)	$525	$691	$1,352	$1,227
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(228)	59	(175)	(16)
Defined benefit pension plans	1	1	4	4
Cash flow hedges	(3)	5	(3)	7
Available-for-sale securities	9	—	22	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(221)	65	(152)	(5)
Comprehensive income	304	756	1,200	1,222
Less: Comprehensive income attributable to noncontrolling interest	1	9	25	27
Comprehensive income attributable to Viacom	$303	$747	$1,175	$1,195

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$929	$1,389
Receivables, net	3,149	2,970
Inventory, net	916	919
Prepaid and other assets	579	523
Total current assets	5,573	5,801
Property and equipment, net	875	978
Inventory, net	3,851	3,982
Goodwill	11,610	11,665
Intangibles, net	311	313
Other assets	941	959
Total assets	$23,161	$23,698
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$305	$431
Accrued expenses	764	869
Participants’ share and residuals	774	825
Program obligations	654	712
Deferred revenue	317	463
Current portion of debt	23	19
Other liabilities	460	434
Total current liabilities	3,297	3,753
Noncurrent portion of debt	10,065	11,100
Participants’ share and residuals	414	384
Program obligations	465	477
Deferred tax liabilities, net	350	294
Other liabilities	1,254	1,323
Redeemable noncontrolling interest	245	248
Commitments and contingencies (Note 6)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.7 and 353.0 outstanding, respectively	—	—
Additional paid-in capital	10,132	10,119
Treasury stock, 393.1 and 393.8 common shares held in treasury, respectively	(20,562)	(20,590)
Retained earnings	18,247	17,124
Accumulated other comprehensive loss	(811)	(618)
Total Viacom stockholders’ equity	7,006	6,035
Noncontrolling interests	65	84
Total equity	7,071	6,119
Total liabilities and equity	$23,161	$23,698

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,352	$1,227
Discontinued operations, net of tax	(23)	(3)
Net earnings from continuing operations	1,329	1,224
Reconciling items:
Depreciation and amortization	159	167
Feature film and program amortization	3,402	3,475
Equity-based compensation	45	52
Equity in net earnings and distributions from investee companies	2	(11)
Gain on sale of EPIX	—	(285)
Deferred income taxes	27	(118)
Operating assets and liabilities, net of acquisitions:
Receivables	(211)	(504)
Production and programming	(3,373)	(3,252)
Accounts payable and other current liabilities	(384)	(139)
Other, net	1	45
Net cash provided by operating activities	997	654

INVESTING ACTIVITIES
Acquisitions and investments, net	(90)	(358)
Capital expenditures	(102)	(139)
Proceeds from asset sales	57	108
Proceeds from sale of EPIX	—	593
Proceeds from grantor trusts	7	52
Net cash provided by/(used in) investing activities	(128)	256

FINANCING ACTIVITIES
Borrowings	—	2,569
Debt repayments	(1,000)	(3,300)
Dividends paid	(241)	(239)
Exercise of stock options	2	172
Other, net	(70)	(64)
Net cash used in financing activities	(1,309)	(862)
Effect of exchange rate changes on cash and cash equivalents	(20)	(2)
Net change in cash and cash equivalents	(460)	46
Cash and cash equivalents at beginning of period	1,389	379
Cash and cash equivalents at end of period	$929	$425

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
Recent Accounting Pronouncements
Equity-Based Compensation
On October 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for and presentation of share-based payments in the financial statements. The new guidance requires all excess tax benefits and tax deficiencies arising from share-based payment activity to be (i) recognized within Provision for income taxes in the Consolidated Statements of Earnings in the period in which the awards vest or are exercised or canceled, and (ii) reported as operating activities in the Consolidated Statements of Cash Flows. We retrospectively reclassified $1 million of excess tax benefits in the nine months ended June 30, 2017 from financing activities to operating activities in the Consolidated Statements of Cash Flows.
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
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. Certain tax effects become stranded in AOCI when deferred tax balances originally recorded at the historical income tax rate are adjusted in income from continuing operations based on the lower newly enacted income tax rate. We early adopted this guidance in the

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

current quarter and reclassified the stranded income tax effects resulting from the Tax Cuts and Jobs Act, increasing the accumulated other comprehensive loss by $43 million with a corresponding increase to retained earnings. The reclassification was primarily comprised of amounts relating to pension benefit plan obligations and available-for-sale securities.
In October 2016, the FASB issued ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. As of June 30, 2018, the Company had approximately $165 million of unrecorded net deferred tax assets, primarily related to an intra-entity transfer of assets. Once recorded, the deferred tax assets will be amortized over the next 12 years.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The new standard will impact our Consolidated Statements of Cash Flows by increasing cash flow from operating activities and decreasing cash flow from financing activities in periods when debt prepayment or debt extinguishment costs are paid. The amount that will be reclassified for the nine months ended June 30, 2017 is $33 million.
Financial Instruments
In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•
ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted. We are currently evaluating the impact of the new standard.

•
ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of certain financial instruments. Among other provisions, the new guidance requires the fair value measurement of equity investments. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement of equity investments will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We expect to adopt ASU 2016-01 using the modified retrospective method and record a transition adjustment to reclassify accumulated other comprehensive income related to our available-for-sale securities to retained earnings (as of June 30, 2018, the balance was $28 million, net of tax). We further expect to adopt prospectively the “measurement alternative” using subsequent available observable price changes for our investments without readily determinable fair values. Gains and losses resulting from the movements in fair value of equity investments will be recorded as a component of Other items, net on the Consolidated Statements of Earnings.

Leases
In February 2016, the FASB issued ASU 2016-02 - Leases. Subsequent ASUs have also been issued that amend and/or clarify the application of ASU 2016-02. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. For income statement purposes, leases will be classified as either operating or finance, generally resulting in straight-line expense recognition for operating leases (similar to current operating leases) and accelerated expense recognition for financing leases (similar to current capital leases). The guidance will be effective for the first interim period of our 2020 fiscal year, with early adoption permitted. The guidance provides an option to either (1) adopt retrospectively and recognize a cumulative-effect adjustment at the beginning of the earliest period presented in the financial statements or (2) recognize a cumulative-effect adjustment at the beginning of the period of adoption. We are evaluating the adoption methodology and the impact of the new guidance on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent ASUs have also been issued that amend and/or clarify the application of ASU 2014-09. The guidance provides a five-step framework

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2019 fiscal year, and allows adoption either under a full retrospective or a modified retrospective approach.
We continue to assess the potential impact of adopting this guidance and are finalizing our implementation. We began designing appropriate changes to our processes, systems and controls to support the recognition and disclosure requirements under the new guidance. We expect that the new standard will impact the timing of revenue recognition for renewals or extensions of existing licensing agreements for intellectual property, which upon adoption will be recognized as revenue when the renewal term begins rather than when the agreement is extended or renewed under guidance currently in effect. We have not identified any other significant impacts to our consolidated financial statements based on our assessment to date. Our continued evaluation of the expected impact of the new guidance or the issuance of additional interpretations, if any, could result in an impact that is different from our preliminary conclusions. We expect to apply the modified retrospective method of adoption, which will result in a cumulative effect adjustment to the opening retained earnings balance of our 2019 fiscal year.
NOTE 2. INVENTORY
Our total inventory consists of the following:

Inventory (in millions)	June 30, 2018	September 30, 2017
Film inventory:
Released, net of amortization	$519	$534
Completed, not yet released	—	85
In process and other	674	686
	1,193	1,305
Television productions:
Released, net of amortization	48	15
In process and other	197	237
	245	252
Original programming:
Released, net of amortization	1,205	1,146
In process and other	587	673
	1,792	1,819
Acquired program rights, net of amortization	1,460	1,435
Home entertainment inventory	77	90
Total inventory, net	4,767	4,901
Less current portion	916	919
Noncurrent portion	$3,851	$3,982

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	June 30, 2018	September 30, 2017
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$550	$550
Senior notes due December 2019, 2.750%	252	252
Senior notes due March 2021, 4.500%	497	496
Senior notes due December 2021, 3.875%	596	595
Senior notes due February 2022, 2.250%	102	188
Senior notes due June 2022, 3.125%	194	297
Senior notes due March 2023, 3.250%	180	298
Senior notes due September 2023, 4.250%	1,239	1,237
Senior notes due April 2024, 3.875%	488	545
Senior notes due October 2026, 3.450%	474	587
Senior debentures due December 2034, 4.850%	281	585
Senior debentures due April 2036, 6.875%	1,068	1,067
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	61	102
Senior debentures due March 2043, 4.375%	1,100	1,096
Senior debentures due June 2043, 4.875%	32	37
Senior debentures due September 2043, 5.850%	1,230	1,229
Senior debentures due April 2044, 5.250%	345	545
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Capital lease and other obligations	40	54
Total debt	10,088	11,119
Less current portion	23	19
Noncurrent portion	$10,065	$11,100

In the nine months ended June 30, 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, net of $14 million of unamortized debt costs and transaction fees included in Other items, net in the Consolidated Statements of Earnings.
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
The total unamortized discount and issuance fees and expenses related to our notes and debentures outstanding was $435 million and $457 million as of June 30, 2018 and September 30, 2017, respectively. The fair value of our notes and debentures outstanding was approximately $10.2 billion as of June 30, 2018. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
Credit Facility
As of June 30, 2018, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of June 30, 2018.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below.

Net Periodic Benefit Cost (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$9	$8	$26	$24
Expected return on plan assets	(10)	(10)	(30)	(28)
Recognized actuarial loss	1	2	5	6
Net periodic benefit cost	$—	$—	$1	$2

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets.

The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Nine Months Ended June 30,
	2018	2017
Beginning balance	$248	$211
Net earnings	13	13
Distributions	(14)	(13)
Translation adjustment	(4)	(1)
Redemption value adjustment	2	(1)
Ending Balance	$245	$209

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2017 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $151 million, and are recorded as a liability as of June 30, 2018. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
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
Purported Derivative Action
In July 2016, a purported derivative action was commenced in the Delaware Chancery Court by a purported Viacom stockholder against Viacom and its directors. The complaint alleged that Viacom’s directors breached their fiduciary duties to

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Viacom in connection with compensation paid to Mr. Redstone and that these breaches permitted a waste of corporate assets and the unjust enrichment of Mr. Redstone. In October 2017, the Court granted Viacom’s motion to dismiss the action. In May 2018, following an appeal by the plaintiff, the Delaware Supreme Court affirmed the dismissal.
NOTE 7. STOCKHOLDERS’ EQUITY
The components of stockholders’ equity are as follows:

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
Stockholders’ Equity (in millions)	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
Beginning Balance	$6,035	$84	$6,119	$4,277	$53	$4,330
Net earnings	1,325	27	1,352	1,200	27	1,227
Other comprehensive loss (1)	(150)	(2)	(152)	(5)	—	(5)
Noncontrolling interests	(2)	(44)	(46)	1	(27)	(26)
Dividends declared	(243)	—	(243)	(240)	—	(240)
Equity-based compensation and other	41	—	41	176	—	176
Ending Balance	$7,006	$65	$7,071	$5,409	$53	$5,462

(1) The components of other comprehensive loss are net of tax expense of $15 million and $7 million for the nine months ended June 30, 2018 and 2017, respectively.
NOTE 8. RESTRUCTURING AND RELATED COSTS
In the second quarter of fiscal 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements. We recognized pre-tax restructuring-related costs of $15 million in the quarter, comprised of third-party professional services. In the nine months ended June 30, 2018, we recorded $200 million of restructuring and related costs. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties and related costs comprised of third-party professional services.

Restructuring and Related Costs (in millions)	Nine Months Ended June 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$123	$—	$—	$123
Exit costs	40	—	—	40
Other related costs	—	—	37	37
Total	$163	$—	$37	$200

(1) Includes equity-based compensation expense of $6 million.
Our restructuring liability by reportable segment is as follows:

Restructuring Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2017	$119	$45	$44	$208
Accruals	157	—	—	157
Severance payments	(74)	(21)	(19)	(114)
Lease payments	(10)	—	—	(10)
June 30, 2018	$192	$24	$25	$241

As of June 30, 2018, of the remaining $241 million liability, $168 million is classified as a current liability in the Consolidated Balance Sheets, with the remaining $73 million classified as a noncurrent liability. We expect to complete our restructuring actions in fiscal 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms.

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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding, basic	402.8	402.0	402.6	399.1
Dilutive effect of equity awards	0.5	0.6	0.3	0.9
Weighted average number of common shares outstanding, diluted	403.3	402.6	402.9	400.0

Anti-dilutive common shares	18.9	16.8	19.2	14.7

NOTE 10. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Nine Months Ended June 30,
	2018	2017
Cash paid for interest	$403	$455
Cash paid for income taxes	$95	$480
Cash paid for income taxes in the nine months ended June 30, 2018 reflects the benefits from a lower corporate United States (“U.S.”) income tax rate as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 and the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
Accounts Receivable
We had $493 million and $486 million of noncurrent trade receivables as of June 30, 2018 and September 30, 2017, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other over-the-top arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
Acquisitions
During the nine months ended June 30, 2018, the Company acquired WhoSay, a leading influence marketing firm, and VidCon, a host of conferences dedicated to online video, for total consideration of $70 million, net of cash acquired.
Investments
During the nine months ended June 30, 2018, we recognized an impairment loss of $46 million to write off certain cost method investments. We also completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million. The impairment charge and gain on asset sale are included in Other items, net in the Consolidated Statements of Earnings.
During the quarter ended June 30, 2017, we recognized an impairment loss of $10 million to write off a cost method investment. The impairment charge is included in Other items, net in the Consolidated Statements of Earnings. We also completed the sale of our 49.76% interest in EPIX, a premium entertainment network, to Metro-Goldwyn-Mayer. The sale resulted in proceeds of $593 million, net of transaction costs of $4 million, and a gain of $285 million. In addition, prior to the closing of the sale, EPIX paid a dividend, of which our pro rata share was $37 million.

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

Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $154 million in assets and $6 million in liabilities as of June 30, 2018, and $159 million in assets and $8 million in liabilities as of September 30, 2017. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
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
As a result of the Act, provisional amounts have been recorded in accordance with SEC guidance provided in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, for the remeasurement of deferred tax assets and liabilities and the transition tax. For the nine months, we recognized a net discrete tax benefit of $223 million that reflects the impact of the Act on our deferred tax balances. In addition, a provisional expense of $4 million in the quarter and $69 million in the nine months has been recorded on a net basis for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. These amounts are provisional because certain aspects were based on estimates and assumptions where guidance has yet to be provided. As guidance is received from federal and state authorities, the outcome of these provisional amounts could further change.
No additional income taxes have been provided for any remaining undistributed international cash not subject to the transition tax or any additional outside basis differences as these amounts continue to be indefinitely reinvested outside the U.S. These amounts could be subject to approximately $100 million to $150 million of U.S. tax to the extent they are repatriated in the future.
Our effective income tax rate was 15.3% and 10.6% in the quarter and nine months ended June 30, 2018, respectively. A net discrete tax benefit of $47 million in the quarter and $196 million in the nine months, taken together with the discrete tax impact of the restructuring and related costs, investment impairments, and gain on debt extinguishment, reduced the effective income tax rate by 7.9 and 13.4 percentage points in the quarter and nine months, respectively. The net discrete tax benefit in the quarter was principally related to a tax accounting method change granted by the Internal Revenue Service and the release of tax reserves with respect to certain effectively settled tax positions. In addition to the items in the quarter, the net discrete tax benefit in the nine months was principally related to tax reform, as well as the measurement of the deferred tax balances from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
Our effective income tax rate was 25.3% and 25.4% in the quarter and nine months ended June 30, 2017, respectively. A net discrete tax benefit of $53 million in the quarter and $72 million in the nine months, taken together with the discrete tax impact of the gain on sale of our investment in EPIX, restructuring and programming charges, the gain or loss on debt extinguishment and an investment impairment, reduced the effective income tax rate by 5.2 and 5.1 percentage points, respectively. The net discrete tax benefit in the quarter was principally related to the reversal of a valuation allowance on capital loss carryforwards in connection with the sale of our investment in EPIX and the release of tax reserves with respect to certain effectively settled tax positions. In addition to the items in the quarter, the net discrete tax benefit in the nine months included the reversal of valuation allowances on net operating losses upon receipt of a favorable tax authority ruling.
NOTE 12. FAIR VALUE MEASUREMENTS
During the first fiscal quarter of 2018, an investment previously accounted for using the cost method was listed on a public exchange. As a result, we reclassified our investment as available-for-sale. The fair value of our available-for-sale securities was $46 million as of June 30, 2018, which is included within Other assets, noncurrent in our Consolidated Balance Sheets, as

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was a liability of $4 million as of June 30, 2018 and an asset of $7 million as of September 30, 2017, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy). The notional value of all foreign exchange contracts was $665 million and $869 million as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018, $275 million related to our foreign currency balances and $390 million related to future production costs. As of September 30, 2017, $287 million related to our foreign currency balances and $582 million related to future production costs.
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

Revenues by Segment (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Media Networks	$2,502	$2,560	$7,491	$7,543
Filmed Entertainment	772	847	2,057	2,500
Eliminations	(37)	(43)	(90)	(99)
Total revenues	$3,237	$3,364	$9,458	$9,944

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Media Networks	$799	$870	$2,418	$2,604
Filmed Entertainment	44	9	(77)	(237)
Corporate expenses	(60)	(58)	(175)	(163)
Eliminations	(6)	(8)	(2)	(1)
Equity-based compensation	(10)	(8)	(39)	(38)
Programming charges (1)	—	(38)	—	(144)
Restructuring and related costs (2)	(15)	(21)	(200)	(237)
Operating income	752	746	1,925	1,784
Interest expense, net	(138)	(155)	(428)	(469)
Equity in net earnings of investee companies	2	47	5	78
Gain on sale of EPIX	—	285	—	285
Other items, net	(9)	(2)	(15)	(37)
Earnings from continuing operations before provision for income taxes	$607	$921	$1,487	$1,641

(1) Included in Operating expenses in the Consolidated Statements of Earnings.
(2) Includes equity-based compensation expense of $6 million in the nine months ended June 30, 2018. Includes expense reduction of $6 million in the quarter ended June 30, 2017 due to modification of an equity award and equity-based compensation expense of $14 million in the nine months ended June 30, 2017.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Total Assets (in millions)	June 30, 2018	September 30, 2017

Media Networks	$17,456	$17,984
Filmed Entertainment	5,396	6,188
Corporate/Eliminations	309	(474)
Total assets	$23,161	$23,698

Revenues by Component (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Advertising	$1,191	$1,235	$3,604	$3,638
Affiliate	1,153	1,190	3,403	3,490
Feature film	731	781	1,917	2,244
Ancillary	199	201	624	671
Eliminations	(37)	(43)	(90)	(99)
Total revenues	$3,237	$3,364	$9,458	$9,944

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
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. During the nine months ended June 30, 2018 and 2017, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amount of approximately $5 million in both periods.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Earnings
Revenues	$21	$25	$90	$99
Operating expenses	$25	$39	$110	$129

			June 30, 2018	September 30, 2017
Consolidated Balance Sheets
Accounts receivable			$7	$5

Participants’ share and residuals, current			$69	$69
Program obligations, current			37	54
Program obligations, noncurrent			38	49
Other liabilities			1	1
Total due to CBS			$145	$173

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Earnings
Revenues	$7	$15	$38	$110
Operating expenses	$3	$2	$8	$59
Selling, general and administrative	$—	$(1)	$—	$(7)

			June 30, 2018	September 30, 2017
Consolidated Balance Sheets
Accounts receivable			$41	$49
Other assets			3	5
Total due from other related parties			$44	$54

Accounts payable			$6	$8
Other liabilities			5	—
Total due to other related parties			$11	$8

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2018, compared with the quarter and nine months ended June 30, 2017. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017, and of our outstanding debt, commitments and contingencies existing as of June 30, 2018.
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
Our Media Networks segment provides high-quality entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. Increasingly, our advertising and marketing services are enhanced by our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting, creative services and associated activations. We create, acquire and distribute programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming and on-demand bases, via a variety of owned and third party platforms, including television services, branded apps and sites, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also licenses its brands for consumer products and recreational opportunities, and produces live events.
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
Our Filmed Entertainment segment develops, produces, finances, acquires and distributes motion pictures, television programming and other entertainment content under the Paramount Pictures®, Paramount Players™, Paramount Animation® and Paramount Television™ divisions, in various markets and media worldwide, for itself and for third parties. It partners on various projects with key Viacom franchises, including Nickelodeon Movies, MTV Films and BET.
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
RESULTS OF OPERATIONS
Summary Consolidated Results of Operations

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2018	2017	$	%	2018	2017	$	%
GAAP
Revenues	$3,237	$3,364	$(127)	(4)%	$9,458	$9,944	$(486)	(5)%
Operating income	752	746	6	1	1,925	1,784	141	8
Net earnings from continuing operations attributable to Viacom	511	680	(169)	(25)	1,302	1,197	105	9
Diluted earnings per share from continuing operations	1.27	1.69	(0.42)	(25)	3.23	2.99	0.24	8

Non-GAAP*
Adjusted operating income	$767	$805	$(38)	(5)%	$2,125	$2,165	$(40)	(2)%
Adjusted net earnings from continuing operations attributable to Viacom	475	471	4	1	1,259	1,201	58	5
Adjusted diluted earnings per share from continuing operations	1.18	1.17	0.01	1	3.12	3.00	0.12	4

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
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarter and nine months ended June 30, 2018 and 2017. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended June 30, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$752	$607	$93	$511	$1.27
Factors Affecting Comparability:
Restructuring and related costs	15	15	4	11	0.03
Discrete tax benefit	—	—	47	(47)	(0.12)
Adjusted results (Non-GAAP)	$767	$622	$144	$475	$1.18

(in millions, except per share amounts)
	Nine Months Ended June 30, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,925	$1,487	$158	$1,302	$3.23
Factors Affecting Comparability:
Restructuring and related costs	200	200	48	152	0.38
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Gain on asset sale	—	(16)	—	(16)	(0.04)
Investment impairments	—	46	10	36	0.09
Discrete tax benefit	—	—	196	(196)	(0.49)
Adjusted results (Non-GAAP)	$2,125	$1,692	$406	$1,259	$3.12

(in millions, except per share amounts)
	Quarter Ended June 30, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$746	$921	$233	$680	$1.69
Factors Affecting Comparability:
Restructuring and programming charges	59	59	21	38	0.09
Gain on extinguishment of debt	—	(16)	(5)	(11)	(0.03)
Gain on sale of EPIX	—	(285)	(96)	(189)	(0.47)
Investment impairment	—	10	4	6	0.01
Discrete tax benefit	—	—	53	(53)	(0.12)
Adjusted results (Non-GAAP)	$805	$689	$210	$471	$1.17

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

(in millions, except per share amounts)
	Nine Months Ended June 30, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,784	$1,641	417	$1,197	$2.99
Factors Affecting Comparability:
Restructuring and programming charges	381	381	135	246	0.62
Loss on extinguishment of debt	—	20	7	13	0.03
Gain on sale of EPIX	—	(285)	(96)	(189)	(0.47)
Investment impairment	—	10	4	6	0.02
Discrete tax benefit	—	—	72	(72)	(0.19)
Adjusted results (Non-GAAP)	$2,165	$1,767	$539	$1,201	$3.00

Restructuring and related costs: In the second quarter of fiscal 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements. We recognized pre-tax restructuring-related costs of $15 million in the quarter, comprised of third-party professional services. In the nine months ended June 30, 2018, we recorded $200 million of restructuring and related costs. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties and related costs comprised of third-party professional services.
In connection with completing our cost transformation initiatives, we expect to incur additional restructuring-related costs in the fourth fiscal quarter of approximately $20 million, and additional exit costs in the first half of fiscal 2019 of approximately $25 million. We expect our restructuring activities to give rise to approximately $100 million of savings in fiscal 2018, and to result in approximately $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020.

Restructuring and Related Costs (in millions)	Nine Months Ended June 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$123	$—	$—	$123
Exit costs	40	—	—	40
Other related costs	—	—	37	37
Total	$163	$—	$37	$200

We recognized pre-tax restructuring and programming charges of $59 million and $381 million in the quarter and nine months ended June 30, 2017, respectively, resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount.
The following table presents the restructuring and programming charges incurred in the quarter and nine months ended June 30, 2017 by reportable segment:

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

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Gain/loss on extinguishment of debt: We redeemed senior notes and debentures totaling $1.039 billion in the nine months ended June 30, 2018. As a result, we recognized a pre-tax extinguishment gain of $25 million included within Other items, net in the Consolidated Statements of Earnings.
We redeemed senior notes and debentures totaling $3.3 billion in the nine months ended June 30, 2017, of which $1.0 billion was redeemed in the quarter ended June 30, 2017. As a result of these transactions, we recognized a pre-tax extinguishment gain of $16 million in the quarter ended June 30, 2017 and a pre-tax extinguishment loss of $20 million in the nine months ended June 30, 2017, included within Other items, net in the Consolidated Statements of Earnings.
Gain on asset sale: We completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million in the nine months ended June 30, 2018, included within Other items, net in the Consolidated Statements of Earnings.
Gain on sale of EPIX: During the quarter ended June 30, 2017, we completed the sale of our 49.76% interest in EPIX, resulting in a gain of $285 million.
Investment impairments: We recognized impairment losses of $46 million in the nine months ended June 30, 2018 and $10 million in the quarter and nine months ended June 30, 2017, included within Other items, net in the Consolidated Statements of Earnings, resulting from the write-off of certain cost method investments.
Discrete taxes: The net discrete tax benefit in the quarter ended June 30, 2018 was principally related to a tax accounting method change granted by the Internal Revenue Service and the release of tax reserves with respect to certain effectively settled tax positions. In addition to the items in the quarter, the net discrete tax benefit in the nine months ended June 30, 2018 was principally related to tax reform, as well as the measurement of the deferred tax balances from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions.
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
Revenues
Worldwide revenues decreased $127 million, or 4%, to $3.237 billion in the quarter and $486 million, or 5%, to $9.458 billion in the nine months ended June 30, 2018. Filmed Entertainment revenues decreased $75 million, or 9%, in the quarter and $443 million, or 18%, in the nine months, reflecting the number and mix of released theatrical and home entertainment titles in each period, partially offset by increased revenues from Paramount Television product. Media Networks revenues decreased $58 million, or 2%, in the quarter and $52 million, or 1%, in the nine months, driven by lower affiliate and advertising revenues, partially offset by increased ancillary revenues.
Expenses
Total expenses decreased $133 million, or 5%, to $2.485 billion in the quarter and $627 million, or 8%, to $7.533 billion in the nine months ended June 30, 2018. Filmed Entertainment expenses decreased $110 million, or 13%, in the quarter and $603 million, or 22%, in the nine months, primarily driven by lower operating expenses. Media Networks expenses increased $13 million, or 1%, in the quarter, driven by higher operating expenses, partially offset by lower SG&A expenses, and $134 million, or 3%, in the nine months, driven by higher operating and SG&A expenses. The quarter and nine months ended June 30, 2018 include restructuring and related costs of $15 million and $200 million, respectively, compared with restructuring and programming charges of $59 million and $381 million in the quarter and nine months ended June 30, 2017, respectively.
Operating
Operating expenses decreased $107 million, or 6%, to $1.681 billion in the quarter and $626 million, or 11%, to $4.925 billion in the nine months. Consolidated operating expenses included programming charges of $38 million and $144 million in the quarter and nine months ended June 30, 2017, respectively. Filmed Entertainment operating expenses decreased $100 million, or 13%, in the quarter and $606 million, or 25%, in the nine months. Media Networks operating expenses increased $28 million, or 3%, in the quarter and $115 million, or 4%, in the nine months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Selling, General and Administrative
SG&A expenses decreased $18 million, or 2%, to $738 million in the quarter and increased $44 million, or 2%, to $2.249 billion in the nine months. SG&A costs include a 2-percentage point benefit of cost savings from our restructuring activities in both the quarter and nine months. Media Networks SG&A expenses decreased $15 million, or 2%, in the quarter and increased $23 million, or 1%, in the nine months. Filmed Entertainment SG&A expenses decreased $8 million, or 9%, in the quarter and increased $8 million, or 3%, in the nine months.
Restructuring and Related Costs
As discussed in “Factors Affecting Comparability”, restructuring and related costs of $15 million and $200 million were recognized in the quarter and nine months ended June 30, 2018, respectively, and restructuring charges of $21 million and $237 million were recognized in the quarter and nine months ended June 30, 2017, respectively.
Operating Income
Operating income increased $6 million, or 1%, to $752 million in the quarter and $141 million, or 8%, to $1.925 billion in the nine months ended June 30, 2018, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $38 million, or 5%, to $767 million in the quarter and $40 million, or 2%, to $2.125 billion in the nine months. Media Networks adjusted operating income decreased $71 million, or 8%, in the quarter and $186 million, or 7%, in the nine months. Filmed Entertainment adjusted operating results improved by $35 million, or 389%, in the quarter and $160 million, or 68%, in the nine months. Corporate expenses increased $2 million, or 3%, in the quarter and $12 million, or 7%, in the nine months, reflecting increased costs for professional services.
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
Our effective income tax rate was 15.3% and 10.6% in the quarter and nine months ended June 30, 2018, respectively. A net discrete tax benefit of $47 million in the quarter and $196 million in the nine months, taken together with the discrete tax impact of the other items discussed in “Factors Affecting Comparability”, reduced the effective income tax rate by 7.9 and 13.4 percentage points in the quarter and nine months, respectively. Excluding the impact of these items, our adjusted effective income tax rate was 23.2% in the quarter and 24.0% in the nine months, a decline of 7.3 and 6.5 percentage points, respectively, from the prior year period, principally related to the enactment of the Act.
Our effective income tax rate was 25.3% and 25.4% in the quarter and nine months ended June 30, 2017, respectively. A net discrete tax benefit of $53 million in the quarter and $72 million in the nine months, taken together with the discrete tax impact of the other items discussed in “Factors Affecting Comparability”, reduced the effective income tax rate by 5.2 and 5.1 percentage points, respectively. Excluding the impact of these items, our adjusted effective income tax rate was 30.5% in both the quarter and nine months.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $169 million, or 25%, to $511 million in the quarter, primarily due to the gain on sale of our investment in EPIX in the prior year partially offset by the impact of the Act on our income tax provision. Net earnings from continuing operations attributable to Viacom increased $105 million, or 9%, to $1.302 billion in the nine months, principally due to the impact of the Act on our income tax provision, higher operating income, the impact of debt extinguishment and lower interest expense, partially offset by the impact of the gain on the sale of EPIX in the prior year and lower equity in net earnings of investee companies. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $4 million, or 1%, to $475 million in the quarter and $58 million, or 5%, to $1.259 billion in the nine months.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations decreased $0.42 per diluted share to $1.27 in the quarter and increased $0.24 per diluted share to $3.23 in the nine months, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.01 per diluted share to $1.18 in the quarter and $0.12 per diluted share to $3.12 in the nine months.

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
Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2018	2017	$	%	2018	2017	$	%
Revenues by Component
Advertising	$1,191	$1,235	$(44)	(4)%	$3,604	$3,638	$(34)	(1)%
Affiliate	1,153	1,190	(37)	(3)	3,403	3,490	(87)	(2)
Ancillary	158	135	23	17	484	415	69	17
Total revenues by component	$2,502	$2,560	$(58)	(2)%	$7,491	$7,543	$(52)	(1)%
Expenses
Operating	$1,072	$1,044	$(28)	(3)%	$3,165	$3,050	$(115)	(4)%
Selling, general and administrative	589	604	15	2	1,781	1,758	(23)	(1)
Depreciation and amortization	42	42	—	—	127	131	4	3
Total expenses	$1,703	$1,690	$(13)	(1)%	$5,073	$4,939	$(134)	(3)%
Adjusted Operating Income	$799	$870	$(71)	(8)%	$2,418	$2,604	$(186)	(7)%

Revenues
Worldwide revenues decreased $58 million, or 2%, to $2.502 billion and $52 million, or 1%, to $7.491 billion in the quarter and nine months ended June 30, 2018, respectively. Domestic revenues decreased $45 million, or 2%, to $1.993 billion in the quarter and $224 million, or 4%, to $5.785 billion in the nine months, driven by lower affiliate and advertising revenues, partially offset by increased ancillary revenues. International revenues decreased $13 million, or 2%, to $509 million in the quarter. Excluding a 2-percentage point unfavorable impact from foreign exchange, international revenues were substantially flat in the quarter. International revenues increased $172 million, or 11%, to $1.706 billion in the nine months. Excluding a 4-percentage point favorable impact from foreign exchange, international revenues increased 7% in the nine months, driven by increases across all revenue streams and a 2-percentage point favorable impact from the acquisition of Televisión Federal S.A. (“Telefe”).
Advertising
Worldwide advertising revenues decreased $44 million, or 4%, to $1.191 billion in the quarter and $34 million, or 1%, to $3.604 billion in the nine months. Worldwide advertising revenues include a 2-percentage point unfavorable impact from foreign exchange in the quarter. Domestic advertising revenues decreased $33 million, or 3%, to $922 million in the quarter and $117 million, or 4%, to $2.700 billion in the nine months, principally reflecting lower linear impressions partially offset by higher pricing and growth in revenues from advanced marketing solutions, which increased 33% in both the quarter and nine months. International advertising revenues decreased $11 million, or 4%, to $269 million in the quarter. Excluding a 5-percentage point unfavorable impact from foreign exchange, international advertising revenues increased 1%. International advertising revenues increased $83 million, or 10%, to $904 million in the nine months. Excluding a 3-percentage point favorable impact from foreign exchange, international advertising revenues increased 7%, primarily driven by a 4-percentage point favorable impact from the acquisition of Telefe, as well as continued growth at Telefe after the acquisition.
Affiliate
Worldwide affiliate revenues decreased $37 million, or 3%, to $1.153 billion in the quarter and $87 million, or 2%, to $3.403 billion in the nine months. Domestic affiliate revenues decreased $34 million, or 3%, to $978 million in the quarter, due to the lapping of a subscription video-on-demand agreement renewal in the prior year quarter. Subscriber declines were substantially offset by contractual rate increases. In the nine months, domestic affiliate revenues decreased $153 million, or 5%, to $2.819 billion, primarily driven by subscriber declines, which were partially offset by contractual rate increases. Rate increases were negatively impacted in the nine months by renewal rate resets with certain distributors. International affiliate revenues decreased $3 million, or 2%, to $175 million in the quarter, reflecting lower subscription video-on-demand revenues, partially offset by growth in linear revenues. In the nine months, international revenues increased $66 million, or 13%, to $584 million.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Excluding a 5-percentage point favorable impact from foreign exchange, international affiliate revenues increased 8% in the nine months, primarily driven by increased subscription video-on-demand and other over-the-top revenues.
Ancillary
Worldwide ancillary revenues increased $23 million, or 17%, to $158 million in the quarter and $69 million, or 17%, to $484 million in the nine months, driven by increased consumer product, recreation and live event revenues. Worldwide ancillary revenues include a 3-percentage point favorable impact from foreign exchange in the nine months. Domestic ancillary revenues increased $22 million, or 31%, to $93 million in the quarter and $46 million, or 21%, to $266 million in the nine months, benefiting from SpongeBob SquarePants: The Broadway Musical and higher consumer product revenues. International ancillary revenues increased $1 million, or 2%, to $65 million in the quarter and $23 million, or 12%, to $218 million in the nine months. Excluding a 5-percentage point favorable impact from foreign exchange, international ancillary revenues increased 7% in the nine months.
Expenses
Media Networks segment expenses increased $13 million, or 1%, to $1.703 billion and $134 million, or 3%, to $5.073 billion in the quarter and nine months ended June 30, 2018, respectively.
Operating
Operating expenses increased $28 million, or 3%, to $1.072 billion in the quarter and $115 million, or 4%, to $3.165 billion in the nine months. Programming costs increased $19 million, or 2%, in the quarter and $69 million, or 3%, in the nine months, reflecting our continued investment in original content. Distribution and other expenses increased $9 million, or 6%, in the quarter and $46 million, or 13%, in the nine months, primarily driven by costs related to growth initiatives.
Selling, General and Administrative
SG&A expenses decreased $15 million, or 2%, to $589 million in the quarter, primarily driven by cost savings from our restructuring initiatives, and increased $23 million, or 1%, to $1.781 billion in the nine months, driven by increased advertising and promotional costs for the launch of Paramount Network. SG&A costs include a 3-percentage point benefit of savings in both the quarter and nine months.
Adjusted Operating Income
Adjusted operating income decreased $71 million, or 8%, to $799 million and $186 million, or 7%, to $2.418 billion in the quarter and nine months ended June 30, 2018, respectively, reflecting the operating results discussed above.
Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2018	2017	$	%	2018	2017	$	%
Revenues by Component
Theatrical	$208	$263	$(55)	(21)%	$358	$693	$(335)	(48)%
Home entertainment	119	218	(99)	(45)	465	659	(194)	(29)
Licensing	404	300	104	35	1,094	892	202	23
Ancillary	41	66	(25)	(38)	140	256	(116)	(45)
Total revenues by component	$772	$847	$(75)	(9)%	$2,057	$2,500	$(443)	(18)%
Expenses
Operating	$641	$741	$100	13%	$1,849	$2,455	$606	25%
Selling, general and administrative	79	87	8	9	257	249	(8)	(3)
Depreciation and amortization	8	10	2	20	28	33	5	15
Total expenses	$728	$838	$110	13%	$2,134	$2,737	$603	22%
Adjusted Operating Income/(Loss)	$44	$9	$35	389%	$(77)	$(237)	$160	68%

Revenues
Worldwide revenues decreased $75 million, or 9%, to $772 million and $443 million, or 18%, to $2.057 billion in the quarter and nine months ended June 30, 2018, respectively. Domestic revenues increased 20% to $464 million in the quarter and decreased 15% to $1.112 billion in the nine months. International revenues decreased 33% to $308 million in the quarter and 21% to $945 million in the nine months. Foreign exchange had a 2-percentage point favorable impact on international revenues in the nine months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Theatrical
Worldwide theatrical revenues decreased $55 million, or 21%, to $208 million in the quarter. Revenues from our current quarter releases decreased $21 million, reflecting a difficult comparison against the release of Transformers: The Last Knight in the prior year quarter. Carryover revenues declined $34 million primarily due to the mix of films in theatrical release, with the prior year quarter benefiting from Ghost In The Shell revenues. Domestic theatrical revenues increased 58%, reflecting the strong performance of current quarter releases A Quiet Place and Book Club, while international theatrical revenues decreased 58%, impacted by the strong international performance of Transformers: The Last Knight and Ghost In The Shell in the prior year quarter. Foreign exchange had a 2-percentage point favorable impact on international theatrical revenues in the quarter.
Worldwide theatrical revenues decreased $335 million, or 48%, to $358 million in the nine months, principally reflecting the number and mix of current year releases. Significant current year releases included A Quiet Place, Daddy’s Home 2, Sherlock Gnomes and Book Club, compared with Transformers: The Last Knight, xXx: Return of Xander Cage, Ghost in the Shell, Jack Reacher: Never Go Back, Baywatch and Arrival in the prior year. Domestic theatrical revenues decreased 20% and international theatrical revenues decreased 67%. Foreign exchange had a 2-percentage point favorable impact on international theatrical revenues in the nine months.
Home Entertainment
Worldwide home entertainment revenues decreased $99 million, or 45%, to $119 million in the quarter and $194 million, or 29%, to $465 million in the nine months, primarily reflecting the mix and number of titles in release. Worldwide home entertainment revenues include a 2-percentage point favorable impact from foreign exchange in the nine months. Significant current year releases included Daddy’s Home 2, compared to Star Trek Beyond, Jack Reacher: Never Go Back and Arrival in the prior year. Domestic home entertainment revenues decreased 47% and 38%, while international home entertainment revenues decreased 41% and 10% in the quarter and nine months, respectively. Foreign exchange had a 3-percentage point and 6-percentage point favorable impact on international home entertainment revenues in the quarter and nine months, respectively.
Licensing
Worldwide licensing revenues increased $104 million, or 35%, to $404 million in the quarter and $202 million, or 23%, to $1.094 billion in the nine months, primarily driven by the availability of Paramount Television product such as 13 Reasons Why and Tom Clancy’s Jack Ryan and the mix of titles available in each market. The nine months also benefited from the availability of The Alienist and the release of The Cloverfield Paradox. Worldwide licensing revenues include a 2-percentage point favorable impact from foreign exchange in the nine months. Domestic licensing revenues increased 122% and 40%, and international licensing revenues decreased 8% and increased 11%, in the quarter and nine months, respectively. Foreign exchange had a 2-percentage point favorable impact on international licensing revenues in the nine months.
Ancillary
Worldwide ancillary revenues decreased $25 million, or 38%, to $41 million in the quarter and $116 million, or 45%, to $140 million in the nine months. The prior year includes revenues from the sale of a partial copyright interest in certain films in connection with an agreement then in place. Domestic ancillary revenues decreased 40% and 53% and international ancillary revenues decreased 27% and 5% in the quarter and nine months, respectively.
Expenses
Filmed Entertainment segment expenses decreased $110 million, or 13%, to $728 million and $603 million, or 22%, to $2.134 billion in the quarter and nine months ended June 30, 2018, respectively, driven by lower operating expenses.
Operating
Operating expenses decreased $100 million, or 13%, to $641 million in the quarter and $606 million, or 25%, to $1.849 billion in the nine months. Distribution and other costs, principally print and advertising expenses, decreased $103 million, or 32%, in the quarter and $570 million, or 45%, in the nine months, primarily driven by the number and mix of theatrical releases including Transformers: The Last Knight in the prior year quarter. Film costs increased $3 million, or 1%, in the quarter and decreased $36 million, or 3%, in the nine months.
Selling, General and Administrative
SG&A expenses decreased $8 million, or 9%, to $79 million in the quarter and increased $8 million, or 3%, to $257 million in the nine months, driven by increased incentive compensation costs.
Adjusted Operating Income/Loss
Adjusted operating income was $44 million in the quarter and adjusted operating loss was $77 million in the nine months ended June 30, 2018, compared with adjusted operating income of $9 million and adjusted operating loss of $237 million in the respective prior year periods. The improvements of $35 million in the quarter and $160 million in the nine months reflect the

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
As a result of the enactment of the Act on December 22, 2017, the Company has recorded a $69 million provisional transition tax on $997 million of indefinitely reinvested foreign earnings. We are in the process of repatriating the related amounts of these funds to the U.S. We do not currently have plans to repatriate any remaining undistributed international cash not subject to the transition tax. Should we require additional capital in the U.S., we could elect to repatriate these additional funds or access external financing, but repatriating these funds could result in approximately $100 million to $150 million of U.S. tax. Cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act.
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
Cash Flows
Cash and cash equivalents were $929 million as of June 30, 2018, a decrease of $460 million compared with September 30, 2017. The following tables include information regarding the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures, as applicable. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of these measures provide investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Change in cash and cash equivalents (in millions)	Nine Months Ended June 30,		Better/(Worse)
	2018	2017	$
Net cash provided by operating activities	$997	$654	$343
Net cash provided by/(used in) investing activities	(128)	256	(384)
Net cash used in financing activities	(1,309)	(862)	(447)
Effect of exchange rate changes on cash and cash equivalents	(20)	(2)	(18)
Increase/(decrease) in cash and cash equivalents	$(460)	$46	$(506)
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$997	$654	$343
Capital expenditures	(102)	(139)	37
Free cash flow (Non-GAAP)	895	515	380
Debt retirement premium	—	33	(33)
Operating free cash flow (Non-GAAP)	$895	$548	$347

Operating Activities
Cash provided by operating activities increased $343 million for the nine months ended June 30, 2018, primarily reflecting the timing of collections.
Investing Activities
Cash used in investing activities was $128 million for the nine months ended June 30, 2018, primarily reflecting capital expenditures and our acquisitions of WhoSay and VidCon. Cash provided by investing activities was $256 million in the prior year, principally reflecting net proceeds from the sale of our investment in EPIX and the sale of marketable securities, partially offset by the acquisition of Telefe.
Financing Activities
Cash used in financing activities increased $447 million for the nine months ended June 30, 2018, primarily reflecting the impact of debt transactions as well as reduced proceeds from stock option exercises.
Capital Resources
Capital Structure and Debt
Total debt was $10.088 billion as of June 30, 2018, a decrease of $1.031 billion from $11.119 billion as of September 30, 2017.
In the nine months ended June 30, 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, which included $14 million of unamortized debt costs and transaction fees.
Our junior subordinated debentures, currently accruing interest at a fixed rate, will switch to a floating rate after a specified period of time. The junior subordinated debentures can be called by us at any time after the expiration of the fixed-rate period. See Note 3 to the Consolidated Financial Statements for further information.
The junior debentures’ subordination, interest deferral option and extended term provide significant credit protection measures for senior creditors and as a result of these features, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
Credit Facility
As of June 30, 2018, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. See Note 3 to the Consolidated Financial Statements for further information.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VIACOM INC.

Date: August 9, 2018	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 9, 2018	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller (Chief Accounting Officer)