Form 10-K
period 2018-09-30
Viacom Inc.
filed 2018-11-16
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
None
(Title Of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of the close of business on March 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were 49,431,181 shares of the registrant’s Class A common stock, par value $0.001 per share, and 352,971,713 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 29, 2018 was approximately $395.6 million (based upon the closing price of $39.60 per share as reported by the NASDAQ Global Select Market on March 29, 2018, the last trading day of the quarter). The aggregate market value of Class B common stock held by non-affiliates as of March 29, 2018 was approximately $10.9 billion (based upon the closing price of $31.06 per share as reported by the NASDAQ Global Select Market on March 29, 2018, the last trading day of the quarter).
As of October 31, 2018, 49,430,905 shares of our Class A common stock and 353,437,986 shares of our Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Viacom Inc.’s Notice of 2019 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K (Portion of Item 5; Part III).

PART I
Item 1. Business.
OVERVIEW
Viacom creates entertainment experiences that drive conversation and culture around the world. Through television, film, digital media, live events, merchandise and solutions, our brands connect with diverse, young and young at heart audiences in more than 180 countries. We operate through two reportable segments: Media Networks and Filmed Entertainment, each of which is described below.
In fiscal year 2018, we executed against three strategic priorities:

•
First, we are driving share and margins in our core business. We are focused on increasing our share of viewership in our core domestic and international media networks business as well as in Paramount’s film and television production divisions.

◦
In our Media Networks business, we have designated key “flagship” brands - Nickelodeon, MTV, BET, Comedy Central and Paramount Network - as our highest priority brands. Our flagship brands are unique from our other brands, in that they have compelling, valuable and distinct brand propositions; serve diverse, substantial audiences with content largely owned by us; and have global reach and multi-platform distribution potential across linear, digital, film, consumer products, and live events and experiences. We continue to pursue opportunities to bring the best of Paramount Pictures to our Media Networks business, and the best of our Media Networks business to Paramount Pictures, as part of our efforts to enhance cross-company collaboration.

◦
In our Filmed Entertainment business, we are focused on developing films designed to appeal specifically to a targeted audience or to broad audiences, with appropriate budgets and revenue projections. We also continue to focus on creatively and efficiently managing our distribution and marketing costs. Paramount’s resurgence is evident in its box office success, thriving television production business, and seven straight quarters of year-over-year adjusted operating income improvement.

◦
During 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements. See Note 14 of the Consolidated Financial Statements for a detailed discussion of the restructuring and related costs associated with the cost transformation initiatives.

•
Second, we are transitioning to next-generation platforms and marketing solutions. We are packaging and monetizing our content across mobile, social, over-the-top (“OTT”) and other platforms, and via multiple business models, including ad-supported, free and authenticated owned-and-operated apps, direct-to-consumer standalone and bundled subscription services, and product and content-based transactional offerings. We have also developed, and continue to expand, an advanced advertising, data marketing and brand solutions business.

•
Third, we are diversifying beyond our core business. We are extending the reach of our brands in the physical world through consumer products, live events, recreation and other similar experiences. In 2018, we launched a global consumer products group to manage our consumer products business across the Company, with oversight over product and business development, licensing, merchandising, retail sales and marketing. We have also launched a global, cross-portfolio Media Networks studio production initiative with the aim of leveraging our considerable intellectual property library to produce new, first-run, episodic content for third-party distributors.

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

MEDIA NETWORKS
Overview
Our Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire, distribute and sell programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming, on-demand and transactional bases, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also delivers advertising and marketing services under our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Media Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third-party distributors.
Globally, our Media Networks segment reaches approximately 4.4 billion cumulative television subscribers in more than 180 countries and 46 languages, via 314 locally programmed and operated television channels, including our multimedia brands Nickelodeon®, MTV®, BET®, Comedy Central®, Paramount Network®, Nick Jr.®, VH1®, TV Land®, CMT® and Logo®. Outside of the United States (the “U.S.”), Viacom International Media Networks (“VIMN”) operates the international extensions of our multimedia brands and our program services created specifically for international audiences, such as British public service broadcaster (“PSB”) Channel 5® and Milkshake!™ in the United Kingdom (“UK”), Telefe® in Argentina, Colors® in India and Paramount Channel™. In fiscal year 2018, our Media Networks segment launched 9 new channels, including in the UK, Japan, Italy and Portugal. “Cumulative television subscribers” is an aggregation of the total subscribers to (or viewers of, in the case of our free-to-air channels) each Viacom owned-and-operated, joint venture and licensee channel.
In fiscal year 2018, we launched our cross-Viacom studio production initiative in the form of a global network of production studios to produce premium episodic and film content. Domestically, this initiative is driven by studios housed under Nickelodeon, MTV and Comedy Central, and focused on utilizing our considerable intellectual property library to create long-form episodic content for third-party platforms. Internationally, this initiative is organized under Viacom International Studios (“VIS”), leveraging our international brands and platforms, including at Telefe in Argentina, Porta dos Fundos in Brazil and Elephant House Studios in the UK. VIS has produced several Spanish- and Portuguese-language shows for Netflix, Amazon, Fox and others.
Our Media Networks brands develop and operate an extensive portfolio of online, mobile and OTT experiences, including “TV Everywhere” and subscription apps that offer audiences long and short-form video content, games and interactive features, across shows, events, news, music, community, culture and, for our younger audiences, educational and learning activities. During the quarter ended September 30, 2018, our Media Networks online properties, in the aggregate, averaged approximately 37.1 million unique visitors per month domestically, and according to internal data, 612 million content streams each month.
In November 2017, we launched Viacom Digital Studios (“VDS”), to accelerate the production of original programming for consumption across the leading social platforms to build loyalty for, and engagement with, our flagship brands. In fiscal year 2018, VDS led a significant increase in the volume of original online content from MTV, BET, Comedy Central and Nickelodeon, with more than 600 hours of content published domestically, entered into partnerships with Snap Inc. and Twitter, and completed new talent deals. In fiscal year 2018, VDS programming included Nickelodeon’s new animated series The JoJo and BowBow Show Show; MTV’s Basic to Bougie; Snapchat shows Promposal, Girl Code and Cribs; BET’s Excess; and Comedy Central’s Mini-Mocks on Facebook Watch. VDS also launched successful franchises from our brands such as Wild ‘N Out and Jersey Shore on dedicated YouTube channels. Through the widespread dissemination of VDS-generated content across a variety of platforms, in the quarter ended September 30, 2018, VDS drove year-over-year increases in our branded programming’s aggregate number of social video views and minutes viewed by 108% and 194%, respectively.
In August 2018, we launched Viacom Digital Studios International (“VDSI”) with a focus on creating, distributing and monetizing digital content for our flagship brands outside of the U.S. VDSI currently has three production hubs, in New York City, Buenos Aires and London.

In February 2018, we acquired VidCon, an innovative conference and festival celebrating online video, to drive additional growth at VDS and our live events business. In June 2018, we hosted our first Viacom-owned VidCon US. The flagship event drew attendance of over 74,000 and participation from an extensive array of online video platforms, creators, fans, industry executives and brands. VidCon is also growing internationally, including the second-annual VidCon Australia event in August 2018 and an upcoming expansion to London in February 2019.
Media Networks Properties
Our most significant Media Networks properties are discussed below. Unless otherwise indicated, the domestic cumulative television subscriber numbers are according to Nielsen Company (US), LLC (“Nielsen”), the Internet monthly unique visitor data is according to comScore, Inc. (“comScore”) Media Metrix (U.S. data only), the content video stream data is according to internal data (U.S. data only) and the international reach statistics and the cumulative social media followers are derived from internal data coupled with external sources when available.

•
Nickelodeon, now in its 39th year, is a diverse, global business and a recognized leader in kids and family entertainment. Nickelodeon has been the number-one-rated ad-supported basic cable network for 23 consecutive years, featuring leading original and licensed series for kids across animation, live-action and preschool genres. Nickelodeon produces and distributes television programming worldwide. Nickelodeon is a key part of Viacom’s global consumer products licensing business and licenses its brands for recreation experiences such as hotels and theme parks, as well as live events.

•
Programming highlights in fiscal year 2018 included the return of the Nick classic Double Dare; the reimagined Rise of the Teenage Mutant Ninja Turtles; returning hits The Loud House, Henry Danger, I am Frankie, Hunter Street, Lip Sync Battle Shorties, Alvinnn!!! and the Chipmunks, The Thundermans and SpongeBob SquarePants; and tentpole events such as Kids’ Choice Awards, Kids’ Choice Sports, The HALO Awards and Worldwide Day of Play.

•
Internationally, we have introduced new content models that have led to Nickelodeon’s first internationally originated, globally distributed, non-preschool, animated program Pony; our first Chinese-originated, animated program Deer Run; and a new telenovela Noobees, a VIS co-production with Mediapro, which premiered in Latin America in September 2018.

•
During the evening and overnight hours, Nick at Nite airs on the same linear cable channel on which Nickelodeon airs during the daytime, and features licensed contemporary family comedies, such as Friends, Mom, George Lopez, The Goldbergs and Full House.

•
NOGGIN is Nickelodeon’s advertising-free, direct-to-consumer, OTT preschool video subscription service, featuring over 1,000 full-length library episodes, plus interactive play-along videos and short-form educational content. In May 2018, NOGGIN was added to Amazon’s Prime Video Channels lineup, expanding the digital footprint of Nickelodeon’s preschool programming.

•
In fiscal year 2018, Nickelodeon launched its SlimeFest music festival in Chicago, IL, and announced its plans to build an indoor Nickelodeon theme park within the Mall of China, in Chongqing, China. Other live and recreation initiatives include increased international recreation-related partnerships; multiple PAW Patrol live tours around the world; and the live Broadway production of SpongeBob SquarePants, which in 2018 was nominated for 12 Tony Awards and won 4 Outer Critics Circle Awards, including “Outstanding New Broadway Musical,” and is currently on tour in the U.S.

•	Nickelodeon Movies continues to deepen its partnership with Paramount, working together to develop a slate of branded films based on some of Nick’s most iconic franchises and characters.

•
In October 2018, as part of its initiative to work with a wider array of marquee creative talent, Nickelodeon entered into an exclusive first-look deal with comedian, actor and television personality Kevin Hart. Through his production entity, HartBeat Productions, Kevin Hart will develop and produce live-action, scripted kids’ content for Nickelodeon.

•	In September 2018, Nickelodeon and Nick at Nite reached approximately 601 million cumulative television subscribers in 177 countries worldwide, excluding branded programming blocks.

•
In the quarter ended September 30, 2018, our Nick online properties in the aggregate averaged 2.0 million monthly unique visitors domestically and, according to internal data, 47 million content video streams each month. Nickelodeon has approximately 295 million cumulative followers across social media platforms.

•
MTV is a global youth culture brand that creates original music and pop culture content. MTV Play, a multi-platform video streaming offering for adults available in approximately 29 countries and territories, provides on-demand access to fans’ favorite shows and live streaming of the MTV linear channel in support of our TV Everywhere partnerships.

•
Programming highlights in fiscal year 2018 included Teen Mom, Teen Mom II, Teen Mum, Ridiculousness, Are You The One?, Siesta Key and The Challenge franchise. New series launches in fiscal year 2018 included Ex on the Beach, Floribama Shore and Teen Mom: Young and Pregnant. In April 2018, MTV launched Jersey Shore: Family Vacation, a new installment of the signature MTV hit Jersey Shore, which broke records as the most-watched unscripted debut on cable since 2012, with more than 10 million viewers tuning in over its premiere weekend. The Jersey Shore format has been adapted for our international audiences, with multiple versions around the world, including as Geordie Shore in the UK (now in its 18th season) and Acapulco Shore in Mexico, while the Are You the One? format has been adapted by MTV’s local channels in Brazil and Mexico. In addition, we have imported our international programming formats to the U.S., such as Ex on the Beach, which originated in the UK and has become a global franchise with 14 local adaptations airing worldwide. We have also expanded our music franchises Yo! MTV Raps and MTV Unplugged internationally, and debuted new international shows, including True Love or True Lies? in the UK.

•
MTV’s signature programming event is the MTV Video Music Awards, which in 2018 drew 5.2 million viewers across its live linear simulcast. The VMAs video streams doubled between fiscal year 2017 and 2018 and reached 285 million viewers in 2018. MTV’s additional annual tentpole programming events included the MTV European Music Awards, MTV Movie and TV Awards, MTV MIAWs (celebrating the best in Latin music and the digital world of the millennial generation) and MTV Fandom Awards. In June 2018, MTV hosted its 12th annual Isle of MTV Malta concert and Malta Music Week events.

•	In September 2018, MTV reached approximately 987 million cumulative television subscribers in 180 countries worldwide.

•
In the quarter ended September 30, 2018, our MTV online properties in the aggregate averaged approximately 7.6 million monthly unique visitors domestically and, according to internal data, approximately 55 million content video streams each month. MTV has approximately 252 million cumulative followers across social media platforms.

•
BET is a leading consumer brand in the urban marketplace, and the nation’s leading provider of entertainment, music, news and public affairs programming to African-American audiences. BET Play, a direct-to-consumer OTT offering for adults available in approximately 99 countries and territories, provides hundreds of hours of content, including BET original series, awards shows, stand-up comedy, reality shows and documentaries.

•
Programming highlights in fiscal year 2018 included the premieres of the miniseries The Bobby Brown Story, The Mane Event, In Contempt, Hit the Floor (formerly on VH1) and The Grand Hustle; returning favorites such as Tales and Being Mary Jane; and acquisitions such as A Different World, House of Payne and Martin. BET’s tentpoles and live events in 2018 included the sixth annual BET Experience, BET’s weekend-long celebration of music, entertainment and Black culture and featured the 2018 BET Awards, which included an award category for Best International Act for the first time; Black Girls Rock; BET Hip Hop Awards; the first-ever BET Social Awards; and Soul Train Awards. BET’s programming received nine NAACP Image Awards nominations and two wins in fiscal year 2018.

•
BET has a comprehensive, multi-year content partnership with award-winning writer, director, producer, actor and playwright Tyler Perry, that extends through 2024 and encompasses television, film and short-form video. In 2019,

Tyler Perry will begin production on approximately 90 episodes annually of original drama and comedy series for BET and other Viacom networks, and we will have exclusive licensing rights on this programming, as well as exclusive distribution rights to Tyler Perry’s short-form video content.

•	In September 2018, BET reached approximately 220 million cumulative television subscribers in 75 countries worldwide.

•
In the quarter ended September 30, 2018, our BET online properties in the aggregate averaged approximately 8.8 million monthly unique visitors domestically and, according to internal data, 10 million content video streams each month. BET has approximately 47 million cumulative followers across social media platforms.

•	Comedy Central is a leading destination for comedic talent and all things comedy, featuring award-winning late night, sketch, scripted, animated and stand-up series and specials.

•
Connecting with comedy fans through multiple touchpoints, Comedy Central also produces nationwide stand-up events and festivals, operates a Grammy Award-winning record label (Comedy Central Records), produces a global podcast network and operates Comedy Central Radio on SiriusXM.

•
Programming highlights in fiscal year 2018 included The Daily Show with Trevor Noah, South Park and Drunk History, all of which have received Emmy Award nominations for outstanding series in their respective categories in the past; the series premiere of Corporate; new seasons of returning favorites such as Broad City, Tosh.0, Detroiters, Nathan For You and Jeff Ross Presents: Roast Battle; international versions of Drunk History and Roast Battle; specials such as the Roast of series; and acquisitions such as BoJack Horseman, Archer, The Office and King of the Hill.

•
In 2016, Comedy Central launched the digital series Trevor Noah’s Between the Scenes, featuring videos from The Daily Show in which Trevor Noah engages with the audience between segments. The series has received two Emmy Award nominations for Outstanding Short Form Variety Series in each of 2017 and 2018, winning the Emmy Award in 2017.

•
In June 2018, Comedy Central hosted its second Clusterfest, a three-day festival in San Francisco that featured an unprecedented mix of world-class standup comedy, live music and experiential activities. Comedy Central Latin America hosted Comedy Central Fests in Mexico, Argentina and Colombia, featuring stand-up, lip sync battles and open mic events, among other formats. In September 2018, we launched our first-ever UK comedy festival, CC Live, which hosted thousands of fans over three days.

•
The Daily Show’s Donald J. Trump Presidential Twitter Library, a critically-acclaimed pop-up exhibit that debuted in New York in July 2017, has since toured or is touring Chicago, San Francisco, Los Angeles and Miami. A book based on the exhibit was published in July 2018 and has become a New York Times best-seller.

•
In March 2018, Viacom entered into a strategic partnership with Day Zero Productions, an international production and distribution company led by Trevor Noah. Under the long-term deal, we will have exclusive “first-look” rights on all projects developed by Trevor Noah and Day Zero Productions in all media, including television, feature films, digital and short-form video content.

•	In September 2018, Comedy Central reached approximately 377 million cumulative television subscribers in 149 countries worldwide.

•
In the quarter ended September 30, 2018, our Comedy Central online properties in the aggregate averaged approximately 2.6 million monthly unique visitors domestically and, according to internal data, approximately 13 million content video streams each month. Comedy Central has approximately 145 million cumulative followers across social media platforms.

•
In January 2018, we launched the Paramount Network, a premier general entertainment brand targeting adults 18 to 49. Paramount Network aims to leverage the best in our original scripted and non-scripted programming, and feature high-quality original and third-party programming, movies and documentaries, and combat sports.

•
Since its launch, Paramount Network programming has featured Yellowstone, a drama starring Kevin Costner and written and directed by critically-acclaimed screenwriter Taylor Sheridan, which was one of the most-watched scripted cable series of 2018 and the most-watched drama series premiere on ad-supported cable television since 2016, and which garnered more than 63 million social views and an average of 5.1 million weekly linear viewers during its nine-episode first season. The network also featured Emmy Award-nominated Waco, a drama focused on the Branch Davidians; the documentary Rest in Power: The Trayvon Martin Story; and new episodes of Ink Master, Ink Angels, Bar Rescue, Bellator MMA and the multi-platform global hit Lip Sync Battle.

•	In September 2018, Paramount Network reached approximately 81 million cumulative television subscribers in the U.S. In addition, Paramount Network also operates in the UK, Spain and Andorra.

•
In the quarter ended September 30, 2018, our Paramount Network online properties in the aggregate averaged approximately 864,000 monthly unique visitors domestically and, according to internal data, 7.9 million content video streams each month. Paramount Network has approximately 22 million cumulative followers across social media platforms.

•
In July 2018, we acquired AwesomenessTV Holdings, a leading digital-first destination for original programming serving global Gen-Z audiences, with a network of more than 8 million cumulative followers across social media platforms. The acquisition expanded Viacom’s portfolio of premiere entertainment brands, and further accelerated the digital transformation efforts within VDS.

•
Awesomeness creates programming for various social and subscription video-on-demand (“SVOD”) platforms and produces premium original series and films through its Emmy Award-winning dedicated television and film studios. The Awesomeness portfolio is strengthened by a branded content sales team, a creator network, a creative agency and a roster of talent relationships. According to Netflix, in 2018, Awesomeness film production To All the Boys I’ve Loved Before became one of its most viewed original films with strong repeat viewing. Awesomeness’s fiscal year 2019 slate includes Light as a Feather and Pen 15 on Hulu, season four of Foursome and the premiere of Overthinking with Kat & June on YouTube Premium, and the returning hit Growing Up Ellen on the brand’s YouTube channel.

•
Nick Jr. seeks to educate and entertain preschoolers, providing kids an opportunity to engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them. Nick Jr. offers parents and their kids entertaining and enriching activities geared toward their interests, ages and developmental levels.

•
Programming highlights in fiscal year 2018 included the new series Top Wing; returning hits such as Nella the Princess Knight, PAW Patrol, Blaze and The Monster Machines, Shimmer and Shine and Rusty Rivets; and licensed originals such as Peppa Pig, Teletubbies and Max & Ruby.

•	In September 2018, Nick Jr. reached approximately 226 million cumulative television subscribers in 150 countries worldwide.

•
In the quarter ended September 30, 2018, our Nick Jr. online properties in the aggregate averaged 2.1 million monthly unique visitors domestically and, according to internal data, 446 million content video streams each month. Nick Jr. has approximately 14 million cumulative followers across social media platforms.

•	VH1 is a leading lifestyle brand with pop culture, celebrities and lifestyle topics, including original series, exclusive events and entertainment news.

•
Programming highlights in fiscal year 2018 included the critically-acclaimed original program RuPaul’s Drag Race, which had the most-watched season in its 10-season history, received 12 Emmy Award nominations and won five Emmy Awards in 2018; the premiere of Love & Hip Hop: Miami, part of our Love & Hip Hop franchise; Basketball Wives, Black Ink Crew, Hip Hop Squares, Martha and Snoop's Potluck Dinner Party, Safeword and Baller Wives; and VH1’s premier tentpole event Hip Hop Honors. In fiscal year 2019, VH1 will relaunch in the UK as a lifestyle and general entertainment channel, featuring the UK debut of its popular U.S. programming.

•	In September 2018, VH1 reached approximately 275 million cumulative television subscribers in 109 countries worldwide.

•
In the quarter ended September 30, 2018, our VH1 online properties in the aggregate averaged approximately 2.8 million monthly unique visitors domestically and, according to internal data, 28 million content video streams each month. VH1 has approximately 51 million cumulative followers across social media platforms.

•
TV Land features a mix of original programming, classic and contemporary television shows and specials that appeal to adults aged 25 to 54. The channel is split into two dayparts - TV Land Classic airs during weekdays with beloved series like M*A*S*H*, and TV Land airs in the evening hours and on weekends, focusing on content that appeals to adults aged 40 and older.

•
Programming highlights in fiscal year 2018 included returning original favorite Younger, which in 2018 experienced its highest-rated season to date, and licensed favorites such as Everybody Loves Raymond, Two and a Half Men and The King of Queens.

•	In September 2018, TV Land reached approximately 85 million cumulative television subscribers, airing only in the U.S.

•
In the quarter ended September 30, 2018, our TV Land online properties in the aggregate averaged approximately 315,000 monthly unique visitors domestically and, according to internal data, 3.2 million content video streams each month. TV Land has approximately 7 million cumulative followers across social media platforms.

•
CMT is a leading country music and lifestyle destination, offering a mix of original series, music events and specials. CMT also has a 24-hour linear music channel, CMT Music, and online radio station, CMT Radio.

•
Programming highlights in fiscal year 2018 included the premiere of Music City; returning favorites Steve Austin's Broken Skull Challenge and Dallas Cowboys Cheerleaders: Making the Team; and tentpole events and music programming such as the CMT Music Awards, CMT Artists of the Year and CMT Crossroads.

•	In September 2018, CMT reached approximately 109 million cumulative television subscribers in 6 countries worldwide.

•
In the quarter ended September 30, 2018, our CMT online properties in the aggregate averaged approximately 1.1 million monthly unique visitors domestically and, according to internal data, 1.5 million content video streams each month. CMT has approximately 13 million cumulative followers across social media platforms.

•	Logo is a leading entertainment brand inspired by the LGBTQ community. Logo features one-of-a-kind personalities, shows, specials and unique stories.

•
Programming highlights in fiscal year 2018 included three groundbreaking projects from Logo Documentary Films - Light in the Water, Quiet Heroes and When the Beat Drops - as well as licensed favorites such as Will & Grace.  Logo Digital premiered Portrait of a Queen, as well as the digital series Out Of The Closet.

•	In September 2018, Logo reached approximately 43 million cumulative television subscribers, airing only in the U.S.

•
In the quarter ended September 30, 2018, our Logo online properties in the aggregate averaged approximately 1 million monthly unique visitors domestically and, according to internal data, 476,000 content video streams each month. Logo has approximately 3 million cumulative followers across social media platforms.

•
Channel 5, a free-to-air PSB in the UK, and its affiliated channels air a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake! brand. In August 2018, Channel 5 was named “Best Channel of the Year” at the Edinburgh Television Festival.

•
Programming highlights in fiscal year 2018 included Michael Palin in North Korea, the Jeremy Vine Show, Cruising with Jane McDonald, which won a BAFTA award in the “Features” category, Britain by Bike, Blind Date and popular returning series such as The Yorkshire Vet, GPs: Behind Closed Doors and Paddington Station 24/7.

•	In September 2018, Channel 5 reached approximately 181 million cumulative television subscribers in the UK.

•
In the quarter ended September 30, 2018, according to internal data, our Channel 5 online properties in the aggregate averaged approximately 6 million monthly unique visitors and 78 million content streams each month. Channel 5 has approximately 1.3 million cumulative followers across social media platforms.

•
Telefe is a leading free-to-air channel and one of the biggest content producers in Argentina, with 11 studios and more than 3,500 hours of content produced each year. Telefe studios co-produced nine films in fiscal year 2018.

•
Programming highlights in fiscal year 2018 included national telenovelas such as 100 Days to Fall in Love, Sandro, Rhizoma Hotel and Straight to the Heart; unscripted programs, including Time to Talk (an original production), Por el mundo and Drunk History; international telenovelas, including El Sultan and Elif; and original reality series such as Family Food Fight, Bake Off, La Voz Argentina and the Susana Giménez specials.

•	In September 2018, Telefe reached approximately 25 million cumulative television subscribers in 22 countries worldwide.

•
In the quarter ended September 30, 2018, our Telefe online properties in the aggregate averaged approximately 2.6 million monthly unique visitors in Argentina and, according to internal data, 21 million content video streams each month. Telefe has approximately 16.8 million cumulative followers across social media platforms.

•
Paramount Channel is a 24-hour movie channel featuring classic and contemporary films from the Paramount library and other Hollywood studios as well as domestic and international television series. Paramount Channel is available free-to-air in Italy, and on basic cable television in France, Hungary, Russia, Romania, Poland, various countries in South East Asia and various Latin American countries, including Brazil, Mexico, Chile and Argentina.

•	In September 2018, Paramount Channel reached approximately 110 million cumulative television subscribers in 112 countries worldwide.

•
Paramount+ is an advertising-free, premium video-on-demand service, featuring films from Paramount Pictures and hundreds of television episodes from Viacom’s library.  Available as an authenticated service or to customers of select subscription service providers, as of September 2018, Paramount+ was available in Sweden, Denmark, Norway and Finland.

•
Colors is a highly-rated Hindi-language general entertainment pay television channel operated by our Viacom18 joint venture in India. Colors is available in India and over 60 additional countries, including the U.S., Canada, the UK, parts of Europe, the Middle East and North Africa, Asia Pacific and South-East Asia. Colors is available in the U.S. as Aapka Colors. The Colors brand is also extended to the English language through Colors Infinity, an English general entertainment channel, and to six Indian regional languages through regional general entertainment channels that feature fiction shows, reality programming and feature films.

•
In addition, our Viacom18 joint venture operates two Hindi language channels under its brand Rishtey, which is a free-to-air Hindi general entertainment channel, and a pay television Hindi movie channel, Rishtey Cineplex. Viacom18 also owns and operates Voot, a digital video-on-demand platform featuring original and television content and children’s programming, as well as content from MTV, Nickelodeon and Colors.

•
Viacom18 Studios, Viacom18’s filmed entertainment business, includes Viacom18 Motion Pictures, a fully-integrated motion pictures studio, and Tipping Point, a digital content unit. In fiscal year 2018, Viacom18 Motion Pictures delivered critically and commercially successful films, such as Padmaavat, which set Bollywood box office records, and Manto, which received critical acclaim from several major International film festivals, including the Toronto International Film Festival, BFI London Film Festival and Busan International Film Festival. Viacom18 Motion Pictures also partners with Paramount to market and distribute Paramount films for theatrical exhibition in the Indian sub-continent, including Mission: Impossible - Fallout.

•
Programming highlights in fiscal year 2018 included the 19th annual International Indian Film Academy Awards, Filmfare, Bigg Boss and Naagin on Colors and Enga Vittu Mapillai, Alloy Bhubon Bora, Agni Sakshi, Lakshmi Baramma, Ghadge and Sun and Sur Nava Dhyas Nava on Colors’ regional channels.

•	In September 2018, Colors and Rishtey reached approximately 614 million cumulative television subscribers in 107 countries worldwide.
In addition, our Media Networks properties include:
____________

•
TeenNick appeals to kids ages 6 to 11 and features Nickelodeon original live action hits, signature originals and The Splat, a programming block targeting millennials with iconic Nick library content from the 1990s.

•	Nicktoons is a leading cartoon destination for kids featuring signature franchises and fan favorites, as well as the Nick Sports block.

•	Nick Music is a 24-hour music video destination featuring a Nickelodeon-curated lineup which gives kids their favorite Top 40 hits from breakout artists and ever-popular hit-makers.
____________

•	MTV2 is a music and lifestyle destination with content targeting male millennials aged 12 to 34 and featuring original music and irreverent lifestyle programming.

•	MTV Classic features a mix of fan-favorite series and music programming from MTV’s history, with a special focus on the 1990s and early 2000s.

•	MTV Live is a music-centric high-definition television channel.
____________

•
BET Her is the first network designed for black women, reflecting the lifestyle of today’s African-American and multicultural adult viewer and delivering a variety of culturally relevant movies, series, music, live performances, specials and reality programming.

•	BET Gospel features gospel music and spiritual programming.

•	BET Hip Hop spotlights hip hop music programming and performances.
Media Networks Revenues
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from distributors of our programming and program services and (iii) ancillary activities such as consumer products. In fiscal year 2018, advertising revenues, affiliate revenues and ancillary revenues were approximately 47%, 46% and 7%, respectively, of total revenues for the Media Networks segment.
Revenues from the Media Networks segment accounted for 77%, 76% and 79% of our revenues for the fiscal years 2018, 2017 and 2016, respectively, after the elimination of intercompany revenues.

Advertising Revenues
Our Media Networks segment generates revenues from the sale of advertising and from marketing services. Our advertising revenues generally depend on the number of viewers and viewership demographics. Demand and pricing for our advertising depend on the attractiveness of our offerings to advertisers, viewership and overall market conditions.
Ratings and demographic information for advertising purposes are determined by third-party research companies such as Nielsen and comScore, sometimes also including third- and first-party data.
Our Media Networks properties appeal to various key audiences attractive to advertisers. For example, MTV appeals to young adults, Nickelodeon appeals to kids and their families and BET appeals to African-American audiences. We also drive additional demand for our advertising services through integrated sales of multi-platform advertising and marketing opportunities and through our integrated marketing services, providing unique branded content and custom sponsorship opportunities to our advertisers.
Domestically, we sell a certain amount of our advertising inventory in advance each year in the upfront market, and other inventory in the scatter market closer to the time a program airs. Upfront sales and pricing for each new cable broadcast year are largely established in our third fiscal quarter and reflected in advertising revenue principally beginning in the first quarter of our subsequent fiscal year as marketing plans are finalized and orders are fulfilled to deliver advertising across various programs and dayparts. Pricing for advertising within our programming is generally established based on projected impression delivery, which may be guaranteed on a fixed price per impression unit basis. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver subsequent additional units, thereby reducing inventory available for scatter sales. Scatter advertising is sold throughout the year at pricing reflecting market conditions at the time of sale and customization of services delivered. Most scatter advertising is sold based on impression guarantees. To the extent we do not satisfy contracted impression delivery, we record deferred revenue until such time that the impression guarantee has been satisfied.
Internationally, advertising markets vary by jurisdiction; however, we do not typically sell our inventory in advance in an upfront market. The majority of our international inventory is sold in the equivalent of the U.S. scatter market, and in a number of markets we are represented by third-party sales houses. The terms of these relationships vary. For example, in the UK, which is our largest market outside the U.S., we are represented by a third party to whom we sell the inventory on our television channels in the form of commercial impacts at a price calculated in accordance with a pre-arranged pricing metric, and the third party then resells those impacts to UK agencies and advertisers. In Argentina, our inventory is sold to advertisers either directly or through advertising agencies.
We continue to expand our product offerings to enable our customers and partners to better target and more broadly activate their advertising campaigns. Our Advanced Marketing Solutions portfolio consists of two main categories - Addressable Video and Brand Solutions.
Addressable Video consists of pools of inventory that we are aggregating and enabling within both multichannel video programming distributor (“MVPD”) and OTT environments, to allow for advanced targeting to fulfill the demand for next generation video ad products. This inventory generally resides in 1) our owned and operated websites and apps, which are distributed either on a stand-alone basis, or via connected device platforms such as Roku, Amazon Fire, or AppleTV; 2) MVPD apps, which are controlled by our distribution partners, who license Viacom content into their platforms and grant us ad insertion rights; or 3) advanced set top boxes, where addressable units are trafficked through the set-top box infrastructure against video-on-demand and live linear television feeds.
Our Viacom Vantage platform combines data from multiple sources, which may include both first- and third-party data, in a predictive environment to deliver enhanced consumer targeting and campaign measurement. In addition, we license our proprietary targeting and data science software underpinning Vantage to third parties to enable them to engage in linear optimization across their networks.
Brand Solutions consists of a bundle of consulting, creative services, and media activation, under four different product types: 1) Influencer Marketing, an end-to-end creative product distributed across social platforms and optimized for the mobile platform, which we take to market under the recently acquired WhoSay brand; 2) Shopper Marketing, which leverages Viacom’s intellectual property and extends reach to physical stores, providing Viacom access to trade and promotion budgets; 3) Branded Programming, which offers advertisers a range of executions, from off the shelf sponsorship of our digital-first productions, to custom content, sometimes taking the form of an original custom series underwritten by an advertiser; and 4)

Experiential, which began with the BET Experience and has now grown to include several other properties including Comedy Central’s Clusterfest, Nickelodeon’s Slimefest and the recently acquired VidCon.
Our consortium with Fox Networks Group, NBCU, Turner and Univision - OpenAP - is the television industry’s first open platform for cross-publisher audience targeting. OpenAP enables advertisers and agencies to define and customize the audiences they want to reach beyond traditional age/gender segments, across member networks, with consistent standards of measurement and independent third-party posting for advertising campaigns.
Our advertising revenues may be affected by the strength of advertising markets and general economic conditions, and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Measured viewership may vary based on the success of our programming (due to, among other things, the timing of new episodes related to our popular programming and the performance of competing programs and other entertainment alternatives), the platforms on which our programming is available, and variations related to the methods used by third parties to measure viewership. Advertising revenues may also fluctuate due to the timing of holidays and significant programming events such as awards shows and premieres. Typically, advertising revenues are highest in the first quarter of our fiscal year.
Affiliate Revenues
Our affiliate revenues are generated through fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators, mobile networks and SVOD and other OTT services.
Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases. The amount of fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered.
Under SVOD and other similar OTT agreements, we make certain programs available for distribution on one or more dates, and our revenue under these OTT agreements is recognized when the content has been delivered by us and is available for use by the licensee; therefore, revenue will fluctuate depending on the timing of when programming is delivered and made available throughout the license period.
Ancillary Revenues
Our Media Networks ancillary revenues are principally derived from (i) our consumer products activities, which include licensing our brands and intellectual property, as well as creation and publishing of interactive games across various platforms (including mobile devices, PCs and consoles), (ii) recreation experiences and live events, (iii) viewing of our programming on a transactional basis through transactional video-on-demand (“TVOD”) and through electronic sell-through services and the sale of DVDs and Blu-ray discs and (iv) television syndication of our content.
Our ancillary revenues vary based on consumer spending, the popularity of our programming and intellectual property, and the volume of content available during a particular period.
Media Networks Competition
Our media networks generally compete with other widely distributed cable networks, broadcast television networks and digital programming services and platforms. Our media networks compete for advertising revenue with other cable and broadcast television networks, social media platforms, other connected outlets such as websites, apps and other online experiences, radio programming and print media. Each programming service competes for audience share with other programming services that target or include the same audience. For example, Nickelodeon’s programming and services compete for younger viewers, and BET’s programming and services compete for consumers of African-American culture, with other entertainment services, including cable and broadcast networks, digital distribution outlets and other content platforms. We also compete with other cable networks for affiliate fees and distribution. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources may affect our revenues and costs.

FILMED ENTERTAINMENT
Overview
Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content through its Paramount Pictures®, Paramount PlayersTM, Paramount Animation® and Paramount TelevisionTM divisions, in various markets and media worldwide. It partners on various projects with key Viacom brands, including Nickelodeon Movies, MTV Films and BET Films.
Films produced, acquired and/or distributed by the Filmed Entertainment segment are generally first exhibited theatrically in domestic and/or international markets and then released in various markets through airlines and hotels, electronic sell-through, DVDs and Blu-ray discs, TVOD, pay television, SVOD, cable and free television. In fiscal year 2018, the Filmed Entertainment segment released 9 films theatrically, including Mission: Impossible - Fallout, A Quiet Place, Daddy’s Home 2 and Book Club.
Paramount Pictures is a major global producer and distributor of filmed entertainment and has an extensive library consisting of approximately 1,200 film titles produced by Paramount, acquired rights to approximately 2,200 additional films and a number of television programs. Paramount’s library includes many Academy Award winners, including Titanic, Braveheart, Forrest Gump, The Godfather, The Godfather Part II and Wings, which won the first Academy Award ever awarded for Best Picture in 1929, and other Academy Award Best Picture nominees such as Arrival, Fences, The Big Short, Selma and The Wolf of Wall Street. The Paramount library also includes classics such as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard and a number of successful franchises such as Mission: Impossible, Transformers, Star Trek and Paranormal Activity.
Paramount Players aims to expand Paramount’s slate of films by partnering with our Media Networks flagship brands to develop, produce and release distinctive feature films in order to bring more of our leading brands to movie audiences around the world. These co-branded films are distributed by Paramount with a unique emphasis on marketing campaigns and integrations benefiting from the global reach of our flagship networks. Paramount Players also focuses on smaller budget films for specific genres and target audiences. Nobody’s Fool, Tyler Perry’s first feature film with Paramount Players and BET Films, was released in November 2018, and Paramount Players expects to theatrically release three additional films in fiscal year 2019, including What Men Want and Dora the Explorer, a live-action adaption of the classic Nickelodeon series that is being co-produced with Nickelodeon Movies.
Paramount Animation
Paramount Animation creates high-quality animated films and aims to release one to two titles per year. Upcoming releases include Wonder Park, a film about the adventures of a young girl in a magical amusement park, expected to be released in 2019, and Spongebob 3 and Monster on the Hill, both expected to be released in 2020. We anticipate that Wonder Park will be followed by a Wonder Park television series on Nickelodeon.

Paramount Television develops and finances a wide range of original, premium television content across all types of media platforms for distribution worldwide. Paramount Television’s productions include The Alienist for TNT, Tom Clancy’s Jack Ryan for Amazon, 13 Reasons Why and Maniac for Netflix and Berlin Station and The Contender for EPIX. Paramount Television’s fiscal year 2019 slate includes The Haunting of Hill House for Netflix, Catch-22 for Hulu, Boomerang for BET and First Wives Club for Paramount Network. In 2018, Paramount Television’s programming received nine Emmy Award nominations.
Film Production, Distribution and Financing
Paramount produces many of the films it releases and also acquires films for distribution from third parties. In some cases, Paramount co-finances and/or co-distributes films with third parties, including other studios. Paramount also enters into film-specific financing and slate financing arrangements from time to time under which third parties participate in the financing of the costs of a film or group of films, typically in exchange for a partial copyright interest. Paramount distributes films worldwide or in select territories or media, and may engage third-party distributors for certain pictures in certain territories.
Paramount has several multi-picture production, distribution and financing relationships, including its recently extended agreement with Skydance Productions (“Skydance”) and a new overall deal with Hasbro Inc. (“Hasbro”). Under the Skydance agreement, Paramount and Skydance will continue to work together to produce and finance certain Paramount films, and Paramount has a first look on Skydance-initiated projects, including animated films. Paramount’s agreement with Hasbro involves the production, financing and distribution of live action and animated films based on Hasbro’s expansive list of properties. Paramount and Hasbro will also continue to work together on the Transformers and G.I. Joe franchises, including the first Transformers spinoff - Bumblebee - which is scheduled for theatrical release in December 2018.
Domestically, Paramount generally performs marketing and distribution services for theatrical releases and sales and marketing services for its home entertainment releases. Paramount has an agreement with Universal Studios for certain back-office and distribution services for all physical DVD and Blu-ray discs released by Paramount in the U.S. and Canada. Paramount also distributes CBS’s television and other library content on DVD and Blu-ray disc on a worldwide basis under an agreement that runs through 2020.
Internationally, Paramount generally distributes its theatrical releases through its own international affiliates or, in territories where it does not have an operating presence, through United International Pictures, a joint venture with Universal Studios, or third-party distributors. For home entertainment releases, Paramount’s physical DVD and Blu-ray discs are distributed in certain international territories by Universal Pictures Home Entertainment and in certain other territories by Paramount licensees.
Paramount also distributes films domestically and internationally on electronic sell-through, TVOD, SVOD and television platforms. In the first domestic pay television distribution window, Paramount’s feature films initially theatrically released in the U.S. are generally exhibited on EPIX, a multi-platform premium entertainment service.
Producing, marketing and distributing films and television programming can involve significant costs, and the timing of a film’s release can cause our financial results to vary. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. As a result, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and recoupment of investment as well as profitability for the film may not be realized until well after its theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.
Filmed Entertainment Revenues
Our Filmed Entertainment segment generates revenues in four categories: (i) the release and/or distribution of films theatrically, (ii) the release and/or distribution of film and television product through home entertainment, (iii) the licensing of film and television product to television and digital platforms and (iv) other ancillary activities. In fiscal year 2018, theatrical revenues, home entertainment revenues, licensing revenues and ancillary revenues were approximately 23%, 20%, 50% and 7%, respectively, of total revenues for the Filmed Entertainment segment.

Revenues from the Filmed Entertainment segment accounted for 23%, 24% and 21% of our revenues for the fiscal years 2018, 2017 and 2016, respectively, after the elimination of intercompany revenues.
Theatrical Revenues
Paramount generates revenues worldwide from the theatrical distribution of films, primarily from audience ticket sales, including 3D and/or IMAX tickets that are generally sold at premium pricing. Our theatrical release strategy generally aims to develop films designed to appeal specifically to a targeted audience or to broad audiences, with appropriate budgets and projected revenue.
Each film is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which domestic and international audience response is of fundamental importance. Theatrical revenues may also be affected by the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a film is a significant factor in determining the revenues it is likely to generate in home entertainment markets and licensing arrangements for television and other platforms. Revenues from theatrical film releases tend to be cyclical with increases in the summer months during our fourth quarter.
In fiscal year 2018, Paramount theatrically released in domestic and/or international markets Mission: Impossible - Fallout, A Quiet Place, Daddy’s Home 2, Book Club, Sherlock Gnomes, Annihilation, Downsizing, Action Point, Same Kind of Different as Me and Suburbicon. In addition to Nobody’s Fool and Overlord, which were released in November 2018, Paramount’s fiscal year 2019 slate is expected to include Instant Family, Bumblebee, What Men Want, Wonder Park, Pet Sematary, Rocketman and Dora the Explorer.
Home Entertainment Revenues
Home entertainment revenues are derived from the worldwide sales and distribution of DVDs and Blu-ray discs relating to the films released theatrically by Paramount and programming of other Viacom brands such as Nickelodeon, MTV, Comedy Central and BET, as well as certain acquired films and content distributed on behalf of third parties such as CBS. Home entertainment revenues are also derived from the viewing of our films on a transactional basis through TVOD and electronic sell-through services around the world, for a fee and/or on a revenue-sharing basis.
Our home entertainment revenues may be affected by the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including trends in discretionary spending.
Key home entertainment releases in fiscal year 2018 included Daddy’s Home 2 and A Quiet Place.
Licensing Revenues
Paramount generates fees by licensing, around the world on a territory-by-territory basis, films and television programs produced, acquired or distributed by Paramount, for a fee or on a revenue-sharing basis, to SVOD, pay and basic cable television, free television and free video-on-demand services.
Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee and will fluctuate depending on the number and mix of available titles in any given territory.
Licensing revenues in fiscal year 2018 were generated from licensing of films, including The Cloverfield Paradox, Transformers: The Last Knight, Mission Impossible: Rogue Nation, Daddy’s Home 2, Daddy’s Home and Baywatch, and from distribution of Paramount Television titles, including Jack Ryan, 13 Reasons Why, The Alienist, Shooter and Berlin Station.
Ancillary Revenues
Paramount generates ancillary revenues by providing production and facilities services to third parties, primarily at Paramount’s studio lot. Paramount also generates ancillary revenues by licensing its brands for consumer products, themed restaurants, hotels and resorts, live stage plays, film clips and theme parks and other location-based entertainment projects.

Filmed Entertainment Competition
Our Filmed Entertainment segment’s competitive position primarily depends on the amount and quality of the content it produces, its distribution and marketing success and public response. It competes for audiences for its films, television programming and other entertainment content with releases by other major film studios, television producers and OTT services. It also competes with other forms of entertainment and consumer spending outlets. We also compete for creative talent, including producers, actors, directors and writers, and new film and television projects, all of which are essential to our success. Our film brands also compete with studios and other producers of entertainment content for distribution on third-party platforms. Competition from these sources may affect our revenues and costs.
SOCIAL RESPONSIBILITY
Viacommunity is the global umbrella covering all of Viacom’s social impact and purpose-driven initiatives. By leveraging Viacom’s culture of diversity and creativity, Viacommunity offers programs that empower, engage and inspire our employees, audiences and company to make a difference in the global communities we serve.
Following are just a few examples of our efforts:
Viacommunity Day, our global day of service, offers over 100 opportunities for thousands of employees across Viacom, in 25 countries, to join together to volunteer in our communities each year. From beautifying local parks to mentoring youth in schools to assembling kits for those in need and promoting many other types of volunteer activities, Viacommunity Day has long been a tradition for Viacom employees, celebrating its 22nd year in 2018.
In partnership with Viacom, Get Schooled leverages the power of pop culture to inspire and empower students to graduate from high school and succeed in college. Get Schooled partners with over 2,000 middle and high schools, and engages close to two million students, nationwide and has been recognized by Fast Company as a “Most Innovative Company.”
The VH1 Save The Music Foundation is a nonprofit organization dedicated to restoring instrumental music education programs in America’s public schools, and raising awareness about the importance of music as part of each child’s complete education. Founded in 1997, VH1 Save The Music has donated more than $56 million worth of new musical instruments to 2,100 public schools in 261 school districts around the country, impacting the lives of more than three million public school students.
Nickelodeon encourages kids to get up and get active on its annual Worldwide Day of Play by suspending programming for three hours in the afternoon across its platforms while thousands of local partners nationwide host activities focused on “just” playing. The Road to Worldwide Day of Play campaign, underway throughout each summer, travels to communities where kids are hometown heroes making play happen.

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
Talent for Good, our skills-based employee volunteering program, leverages the knowledge and power of Viacom’s workforce to assist organizations striving to impact social change. In partnership with Catchafire (a nonprofit skills-based volunteer matching service), the program offers employees the opportunity to hone their skills and forge lasting relationships both across Viacom and with local organizations, while giving back to worthy causes. To date, Talent for Good has engaged more than 700 Viacom employees domestically and assisted many nonprofit organizations across the U.S.
In August 2018, Paramount Network launched its first-ever Stories Matter - Storytelling Lab initiative, which aims to install filmmaking and editing equipment in schools across underrepresented communities in the U.S. Paramount Network plans to bring the best of the Storytelling Lab stories to its audiences, online and on television, to amplify these untold stories.
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
Certain Regulations Affecting Our Business
Children’s Programming
Our business is subject to various regulations, both in the U.S. and abroad, applicable to children’s programming. Since 1990, federal legislation and rules of the U.S. Federal Communications Commission (the “FCC”) have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger, and since 2006 the FCC has limited the display of certain commercial website addresses during children’s programming. In July 2018, the FCC initiated rulemaking to revise its children’s programming rules. We are participating in that process. In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and under have been in place in the UK since 2007. The UK government is currently considering tighter controls, including a ban on all HFSS advertising before 9:00 p.m. Various laws with similar objectives have also been enacted in Ireland, Turkey, Mexico, Chile, Peru, Taiwan and South Korea, and significant pressure for similar restrictions continues to be felt globally, most acutely in Australia, Brazil, Canada, Colombia, India, Slovenia, South Africa and France. The implementation of these or similar limitations and restrictions could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming for children and teens.
Global Data Protection Laws and Children’s Privacy Laws
A number of data protection laws impact, or may impact, the manner in which Viacom collects, processes and transfers personal data. Most notably, the EU’s General Data Protection Regulation (“GDPR”), which went into effect in May 2018, expands data protection compliance obligations and authorizes significantly increased fines for noncompliance, requiring additional compliance resources and efforts on our part. Further, a number of other regions where we do business, including the U.S., Asia, and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. In addition, some of the mechanisms Viacom relies upon for the transfer of personal data from the EU to the U.S., such as utilizing standard contractual clauses approved by the European Commission (“EC”), have been subject to legal challenges, and the EU-U.S. Privacy Shield framework, which permits the transfer of personal data from the EU to the U.S., is subject to review by the relevant EU and U.S. authorities. The outcomes of these proceedings are uncertain and may require changes to our international data transfer mechanisms.
In addition, we are subject to other laws and regulations intended specifically to protect the interests of children, including the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection by operators of websites or online services of personal information online from children under 13 years of age. In addition to COPPA, the EU’s GDPR also limits our ability to process data from children under the age of 16. We have been required to limit some functionality on our websites and apps as a result of these regulations. Such regulations also restrict the types of advertising we are able to sell on these sites and apps and impose strict liability on us for certain actions of Viacom, advertisers and other third parties, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.
Compliance with enhanced data protection laws requires additional resources and efforts on our part, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines.
EU Commission’s Digital Single Market Strategy
The EC continues to pursue its Digital Single Market (“DSM”) Strategy, which contains a broad range of proposals designed to create a more complete EU-wide market for digital goods and services, several of which are likely to impact Viacom’s businesses. The territorial nature of copyright has been identified by the EC as one of the main barriers to a single European market, and there has been strong pressure from politicians to undermine content owners’ commercial freedom to distribute exclusively on a territorial basis.
The EC published DSM-related legislative proposals in each of May 2016 and September 2016. Several of these proposals are of particular relevance to Viacom’s business practices in Europe given their impact on content owners’ exclusive control over distribution decisions for film and television productions. In June 2017, the Portability Regulation went into effect, requiring online content providers to ensure that their subscribers can access content while temporarily in another EU country. Another regulation currently under consideration by the EU Parliament and Council seeks to extend the EU Satellite and Cable Directive to permit EU-wide licenses for rights included in broadcasters’ online ancillary services, with the aim of making it easier for platforms to respond to passive sales requests for those services from other EU countries without contravening copyright law. A further proposal would entitle talent to seek additional non-contractual compensation through the courts for highly-successful works, which would raise our operating expenses.
The EC has adopted a number of reforms to the Audio-Visual Media Services Directive, which sets content and advertising rules for European broadcasters. The revised Directive is expected to become effective at the end of 2018, followed by a 21-month implementation period for states to adopt the regulations at the national level. A liberalization of advertising minutage restrictions on linear channels could cause shifts of advertising spending between broadcasters with an adverse impact on some of our international channels in certain EU countries. In addition, changes to the operation of the ‘country of origin’ rule, which allows pan-EU broadcasters to be regulated in a single EU jurisdiction, could increase scrutiny of our licensing location decisions, and allow countries to impose levies on services licensed outside of their jurisdiction.
Restrictions on Content Distribution
In addition to the regulations regarding territorial licensing in the EU discussed above, numerous countries around the world impose restrictions on the amount and nature of content that may be distributed in that country.
Such regulations in China have the greatest impact, as only 34 foreign films, as selected by relevant authorities in China, may be distributed annually on a revenue share basis based on box office performance. In addition, in September 2018, China’s film and television regulator, the National Administration of TV and Radio, published proposed regulations that would severely limit the streaming and broadcasting of foreign film and television content in China, further reducing foreign access to the Chinese market.
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
Protecting our Content from Copyright Theft
The unauthorized reproduction, distribution, exhibition or other exploitation of copyrighted material interferes with the market for copyrighted works and disrupts our ability to distribute and monetize our content. The theft of films, television and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. Where possible, we make use of technological protection tools, such as encryption, to protect our content. We are actively engaged in enforcement and other activities to protect our intellectual property, including: monitoring online destinations that distribute or otherwise infringe our content and sending takedown or cease and desist notices in appropriate circumstances; using filtering technologies employed by some user-generated content sites; and pursuing litigation and referrals to law enforcement with respect to websites and other online platforms that distribute or facilitate the distribution and exploitation of our content without authorization. Through partnerships with various organizations, we also are actively involved in educational outreach to the creative community, labor unions, state and federal government officials and other stake holders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activities on a worldwide basis. We have had notable success with site-blocking efforts in Europe and Asia, which can be effective in diverting consumers from piracy platforms to legitimate platforms.
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
INTELLECTUAL PROPERTY
We create, own and distribute intellectual property worldwide. It is our practice to protect our films, programs, content, brands, formats, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, Nickelodeon®, Nick Jr.®, MTV®, BET®, Comedy Central®, Paramount Network®, Nick at Nite®, Nicktoons®, TeenNick®, MTV2®, MTV Classic®, VH1®, CMT®, TV Land®, Logo®, Channel 5® (UK), Milkshake!TM, Telefe® (Argentina), Colors®, SPIKE®, Paramount Channel™, MTV LiveTM, BET Networks®, BET HerTM, BET Gospel®, BET Hip Hop®, Tr3s®, Paramount Pictures®, Paramount Players™, Paramount Animation®, Paramount Television™, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™, SLIME®, AwesomenessTV®, WhoSay®, VidCon®, Viacom Digital Studios™, Viacom Vantage™, Viacom Velocity™ and other domestic and international program services and digital properties.
EMPLOYEES AND LABOR MATTERS
As of September 30, 2018, we employed approximately 10,400 full-time and part-time employees worldwide, and had approximately 960 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.
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

OUR EXECUTIVE OFFICERS
The following table sets forth the name, age and position of each person who serves as a Viacom executive officer.

Name	Age	Position
Robert M. Bakish	54	President and Chief Executive Officer; Director
Christa A. D’Alimonte	49	Executive Vice President, General Counsel and Secretary
Wade Davis	46	Executive Vice President, Chief Financial Officer
DeDe Lea	54	Executive Vice President, Global Government Affairs
Information about each of our executive officers is set forth below.

Robert M. Bakish
Mr. Bakish has been our President and Chief Executive Officer and a member of our Board of Directors since December 2016, having served as Acting President and Chief Executive Officer beginning November 2016. Mr. Bakish joined the predecessor of Viacom in 1997 and has held leadership positions throughout the organization, including as President and Chief Executive Officer of Viacom International Media Networks and its predecessor company, MTV Networks International (“MTVNI”), from 2007 to 2016; President of MTVNI; Executive Vice President, Operations and Viacom Enterprises; Executive Vice President and Chief Operating Officer, MTV Networks Advertising Sales; and Senior Vice President, Planning, Development and Technology. Before joining Viacom’s predecessor, Mr. Bakish was a partner with Booz Allen Hamilton in its Media and Entertainment practice. Mr. Bakish has served as a director of Avid Technology, Inc. since 2009.

Christa A. D’Alimonte
Ms. D’Alimonte has been our Executive Vice President, General Counsel and Secretary since April 2017. Prior to that, she was Senior Vice President, Deputy General Counsel and Assistant Secretary beginning November 2012. Prior to joining Viacom, Ms. D’Alimonte was a partner of Shearman & Sterling LLP, where she was Deputy Practice Group Leader of the Firm’s Global Mergers & Acquisitions group. She first joined Shearman & Sterling in 1993 and became a partner in 2001.

Wade Davis
Mr. Davis has been our Executive Vice President, Chief Financial Officer since November 2012. Prior to that, he served as Executive Vice President, Strategy and Corporate Development beginning August 2009, as Senior Vice President, Mergers & Acquisitions and Strategic Planning from January 2007 to August 2009 and as Senior Vice President of Mergers & Acquisitions beginning January 2006. Prior to joining Viacom, Mr. Davis was an investment banker in the technology and media sectors for more than a decade.

DeDe Lea
Ms. Lea has been our Executive Vice President, Global Government Affairs since January 2013, having previously served as Executive Vice President, Government Relations beginning November 2005. Prior to that, she was Senior Vice President, Government Relations of the predecessor of Viacom beginning September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Viacom’s predecessor from 1997 to 2004.

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
Item 1A. Risk Factors.
A wide range of risks may affect our business, financial condition or results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable factors that could have adverse effects on our business, financial condition or results of operations.
Changes in Consumer Behavior, as Well as New Technologies, Distribution Platforms and Packaging, May Negatively Affect Our Business, Financial Condition or Results of Operations
Technology and business models in our industry continue to evolve rapidly, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenue streams.
Technological advancements have driven changes in consumer behavior and empowered consumers to seek more control over when, where and how they consume content and have affected the options available to advertisers for reaching their target audiences. For example, the evolution of consumer preferences away from linear pay television, away from physical towards digital services, and away from rental and purchased services towards subscription services, and the substantial increase in availability of programming without advertising or adequate methodologies for audience measurement, may continue to have an adverse effect on our business, financial condition or results of operations. In addition, consumers are increasingly using time-shifting and advertising-blocking technologies that enable users to fast-forward or circumvent advertisements, and substantial use of these technologies could impact the attractiveness of our programming to advertisers, adversely affecting our advertising revenue.
In response to perceived consumer demand, distributors of programming and program services are continuing to develop alternative offerings for consumers, including smaller, often customizable programming packages known as “skinny bundles,” which are delivered at lower costs than traditional offerings; SVOD services; ad-supported, free video-on-demand services; and original programming hosted on social media platforms. If these alternative offerings continue to gain traction and our networks and brands are not included in those packages and services, or if consumers increasingly favor alternative offerings over traditional cable subscriptions, we may experience a decline in viewership and ultimately demand for our programming, which could lead to lower affiliate and advertising revenues. These changing distribution models may also impact our ability to negotiate carriage deals on terms favorable to us, thereby having an adverse effect on our business, financial condition or results of operations.
In order to respond to these developments, we regularly consider and from time to time implement changes to our business models and strategies to remain competitive, and there can be no assurance that we will successfully anticipate or respond to these developments, that we will not experience disruption as we respond to the developments, or that the business models we develop will be as profitable as our current business models. Our inability to protect and exploit the value of our content, while adapting to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have an adverse effect on our business, financial condition or results of operations.
Our Businesses Operate in an Industry That Is Highly Competitive and Swiftly Consolidating
Companies in the television programming, film, digital, consumer products, live events and recreation businesses depend on the popularity of content and other offerings, appeal to advertisers and widespread distribution of their content. We compete with other media companies to attract creative talent and produce high quality content, and for distribution on a variety of third-party platforms to draw large audiences. Competition for talent, content, audiences, advertising and distribution is intense and comes from broadcast television, other cable networks (including our own), OTT distributors, social media platforms, film studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from search, social networks, program guides and “second screen” applications. Further, competition from additional entrants into the market for development and production of original programming, such as Apple, Facebook, YouTube, Netflix, Amazon and Hulu, continues to increase.
Our ability to obtain widespread distribution on favorable terms, which contributes to our ability to attract audiences and, in turn, advertisers, is adversely affected by the consolidation of programmers, distributors (including telecom companies) and television service providers. This consolidation reduces the number of distributors with whom we negotiate and increases the negotiating leverage and market power of the combined companies. In addition, consolidation in the film business may adversely affect the distribution of our films on various platforms.
In addition, our competitors include market participants with interests in multiple media businesses that are often vertically integrated, whereas our Media Networks business generally relies on distribution relationships with third parties. As more cable and satellite operators, Internet service providers, telecom companies and other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms for distribution or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information, as well as significant financial resources.
This competition and consolidation could result in lower ratings and advertising, lower affiliate and other revenues, and increased content costs and promotional and other expenses, negatively affecting revenue and profitability for us. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition or consolidation in the marketplace will not have an adverse effect on our business, financial condition or results of operations.
Our Success Depends on Our Ability to Maintain Attractive Brands and Produce Popular Programming, Films and Other Entertainment Content, Which Is Difficult to Predict
Our ability to maintain attractive brands and generate popular entertainment content, successful tentpole events and consumer products, recreation and live events offerings are key to the success of our business and our ability to generate revenues. The production and distribution of programming, films and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our ability to satisfy consumer tastes and expectations in a consistent manner. The popularity of our content is affected by our ability to maintain or develop strong brand awareness and target key audiences, the quality and attractiveness of competing entertainment content and the availability of alternative forms of entertainment and leisure time activities, including online, mobile and other offerings. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in our content, including in the production of original content on our networks, in our films and in our television production business, before learning the extent to which it will garner critical success and popularity with consumers.
In our Media Networks business, the popularity of our brands and programming has a significant impact on the revenues we are able to generate from advertising, affiliate fees, consumer products, and other licensing activities. Our ability to successfully predict and adapt to changing consumer tastes and preferences outside the U.S. also impacts our ability to expand our presence internationally. In our Filmed Entertainment business, the theatrical performance of a film affects not only the theatrical revenues we receive but also those from other distribution channels, such as home entertainment, television, various other platforms and apps and licensed consumer products. As a result, a lack of popularity of our offerings could have an adverse effect on our business, financial condition or results of operations in a particular period or over a longer term.
Our Advertising Revenues Have Been and May Continue to Be Adversely Impacted By Declines in Linear Television Viewing, Deficiencies in Audience Measurement and Advertising Market Conditions
We derive substantial revenues from the sale of advertising on a variety of platforms, and a decline in advertising revenues could have a significant adverse effect on our business, financial condition or results of operations in any given period.
Consumers are increasingly turning to online sources for viewing and purchasing content, and an increasing number of companies offer SVOD services, including some that offer exclusive high-quality original video programming and programming delivered directly to consumers over the Internet. The increasing number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional and virtual multichannel video providers, which has caused, and likely will continue to cause, audience ratings declines for our cable networks and may adversely affect the pricing and volume of advertising.

In addition, advertising sales are largely dependent on audience measurement, and the results of audience measurement techniques can vary for a variety of reasons, including the platforms on which viewing is measured and variations in the statistical sampling methods used. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data as well as first-party data using a variety of methods, including the number of impressions served and demographics. In addition, multi-platform campaign verification remains in its infancy, and viewership on tablets, smartphones and other mobile devices, which continues to grow rapidly, still is not measured by any one consistently applied method. These variations and changes could have a significant effect on our advertising revenues.
The strength of the advertising market can also fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect our advertising revenues. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers. The pricing and volume of advertising may be affected by shifts toward new ways of purchasing advertising, such as through automated purchasing and advertising exchanges, some or all of which may not be as advantageous to us as current advertising methods.
These factors could have an adverse effect on our business, financial condition or results of operations.
Because We Derive a Significant Portion of Our Revenues from a Limited Number of Distributors, the Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Have a Significant Adverse Effect on Our Business, Financial Condition or Results of Operations
A significant portion of our revenues are attributable to agreements with a limited number of cable television, direct-to-home satellite television and telecommunications operators, subscription and advertising supported video-on-demand services, and other distributors of our programming and program services. Our affiliation agreements generally have fixed terms that vary by market and distributor, and there can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including but not limited to those related to pricing and programming tiers. We may also be unable to modify existing agreements with terms that have over time become less favorable. The loss of favorable packaging and positioning, the loss of carriage on the most widely available cable and satellite programming tiers or the failure to renew our agreements with any distributor, or renew or modify them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both advertising and affiliate fees.
Similarly, our revenues are dependent on the compliance of major distributors with the terms of our affiliation agreements. As these agreements have grown in complexity, the number of disputes regarding the interpretation, and even validity, of the agreements has grown, resulting in greater uncertainty and, from time to time, litigation with respect to our rights and obligations. For example, some of our distribution agreements contain “most favored nation” (“MFN”) clauses, which provide that if we enter into an agreement with a distributor and such agreement includes specified terms that are more favorable than those held by a distributor holding an MFN right, we must offer some of those terms to the distributor holding the MFN right. These clauses are generally complex and may lead to disagreement over interpretation and application of such clause. Disagreements with a distributor on the interpretation or validity of an agreement could adversely impact our revenues from both advertising and affiliate fees, as well as our relationship with that distributor.
These factors could have an adverse effect on our business, financial condition or results of operations.
Service Disruptions or Failures of, or Cybersecurity Attacks Upon, Our or Our Vendors’ Networks, Information Systems and Other Technologies Could Result in the Disclosure of Confidential or Valuable Business or Personal Information, Disruption of Our Businesses, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses
Networks, information systems and other technologies, including technology systems used in connection with the production and distribution of our programming and films by us or our third-party vendors (“Systems”), are critical to our business activities, and shutdowns or service disruptions of, and cybersecurity attacks upon, these Systems pose increasing risks. Such shutdowns, disruptions and attacks may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial of service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks from such events could have an adverse impact on us, our business partners, our employees, our audiences and users of our online, mobile and app offerings, including degradation or disruption of service, loss of data and damage to equipment and data. System redundancy may be ineffective or inadequate, and our disaster recovery and business continuity planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of our operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. We may not have adequate insurance coverage to compensate us for any losses associated with such events.
We are also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or programming content maintained in our or our third-party vendors’ Systems, including proprietary and personal information (of third parties, employees and users of our online, mobile and app offerings), business information including intellectual property, or other confidential information. Outside parties may attempt to penetrate our Systems or those of our third-party vendors or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information in order to gain access to our data or our users’ data, or our programming. The number and sophistication of attempted and successful information security breaches in the U.S. and elsewhere have increased in recent years. If a material breach of our Systems or those of our third-party vendors occurs, the market perception of the effectiveness of our information security measures could be harmed, we could lose advertisers and other business partners as well as users of our online, mobile and app offerings and viewers, and our reputation, brands and credibility could be damaged. In addition, if a material breach of our Systems occurs, we could be required to expend significant amounts of money and other resources to repair or replace such Systems or to comply with notification requirements. We could also be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of our or our third-party vendors’ Systems.
Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, these Systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated.
Each of these factors could have an adverse effect on our reputation, business, financial condition or results of operations.
The Failure, Destruction and/or Breach of Satellites and Facilities that We Depend Upon to Distribute Our Programming Could Adversely Affect Our Business, Financial Condition or Results of Operations
We use satellite systems, fiber and other methods to transmit our program services to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted as a result of power outages, natural disasters, extreme weather, terrorist attacks, cyber attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming or other similar events. Currently, there are a limited number of communications satellites available for the transmission of programming, and if a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. There can be no assurance that such failure or disruption would not have an adverse effect on our business, financial condition or results of operations.
Theft of Our Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, May Decrease Revenue Received from Our Programming, Films and Other Entertainment Content and Adversely Affect Our Business, Financial Condition or Results of Operations
The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights in our entertainment content. We are fundamentally a content company and theft of our brands, films and home entertainment products, television programming, digital content and other intellectual property affects us and the value of our content. Copyright theft is particularly prevalent in many parts of the world that lack effective copyright and technical protective measures similar to those existing in the U.S. and Europe and/or lack effective enforcement of such measures. Such foreign copyright theft often creates a supply of pirated content for major markets as well. The interpretation of copyright, piracy and other laws as applied to our content, and our piracy detection and enforcement efforts, remain in flux, and some methods of copyright enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and negatively affect its value.

Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. In addition, we and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. For example, non-browser-based content theft through Internet-connected televisions, set-top boxes and mobile devices continues to increase and includes illegal re-transmission platforms, OTT subscription services, illicit video-on-demand/streaming services and pre-loaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming pirated film and television content. Unauthorized access to our content could result in the premature release of films or television shows as well as a reduction in legitimate audiences, which would likely have significant adverse effects on the value of the affected programming and our ability to monetize our content.
Copyright theft has an adverse effect on our business because it reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. While legal protections exist, piracy and technological tools with which to engage in copyright theft continue to escalate, evolve and present challenges for enforcement. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these efforts. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business and may have an adverse effect on our business, financial condition or results of operations.
Increased Costs for Programming, Films and Other Rights, and Judgments We Make on the Potential Performance of our Content, May Adversely Affect Our Business, Financial Condition or Results of Operations
In our Media Networks segment, we have historically produced a significant amount of original programming and other content, and as part of our business strategy we invest significant resources in our flagship brands, in part with the aim of developing higher quality and quantity of original content. In our Filmed Entertainment business, we invest significant amounts in the production, marketing and distribution of films and television series.
We also acquire programming, films and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings, and we pay license fees, royalties and/or contingent compensation in connection with these acquired rights. We also license various music rights from the major record companies, music publishers and performing rights organizations, and some of these sources are highly consolidated.
Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties, and rapid changes in consumer behavior have increased the risk associated with the success of all kinds of programming. Competition for popular content is intense, and we may have to increase the price we are willing to pay for talent and intellectual property rights, which may result in significantly increased costs. As such, there can be no assurance that we will recoup our investments in programming, films and other content when the content is broadcast or distributed.
Further, increased competition from additional entrants into the market for development and production of original programming, such as Apple, Facebook, YouTube, Netflix, Amazon and Hulu, increases our content costs as they introduce different ways of compensating talent and approaching production. In addition, as competition with these entrants for the creation and acquisition of quality programming continues to escalate, the complexity of negotiations over acquired rights to the content and the value of the rights we aim to acquire may increase, leading to increased acquisition costs, and our ability to successfully acquire content of the highest quality may face greater uncertainty.
The accounting for the expenses we incur in connection with our programming, films and other content requires that we make judgments about the potential success and useful life of the program or film. If our estimates prove to be incorrect, it may result in decreased profitability and the accelerated recognition of the expense and/or write-down of the value of the asset. We estimate the ultimate revenues of a film before it is released based on a number of factors, and we then update our estimate of ultimate revenues, including following a film’s initial theatrical release, based on expected future and actual results. If we reduce our estimate of ultimate revenues, it may result in the accelerations of capitalized film cost amortization. Similarly, if we determine it is no longer advantageous for us to air a program on our media networks, we would accelerate our amortization of the program costs.
These factors could have an adverse effect on our business, financial condition or results of operations.

The Loss of Key Talent Could Adversely Affect Our Business, Financial Condition or Results of Operations
Our business depends upon the continued efforts, abilities and expertise of not only our corporate and divisional executive teams, but also the various creative talent and entertainment personalities with whom we work. For example, we employ or contract with several entertainment personalities with loyal audiences and we produce films with highly regarded directors, producers, writers, actors and other talent. These individuals are important to achieving the success of our programs, films and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining this and new talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal or we fail to attract new talent, our business, financial condition or results of operations could be adversely affected.
Political and Economic Conditions in a Variety of Markets around the World Could Have an Adverse Effect on Our Business, Financial Condition or Results of Operations
Our businesses operate and have customers, partners and audiences worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. For that reason, economic conditions in many different markets around the world affect a number of aspects of our businesses, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment distribution, television licensing and sales of consumer products. Economic conditions in each market can also impact our audience’s discretionary spending and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising on our networks, causing them to reduce their spending on advertising. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar (compared to, for example, the Argentinian peso, the British pound and the Euro, among others) has increased. Such fluctuations could have an adverse effect on our business, financial condition or results of operations, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain stable in any period.
In addition, our businesses are exposed to certain political and economic risks inherent in conducting a global business. These include, among others retaliatory actions by governments reacting to changes in other countries, including in the U.S.; potential for longer payment cycles; issues related to the presence of corruption in certain markets and enforcement of anti-corruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; wars, acts of terrorism or other hostilities; and other political, economic or other uncertainties.
The formal two-year process governing the UK’s departure from the EU (“Brexit”) began on March 29, 2017. Depending upon the ultimate terms of Brexit, the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the UK from the EU may adversely affect business activity, political stability and economic and market conditions in the UK, the Eurozone, the EU and elsewhere and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound. In addition, Brexit could lead to additional political, legal and economic instability and uncertainty in the EU, including changes in the regulatory environment, which could impact our ability to use UK law under “country of origin” rules for programming in the EU, potential trade barriers between the UK and the EU and between the UK and other countries, and potential content production quota regulations. Given that a portion of our business is conducted in the EU, including the UK, any of these effects of Brexit, and others we cannot anticipate, could have an adverse effect on our business, financial condition or results of operations.
These political and economic risks could create instability in any of the markets where our businesses derive revenues, which could result in a reduction of revenue or loss of investment that adversely affects our businesses, financial condition or results of operations.
Changes in U.S. or Foreign Laws or Regulations May Have an Adverse Effect on Our Business, Financial Condition or Results of Operations
Our program services, filmed entertainment and online, mobile and app properties are subject to a variety of laws and regulations, both in the U.S. and in the foreign jurisdictions in which we or our partners operate, including relating to intellectual property, content regulation, user privacy, data protection, anti-corruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, export and market access restrictions, and exceptions and limitations on copyright and censorship, among others.

Laws in some non-U.S. jurisdictions differ in significant respects from those in the U.S., and the enforcement of such laws can be inconsistent and unpredictable, which could impact our ability to expand our operations and undertake activities that we believe are beneficial to our business.
The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could directly or indirectly affect the operations of our businesses. Our Nickelodeon business in particular is subject to a number of regulations regarding children. For example, privacy regulations make it difficult to measure viewership by children. In addition, federal legislators and regulators have proposed voluntary guidelines on advertising to children in an effort to combat unhealthy eating and childhood obesity, and have considered imposing limitations on the marketing of certain movies and regulating product placement and other program sponsorship arrangements. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue.
Our businesses are also subject to laws and regulations in the U.S. and internationally governing the collection, use, sharing, protection and retention of personal data, which has implications for how such data is managed. For example, GDPR expands the regulation of personal data processing throughout the EU and significantly increases penalties for non-compliance. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of our business in a manner adverse to our business operations. Many of these laws and regulations continue to evolve, and substantial uncertainty surrounds their scope and application. Our failure to comply could result in exposure to enforcement by U.S. or foreign governments, as well as significant negative publicity and reputational damage.
Our businesses could be adversely affected by new laws and regulations, changes in existing laws, changes in interpretations of existing laws by courts and regulators and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. We could be required to change or limit certain of our business practices, which could impact our ability to generate revenues. We could also incur substantial costs to comply with new and existing laws and regulations, or substantial fines and penalties or other liabilities if we fail to comply with such laws and regulations.
We Could Be Subject to Material Liabilities as a Result of Changes in Tax Laws, Regulations and Administrative Practices, Interpretations and Policies
We are subject to taxation in the U.S. and numerous international jurisdictions. Our tax rates are impacted by the tax laws, regulations and administrative practices, interpretations and policies in the federal, state and local and international territories where our businesses operate, and these rates may be subject to significant change. Our tax returns are routinely audited and litigation, adverse outcomes, or settlements may occur because tax authorities may disagree with certain positions we have taken, including our methodologies for intercompany arrangements.  Further, the Tax Cuts and Jobs Act (the “Act”), which was enacted in December 2017, may expose us to tax risks as a result of the on-going issuance of interpretive guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies as to how provisions of the Act are to be applied which could be different from our current interpretations.  Such changes, litigation, adverse outcomes, or audit settlements may result in the recognition of an additional charge to our income tax provision in the period and may adversely affect our effective income tax rate or cash payments and may therefore adversely affect our business, financial condition or results of operations.
Volatility and Weakness in Capital Markets May Adversely Affect Our Credit Availability and Related Financing Costs
Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we can currently access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. In addition, our access to and cost of borrowing can be affected by our short- and long-term debt ratings assigned by ratings agencies. These factors, including the tightening of credit markets, or a decrease in our debt ratings, could adversely affect our ability to obtain cost‑effective financing.
Our Ongoing Investment in New Businesses, Products, Services and Technologies Through Acquisitions and Other Strategic Initiatives Present Many Risks, and We May Not Realize the Financial and Strategic Goals We Had Contemplated, Which Could Adversely Affect Our Business, Financial Condition or Results of Operations
We have acquired and invested, and expect to continue to acquire and invest, in new businesses, products, services and technologies as part of our ongoing efforts to transition to next-generation platforms and solutions and diversify beyond our core business. Such acquisitions and strategic initiatives may involve significant risks and uncertainties, including diversion of management attention from current operations; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with the new investments; failure to achieve projected synergies, cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain; unidentified issues not discovered in our due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses and, in the case of foreign acquisitions, integrating operations across different cultures and languages and addressing the particular currency, political and regulatory risks associated with specific countries; the potential loss of key employees or customers of acquired businesses; and a failure to successfully further develop an acquired business or technology.
Because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, no assurance can be given that such investments and other strategic alternatives will not adversely affect our business, financial condition or results of operations.
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
Our Revenues, Expenses and Operating Results May Vary Based on the Timing, Mix, Number and Availability of Our Films and Other Programming and on Seasonal Factors
Our revenues, expenses and operating results fluctuate due to the timing, mix, number and availability of our theatrical films, home entertainment releases and programs for licensing. For example, our operating results may increase or decrease during a particular period relative to the corresponding period in the prior year due to differences in the number and/or mix of films released and the timing of delivery of programming to television and digital distributors. Our operating results also fluctuate due to the timing of the recognition of marketing expenses, which are typically largely incurred prior to the release of films, with the recognition of related revenues in later periods.
Our business also has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on audiences’ viewing habits and attendance. Typically, our revenue from advertising is highest in the first quarter of our fiscal year due to the holiday season, among other factors, and revenue from films is highest in the summer. The effects of these variances make it difficult to estimate future operating results based on the results of any specific quarter.
Through National Amusements’ Voting Control of Viacom and CBS, Certain Directors and Stockholders May Face Actual or Potential Conflicts of Interest, and National Amusements is in a Position to Control Actions that Require, or May be Accomplished by, Stockholder Approval
National Amusements, directly and indirectly, is the controlling stockholder of both Viacom and CBS. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter, the non-executive Vice Chair of Viacom’s Board of Directors, the non-executive Vice Chair of CBS’s board of directors, and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, Ms. Redstone will also become a trustee of the SMR Trust and the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone and David R. Andelman, both of whom are also members of the Board of Directors of National Amusements. In addition, Mr. Redstone serves as Chairman Emeritus of CBS.
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

In addition, National Amusements’ voting control of us allows it to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including the election and removal of directors, stockholder-proposed amendments to our bylaws, and transactions involving a change in control. For so long as National Amusements retains voting control of us, our stockholders other than National Amusements will be unable to affect the outcome of any corporate actions. The interests of National Amusements may not be the same as the interests of our other stockholders, who must rely on our independent directors to represent their interests.
Our Certificate of Incorporation Could Prevent Us from Benefiting from Corporate Opportunities that Might Otherwise Have Been Available to Us
Our certificate of incorporation and the certificate of incorporation of CBS both contain provisions related to corporate opportunities that may be of interest to both us and to CBS. Our certificate of incorporation provides that in the event that a director, officer or controlling stockholder of Viacom who is also a director, officer or controlling stockholder of CBS acquires knowledge of a potential corporate opportunity for both Viacom and CBS, such director, officer or controlling stockholder may present such opportunity to Viacom or CBS or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties, and shall not be liable, to Viacom or its stockholders. In addition, Viacom’s certificate of incorporation provides that Viacom renounces any interest in any such opportunity presented to CBS. These provisions create the possibility that CBS could have access to corporate opportunities from which Viacom could benefit in addition to, or instead of, CBS, which could have an adverse effect on our business, financial condition or results of operations.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world for our businesses. We consider our properties adequate for our present needs.
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

•	Viacom Media Networks’ Network Operations Center in Hauppauge, New York contains approximately 65,000 square feet of floor space on approximately nine acres of owned land.

•	The Nickelodeon Animation Studio at 203-231 West Olive Avenue, Burbank, California contains approximately 180,000 square feet of studio and office space, leased under two leases expiring in 2036.

•	Nickelodeon’s Live Action Studio contains approximately 108,000 square feet of stage and office space at Burbank Studios, 3000 West Alameda Avenue, Burbank, California, under a lease expiring in 2024.

•
Viacom International Studios located at 50 NW 14th Street, Miami, Florida, contains approximately 60,000 square feet of sound stages, production facilities and office space, under a facilities license agreement expiring in 2019.

•	CMT’s headquarters in Nashville, Tennessee occupies approximately 86,000 square feet of space for CMT’s executive, administrative and business offices and its studios, under leases expiring in 2020.

•
Internationally, we occupy approximately 140,000 square feet of space at our owned and leased Hawley Crescent facilities in London, and Telefe occupies approximately 496,000 square feet of office, studio and production space, transmission facilities and for other ancillary uses at its owned and leased facilities in Buenos Aires.

•
The Company maintains facilities for its Global Business Services Center at its offices in Budapest, Hungary where we lease approximately 44,200 square feet of space through 2023, and at its offices in Warsaw, Poland where we lease approximately 50,000 square feet of space through 2025.

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
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Viacom Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our voting Class A common stock and non-voting Class B common stock are listed and traded on The NASDAQ Global Select Market under the symbols “VIA” and “VIAB”, respectively.
As of October 31, 2018, there were 1,258 record holders of our Class A common stock and 18,306 record holders of our Class B common stock.

Performance Graph
The following graph compares the cumulative total stockholders’ return of our Class A common stock and our Class B common stock with the cumulative total stockholders’ return of the companies listed in the Standard & Poor’s 500 Index and a peer group of companies comprised of The Walt Disney Company, Twenty-First Century Fox Inc., CBS Corporation, and Discovery Communications, Inc. (merged with Scripps Networks Interactive Inc. in March 2018).
The performance graph assumes $100 invested on September 30, 2013 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended September 30, 2014, 2015, 2016, 2017 and 2018.
Total Cumulative Stockholders’ Return
For the Years Ended September 30, 2014, 2015, 2016, 2017 and 2018

	9/30/13	9/30/14	9/30/15	9/30/16	9/30/17	9/30/18
Class A Common	$100	$93	$55	$56	$49	$49
Class B Common	$100	$94	$54	$50	$37	$46
S&P 500	$100	$117	$114	$129	$150	$173
Peer Group	$100	$118	$127	$127	$136	$172
Equity Compensation Plan Information
Information required by this item will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data.
The selected Consolidated Statement of Earnings Data for the years ended September 30, 2018, 2017 and 2016 and the Consolidated Balance Sheet data as of September 30, 2018 and 2017 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings Data for the years ended September 30, 2015 and 2014 and the Consolidated Balance Sheet Data as of September 30, 2016, 2015 and 2014 have been derived from audited financial statements not included herein.
CONSOLIDATED STATEMENT OF EARNINGS DATA

	Year Ended September 30,
(in millions, except per share amounts)	2018	2017	2016	2015	2014
Revenues	$12,943	$13,263	$12,488	$13,268	$13,783
Operating income	$2,570	$2,489	$2,526	$3,112	$4,082
Net earnings from continuing operations (Viacom and noncontrolling interests)	$1,728	$1,919	$1,471	$2,002	$2,464
Net earnings from continuing operations attributable to Viacom	$1,688	$1,871	$1,436	$1,922	$2,392
Net earnings from continuing operations per share attributable to Viacom:
Basic	$4.19	$4.68	$3.62	$4.78	$5.54
Diluted	$4.19	$4.67	$3.61	$4.73	$5.43
Weighted average number of common shares outstanding:
Basic	402.7	399.9	396.5	402.2	432.1
Diluted	403.0	400.6	398.0	406.0	440.2
Dividends declared per share of Class A and Class B common stock	$0.80	$0.80	$1.40	$1.46	$1.26

CONSOLIDATED BALANCE SHEET DATA

	September 30,
(in millions)	2018	2017	2016	2015	2014
Total assets	$23,783	$23,698	$22,508	$22,143	$22,985
Total debt	$10,082	$11,119	$11,913	$12,285	$12,699
Total Viacom stockholders’ equity	$7,407	$6,035	$4,277	$3,538	$3,719
Total equity	$7,465	$6,119	$4,330	$3,599	$3,747

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
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview: The overview section provides a summary of Viacom and our business.	35

•	Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the three years ended September 30, 2018. In addition, we provide a discussion of items that affect the comparability of our results of operations.	38

•	Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the three years ended September 30, 2018, and of our outstanding debt, commitments and contingencies existing as of September 30, 2018.	49

•	Market Risk: The market risk section discusses how we manage exposure to market and interest rate risks.	53

•	Critical Accounting Policies and Estimates: The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	53

•	Other Matters: The other matters section provides a discussion of related party transactions and agreements.	57

OVERVIEW
Summary
Viacom creates entertainment experiences that drive conversation and culture around the world. Through television, film, digital media, live events, merchandise and solutions, our brands connect with diverse, young and young at heart audiences in more than 180 countries. We operate through two reportable segments: Media Networks and Filmed Entertainment. Our measure of segment performance is adjusted operating income. We define adjusted operating income for our segments as operating income, before equity-based compensation and certain other items identified as affecting comparability, when applicable. Equity-based compensation is excluded from our segment measure of performance since it is set and approved by the Compensation Committee of Viacom’s Board of Directors in consultation with corporate executive management, and is included as a component of consolidated adjusted operating income.
Media Networks
Our Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire, distribute and sell programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming, on-demand and transactional bases, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also delivers advertising and marketing services under our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Media Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third party distributors.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Globally, our Media Networks segment reaches approximately 4.4 billion cumulative television subscribers in more than 180 countries and 46 languages, via 314 locally programmed and operated television channels, including our multimedia brands Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT and Logo. Outside of the United States (the “U.S.”), Viacom International Media Networks (“VIMN”) operates the international extensions of our multimedia brands and our program services created specifically for international audiences, such as British public service broadcaster Channel 5 and Milkshake! in the United Kingdom (“UK”), Televisión Federal S.A. (“Telefe”) in Argentina, Colors in India and Paramount Channel. In fiscal year 2018, our Media Networks segment launched 9 new channels, including in the UK, Japan, Italy and Portugal. “Cumulative television subscribers” is an aggregation of the total subscribers to (or viewers of, in the case of our free-to-air channels) each Viacom owned-and-operated, joint venture and licensee channel.
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from distributors of our programming and program services and (iii) ancillary activities such as consumer products.
Advertising Revenues
Our Media Networks segment generates revenues from the sale of advertising and from marketing services. Our advertising revenues generally depend on the number of viewers and viewership demographics. Demand and pricing for our advertising depend on the attractiveness of our offerings to advertisers, viewership, and overall market conditions. We also drive additional demand for our advertising services through integrated sales of multi-platform advertising and marketing opportunities and through our integrated marketing services, providing unique branded content and custom sponsorship opportunities to our advertisers. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions, and may fluctuate depending on the success of our programming, as measured by viewership, at any given time. Measured viewership may vary based on the success of our programming (due to, among other things, the timing of new episodes related to our popular programming and the performance of competing programs and other entertainment alternatives), the platforms on which our programming is available, and variations related to the methods used by third parties to measure viewership. Advertising revenues may also fluctuate due to the timing of holidays and significant programming events such as awards shows and premieres. Typically, advertising revenues are highest in the first quarter of our fiscal year.
We continue to expand our product offerings to enable our customers and partners to better target and more broadly activate their advertising campaigns. Our Advanced Marketing Solutions portfolio consists of two main categories - Addressable Video and Brand Solutions. Addressable Video consists of pools of inventory that we are aggregating and enabling within both multichannel video programming distributor (“MVPD”) and over-the-top (“OTT”) environments, to allow for advanced targeting to fulfill the demand for next generation video ad products. Brand Solutions consists of a bundle of consulting, creative services, and media activation.
Affiliate Revenues
Our affiliate revenues are generated through fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators, mobile networks, subscription video-on-demand (“SVOD”) and other OTT services. Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases. The amount of fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered. Under SVOD and other similar OTT agreements, we make certain programs available for distribution on one or more dates, and our revenue under these OTT agreements is recognized when the content has been delivered by us and is available for use by the licensee; therefore, revenue will fluctuate depending on the timing of when programming is delivered and made available throughout the license period.
Ancillary Revenues
Our Media Networks ancillary revenues are principally derived from (i) our consumer products activities, which include licensing our brands and intellectual property, as well as creation and publishing of interactive games across various platforms (including mobile devices, PCs and consoles), (ii) recreation experiences and live events, (iii) viewing of our programming on a transactional basis through transactional video-on-demand (“TVOD”) and through electronic sell-through services and the sale of DVDs and Blu-ray discs and (iv) television syndication of our content.
Our ancillary revenues vary based on consumer spending, the popularity of our programming and intellectual property, and the volume of content available during a particular period.
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
Filmed Entertainment
Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content through its Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television divisions, in various markets and media worldwide. It partners on various projects with key Viacom brands, including Nickelodeon Movies, MTV Films and BET Films.
Films produced, acquired and/or distributed by the Filmed Entertainment segment are generally first exhibited theatrically in domestic and/or international markets and then released in various markets through airlines and hotels, electronic sell-through, DVDs and Blu-ray discs, TVOD, pay television, SVOD, cable and free television. Paramount Television draws on Paramount’s extensive library of film properties and develops original programming for television and digital platforms.
Producing, marketing and distributing films and television programming can involve significant costs and the timing of a film’s release can cause our financial results to vary. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. As a result, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and recoupment of investment as well as profitability for the film may not be realized until well after its theatrical release. Therefore, the results of the Filmed Entertainment segment can be volatile as films work their way through the various distribution windows.
Our Filmed Entertainment segment generates revenues in four categories: (i) the release and/or distribution of films theatrically, (ii) the release and/or distribution of film and television product through home entertainment, (iii) the licensing of film and television product to television and digital platforms and (iv) other ancillary activities.

Theatrical Revenues
Paramount generates revenues worldwide from the theatrical distribution of films, primarily from audience ticket sales. Each film is a separate and distinct product with its revenues, and ultimate profitability, dependent upon many factors, among which domestic and international audience response is of fundamental importance. Theatrical revenues may also be affected by the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a film is a significant factor in determining the revenues it is likely to generate in home entertainment markets and licensing arrangements for television and other platforms. Revenues from theatrical film releases tend to be cyclical with increases in the summer months during our fourth quarter.
Home Entertainment Revenues
Home entertainment revenues are derived from the worldwide sales and distribution of DVDs and Blu-ray discs relating to the films released theatrically by Paramount and programming of other Viacom brands such as Nickelodeon, MTV, Comedy Central and BET, as well as certain acquired films and content distributed on behalf of third parties such as CBS Corporation (“CBS”). Home entertainment revenues are also derived from the viewing of our films on a transactional basis through TVOD and electronic sell-through services around the world, for a fee and/or on a revenue-sharing basis. Our home entertainment revenues may be affected by the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits, the prominence given by distributors and retailers to our releases compared to those of our competitors, and overall economic conditions, including trends in discretionary spending.
Licensing Revenues
Paramount generates fees by licensing, around the world on a territory-by-territory basis, films and television programs produced, acquired or distributed by Paramount, for a fee or on a revenue sharing basis, to SVOD, pay and basic cable television, free television and free video-on-demand services. Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee and will fluctuate depending on the number and mix of available titles in any given territory.

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
RESULTS OF OPERATIONS
Our summary of consolidated results of operations are presented below for the years ended September 30, 2018, 2017 and 2016.

				2018 vs. 2017		2017 vs. 2016
	Year Ended September 30,			Better/(Worse)		Better/(Worse)
(in millions, except per share amounts)	2018	2017	2016	$	%	$	%
GAAP
Revenues	$12,943	$13,263	$12,488	$(320)	(2)%	$775	6%
Operating income	2,570	2,489	2,526	81	3	(37)	(1)
Net earnings from continuing operations attributable to Viacom	1,688	1,871	1,436	(183)	(10)	435	30
Diluted EPS from continuing operations	4.19	4.67	3.61	(0.48)	(10)	1.06	29

Non-GAAP*
Adjusted operating income	$2,795	$2,743	$2,732	$52	2%	$11	—%
Adjusted net earnings from continuing operations attributable to Viacom	1,659	1,511	1,465	148	10	46	3
Adjusted diluted EPS from continuing operations	4.12	3.77	3.68	0.35	9	0.09	2

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

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the years ended September 30, 2018, 2017 and 2016. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2018

	Year Ended September 30, 2018
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$2,570	$1,997	$269	$1,688	$4.19
Factors Affecting Comparability:
Restructuring and related costs	225	225	55	170	0.42
Gain on asset sale	—	(16)	—	(16)	(0.04)
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Investment impairment	—	46	10	36	0.09
Discrete tax benefit	—	—	200	(200)	(0.49)
Adjusted results (Non-GAAP)	$2,795	$2,227	$528	$1,659	$4.12

Restructuring and related costs: During 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements. We recognized pre-tax restructuring and related costs of $225 million. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties and related costs principally comprised of third-party professional services. See Note 14 of the Consolidated Financial Statements for additional information.
Our cost transformation initiatives gave rise to approximately $100 million of savings in fiscal 2018 and are expected to result in approximately $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020. In connection with completing our cost transformation initiatives, we expect to incur additional exit costs in the first half of fiscal 2019 of approximately $45 million and we may incur additional restructuring charges as we continue to evaluate cost transformation initiatives in fiscal 2019.

Restructuring and Related Costs (in millions)	Year Ended September 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$133	$4	$1	$138
Exit Costs	38	—	—	38
Other related costs	1	—	48	49
Total	$172	$4	$49	$225

Gain on asset sale: During 2018, we completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million, included within Other items, net in the Consolidated Statements of Earnings.
Gain on extinguishment of debt: In 2018, we redeemed senior notes and debentures totaling $1.039 billion. As a result, we recognized a pre-tax extinguishment gain of $25 million included within Other items, net in the Consolidated Statements of Earnings.
Investment impairment: We recognized a $46 million impairment loss included within Other items, net in the Consolidated Statement of Earnings in connection with the write-off of certain cost method investments in 2018.
Discrete tax benefit: The net discrete tax benefit in 2018 was principally related to the Tax Cuts and Jobs Act and a tax accounting method change granted by the Internal Revenue Service.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2017

	Year Ended September 30, 2017
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$2,489	$2,212	$293	$1,871	$4.67
Factors Affecting Comparability:
Restructuring and programming charges	381	381	135	246	0.61
Gain on asset sale	(127)	(412)	(116)	(285)	(0.71)
Loss on extinguishment of debt	—	20	7	13	0.03
Investment impairment	—	10	4	6	0.01
Discrete tax benefit	—	—	340	(340)	(0.84)
Adjusted results (Non-GAAP)	$2,743	$2,211	$663	$1,511	$3.77

Restructuring and programming charges: We recognized a pre-tax charge of $381 million, reflecting $237 million of restructuring charges and $144 million of programming charges resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount. See Note 14 of the Consolidated Financial Statements for additional information.

Restructuring and Programming Charges (in millions)	Year Ended September 30, 2017
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$142	$50	$20	$212
Asset impairment	22	—	—	22
Lease termination	—	3	—	3
Restructuring	164	53	20	237
Programming	113	31	—	144
Total	$277	$84	$20	$381

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
Investment impairment: We recognized a $10 million impairment loss included within Other items, net in the Consolidated Statement of Earnings in connection with the write-off of a cost method investment in 2017.
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

Restructuring: We recognized a pre-tax restructuring charge of $206 million in connection with the separation of certain senior executives. The restructuring charge includes the cost of separation payments of $138 million and the acceleration of equity-based compensation expense of $68 million. See Note 14 of the Consolidated Financial Statements for additional information.
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
YEAR ENDED SEPTEMBER 30, 2018 vs. 2017
Consolidated Results of Operations
Revenues
Worldwide revenues decreased $320 million, or 2%, to $12.943 billion in the year ended September 30, 2018. Filmed Entertainment revenues decreased $248 million, or 8%, reflecting the number and mix of released theatrical and home entertainment titles in each year, partially offset by increased revenues from Paramount Television product. Media Networks revenues decreased $85 million, or 1%, driven by lower advertising and affiliate revenues, partially offset by an increase in ancillary revenues.
Expenses
Total expenses decreased $528 million, or 5%, to $10.373 billion in the year ended September 30, 2018. Filmed Entertainment expenses decreased $489 million, or 14%, primarily reflecting lower operating expenses. Media Networks expenses increased $86 million, or 1%, principally driven by higher operating expenses. The year ended September 30, 2018 included restructuring and related costs of $225 million, compared with $381 million of restructuring and programming charges in the prior year.
Operating
Operating expenses decreased $557 million, or 7%, to $6.879 billion in the year ended September 30, 2018. Consolidated operating expenses included a programming charge of $144 million in the prior year, as described in more detail in “Factors Affecting Comparability”. Filmed Entertainment operating expenses decreased $511 million, or 16%, and Media Networks operating expenses increased $83 million, or 2%.
Selling, General and Administrative
SG&A expenses increased $51 million, or 2%, to $3.056 billion in the year ended September 30, 2018, reflecting higher segment expenses of $36 million. SG&A costs include a 2-percentage point benefit of cost savings from our cost transformation initiatives. Filmed Entertainment SG&A expenses increased $27 million, or 8% and Media Networks SG&A expenses were substantially flat at $2.401 billion.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Restructuring and Related Costs
As discussed in “Factors Affecting Comparability”, restructuring and related costs of $225 million and $237 million were recognized in the years ended September 30, 2018 and 2017, respectively.
Gain on Asset Sale
As discussed in “Factors Affecting Comparability”, the year ended September 30, 2017 includes a gain of $127 million on the sale of broadcast spectrum.
Operating Income
Operating income increased $81 million, or 3%, to $2.570 billion in the year ended September 30, 2018, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $52 million to $2.795 billion in the year ended September 30, 2018. Filmed Entertainment adjusted operating results improved $241 million, or 86%, and Media Networks adjusted operating income decreased $171 million, or 5%. Corporate expenses increased $17 million, or 8%, in the year ended September 30, 2018 reflecting increased employee-related costs and fees for professional services.
Income Taxes
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The currently relevant provisions of the Act provide for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. As a result of these factors, as well as our fiscal year-end, the federal statutory tax rate decreased from 35% to a prorated rate of 24.5% for fiscal 2018. While the Act includes many provisions, those applicable to Viacom will be phased in and will not have full effect until fiscal 2019.
Our effective income tax rate was 13.5% in the year ended September 30, 2018. The net discrete tax benefit of $200 million, taken together with the discrete tax impact of the other factors affecting comparability, reduced the effective income tax rate by 10.2 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 23.7% in 2018, a decline of 6.3 percentage points from the prior year, principally related to the enactment of the Act.
Our effective income tax rate was 13.2% in the year ended September 30, 2017. The net discrete tax benefit of $340 million, taken together with the discrete tax impact of the other factors affecting comparability, reduced the effective income tax rate by 16.8 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 30.0% in 2017.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $183 million, or 10%, to $1.688 billion in the year ended September 30, 2018, due to the after-tax impact of gains on asset sales in the prior year, partially offset by lapping the prior year programming charge. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $148 million, or 10%, to $1.659 billion in the year ended September 30, 2018, driven by the impact of the Act and the increase in adjusted operating income.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations decreased $0.48 per diluted share to $4.19 in the year ended September 30, 2018, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.35 per diluted share to $4.12. Foreign exchange had an unfavorable $0.02 impact on diluted and adjusted diluted EPS from continuing operations.
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
(continued)

Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2018	2017	$	%
Revenues by Component
Advertising	$4,751	$4,862	$(111)	(2)%
Affiliate	4,595	4,638	(43)	(1)
Ancillary	665	596	69	12
Total revenues by component	$10,011	$10,096	$(85)	(1)%
Expenses
Operating	$4,315	$4,232	$(83)	(2)%
Selling, general and administrative	2,401	2,392	(9)	—
Depreciation and amortization	169	175	6	3
Total expenses	$6,885	$6,799	$(86)	(1)%
Adjusted Operating Income	$3,126	$3,297	$(171)	(5)%

Revenues
Worldwide revenues decreased $85 million, or 1%, to $10.011 billion in the year ended September 30, 2018. Domestic revenues decreased $218 million, or 3%, to $7.751 billion, driven by lower advertising and affiliate revenues, partially offset by increased ancillary revenues. International revenues increased $133 million, or 6%, to $2.260 billion, driven by increases in affiliate and advertising revenues and a 2-percentage point favorable impact from the Telefe acquisition.
Advertising
Worldwide advertising revenues decreased $111 million, or 2%, to $4.751 billion in the year ended September 30, 2018. Domestic advertising revenues decreased $157 million, or 4%, to $3.596 billion, principally reflecting lower linear impressions partially offset by higher pricing and growth in revenues from advanced marketing solutions, which increased 25%. International advertising revenues increased $46 million, or 4%, to $1.155 billion, primarily driven by a 2-percentage point favorable impact from the acquisition of Telefe, as well as growth at Telefe after the acquisition and growth in Europe.
Affiliate
Worldwide affiliate revenues decreased $43 million, or 1%, to $4.595 billion in the year ended September 30, 2018. Domestic affiliate revenues decreased $129 million, or 3%, to $3.791 billion, primarily driven by subscriber declines, which were partially offset by contractual rate increases. Rate increases were negatively impacted by renewal rate resets with certain distributors. International affiliate revenues increased $86 million, or 12%, to $804 million. Excluding a 2-percentage point favorable impact from foreign exchange, international affiliate revenues increased 10%, driven by increased subscription video-on-demand revenues, new channel launches and subscriber growth.
Ancillary
Worldwide ancillary revenues increased $69 million, or 12%, to $665 million in the year ended September 30, 2018, driven by increased consumer product, recreation and live event revenues. Domestic ancillary revenues increased $68 million, or 23%, to $364 million, benefiting from SpongeBob SquarePants: The Broadway Musical, as well as higher download-to-own and consumer product revenues. International ancillary revenues were substantially flat at $301 million. Excluding a 1-percentage point favorable impact from foreign exchange, international ancillary revenues decreased 1%.
Expenses
Media Networks segment expenses increased $86 million, or 1%, to $6.885 billion in the year ended September 30, 2018, driven by higher operating expenses.
Operating
Operating expenses increased $83 million, or 2%, to $4.315 billion in the year ended September 30, 2018. Programming costs were substantially flat at $3.758 billion. Distribution and other expenses increased $81 million, or 17%, driven by costs related to growth initiatives.
Selling, General and Administrative
SG&A expenses were substantially flat at $2.401 billion in the year ended September 30, 2018. SG&A costs include a 3-percentage point benefit of savings from our cost transformation initiatives offset by increased advertising and promotion costs for the launch of the Paramount Network.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Adjusted Operating Income
Adjusted operating income decreased $171 million, or 5%, to $3.126 billion in the year ended September 30, 2018, reflecting the operating results discussed above.
Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2018	2017	$	%
Revenues by Component
Theatrical	$695	$808	$(113)	(14)%
Home entertainment	622	849	(227)	(27)
Licensing	1,529	1,315	214	16
Ancillary	195	317	(122)	(38)
Total revenues by component	$3,041	$3,289	$(248)	(8)%
Expenses
Operating	$2,672	$3,183	$511	16%
Selling, general and administrative	369	342	(27)	(8)
Depreciation and amortization	39	44	5	11
Total expenses	$3,080	$3,569	$489	14%
Adjusted Operating Loss	$(39)	$(280)	$241	86%

Revenues
Worldwide revenues decreased $248 million, or 8%, to $3.041 billion in the year ended September 30, 2018. Domestic revenues decreased $116 million, or 7%, to $1.512 billion. International revenues decreased $132 million, or 8%, to $1.529 billion. Foreign exchange had a 1-percentage point favorable impact on our international revenues.
Theatrical
Worldwide theatrical revenues decreased $113 million, or 14%, to $695 million in the year ended September 30, 2018, principally reflecting the number and mix of current year releases. Significant current year releases included Mission: Impossible - Fallout, A Quiet Place, Daddy’s Home 2, Sherlock Gnomes and Book Club compared with Transformers: The Last Knight, xXx: Return of Xander Cage, Baywatch, Ghost in the Shell, Jack Reacher: Never Go Back and Arrival in the prior year. Domestic theatrical revenues increased 8%, reflecting the strong performance of current year releases Mission: Impossible - Fallout and A Quiet Place, while international theatrical revenues decreased 27%, due to a difficult comparison against the strong international performance of Transformers: The Last Knight and xXx: Return of Xander Cage in the prior year.
Home Entertainment
Worldwide home entertainment revenues decreased $227 million, or 27%, to $622 million in the year ended September 30, 2018, primarily reflecting the number and mix of titles in release. Significant current year releases included Daddy’s Home 2 and A Quiet Place compared to Star Trek Beyond, Jack Reacher: Never Go Back and Arrival in the prior year. Foreign exchange had a 4-percentage point favorable impact on international home entertainment revenues. Domestic and international home entertainment revenues decreased 33% and 13%, respectively.
Licensing
Licensing revenues increased $214 million, or 16%, to $1.529 billion in the year ended September 30, 2018, primarily driven by the availability of Paramount Television product such as Tom Clancy’s Jack Ryan, Maniac and The Alienist, the release of The Cloverfield Paradox and the mix of titles available in each market. Domestic and international licensing revenues increased 33% and 6%, respectively. Foreign exchange had a 1-percentage point favorable impact on international licensing revenues.
Ancillary
Ancillary revenues decreased $122 million, or 38%, to $195 million in the year ended September 30, 2018. The prior year includes revenues from the sale of a partial copyright interest in certain films in connection with an agreement then in place.
Domestic ancillary revenues decreased 44% and international ancillary revenues decreased 15%.
Expenses
Filmed Entertainment segment expenses decreased $489 million, or 14%, to $3.080 billion in the year ended September 30, 2018, driven by lower operating expenses.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Operating
Operating expenses decreased $511 million, or 16%, to $2.672 billion in the year ended September 30, 2018. Distribution and other costs, principally print and advertising expenses, decreased $633 million, or 40%, primarily driven by the number and mix of theatrical releases in the prior year, including Transformers: The Last Knight, and a prior year charge resulting from the termination of a slate financing agreement. Film costs increased $122 million, or 8%, primarily driven by higher costs associated with television product.
Selling, General and Administrative
SG&A expenses increased $27 million, or 8%, to $369 million in the year ended September 30, 2018, primarily driven by higher employee-related costs.
Adjusted Operating Loss
Adjusted operating loss was $39 million in the year ended September 30, 2018, compared with $280 million in 2017, an improvement of $241 million, or 86%, reflecting the operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
YEAR ENDED SEPTEMBER 30, 2017 vs. 2016
Consolidated Results of Operations
Revenues
Worldwide revenues increased $775 million, or 6%, to $13.263 billion in the year ended September 30, 2017. Filmed Entertainment revenues increased $627 million, or 24%, and Media Networks revenues increased $154 million, or 2%, with both segments reflecting increases across all revenue streams.
Expenses
Total expenses increased $939 million, or 9%, to $10.901 billion in the year ended September 30, 2017, principally reflecting higher segment expenses, as well as restructuring and programming charges of $381 million in 2017, compared with $206 million of restructuring charges in 2016. Filmed Entertainment expenses increased $462 million, or 15%, primarily reflecting higher operating expenses. Media Networks expenses increased $341 million, or 5%, principally driven by higher operating and SG&A expenses.
Operating
Operating expenses increased $752 million, or 11%, to $7.436 billion in the year ended September 30, 2017. Consolidated operating expenses include a programming charge of $144 million in 2017, as described in more detail in “Factors Affecting Comparability”. Filmed Entertainment operating expenses increased $445 million, or 16%, and Media Networks operating expenses increased $169 million, or 4%.
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
Operating Income
Operating income decreased $37 million, or 1%, to $2.489 billion in the year ended September 30, 2017, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $11 million to $2.743 billion in the year ended September 30, 2017. Filmed Entertainment adjusted operating results improved $165 million, or 37%, principally reflecting the lapping of a 2016 film impairment charge and higher profits

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

from Paramount Television productions. Media Networks adjusted operating income decreased $187 million, or 5%, to $3.297 billion, as higher revenues were more than offset by increased expenses.
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

Revenues
Worldwide revenues increased $154 million, or 2%, to $10.096 billion in the year ended September 30, 2017. Worldwide revenues include a 3-percentage point favorable impact from the acquisition of Telefe. Domestic revenues decreased $70 million, or 1%, to $7.969 billion. International revenues increased $224 million, or 12%, to $2.127 billion. Excluding a 5-percentage point unfavorable impact from foreign exchange, international revenues increased 17%, primarily driven by an 11-percentage point favorable impact from the Telefe acquisition.
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

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

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
Theatrical
Worldwide theatrical revenues increased $203 million, or 34%, to $808 million in the year ended September 30, 2017, principally driven by the release of Transformers: The Last Knight. Other significant 2017 releases included xXx: Return of Xander Cage, Baywatch, Ghost in the Shell, Jack Reacher: Never Go Back and Arrival, compared with Star Trek Beyond, Daddy’s Home, Teenage Mutant Ninja Turtles: Out of the Shadows and The Big Short in 2016. Domestic theatrical revenues decreased 9%, while international theatrical revenues increased 86%, due to the strong international performance of Transformers: The Last Knight.
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
Operating
Operating expenses increased $445 million, or 16%, to $3.183 billion in the year ended September 30, 2017. Distribution and other costs, principally print and advertising expenses, increased $426 million, or 37%, primarily driven by higher marketing costs for our 2017 film slate and a charge resulting from the termination of a slate financing agreement. Film costs increased $19 million, or 1%, primarily driven by the 2017 slate, including the release of Transformers: The Last Knight, partially offset by the lapping of a 2016 impairment charge.
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
(continued)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our primary source of liquidity is cash provided through the operations of our businesses. We have access to external financing sources such as our revolving credit facility and the capital markets. Our principal uses of cash from operations include the creation of new programming and film content, acquisitions of third-party content, interest and income tax payments. We also use cash for the repayment of debt, quarterly cash dividends, capital expenditures and acquisitions of businesses.
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
We use commercial paper borrowings, backstopped by our credit facility, and the credit facility to fund short-term domestic liquidity needs principally driven by the timing of our domestic operating cash flows. Our cash and cash equivalents totaled $1.557 billion as of September 30, 2018, of which $671 million was held by our foreign subsidiaries.
As a result of the enactment of the Act, the Company recorded $81 million of provisional transition tax on $999 million of previously indefinitely reinvested foreign earnings and repatriated substantially all of these earnings to the U.S. during the fiscal year. We do not currently have plans to repatriate any undistributed international cash not subject to the transition tax. Should we require additional capital in the U.S., we could elect to repatriate these additional funds or access external financing, but repatriating these funds could result in approximately $90 million to $110 million of U.S. tax. Cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act.
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
Cash Flows
Cash and cash equivalents were $1.557 billion as of September 30, 2018, which increased $168 million compared with September 30, 2017. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow and operating free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures. We define operating free cash flow as free cash flow, excluding the impact of the cash premium on the extinguishment of debt, as applicable. Free cash flow and operating free cash flow are non-GAAP measures. Management believes the use of these measures provides investors with an important perspective on, in the case of free cash flow, our liquidity, including our ability to service debt and make investments in our businesses, and, in the case of operating free cash flow, our liquidity from ongoing activities.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Change in cash and cash equivalents (in millions)	Year Ended September 30,			Better/(Worse) $
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$1,822	$1,672	$1,371	$150	$301
Net cash provided by/(used in) investing activities	(224)	329	(299)	(553)	628
Net cash used in financing activities	(1,410)	(1,011)	(1,173)	(399)	162
Effect of exchange rate changes on cash and cash equivalents	(20)	20	(26)	(40)	46
Net change in cash and cash equivalents	$168	$1,010	$(127)	$(842)	$1,137
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$1,822	$1,672	$1,371	$150	$301
Capital expenditures	(178)	(195)	(172)	17	(23)
Free cash flow (Non-GAAP)	1,644	1,477	1,199	167	278
Debt retirement premium	—	33	—	(33)	33
Operating free cash flow (Non-GAAP)	$1,644	$1,510	$1,199	$134	$311

Operating Activities
Cash provided by operating activities was $1.822 billion in 2018, an increase of $150 million compared with 2017, primarily reflecting lower income taxes and interest payments, partially offset by an increase in payments associated with film and television production. See Note 17 of the Consolidated Financial Statements for more information regarding income tax payments.
Cash provided by operating activities was $1.672 billion in 2017, an increase of $301 million compared with 2016, primarily reflecting lower film production spend, partially offset by other unfavorable working capital requirements, including higher income tax payments.
Investing Activities
Cash used in investing activities was $224 million in 2018, principally reflecting capital expenditures and our acquisition activity, comprised of WhoSay Inc., VidCon LLC and Awesomeness TV Holdings, LLC.
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
Financing Activities
Cash used in financing activities was $1.410 billion in 2018, principally reflecting $1.000 billion of debt repayments and dividend payments of $322 million.
Cash used in financing activities was $1.011 billion in 2017, principally reflecting net payments of $783 million from debt transactions and dividend payments of $319 million, partially offset by stock option exercise proceeds of $172 million.
Cash used in financing activities was $1.173 billion in 2016, primarily driven by dividend payments of $635 million, debt repayments of $368 million and the settlement of share repurchases totaling $100 million.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Capital Resources
Capital Structure and Debt
Our debt outstanding as of September 30, 2018 and 2017 is as follows:

Debt (in millions)	September 30,
	2018	2017
Notes and debentures	$10,052	$11,065
Capital leases and other obligations	30	54
Total debt	$10,082	$11,119

In 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, which included $14 million of unamortized debt costs and transaction fees.
Our 5.875% Junior subordinated debentures due February 2057 and 6.250% Junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, collectively the “Junior Subordinated Debentures”, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. The Junior Subordinated Debentures can be called by us at any time after the expiration of the fixed-rate period. The outstanding principal amount of each of the Junior Subordinated Debentures was $650 million as of September 30, 2018.
The subordination, interest deferral option and extended term of the Junior Subordinated Debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
The interest rate payable on our 2.250% Senior notes due February 2022 and 3.450% Senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investors Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. The outstanding principal amount of our 2.250% Senior notes due February 2022 and 3.450% Senior notes due October 2026 was $103 million and $479 million as of September 30, 2018, respectively.
Our outstanding notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for the majority of the notes and debentures in the event of a change in control under specified circumstances coupled with ratings downgrades due to the change in control, as well as certain optional redemption provisions for our junior debentures.
At September 30, 2018 and 2017, the total unamortized discount and issuance fees and expenses related to our outstanding notes and debentures was $431 million and $457 million, respectively.
Credit Facility: At September 30, 2018 and 2017, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The average credit facility amount outstanding for the twelve months ending September 30, 2018 was $42 million, which had a weighted average interest rate of 2.74%. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 1.25% to 2.25% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2018.
Commercial Paper: At September 30, 2018 and 2017, there was no commercial paper outstanding. The average commercial paper outstanding for the twelve months ending September 30, 2018 was $683 million, which had a weighted average interest rate of 2.25%.
Stock Repurchase Program: During 2018 and 2017, we did not repurchase any shares of Class B common stock. During 2016, we repurchased 2.1 million shares under the program for an aggregate price of $100 million. There is $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program.

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
Film Financing Arrangements: From time to time we enter into film or television programming (collectively referred to as “film”) financing arrangements that involve the sale of a partial copyright interest in a film to third-party investors. Since the investors typically have the risks and rewards of ownership proportionate to their ownership in the film, we generally record the amounts received for the sale of copyright interest as a reduction of the cost of the film and related cash flows are reflected in net cash flow from operating activities. We also enter into collaborative arrangements with other studios to jointly finance and distribute films (“co-financing arrangements”), under which each partner is responsible for distribution of the film in specific territories or distribution windows. The partners’ share in the profits and losses of the films under these arrangements are included within participations expense under the individual-film-forecast-computation method.
Contractual Obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2018, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	2019	2020-2021	2022-2023	Thereafter
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$2,001	$759	$833	$334	$75
Operating leases (2)	1,686	176	426	294	790
Purchase obligations (3)	1,050	578	386	70	16
On-Balance Sheet Arrangements
Capital lease obligations (4)	$34	$19	$14	$—	$1
Debt	10,483	550	752	2,331	6,850
Interest payments (5)	9,415	518	950	867	7,080
Other long-term obligations (6)	2,412	1,391	846	169	6

(1)	Programming and talent commitments include $1.569 billion relating to media networks programming and $432 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Interest payments on our junior subordinated debentures subsequent to the expiration of their fixed-rate periods have been included based on their current fixed rates.

(6)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.
The table above does not include payments which may result from our defined benefit pension plans of $402 million, unrecognized tax benefits of $200 million, including interest and penalties, interest payments to be made under our credit facility and for commercial paper outstanding, $246 million of redeemable noncontrolling interest and lease indemnification obligations of approximately $141 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.

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
We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Canadian Dollar, the Australian Dollar, the Japanese Yen and the Brazilian Real. We also enter into forward contracts to hedge future production costs and programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.
At September 30, 2018 and 2017, the notional value of all foreign exchange contracts was $642 million and $869 million, respectively. In 2018, $345 million related to future production costs and $297 million related to our foreign currency balances. In 2017, $582 million related to future production costs and $287 million related to our foreign currency balances.
Interest Rate Risk
A portion of our interest expense is exposed to movements in short-term rates. A 1% change to the weighted average interest rate on commercial paper and credit facility amounts outstanding in 2018 would increase or decrease interest expense by approximately $7 million. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rate hedges outstanding at September 30, 2018 and 2017.
Viacom has issued notes and debentures that, at September 30, 2018, had an outstanding balance of $10.1 billion and an estimated fair value of $10.5 billion. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the notes and debentures by approximately $800 million and $900 million, respectively.
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
Our critical accounting policies are those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results. Our critical accounting policies include our accounting for film and television production costs, acquired programming rights, revenue recognition, income taxes and goodwill. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies see Note 2 of the Consolidated Financial Statements.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Film and Television Production Costs
We capitalize feature film and television production costs, on a title-specific basis, as Inventory, net in the Consolidated Balance Sheets. We use an individual-film-forecast-computation method to amortize original production costs and to accrue estimated liabilities for residuals and participations over the applicable title’s life cycle based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. The estimate of ultimate revenues impacts the timing of amortization and accrual of participations and residuals.
Our estimate of ultimate revenues for feature films includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. For acquired film libraries, our estimate of ultimate revenues is for a period within 20 years from the date of acquisition. Prior to the release of feature films, we estimate ultimate revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as incorporating factors of the content itself, including, but not limited to, the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. We believe the most sensitive factor affecting our estimate of ultimate revenues for films intended for theatrical release is theatrical exhibition, as subsequent markets have historically exhibited a high correlation to theatrical performance. Upon a film’s initial release, we update our estimate of ultimate revenues based on expected future and actual results. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. We also review and revise estimates of ultimate revenue and participation costs as of each reporting date to reflect the most current available information. If estimates for a film are revised, the difference between amortization expense determined using the new estimate and any amounts previously expensed during that fiscal year are charged or credited to our Consolidated Statement of Earnings in the quarter in which the estimates are revised. The most sensitive factor affecting our estimates for films subsequent to their initial release is the extent of home entertainment sales achieved. In addition to theatrical performance, home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing products, marketing and promotional strategies, as well as economic conditions.
Ultimate revenues for episodic television programming are limited to the amount of contracted revenue. Accordingly, television production costs in excess of the amount of contracted revenue are expensed as incurred. For original programming broadcast on our networks, capitalized original programming costs are amortized utilizing an individual-film-forecast-computation method over the applicable title’s ultimate revenues based on genre and historical experience, beginning with the month of initial exhibition. The most sensitive factor affecting ultimate revenues is ratings, which are an indication of audience acceptance and directly impact the level of advertising revenues we will be able to generate during the airing of the programming. Poor ratings may result in effective abandonment of a program, which would result in the immediate write-off of any unamortized production costs.
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

Multiple-Element Arrangements
We enter into arrangements which involve multiple revenue-generating activities. In accounting for multiple-element arrangements, judgment is exercised in identifying the separate elements of the transaction and in determining the value of these elements.
Advertising revenues are principally generated from the sale of advertising time comprised of multiple commercial units. Each advertising spot comprises a deliverable for accounting purposes. Consideration for these arrangements is allocated among the individual advertising spots based on relative fair value using Viacom-specific prices.
Subscription video-on-demand and other OTT arrangements include certain programs made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using stand alone selling price, where available, or management’s best estimate considering viewing performance and other factors.
Gross versus Net Revenue
We earn and recognize revenues under distribution and outsourced agency agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of who our customer is in the transaction. To the extent the end consumer is our customer, we act as the principal in a transaction and revenues earned from the end user are reported on a gross basis. This determination involves judgment and is based on an evaluation of the facts and circumstances of the terms of an arrangement.
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
Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue and related expenses in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue and related expenses in later periods when returns are less than estimated. An incremental change of 1-percentage point in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for DVDs and Blu-ray

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

products would have a $6 million impact on our total revenue for the year ended September 30, 2018. This revenue impact would be partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film and other factors.
Income Taxes
Significant judgment is required in determining our annual provision for income taxes and evaluating our income tax positions. Our tax rates are impacted by the tax laws, regulations and policies in federal, state, local and international territories where our businesses operate. In determining our income tax provisions on a jurisdiction basis, we are required to make judgments on the need to record deferred tax assets and liabilities, including the realizability of deferred tax assets. A valuation allowance for deferred tax assets is established if it is more likely than not that a deferred tax asset will not be realized. In evaluating uncertain tax positions, we make determinations of the application of complex tax rules, regulations and practices. We evaluate our uncertain tax positions quarterly based on many factors including, but not limited to, new facts, changes in tax law and interpretations, as well as information received from regulators. A change in any one of these factors could change our evaluation of an existing uncertain tax position, resulting in the recognition of an additional charge or benefit to our income tax provision in the period and may result in fluctuations in our effective income tax rate. Additionally, our income tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our income tax provisions. The resolution of audit issues and income tax positions taken may take extended periods of time due to the length of examinations by tax authorities and the possible extension of statutes of limitations.
A 1-percentage point change in our effective income tax rate would result in additional income tax expense of approximately $20 million for the year ended September 30, 2018.
Goodwill
In 2017, the Company’s reporting units, for purposes of goodwill impairment testing, were Global Entertainment Group, Nickelodeon Group, BET Networks and Paramount. During the fourth quarter of 2018, we reassessed our reporting units due to certain business, managerial and financial reporting changes to further integrate Media Networks’ brands. To determine our reporting units, we evaluate the components one level below the operating segment level and we aggregate the components if they have similar economic characteristics. As a result of the assessment, we concluded that our reporting units have changed. As such, as of September 30, 2018, our reporting units were Media Networks ($10.0 billion of goodwill) and Paramount ($1.6 billion of goodwill). We test goodwill for impairment on August 31 of each year and have elected to perform a qualitative assessment test for our reporting units in 2018. We performed this qualitative assessment on our previous reporting units in connection with the change described above, as well as on our newly identified reporting units, as part of our annual goodwill assessment. The qualitative test is an evaluation, based on the weight of evidence, of the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, performed in 2017, consideration of macroeconomic conditions and industry and market conditions. Based on our assessments, we concluded that it is not more likely than not that goodwill is impaired. Therefore, performing a quantitative impairment test was not considered necessary.
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
(continued)

OTHER MATTERS
Related Parties
In the ordinary course of business we enter into transactions with related parties, including National Amusements, Inc. (“National Amusements”), CBS, their respective subsidiaries and affiliates and companies that we account for under the equity method of accounting. See Note 20 to the Consolidated Financial Statements for details regarding the related party transactions and their impact on the Financial Statements.
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
Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2018, Viacom maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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
Katherine Gill-Charest
Senior Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viacom Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viacom Inc. and its subsidiaries as of September 30, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 16, 2018

We have served as the Company’s auditor since 2005.

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,
(in millions, except per share amounts)	2018	2017	2016
Revenues	$12,943	$13,263	$12,488
Expenses:
Operating	6,879	7,436	6,684
Selling, general and administrative	3,056	3,005	2,851
Depreciation and amortization	213	223	221
Restructuring and related costs	225	237	206
Total expenses	10,373	10,901	9,962
Gain on asset sale	—	127	—
Operating income	2,570	2,489	2,526
Interest expense, net	(560)	(618)	(616)
Equity in net earnings of investee companies	9	81	87
Gain on sale of EPIX	—	285	—
Other items, net	(22)	(25)	(7)
Earnings from continuing operations before provision for income taxes	1,997	2,212	1,990
Provision for income taxes	(269)	(293)	(519)
Net earnings from continuing operations	1,728	1,919	1,471
Discontinued operations, net of tax	31	3	2
Net earnings (Viacom and noncontrolling interests)	1,759	1,922	1,473
Net earnings attributable to noncontrolling interests	(40)	(48)	(35)
Net earnings attributable to Viacom	$1,719	$1,874	$1,438
Amounts attributable to Viacom:
Net earnings from continuing operations	$1,688	$1,871	$1,436
Discontinued operations, net of tax	31	3	2
Net earnings attributable to Viacom	$1,719	$1,874	$1,438
Basic earnings per share attributable to Viacom:
Continuing operations	$4.19	$4.68	$3.62
Discontinued operations	0.08	0.01	0.01
Net earnings	$4.27	$4.69	$3.63
Diluted earnings per share attributable to Viacom:
Continuing operations	$4.19	$4.67	$3.61
Discontinued operations	0.08	0.01	—
Net earnings	$4.27	$4.68	$3.61
Weighted average number of common shares outstanding:
Basic	402.7	399.9	396.5
Diluted	403.0	400.6	398.0
Dividends declared per share of Class A and Class B common stock	$0.80	$0.80	$1.40

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in millions)	2018	2017	2016
Net earnings (Viacom and noncontrolling interests)	$1,759	$1,922	$1,473
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(166)	29	(101)
Defined benefit pension plans	40	37	(65)
Cash flow hedges	(1)	7	1
Available-for-sale securities	48	—	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(79)	73	(165)
Comprehensive income	1,680	1,995	1,308
Less: Comprehensive income attributable to noncontrolling interests	37	47	28
Comprehensive income attributable to Viacom	$1,643	$1,948	$1,280

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,557	$1,389
Receivables, net	3,141	2,970
Inventory, net	896	919
Prepaid and other assets	482	523
Total current assets	6,076	5,801
Property and equipment, net	919	978
Inventory, net	3,848	3,982
Goodwill	11,609	11,665
Intangibles, net	313	313
Other assets	1,018	959
Total assets	$23,783	$23,698

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$433	$431
Accrued expenses	848	869
Participants' share and residuals	719	825
Program obligations	662	712
Deferred revenue	398	463
Current portion of debt	567	19
Other liabilities	427	434
Total current liabilities	4,054	3,753
Noncurrent portion of debt	9,515	11,100
Participants' share and residuals	523	384
Program obligations	498	477
Deferred tax liabilities, net	296	294
Other liabilities	1,186	1,323
Redeemable noncontrolling interest	246	248
Commitments and contingencies (Note 11)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.7 and 353.0 outstanding, respectively	—	—
Additional paid-in capital	10,145	10,119
Treasury stock, 393.1 and 393.8 common shares held in treasury, respectively	(20,562)	(20,590)
Retained earnings	18,561	17,124
Accumulated other comprehensive loss	(737)	(618)
Total Viacom stockholders' equity	7,407	6,035
Noncontrolling interests	58	84
Total equity	7,465	6,119
Total liabilities and equity	$23,783	$23,698

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in millions)	2018	2017	2016
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,759	$1,922	$1,473
Discontinued operations, net of tax	(31)	(3)	(2)
Net earnings from continuing operations	1,728	1,919	1,471
Reconciling items:
Depreciation and amortization	213	223	221
Feature film and program amortization	4,785	4,739	4,568
Equity-based compensation	57	68	163
Equity in net earnings and distributions from investee companies	(2)	(14)	(83)
Gain on asset sales	(16)	(412)	—
Deferred income taxes	(45)	(174)	254
Operating assets and liabilities, net of acquisitions:
Receivables	(250)	(132)	149
Production and programming	(4,606)	(4,412)	(5,102)
Accounts payable and other current liabilities	(45)	(207)	(229)
Other, net	3	74	(41)
Net cash provided by operating activities	1,822	1,672	1,371

INVESTING ACTIVITIES
Acquisitions and investments, net	(112)	(378)	(58)
Capital expenditures	(178)	(195)	(172)
Proceeds received from asset sales	57	848	—
Grantor trust proceeds/(contributions)	9	54	(69)
Net cash provided by/(used in) investing activities	(224)	329	(299)

FINANCING ACTIVITIES
Borrowings	—	2,569	—
Debt repayments	(1,000)	(3,352)	(368)
Purchase of treasury stock	—	—	(100)
Dividends paid	(322)	(319)	(635)
Exercise of stock options	2	172	11
Other, net	(90)	(81)	(81)
Net cash used in financing activities	(1,410)	(1,011)	(1,173)
Effect of exchange rate changes on cash and cash equivalents	(20)	20	(26)
Net change in cash and cash equivalents	168	1,010	(127)
Cash and cash equivalents at beginning of period	1,389	379	506
Cash and cash equivalents at end of period	$1,557	$1,389	$379

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2015	398.1	$10,017	$(20,725)	$14,780	$(534)	$3,538	$61	$3,599
Net earnings	—	—	—	1,438	—	1,438	35	1,473
Other comprehensive loss, net of income tax benefit of $31	—	—	—	—	(158)	(158)	(7)	(165)
Noncontrolling interests	—	—	—	(32)	—	(32)	(36)	(68)
Dividends declared	—	—	—	(558)	—	(558)	—	(558)
Purchase of treasury stock	(2.1)	—	(100)	—	—	(100)	—	(100)
Equity-based compensation and other	1.0	122	27	—	—	149	—	149
September 30, 2016	397.0	10,139	(20,798)	15,628	(692)	4,277	53	4,330
Net earnings	—	—	—	1,874	—	1,874	48	1,922
Other comprehensive income/(loss), net of income tax expense of $27	—	—	—	—	74	74	(1)	73
Noncontrolling interests	—	—	—	(57)	—	(57)	(16)	(73)
Dividends declared	—	—	—	(321)	—	(321)	—	(321)
Equity-based compensation and other	5.4	(20)	208	—	—	188	—	188
September 30, 2017	402.4	10,119	(20,590)	17,124	(618)	6,035	84	6,119
Net earnings	—	—	—	1,719	—	1,719	40	1,759
Other comprehensive loss, net of income tax expense of $77	—	—	—	—	(76)	(76)	(3)	(79)
Noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Dividends declared	—	—	—	(325)	—	(325)	—	(325)
Equity-based compensation and other(1)	0.7	26	28	43	(43)	54	—	54
September 30, 2018	403.1	$10,145	$(20,562)	$18,561	$(737)	$7,407	$58	$7,465

(1) Includes reclassification of $43 million of stranded tax effects resulting from the Tax Cuts and Jobs Act, as discussed further in Note 1.

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom creates entertainment experiences that drive conversation and culture around the world. Through television, film, digital media, live events, merchandise and solutions, our brands connect with diverse, young and young at heart audiences in more than 180 countries. Viacom operates through two reportable segments: Media Networks and Filmed Entertainment. The Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers through our global media brands including flagship brands Nickelodeon, MTV, BET, Comedy Central and Paramount Network. The Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content through its Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television divisions, in various markets and media worldwide, for itself and for third parties. It partners on various projects with key Viacom brands, including Nickelodeon Movies, MTV Films, and BET Films. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
The consolidated financial statements present the Company’s financial results for the years ended September 30, 2018 (“2018”), September 30, 2017 (“2017”) and September 30, 2016 (“2016”).
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
Recent Accounting Pronouncements
Equity-Based Compensation
On October 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for and presentation of share-based payments in the financial statements. The new guidance requires all excess tax benefits and tax deficiencies arising from share-based payment activity to be (i) recognized within Provision for income taxes in the Consolidated Statements of Earnings in the period in which the awards vest or are exercised or canceled, and (ii) reported as operating activities in the Consolidated Statements of Cash Flows. We retrospectively reclassified $1 million of excess tax benefits in 2017 from financing activities to operating activities in the Consolidated Statements of Cash Flows.
Income Taxes
During 2018, we adopted ASU 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. Certain tax effects become stranded in AOCI when deferred tax balances originally recorded at the historical income tax rate are adjusted in income from continuing operations based on the lower newly enacted income tax rate. As a result of the adoption, we reclassified the stranded income tax effects resulting from the Tax Cuts and Jobs Act, increasing the accumulated other comprehensive loss by $43 million with a corresponding increase to retained earnings. The reclassification was primarily comprised of amounts relating to pension benefit plan obligations and available-for-sale securities.
In October 2016, the FASB issued ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. As of September 30, 2018, the Company had approximately $175 million of unrecorded net deferred tax assets, primarily related to an intra-entity transfer of assets. Once recorded, the deferred tax assets will be amortized over the next 15 years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The new standard will impact our statement of cash flows by increasing cash flow from operating activities and decreasing cash flow from financing activities in periods when debt prepayment or debt extinguishment costs are paid. The guidance is required to be applied retrospectively and the amount that will be reclassified for 2017 is $33 million.
Financial Instruments
In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2016-01.

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

•
ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of equity investments. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We expect to adopt ASU 2016-01 using the modified retrospective method and record a transition adjustment to reclassify $54 million, net of tax, of accumulated other comprehensive income related to our available-for-sale securities to retained earnings. We further expect to adopt prospectively the “measurement alternative” using subsequent available observable price changes for our investments without readily determinable fair values. Gains and losses resulting from the movements in fair value of equity investments will be recorded as a component of Other items, net in the Consolidated Statements of Earnings.

Leases
In February 2016, the FASB issued ASU 2016-02 - Leases. Subsequent ASUs have also been issued that amend and/or clarify the application of ASU 2016-02. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. For income statement purposes, leases will be classified as either operating or finance, generally resulting in straight-line expense recognition for operating leases (similar to current operating leases) and accelerated expense recognition for financing leases (similar to current capital leases). The guidance will be effective for the first interim period of our 2020 fiscal year, with early adoption permitted. See Note 11 for additional information regarding our future minimum lease commitments as of September 30, 2018. The guidance provides an option to either (1) adopt retrospectively and recognize a cumulative-effect adjustment at the beginning of the earliest period presented in the financial statements or (2) recognize a cumulative-effect adjustment at the beginning of the period of adoption. We are evaluating the adoption methodology and the impact of the new guidance on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent ASUs have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2019 fiscal year, and allows adoption either under a full retrospective or a modified retrospective approach.
We have assessed the impact of adopting this guidance and have finalized our implementation plan. The new standard will impact the timing of revenue recognition for renewals and extensions of existing licensing agreements for intellectual property, which upon adoption will be recognized as revenue when the renewal term begins rather than when the agreement is extended or renewed under guidance currently in effect. Additionally, under the new guidance, reserves related to sales returns and price

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

protection will be classified as a liability, as compared to our current accounting as a contra-receivable. We have not identified any other significant impacts to our consolidated financial statements based on our assessment to date. We will apply the modified retrospective method of adoption, which will result in a cumulative effect adjustment that is not expected to be material to the opening retained earnings balance for our 2019 fiscal year. In future periods, the significance of the change to the accounting for renewals and extensions will depend on the dollar value of such transactions as well as the differences in timing between when agreements are executed and when the new rights periods begin.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. Among other provisions, ASU 2017-12 expands the eligibility of hedging strategies that qualify for hedge accounting, changes the assessment of hedge effectiveness and modifies the presentation and disclosure of hedging activities. The guidance will be effective for the first interim period of our 2020 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements.
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
Foreign Currency Translation and Remeasurement
Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars using period-end exchange rates, while results of operations are translated at exchange rates during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. Substantially all of our foreign operations use the local currency as the functional currency. Effective July 1, 2018, Argentina has been designated as a highly inflationary economy. Subsidiaries’ transactions denominated in currencies other than their functional currency will result in remeasurement gains and losses, which are reflected within Other items, net in the Consolidated Statements of Earnings.
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
Advertising Revenues: Revenue from the sale of advertising earned by the Media Networks segment is recognized, net of agency commissions, when the advertisement is aired and to the extent the contracted audience rating is met. For advertising sold based on impression guarantees, audience deficiency may result in an obligation to deliver subsequent additional units. To the extent we do not satisfy contracted impression guarantees, we record deferred revenue until such time that the impression guarantee has been satisfied.
Film and Television Production Revenues: Theatrical revenue is recognized from theatrical distribution of films during the exhibition period. For sales of DVDs and Blu-ray discs to wholesalers and retailers, revenue is recognized upon the later of delivery or the date that those products are made widely available for sale by retailers. Revenue for transactional video-on-demand and similar arrangements are recognized as the films are exhibited based on end-customer purchases as reported by the distributor. Revenue from the licensing of film and television exhibition rights is recognized upon availability for airing by the licensee.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Subscription video-on-demand and other OTT arrangements include certain programs made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the programs based on relative fair value using stand alone selling price, where available, or management’s best estimate considering viewing performance and other factors.
Gross versus Net Revenue: We earn and recognize revenues under distribution and outsourced agency agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of who our customer is in the transaction. To the extent the end consumer is our customer, we act as the principal in a transaction and revenues earned from the end user are reported on a gross basis. This determination involves judgment and is based on an evaluation of whether we have the substantial risks and rewards under the terms of an arrangement.
Revenue Allowances: We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for accounts receivable are based on amounts estimated to be uncollectible. Our reserve for sales returns and allowances was $64 million and $79 million at September 30, 2018 and 2017, respectively. Our allowance for doubtful accounts was $45 million and $49 million at September 30, 2018 and 2017, respectively.
Advertising Expense
We expense advertising costs as they are incurred. We incurred total advertising expenses of $917 million in 2018, $1.335 billion in 2017 and $987 million in 2016.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which range up to 20 years, and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate impairment may exist. Amortizable intangible assets and other long-lived assets are tested for impairment based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, are written down to fair value. The impairment test is performed at the lowest level of cash flows associated with the asset.
Investments
Our investments primarily consist of equity investments. Investments in which we have a significant influence, but not a controlling interest, are accounted for using the equity method. Other investments are carried at fair value, to the extent publicly traded, with unrealized gains and losses recorded in other comprehensive income, or at cost. We monitor our investments for impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in Other assets – noncurrent in the Consolidated Balance Sheets.
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
Derivative Financial Instruments
Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in current earnings as part of Other items, net in the Consolidated Statements of Earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and subsequently recognized in earnings when the hedged items impact income. The fair value of derivative financial instruments is included in Prepaid and other assets and Other liabilities – current in the Consolidated Balance Sheets. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in earnings. We do not hold or enter into financial

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

instruments for speculative trading purposes. Cash flows from derivative instruments are classified in the same category as the cash flows from the related assets, liabilities or forecasted transactions in the Consolidated Statements of Cash Flows.
Pension Benefits
Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans, which are currently frozen to future benefit accruals. The expense is determined using certain assumptions, including, among others, the expected long-term rate of return and discount rate. We recognize the funded status of our defined benefit plans (other than a multiemployer plan) as an asset or liability in the Consolidated Balance Sheets and recognize the changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Consolidated Balance Sheets.
NOTE 3. ACCOUNTS RECEIVABLE
We had $520 million and $486 million of noncurrent trade receivables as of September 30, 2018 and 2017, respectively. Accounts receivables are principally related to long-term television license arrangements at Filmed Entertainment and subscription video-on-demand and other OTT arrangements at Media Networks. These amounts are included within Other assets - noncurrent in our Consolidated Balance Sheets. Such amounts are due in accordance with the underlying terms of the respective agreements with companies that are investment grade or with which we have historically done business under similar terms. We have determined that credit loss allowances are generally not considered necessary for these amounts.
NOTE 4. ACQUISITIONS AND INVESTMENTS
Acquisitions
In 2018, the Company acquired WhoSay Inc., a leading influence marketing firm, VidCon LLC, a host of conferences dedicated to online video, and Awesomeness TV Holdings, LLC, a multi-platform media company serving global Gen-Z audiences as a digital-first destination for original programming, for total consideration of $87 million, net of cash acquired. The operating results of these acquisitions were not material.
On November 15, 2016, we acquired Televisión Federal S.A. (“Telefe”), one of the main free-to-air channels and biggest content producers in Argentina, for $336 million, net of cash acquired. The operating results of Telefe were not material.
The following table summarizes our allocation of Telefe’s purchase price as of the acquisition date:

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
Investments
Our equity method investments total $241 million and $258 million as of September 30, 2018 and 2017, respectively. During the year ended September 30, 2018, we completed a sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million, which is included in Other items, net in the Consolidated Statements of Earnings.
Our cost method investments total $89 million and $98 million as of September 30, 2018 and 2017, respectively. We recognized impairment losses of $46 million and $10 million to write off certain cost method investments during the years ended

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

September 30, 2018 and 2017, respectively. The impairment charges are included in Other items, net, in the Consolidated Statements of Earnings.
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
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $72 million in assets and $5 million in liabilities as of September 30, 2018, and $159 million in assets and $8 million in liabilities as of September 30, 2017. In 2017, a consolidated VIE completed the sale of broadcast spectrum in connection with the FCC’s broadcast spectrum auction. The sale resulted in proceeds of $147 million, a portion of which was used to repay outstanding debt, and a pre-tax gain of $127 million, with $11 million attributable to the noncontrolling interest.
NOTE 5. PROPERTY AND EQUIPMENT

Property and Equipment, net (in millions)	September 30,		Estimated Life (in years)
	2018	2017
Land	$251	$261	—
Buildings	468	491	up to 40
Capital leases	193	201	up to 15
Equipment and other	2,101	2,020	up to 20
Property and equipment	3,013	2,973
Accumulated depreciation	(2,094)	(1,995)
Property and equipment, net	$919	$978

Depreciation expense, including assets under capital leases, was $182 million in 2018, $194 million in 2017, and $188 million in 2016. Depreciation expense related to capital leases was $15 million in 2018, $16 million in 2017 and $18 million in 2016. Accumulated depreciation of capital leases was $172 million and $160 million at September 30, 2018 and 2017, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 6. INVENTORY

Inventory (in millions)	September 30,
	2018	2017
Film inventory:
Released, net of amortization	$454	$534
Completed, not yet released	11	85
In process and other	713	686
	1,178	1,305
Television production:
Released, net of amortization	6	15
In process and other	201	237
	207	252
Original programming:
Released, net of amortization	1,124	1,146
In process and other	757	673
	1,881	1,819
Acquired program rights, net of amortization	1,411	1,435
Home entertainment inventory	67	90
Total inventory, net	4,744	4,901
Less current portion	896	919
Noncurrent portion	$3,848	$3,982

We expect to amortize approximately $1.4 billion of film inventory, television production and original programming, including released and completed, not yet released, during the fiscal year ending September 30, 2019 using the individual-film-forecast-computation method. In addition, we expect to amortize 90% of unamortized released film and television costs, excluding acquired film libraries, at September 30, 2018, within the next three years.
NOTE 7. GOODWILL AND INTANGIBLES
Goodwill
The following table details the change in goodwill by segment for 2018 and 2017:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2016	$9,807	$1,593	$11,400
Acquisitions	279	—	279
Foreign currency translation	(14)	—	(14)
Balance at September 30, 2017	10,072	1,593	11,665
Acquisitions	56	—	56
Foreign currency translation	(112)	—	(112)
Balance at September 30, 2018	$10,016	$1,593	$11,609

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Intangibles
The following table details our intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2018	2017
Finite-lived intangible assets:
Trade names	$194	$189
Licenses	149	159
Subscriber agreements	55	55
Other intangible assets	185	154
	583	557
Accumulated amortization on finite-lived intangible assets:
Trade names	(87)	(78)
Licenses	(28)	(21)
Subscriber agreements	(51)	(49)
Other intangible assets	(138)	(131)
	(304)	(279)
Finite-lived intangible assets, net	279	278
Indefinite-lived intangible assets	34	35
Total intangibles, net	$313	$313

Amortization expense relating to intangible assets was $31 million for 2018, $29 million for 2017 and $33 million for 2016. We expect our aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2018 to be as follows for each of the next five fiscal years:

Amortization of Intangibles (in millions)	2019	2020	2021	2022	2023
Amortization expense	$31	$32	$25	$21	$19

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. DEBT
Our total debt consists of the following:

Debt (in millions)	September 30,
	2018	2017
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	550	550
Senior notes due December 2019, 2.750%	252	252
Senior notes due March 2021, 4.500%	497	496
Senior notes due December 2021, 3.875%	596	595
Senior notes due February 2022, 2.250%	102	188
Senior notes due June 2022, 3.125%	194	297
Senior notes due March 2023, 3.250%	181	298
Senior notes due September 2023, 4.250%	1,239	1,237
Senior notes due April 2024, 3.875%	488	545
Senior notes due October 2026, 3.450%	474	587
Senior debentures due December 2034, 4.850%	281	585
Senior debentures due April 2036, 6.875%	1,068	1,067
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	62	102
Senior debentures due March 2043, 4.375%	1,102	1,096
Senior debentures due June 2043, 4.875%	32	37
Senior debentures due September 2043, 5.850%	1,230	1,229
Senior debentures due April 2044, 5.250%	345	545
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Capital lease and other obligations	30	54
Total debt	10,082	11,119
Less current portion	567	19
Noncurrent portion	$9,515	$11,100

The amounts classified in the current portion of debt consist of the portion of capital leases payable in the next twelve months.
Notes and Debentures
In 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, net of $14 million of unamortized debt costs and transaction fees included in Other items, net in the Consolidated Statements of Earnings.

In 2017, we issued $2.6 billion of junior debentures and senior notes. Our 5.875% Junior subordinated debentures due February 2057 and 6.250% Junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. These debentures can be called by us at any time after the expiration of the fixed-rate period.
The interest rate payable on our 2.250% Senior notes due February 2022 and 3.450% Senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investors Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades.
In 2017, we redeemed $3.331 billion of senior notes and debentures for a redemption price of $3.333 billion. As a result of the redemptions, we recognized a net pre-tax extinguishment loss of $20 million included within Other items, net in the Consolidated Statements of Earnings, which included $18 million of unamortized debt discount and issuance fees.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our outstanding notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for the majority of the notes and debentures in the event of a change in control under specified circumstances coupled with ratings downgrades due to the change in control, as well as certain optional redemption provisions for our junior debentures.
At September 30, 2018 and 2017, the total unamortized discount and issuance fees and expenses related to our outstanding notes and debentures was $431 million and $457 million, respectively.
The fair value of our notes and debentures was approximately $10.5 billion and $11.6 billion as of September 30, 2018 and 2017, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets.
Credit Facility
At September 30, 2018 and 2017, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the credit facility is LIBOR plus a margin ranging from 1.25% to 2.25% based on our current public debt rating. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of September 30, 2018.
Commercial Paper
At September 30, 2018 and 2017, there was no commercial paper outstanding.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans, which are currently frozen to future benefit accruals. The funded plan provides a defined benefit based on a percentage of eligible compensation for periods of service.
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans utilizing a measurement date as of September 30, 2018 and 2017, respectively:

Change in Benefit Obligation (in millions)	Year Ended September 30,
	2018	2017
Benefit obligation, beginning of period	$999	$1,014
Interest cost	35	33
Actuarial gain	(47)	(10)
Benefits paid	(42)	(38)
Benefit obligation, end of period	$945	$999

Change in Plan Assets (in millions)	Year Ended September 30,
	2018	2017
Fair value of plan assets, beginning of period	$544	$510
Actual return on plan assets	29	59
Employer contributions	12	13
Benefits paid	(42)	(38)
Fair value of plan assets, end of period	$543	$544

Funded status (in millions)	September 30,
	2018	2017
Funded status	$(402)	$(455)

Substantially all of the unfunded amounts are included within Other liabilities – noncurrent in the Consolidated Balance Sheets as of September 30, 2018 and 2017.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Accumulated Benefit Obligation
The accumulated benefit obligation includes no assumption about future compensation levels since our plans are frozen. Included in the change in benefit obligation tables above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation (in millions)	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Accumulated benefit obligation	$637	$675	$308	$324	$945	$999
Fair value of plan assets	543	544	—	—	543	544
Funded status	(94)	(131)	(308)	(324)	(402)	(455)

Net Periodic Benefit Costs
Our net periodic benefit cost under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs (in millions)	Year Ended September 30,
	2018	2017	2016
Interest cost	$35	$33	$35
Expected return on plan assets	(40)	(37)	(38)
Recognized actuarial loss	7	7	5
Net periodic benefit costs	$2	$3	$2

The items reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost (in millions)	Year Ended September 30,
	2018	2017
Unrecognized actuarial loss	$281	$324

Unrecognized actuarial loss of $6 million is expected to be recognized as a component of net periodic benefit cost during the fiscal year ended September 30, 2019.
The amounts recognized in other comprehensive income during the year are:

Other Comprehensive Income (in millions)	Year Ended September 30, 2018

Net actuarial gain	$(36)
Recognized actuarial loss	(7)
Total pre-tax gain	$(43)

	Year Ended September 30,
Key Assumptions	2018	2017
Weighted-average assumptions - benefit obligations
Discount rate	4.38%	4.02%

Weighted-average assumptions - net periodic costs
Discount rate	3.54%	3.30%
Expected long-term return on plan assets	7.50%	7.50%

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. We used investment grade corporate bond yields to support our discount rate assumption. Interest cost is measured by applying the specific spot rates along the yield curve to the corresponding cash flows. The expected long-term returns on plan assets were

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. The estimated impact of a 25 basis point change in the discount rate would change the accumulated benefit obligation by approximately $38 million. The impact of a 25 basis point change in the expected rate of return on plan assets would change net periodic benefit cost by approximately $1 million.
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

The percentage of asset allocation of our funded pension plan at September 30, 2018 and 2017, by asset category was as follows:

	September 30,
Asset Allocation of Funded Pension Plan	2018	2017
Equity securities	65%	65%
Debt securities	34	31
Cash and cash equivalents	1	4
Total	100%	100%

Viacom Class B common stock represents approximately 2% and 1% of the fair value of plan assets at September 30, 2018 and 2017, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value as of September 30, 2018 and 2017. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2017 to 2018. The funded pension plan has no investments classified within Level 3 of the valuation hierarchy.

	Total		Level 1		Level 2
Fair Value of Plan Assets (in millions)	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Cash and Cash Equivalents (1)	$5	$19	$—	$—	$5	$19
Equity Securities
Common and preferred stock	9	7	9	7	—	—
Debt Securities
U.S. treasury securities	15	16	—	—	15	16
Municipal & government issued bonds	1	2	—	—	1	2
Corporate bonds (2)	44	41	—	—	44	41
Mortgage-backed & asset-backed securities	47	36	—	—	47	36
Emerging markets (3)	—	20	—	20	—	—
Fair value of plan assets in the fair value hierarchy	121	141	9	27	112	114
Investments measured at net asset value (4) (5)
Equity securities - world funds	318	308
Equity securities - emerging markets	27	39
Debt securities - emerging markets	19	—
Debt securities - multi-strategy	58	56
Total fair value of plan assets	$543	$544

(1) Assets categorized as Level 2 reflect investments in money market funds.
(2) Securities of diverse industries, substantially all investment grade.
(3) Assets categorized as Level 1 reflect mutual funds.
(4) Reflects investments in common/collective trust funds and limited partnerships.
(5) In accordance with the accounting guidance, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
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
Future Benefit Payments
The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments (in millions)
	2019	2020	2021	2022	2023	2024-2028
Pension benefits	$40	$42	$45	$47	$50	$287

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

401(k) Plans
Viacom has defined contribution (401(k)) plans for the benefit of substantially all our employees meeting certain eligibility requirements. Our costs recognized for such plans were $52 million in 2018, $53 million in 2017 and $47 million in 2016.
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
While no multiemployer pension plan that we contributed to is considered individually significant to us, we were listed on one Form 5500 as providing more than 5% of total contributions to the plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for this plan is green, indicating that the plan is at least 80% funded. Total contributions that we made to multiemployer pension plans were $61 million in 2018, $49 million in 2017 and $48 million in 2016.
We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions that we made to these non-pension multiemployer benefit plans were $69 million in 2018, $57 million in 2017 and $73 million in 2016.
NOTE 10. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the fiscal years 2018, 2017 and 2016 is presented below.

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,
	2018	2017	2016
Beginning balance	$248	$211	$219
Net earnings	20	17	17
Distributions	(16)	(16)	(19)
Translation adjustment	(6)	7	(38)
Redemption value adjustment	—	29	32
Ending balance	$246	$248	$211

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments under contractual obligations result from our normal course of business and represent obligations that may be payable over several years.
The following table summarizes the Company’s significant commitments and expected payments by fiscal year as of September 30, 2018:

Contractual Obligations (in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Off-balance Sheet Arrangements
Programming and talent commitments (1)	$2,001	$759	$501	$332	$199	$135	$75
Operating leases (2)	1,686	176	222	204	175	119	790
Purchase obligations (3)	1,050	578	221	165	53	17	16
On-Balance Sheet Arrangements
Capital lease obligations (4)	$34	$19	$8	$6	$—	$—	$1
Debt (5)	10,483	550	252	500	899	1,432	6,850
Interest payments (6)	9,415	518	481	469	444	423	7,080
Other long-term obligations (7)	2,412	1,391	545	301	101	68	6

(1)	Programming and talent commitments include $1.569 billion relating to media networks programming and $432 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Represents face value at maturity.

(6)	Interest payments on our junior subordinated debentures subsequent to the expiration of their fixed-rate periods have been included based on their current fixed rates.

(7)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.
Future minimum operating lease payments have been reduced by future minimum sublease income of $15 million. Future capital lease payments include $4 million of interest. Rent expense amounted to $266 million in 2018, $267 million in 2017 and $266 million in 2016.
Our collaborative arrangements principally relate to contractual arrangements with other studios to jointly finance and distribute film or television programming, collectively referred to as films (“co-financing arrangements”). In co-financing arrangements, each partner is responsible for distribution of the film in specific territories or distribution windows. The partners’ share in the profits and losses of the film is included within participations expense under the individual-film-forecast-computation method. Such amounts recorded in the Consolidated Statements of Earnings were not material.
Contingencies
Guarantees: In the course of our business, we both provide and receive the benefit of indemnities that are intended to allocate certain risks associated with business transactions.
Leases - We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $141 million as of September 30, 2018, and are recorded as a liability as of September 30, 2018. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Other - We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2018 were $48 million and are not recorded on our Consolidated Balance Sheet.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Preferred Stock
Our capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2018 and 2017, none of the 25 million authorized shares of the preferred stock were issued and outstanding.
Stock Repurchase Program
During 2018 and 2017, we did not repurchase any shares of Class B common stock. During 2016, we repurchased 2.1 million shares under the program for an aggregate price of $100 million. There is $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss (in millions)	September 30,
	2018	2017	2016
Foreign currency translation adjustments	$(568)	$(405)	$(435)
Defined benefit pension plans	(229)	(221)	(258)
Cash flow hedges	6	8	1
Available for sale securities	54	—	—
Total	$(737)	$(618)	$(692)

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Stock options generally vest ratably over a four-year period from the date of grant and expire eight years after the date of grant. Employee RSUs typically vest ratably over a four-year period from the date of the grant. Director RSUs typically vest one year from the date of grant. The target number of performance share units (“PSUs”) granted to executives and currently outstanding represent the right to receive a corresponding number of shares of Class B common stock depending on the Company’s performance against specific pre-determined goals that include total shareholder return (“TSR”) of our Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index and/or a specified level of earnings per share set for one or more performance periods within the measurement period. The measurement period is three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 200% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, and for PSUs including an earnings per share goal if earnings per share performance is less than 80% of the target earnings per share, the target grant is forfeited. No other performance-based share units were outstanding as of September 30, 2018.
Outstanding share units accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.
Upon the exercise of a stock option award or the vesting of share units, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2018, we had 393.1 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2018 was approximately 24 million, assuming that outstanding PSU awards are paid at target except for those awards for which the measurement period has been completed.
Presented below is a summary of the compensation cost we recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30,
	2018	2017	2016
Recognized in earnings:
Stock options	$14	$15	$29
Share units	39	39	66
Compensation cost included in SG&A expense	53	54	95
Compensation cost included in restructuring charge(1)	4	14	68
Total compensation cost in earnings	$57	$68	$163
Tax benefit recognized	$12	$23	$58
Capitalized equity-based compensation expense	$3	$2	$4

(1) See Note 14 for additional information regarding the restructuring charge.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of volatility is principally based upon implied volatilities from traded options. The expected term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post-vest exercise and employee termination behavior. The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected dividend yield is estimated by dividing the expected annual dividend by the market price of our common stock at the date of grant. Below are the weighted average fair value of awards granted in the periods presented and the weighted average of the applicable assumptions used to value stock options at grant date.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Year Ended September 30,
Key Assumptions	2018	2017	2016
Weighted average fair value of grants	$8.83	$7.48	$8.65
Weighted average assumptions:
Expected stock price volatility	36.7%	28.4%	36.1%
Expected term of options (in years)	5.3	4.9	5.4
Risk-free interest rate	2.5%	1.9%	1.5%
Expected dividend yield	2.6%	2.3%	4.1%

The following table summarizes information about our stock option transactions:

	Year Ended September 30, 2018		Year Ended September 30, 2017		Year Ended September 30, 2016
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	15,591.5	$52.85	19,596.2	$51.54	17,771.3	$53.43
Granted	2,415.1	31.02	2,874.8	34.86	3,765.7	38.86
Exercised	(59.8)	30.12	(4,814.7)	35.72	(1,242.5)	35.24
Forfeited or expired	(2,206.2)	46.86	(2,064.8)	55.25	(698.3)	60.26
Outstanding at the end of the period	15,740.6	$50.43	15,591.5	$52.85	19,596.2	$51.54
Exercisable at the end of the period	10,999.5	$57.20	9,331.8	$57.85	12,191.2	$49.49

The weighted average remaining contractual life of stock options outstanding and exercisable at September 30, 2018 was 3 years and 2 years, respectively.
The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended September 30,
Stock Option Exercises (in millions)	2018	2017	2016
Proceeds from stock option exercises	$2	$172	$11
Intrinsic value	$—	$42	$7
Excess tax benefit/(shortfall)	$—	$(3)	$(3)

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2018 was approximately $35 million and is expected to be recognized on a straight-line basis over a weighted-average period of 3 years.
Share Unit Awards
The grant date fair value for the PSUs subject to the market and/or a performance condition indicated earlier in this note is computed using a Monte Carlo model to estimate the total return ranking of Viacom among the S&P 500 Index companies on the date of grant over the measurement periods. Compensation cost for PSUs is being recognized as the requisite service period is fulfilled and assumes all performance goals will be met for performance periods not yet completed. The grant date fair value for RSUs and other performance-based share units is based on our stock price on the date of the grant.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes activity relating to our share unit transactions:

	Year Ended September 30, 2018		Year Ended September 30, 2017		Year Ended September 30, 2016
Share units (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	2,553.2	$40.71	2,507.6	$58.05	2,645.1	$75.68
Granted(1)	1,554.6	32.42	1,550.5	34.86	1,701.1	44.75
Vested	(931.9)	47.88	(941.2)	55.84	(1,144.8)	63.83
Forfeited	(350.0)	28.61	(563.7)	76.53	(693.8)	83.12
Unvested at the end of the period	2,825.9	$35.28	2,553.2	$40.71	2,507.6	$58.05

(1) Grant activity includes 0.2 million, 0.1 million and 0.4 million of performance-based share units at target for 2018, 2017 and 2016, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested share units at September 30, 2018 was 2 years and $95 million, respectively.
The fair value of share units vested was $26 million in 2018, $33 million in 2017 and $46 million in 2016. Total unrecognized compensation cost related to these awards at September 30, 2018 was approximately $83 million and is expected to be recognized over a weighted-average period of 2 years.
NOTE 14. RESTRUCTURING AND PROGRAMMING CHARGES
During 2018, we launched a program of cost transformation initiatives to improve our margins, including an organizational realignment of support functions across Media Networks, new sourcing and procurement policies, real estate consolidation and technology enhancements, and recognized $225 million of restructuring and related costs. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties and related costs comprised of third-party professional services.

Restructuring and Related Costs (in millions)	Year Ended September 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$133	$4	$1	$138
Exit Costs	38	—	—	38
Other related costs	1	—	48	49
Total	$172	$4	$49	$225

(1) Includes equity-based compensation expense of $4 million.
During 2017, we recognized a pre-tax restructuring and programming charge of $381 million, resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount. The charges, as detailed in the table below, include severance charges, a non-cash intangible asset impairment charge resulting from the decision to abandon an international trade name and a programming charge associated with management’s decision to cease use of certain original and acquired programming. The programming charge is included within Operating expenses in the Consolidated Statements of Earnings.

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
During 2016, we recognized a restructuring charge of $206 million in connection with the separation of certain senior executives. The restructuring charge included the cost of separation payments of $138 million and the acceleration of equity-based compensation expense of $68 million. We established grantor trusts in our name and initially funded the trusts with approximately $69 million to facilitate the administration of certain payments, of which $9 million and $54 million have been paid during the years ended September 30, 2018 and 2017, respectively. The assets held in the grantor trusts are Company assets and are therefore included in our Consolidated Balance Sheets within Prepaid and other assets and Other assets - noncurrent as of September 30, 2018 and 2017.
Our severance liability by reportable segment is as follows:

Severance liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total

September 30, 2016	$36	$12	$94	$142
Accruals	136	47	15	198
Severance payments	(53)	(14)	(65)	(132)
September 30, 2017	119	45	44	208
Accruals	129	4	1	134
Severance payments	(99)	(26)	(22)	(147)
September 30, 2018	$149	$23	$23	$195

As of September 30, 2018, of the remaining $195 million liability, $144 million is classified within Other liabilities – current in the Consolidated Balance Sheet, with the remaining $51 million classified within Other liabilities – noncurrent. We expect to complete these restructuring actions in fiscal 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms. In addition, during 2018, we made payments of $14 million related to the current year exit costs.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15. INCOME TAXES
Earnings from continuing operations before provision for income taxes consist of the following:

Earnings from Continuing Operations before Provision for Income Taxes (in millions)	Year Ended September 30,
	2018	2017	2016
United States	$1,351	$1,647	$1,479
International	646	565	511
Pre-tax earnings from continuing operations	$1,997	$2,212	$1,990

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations (in millions)	Year Ended September 30,
	2018	2017	2016
Current provision for income taxes:
Federal	$148	$312	$112
State and local	32	43	31
International	134	112	122
Total current provision for income taxes	314	467	265
Deferred provision for income taxes	(45)	(174)	254
Provision for income taxes	$269	$293	$519

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended September 30,
Effective Tax Rate	2018	2017	2016
U.S. federal statutory income tax rate	24.5%	35.0%	35.0%
State and local taxes, net of federal benefit	1.8	1.4	1.7
Effect of international operations	(3.5)	(5.5)	(4.4)
Qualified production activities deduction	(0.8)	(3.0)	(1.0)
Change in valuation allowance	—	(1.4)	(1.1)
Tax accounting method change	(3.9)	—	(2.7)
Tax Cuts and Jobs Act	(7.3)	—	—
Foreign tax credits of repatriated non-U.S. earnings	—	—	(0.4)
Foreign tax credits on distribution of securities	—	(12.6)	—
All other, net	2.7	(0.7)	(1.0)
Effective tax rate, continuing operations	13.5%	13.2%	26.1%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The currently relevant provisions of the Act provide for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. As a result of these factors, as well as our fiscal year-end, the federal statutory tax rate decreased from 35% to a prorated rate of 24.5% for fiscal 2018. While the Act includes many provisions, those applicable to Viacom will be phased in and will not have full effect until fiscal 2019.
As a result of the Act, provisional amounts have been recorded in accordance with SEC guidance provided in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act, for the remeasurement of deferred tax assets and liabilities and the transition tax. During 2018, we recognized a net discrete tax benefit of $226 million that reflects the impact of the Act on our deferred tax balances. In addition, a provisional expense of $81 million has been recorded on a net basis for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. These amounts are provisional because certain aspects were based on estimates and assumptions where guidance has yet to be provided. As guidance is received from federal and state authorities, these provisional amounts could change through December 31, 2018.
We recognized a net discrete tax benefit of $200 million in 2018, $340 million in 2017 and $102 million in 2016, which served to reduce the provision for income taxes for those periods. The benefit in 2018 is principally related to the Act and a tax accounting method change granted by the Internal Revenue Service (“IRS”).

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The benefit in 2016 was principally related to a tax accounting method change granted by the IRS, the release of tax reserves with respect to certain effectively settled tax positions and the recognition of capital loss carryforwards, partially offset by a reduction in qualified production activity tax benefits as a result of retroactively reenacted legislation.
The tax effects of the items recorded as deferred tax assets and liabilities are:

Deferred Taxes (in millions)	September 30,
	2018	2017
Deferred tax assets:
Accrued liabilities	$118	$205
Postretirement and other employee benefits	167	348
Tax credit and loss carryforwards	131	259
All other	104	124
Total deferred tax assets	520	936
Valuation allowance	(87)	(156)
Total deferred tax assets, net	$433	$780
Deferred tax liabilities:
Property, equipment and intangible assets	$(419)	$(619)
Unbilled revenue	(80)	(117)
Financing obligations	(70)	(113)
Film & TV production expenditures	(124)	(185)
Total deferred tax liabilities	(693)	(1,034)
Deferred taxes, net	$(260)	$(254)

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to net operating losses in foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets.
We have U.S. federal and state net operating loss carryforwards of $127 million and foreign tax credit carryforwards of $19 million at September 30, 2018. The utilization of these carryforwards as an available offset to future tax is subject to limitations under current U.S. federal and state income tax laws. These carryforwards begin to expire in fiscal year 2027. In addition, we have $233 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carryforward periods and $433 million of tax losses that expire in the fiscal years 2019 through 2038. The pre-valuation allowance deferred tax asset amount related to these U.S. and international carryforwards is $131 million.
The net deferred tax assets and deferred tax liabilities included in the Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2018	2017
Deferred tax assets	$36	$40
Deferred tax liabilities	(296)	(294)
Deferred taxes, net	$(260)	$(254)

Deferred tax assets are included within Other assets in the Consolidated Balance Sheets.
As a result of the enactment of the Act, the Company recorded $81 million of provisional transition tax on $999 million of previously indefinitely reinvested foreign earnings and repatriated substantially all of these earnings to the U.S. during the fiscal year. We have not made any provision for U.S. income tax on the remaining undistributed cash of our international subsidiaries since these amounts are indefinitely reinvested outside the U.S. Repatriating these funds could result in approximately $90 million to $110 million of U.S. tax. Cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended September 30,
	2018	2017	2016
Balance at beginning of the period	$159	$164	$179
Gross additions based on tax positions related to the current year	13	36	21
Gross additions for tax positions of prior years	39	6	13
Gross reductions for tax positions of prior years	(24)	(14)	(23)
Settlements	(3)	(8)	(1)
Expiration of the statute of limitation	(5)	(25)	(25)
Balance at end of the period	$179	$159	$164

The total amount of unrecognized tax benefits at September 30, 2018, if recognized, would favorably affect the effective tax rate.
As discussed in Note 2, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. We recognized interest and penalties of $9 million in 2018, $9 million in 2017 and $11 million in 2016. We had accruals of $21 million and $34 million related to interest and penalties recorded as a component of Other liabilities – noncurrent in the Consolidated Balance Sheets at September 30, 2018 and 2017, respectively.
We and our subsidiaries file income tax returns with the IRS and various state and international jurisdictions. The IRS began its examination of our 2014 and 2015 U.S. consolidated federal income tax returns in fiscal 2017. Tax authorities are also conducting examinations of Viacom subsidiaries in various international, state and local jurisdictions. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $55 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement, may affect our income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
NOTE 16. EARNINGS PER SHARE
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-Dilutive Common Shares (in millions)	Year Ended September 30,
	2018	2017	2016
Weighted average number of common shares outstanding, basic	402.7	399.9	396.5
Dilutive effect of equity awards	0.3	0.7	1.5
Weighted average number of common shares outstanding, diluted	403.0	400.6	398.0

Anti-dilutive common shares	18.6	15.2	14.7

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 17. SUPPLEMENTAL CASH FLOW
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Year Ended September 30,
	2018	2017	2016
Cash paid for interest	$574	$635	$611
Cash paid for income taxes	$133	$476	$275

Cash paid for income taxes in 2018 reflects the benefits from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions and a lower corporate U.S. income tax rate as a result of the Act.
NOTE 18. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
During 2018, an investment previously accounted for using the cost method was listed on a public exchange. As a result, we reclassified our investment as available-for-sale. The fair value of our available-for-sale securities was $80 million as of September 30, 2018, which is included within Other assets, noncurrent in our Consolidated Balance Sheets, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was a liability of $8 million and an asset of $7 million as of September 30, 2018 and 2017, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy). We use derivative financial instruments to modify our exposure to market risks from changes in foreign exchange rates and interest rates. We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Canadian Dollar, the Australian Dollar, the Japanese Yen and the Brazilian Real. We also enter into forward contracts to hedge future production costs and programming obligations. We manage the use of foreign exchange derivatives centrally.
At September 30, 2018 and 2017, the notional value of all foreign exchange contracts was $642 million and $869 million, respectively. At September 30, 2018, $345 million related to future production costs and $297 million related to our foreign currency balances. At September 30, 2017, $582 million related to future production costs and $287 million related to our foreign currency balances.
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

Revenues by Segment (in millions)	Year Ended September 30,
	2018	2017	2016
Media Networks	$10,011	$10,096	$9,942
Filmed Entertainment	3,041	3,289	2,662
Eliminations	(109)	(122)	(116)
Total revenues	$12,943	$13,263	$12,488

Adjusted Operating Income/(Loss) (in millions)	Year Ended September 30,
	2018	2017	2016
Media Networks	$3,126	$3,297	$3,484
Filmed Entertainment	(39)	(280)	(445)
Corporate expenses	(238)	(221)	(213)
Eliminations	(1)	1	1
Equity-based compensation	(53)	(54)	(95)
Programming charges(1)	—	(144)	—
Restructuring and related costs(2)	(225)	(237)	(206)
Gain on asset sale	—	127	—
Operating income	2,570	2,489	2,526
Interest expense, net	(560)	(618)	(616)
Equity in net earnings of investee companies	9	81	87
Gain on sale of EPIX	—	285	—
Other items, net	(22)	(25)	(7)
Earnings from continuing operations before provision for income taxes	$1,997	$2,212	$1,990

(1) Included in Operating expenses in the Consolidated Statements of Earnings.
(2) Includes equity-based compensation expense of $4 million, $14 million and $68 million for the years ended September 30, 2018, 2017 and 2016, respectively.

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,			September 30,
	2018	2017	2016	2018	2017
Media Networks	$169	$175	$166	$17,576	$17,984
Filmed Entertainment	39	44	50	5,297	6,188
Corporate/Eliminations	5	4	5	910	(474)
Total	$213	$223	$221	$23,783	$23,698

Capital Expenditures (in millions)	Year Ended September 30,
	2018	2017	2016
Media Networks	$121	$164	$141
Filmed Entertainment	51	27	28
Corporate	6	4	3
Total capital expenditures	$178	$195	$172

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Component (in millions)	Year Ended September 30,
	2018	2017	2016
Advertising	$4,751	$4,862	$4,809
Affiliate	4,595	4,638	4,556
Feature film	2,846	2,972	2,488
Ancillary	860	913	751
Eliminations	(109)	(122)	(116)
Total revenues	$12,943	$13,263	$12,488

Revenues generated from international markets were approximately 29%, 28% and 25% of total consolidated revenues in 2018, 2017 and 2016, respectively. Our principal international businesses are in Europe. The United Kingdom and Germany together accounted for approximately 51%, 51% and 57% of total revenues in the Europe, Middle East and Africa (“EMEA”) region in 2018, 2017 and 2016, respectively.

	Revenues(1)			Long-lived Assets(2)
Geographic Information (in millions)	Year Ended September 30,			September 30,
	2018	2017	2016	2018	2017
United States	$9,178	$9,497	$9,308	$4,777	$5,049
EMEA	2,389	2,260	2,182	374	317
All other	1,376	1,506	998	187	157
Total	$12,943	$13,263	$12,488	$5,338	$5,523

(1) Revenue classifications are based on customers’ locations. Transactions within Viacom between geographic areas are not significant.
(2) Excludes deferred tax assets, goodwill, other intangible assets and investments.
NOTE 20. RELATED PARTY TRANSACTIONS
National Amusements, Inc. (“National Amusements”), directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter, the non-executive Vice Chair of Viacom’s Board of Directors, the non-executive Vice Chair of CBS’s board of directors, and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, Ms. Redstone will also become a trustee of the SMR Trust and the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone and David R. Andelman, both of whom are also members of the Board of Directors of National Amusements. In addition, Mr. Redstone serves as Chairman Emeritus of CBS.
Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its movie theaters from all major studios, including Paramount. During the years ended September 30, 2018, 2017 and 2016, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $7 million, $7 million and $8 million, respectively.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Year Ended September 30,
	2018	2017	2016
Consolidated Statements of Earnings
Revenues	$117	$138	$133
Operating expenses	$142	$174	$174

	September 30,
	2018	2017
Consolidated Balance Sheets
Accounts receivable	$7	$5

Participants’ share and residuals, current	$58	$69
Program obligations, current	38	54
Program obligations, noncurrent	32	49
Other liabilities	2	1
Total due to CBS	$130	$173

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Year Ended September 30,
	2018	2017	2016
Consolidated Statements of Earnings
Revenues	$49	$131	$125
Operating expenses	$16	$67	$72
Selling, general and administrative	$—	$(7)	$(15)

	September 30,
	2018	2017
Consolidated Balance Sheets
Accounts receivable	$43	$49
Other assets	3	5
Total due from other related parties	$46	$54

Accounts payable	$7	$8
Other liabilities	2	—
Total due to other related parties	$9	$8

All other related party transactions are not material in the periods presented.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited):

2018 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2018
Revenues	$3,073	$3,148	$3,237	$3,485	$12,943
Operating income	$717	$456	$752	$645	$2,570
Net earnings from continuing operations (Viacom and noncontrolling interests)	$551	$264	$514	$399	$1,728
Net earnings (Viacom and noncontrolling interests)	$553	$274	$525	$407	$1,759
Net earnings from continuing operations attributable to Viacom	$535	$256	$511	$386	$1,688
Net earnings attributable to Viacom	$537	$266	$522	$394	$1,719
Basic earnings per share, continuing operations attributable to Viacom	$1.33	$0.64	$1.27	$0.96	$4.19
Basic earnings per share attributable to Viacom	$1.33	$0.66	$1.30	$0.98	$4.27
Diluted earnings per share, continuing operations attributable to Viacom	$1.33	$0.64	$1.27	$0.96	$4.19
Diluted earnings per share attributable to Viacom	$1.33	$0.66	$1.29	$0.98	$4.27

The following are certain items identified as affecting comparability in 2018:

•	Restructuring and related charges:

◦
A pre-tax charge of $185 million ($141 million after tax), reflecting $123 million of severance, $40 million of exit costs and $22 million related costs comprised of third-party professional services in the second quarter.

◦	A pre-tax charge of $15 million ($11 million after tax), comprised of third-party professional services in the third quarter.

◦
A pre-tax charge of $25 million ($18 million after tax), reflecting $15 million of severance, reduction of $2 million related to exit costs and $12 million of other related costs in the fourth quarter.

•	A pre-tax debt extinguishment gain of $25 million ($19 million after tax) resulting from the retirement of debt in the first quarter.

•	A pre-tax and after tax gain of $16 million resulting from the sale of 1% equity interest in Viacom18 to our joint venture partner in the second quarter.

•	A pre-tax impairment loss of $46 million ($36 million after tax) in connection with the write-off of a cost method investment in the second quarter.

•	A net discrete tax benefit of $103 million, $46 million, $47 million and $4 million in the first through fourth quarters, respectively.

2017 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2017
Revenues	$3,324	$3,256	$3,364	$3,319	$13,263
Operating income	$706	$332	$746	$705	$2,489
Net earnings from continuing operations (Viacom and noncontrolling interests)	$408	$128	$688	$695	$1,919
Net earnings (Viacom and noncontrolling interests)	$408	$128	$691	$695	$1,922
Net earnings from continuing operations attributable to Viacom	$396	$121	$680	$674	$1,871
Net earnings attributable to Viacom	$396	$121	$683	$674	$1,874
Basic earnings per share, continuing operations attributable to Viacom	$1.00	$0.30	$1.69	$1.67	$4.68
Basic earnings per share attributable to Viacom	$1.00	$0.30	$1.70	$1.67	$4.69
Diluted earnings per share, continuing operations attributable to Viacom	$1.00	$0.30	$1.69	$1.67	$4.67
Diluted earnings per share attributable to Viacom	$1.00	$0.30	$1.70	$1.67	$4.68

The following are certain items identified as affecting comparability in 2017:

•	Restructuring and programming charges resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount:

◦	A pre-tax charge of $42 million ($28 million after tax) for severance in the first quarter.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

◦
A pre-tax charge of $280 million ($180 million after tax), reflecting $156 million of severance, $18 million of intangible asset impairment and $106 million of programming charges in the second quarter.

◦	A pre-tax charge of $59 million ($38 million after tax), reflecting $14 million of severance, $38 million of programming charges and $7 million of other exit activities in the third quarter.

•	Items resulting from the retirement of debt:

◦	A pre-tax debt extinguishment loss of $6 million ($4 million after tax) and $30 million ($20 million after tax) in the first and second quarters, respectively.

◦	A pre-tax gain on extinguishment of debt of $16 million ($11 million after tax) in the third quarter.

•	A pre-tax gain of $285 million ($189 million after tax) resulting from the sale of our investment in EPIX in the third quarter.

•	A pre-tax charge of $10 million ($6 million after tax) in connection with the write-off of a cost method investment in the third quarter.

•	A pre-tax gain of $127 million ($96 million after tax and noncontrolling interest’s share of gain) resulting from the sale of broadcast spectrum in the fourth quarter.

•	A net discrete tax benefit of $15 million, $4 million, $53 million, and $268 million in the first quarter through fourth quarters, respectively.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is set forth on page 59.
Audit Opinion on Internal Control over Financial Reporting
The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers, LLP an independent registered public accounting firm, as stated in their report, which is included herein on page 60.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors and certain corporate governance practices will be contained in our Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Our Board of Directors,” “Item 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers (i) will be contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and (ii) is included in Part I of this Form 10-K under the caption “Our Executive Officers,” which information is incorporated herein by reference.
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
Consolidated Statements of Earnings for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016
Consolidated Balance Sheets as of September 30, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.
Schedule II. Valuation and Qualifying Accounts
All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 102.

(b)	Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page 102.

Item 15(a)(2).
VIACOM INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year Ended September 30, 2018:
Allowance for doubtful accounts	$49	$22	$(26)	$45
Sales returns and allowances	$79	$148	$(163)	$64
Deferred tax valuation allowance	$156	$5	$(74)	$87

Year Ended September 30, 2017:
Allowance for doubtful accounts	$44	$26	$(21)	$49
Sales returns and allowances	$93	$186	$(200)	$79
Deferred tax valuation allowance	$195	$19	$(58)	$156

Year Ended September 30, 2016:
Allowance for doubtful accounts	$37	$13	$(6)	$44
Sales returns and allowances	$126	$218	$(251)	$93
Deferred tax valuation allowance	$202	$25	$(32)	$195

Item 15(b).
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

4.2
First Supplemental Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York, including Form of 6.875% Senior Note due 2036 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

4.3
Fourth Supplemental Indenture, dated as of October 5, 2007, between Viacom Inc. and The Bank of New York, including Form of 6.75% Senior Debenture due 2037 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 9, 2007) (File No. 001-32686).

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

4.7
Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.875% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

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

Exhibit No.	Description of Exhibit
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

4.14
Sixteenth Supplemental Indenture, dated as of August 19, 2013, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.250% Senior Notes due 2023 and 5.850% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 19, 2013) (File No. 001-32686).

4.15
Seventeenth Supplemental Indenture, dated as of March 11, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.875% Senior Notes due 2024 and 5.250% Senior Debentures due 2044 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 11, 2014) (File No. 001-32686).

4.16
Eighteenth Supplemental Indenture, dated as of December 10, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.750% Senior Notes due 2019 and 4.850% Senior Debentures due 2034 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 10, 2014) (File No. 001-32686).

4.17
Nineteenth Supplemental Indenture, dated as of October 4, 2016, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.250% Senior Notes due 2022 and 3.450% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 4, 2016) (File No. 001-32686).

4.18
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

Exhibit No.	Description of Exhibit
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
10.6
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014), and Amendment No.1 dated January 16, 2014 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (both File No. 001-32686).**

10.7
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015), as further amended and restated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Viacom Inc. filed August 4, 2016) (both File No. 001-32686).**

10.8
Viacom Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.9*	Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective November 13, 2018.**
10.10
Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.11	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.11.1
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.11.2
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.11.3
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.11.4
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 8, 2018) (File No. 001-32686).**

10.12
Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.13
Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.14
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.15
Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.16
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.17
Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.18
Employment Agreement between Viacom Inc. and Robert Bakish, dated as of December 12, 2016, as supplemented by Letter Agreement between Viacom Inc. and Robert Bakish, dated as of December 12, 2016 (incorporated by reference to Exhibit 10.4 and Exhibit 10.5, respectively, to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 9, 2017) (File No. 001-32686).**

10.19
Employment Agreement between Viacom Inc. and Christa D’Alimonte, dated as of March 9, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 8, 2018) (File No. 001-32686).**

10.20*
Employment Agreement between Viacom Inc. and Wade Davis, effective as of November 27, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686), as amended by Letter Agreement between Viacom Inc. and Wade Davis, dated as of November 1, 2018.**

10.21
Employment Agreement between Viacom Inc. and DeDe Lea, effective as of November 14, 2016 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 9, 2017) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.22
Employment Agreement between Viacom Inc. and Scott Mills, dated as of January 1, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 8, 2018) (File No. 001-32686).**

10.23
Employment Agreement between Viacom Inc. and Philippe P. Dauman, effective as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).**

10.24
Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010), as amended by Letter Agreement dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 28, 2016), and as further amended by Letter Agreement dated September 21, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed September 21, 2016) (File No. 001-32686).**

10.25
Employment Agreement between Viacom Inc. and Michael D. Fricklas, dated as of October 2, 2009 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Viacom Inc. filed February 11, 2010), as amended by Letter Agreement dated August 6, 2012 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Viacom Inc. filed November 15, 2012), as further amended by Amendment dated May 20, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 6, 2015), and as further amended by the Confidential Settlement and Release Agreement, effective as of August 18, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed August 23, 2016) (File No. 001-32686).**

10.26
Confidential Settlement and Release Agreement, effective as of August 18, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed August 23, 2016) (File No. 001- 32686).

10.27
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.28
Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

21.1*	Subsidiaries of Viacom Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.
24.1*	Powers of Attorney.
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.	Description of Exhibit
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Robert M. Bakish
Robert M. Bakish
President and Chief Executive Officer
Date: November 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer;	November 16, 2018
Robert M. Bakish	Director

/s/ Wade Davis	Executive Vice President,	November 16, 2018
Wade Davis	Chief Financial Officer

/s/ Katherine Gill-Charest	Senior Vice President, Controller and	November 16, 2018
Katherine Gill-Charest	Chief Accounting Officer

*	Chairman of the Board	November 16, 2018
Thomas J. May

*	Vice Chair of the Board	November 16, 2018
Shari Redstone

*	Director	November 16, 2018
Cristiana Falcone Sorrell

*	Director	November 16, 2018
Judith A. McHale

*	Director	November 16, 2018
Ronald L. Nelson

Signature	Title	Date

*	Director	November 16, 2018
Deborah Norville

*	Director	November 16, 2018
Charles E. Phillips, Jr.

*	Director	November 16, 2018
Nicole Seligman

*By:	/s/ Christa A. D’Alimonte	November 16, 2018
Christa A. D’Alimonte Attorney-in-Fact for the Directors