Form 10-Q
period 2018-12-31
Viacom Inc.
filed 2019-02-05
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	Shares Outstanding as of January 31, 2019
Class A common stock, par value $0.001 per share	49,430,901
Class B common stock, par value $0.001 per share	353,639,515

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended December 31,
(in millions, except per share amounts)	2018	2017
Revenues	$3,090	$3,073
Expenses:
Operating	1,683	1,563
Selling, general and administrative	684	739
Depreciation and amortization	50	53
Restructuring and related costs	71	—
Total expenses	2,488	2,355
Operating income	602	718
Interest expense, net	(127)	(147)
Equity in net earnings of investee companies	1	1
Loss on marketable securities	(46)	—
Gain on extinguishment of debt	18	25
Other items, net	(7)	(4)
Earnings from continuing operations before provision for income taxes	441	593
Provision for income taxes	(110)	(42)
Net earnings from continuing operations	331	551
Discontinued operations, net of tax	3	2
Net earnings (Viacom and noncontrolling interests)	334	553
Net earnings attributable to noncontrolling interests	(13)	(16)
Net earnings attributable to Viacom	$321	$537
Amounts attributable to Viacom:
Net earnings from continuing operations	$318	$535
Discontinued operations, net of tax	3	2
Net earnings attributable to Viacom	$321	$537
Basic earnings per share attributable to Viacom:
Continuing operations	$0.79	$1.33
Discontinued operations	0.01	—
Net earnings	$0.80	$1.33
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.79	$1.33
Discontinued operations	0.01	—
Net earnings	$0.80	$1.33
Weighted average number of common shares outstanding:
Basic	403.1	402.5
Diluted	403.5	402.6

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
(in millions)	2018	2017
Net earnings (Viacom and noncontrolling interests)	$334	$553
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(54)	9
Defined benefit pension plans	1	2
Cash flow hedges	2	1
Available-for-sale securities	—	30
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(51)	42
Comprehensive income	283	595
Less: Comprehensive income attributable to noncontrolling interest	10	16
Comprehensive income attributable to Viacom	$273	$579

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$534	$1,557
Receivables, net	3,205	3,141
Inventory, net	829	896
Prepaid and other assets	468	482
Total current assets	5,036	6,076
Property and equipment, net	893	919
Inventory, net	3,930	3,848
Goodwill	11,606	11,609
Intangibles, net	305	313
Other assets	974	1,018
Total assets	$22,744	$23,783
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$305	$433
Accrued expenses	732	848
Participants’ share and residuals	707	719
Program obligations	729	662
Deferred revenue	424	398
Current portion of debt	326	567
Other liabilities	610	427
Total current liabilities	3,833	4,054
Noncurrent portion of debt	8,635	9,515
Participants’ share and residuals	428	523
Program obligations	437	498
Deferred tax liabilities, net	274	296
Other liabilities	1,174	1,186
Redeemable noncontrolling interest	239	246
Commitments and contingencies (Note 6)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.7 and 353.7 outstanding, respectively	—	—
Additional paid-in capital	10,154	10,145
Treasury stock, 393.1 and 393.1 common shares held in treasury, respectively	(20,561)	(20,562)
Retained earnings	18,916	18,561
Accumulated other comprehensive loss	(839)	(737)
Total Viacom stockholders’ equity	7,670	7,407
Noncontrolling interests	54	58
Total equity	7,724	7,465
Total liabilities and equity	$22,744	$23,783

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
(in millions)	2018	2017
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$334	$553
Discontinued operations, net of tax	(3)	(2)
Net earnings from continuing operations	331	551
Reconciling items:
Depreciation and amortization	50	53
Feature film and program amortization	1,082	1,047
Equity-based compensation	9	14
Equity in net earnings and distributions from investee companies	2	4
Deferred income taxes	(36)	(91)
Loss on marketable securities	46	—
Operating assets and liabilities, net of acquisitions:
Receivables	(12)	(93)
Production and programming	(1,125)	(1,191)
Accounts payable and other current liabilities	(78)	(232)
Other, net	(41)	(50)
Net cash provided by operating activities	228	12

INVESTING ACTIVITIES
Acquisitions and investments, net	(14)	(2)
Capital expenditures	(37)	(28)
Proceeds received from asset sales	5	23
Grantor trust proceeds	2	2
Net cash used in investing activities	(44)	(5)

FINANCING ACTIVITIES
Debt repayments	(1,100)	(1,000)
Commercial paper	—	100
Dividends paid	(81)	(80)
Other, net	(21)	(22)
Net cash used in financing activities	(1,202)	(1,002)
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net change in cash and cash equivalents	(1,023)	(995)
Cash and cash equivalents at beginning of period	1,557	1,389
Cash and cash equivalents at end of period	$534	$394

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended December 31, 2017
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2017	402.4	$10,119	$(20,590)	$17,124	$(618)	$6,035	$84	$6,119
Net earnings	—	—	—	537	—	537	16	553
Other comprehensive income, net of income tax expense of $18	—	—	—	—	42	42	—	42
Noncontrolling interests	—	—	—	2	—	2	(19)	(17)
Dividends declared ($0.20 per share for both Class A and B)	—	—	—	(81)	—	(81)	—	(81)
Equity-based compensation and other	0.1	10	5	—	—	15	—	15
December 31, 2017	402.5	$10,129	$(20,585)	$17,582	$(576)	$6,550	$81	$6,631

	Quarter Ended December 31, 2018
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2018	403.1	$10,145	$(20,562)	$18,561	$(737)	$7,407	$58	$7,465
Adoption of New Accounting Pronouncements(1)	—	—	—	113	(54)	59	—	59
Adjusted beginning balance, October 1, 2018	403.1	10,145	(20,562)	18,674	(791)	7,466	58	7,524
Net earnings	—	—	—	321	—	321	13	334
Other comprehensive loss, net of income tax expense of $1	—	—	—	—	(48)	(48)	(3)	(51)
Noncontrolling interests	—	—	—	1	—	1	(14)	(13)
Dividends declared ($0.20 per share for both Class A and B)	—	—	—	(81)	—	(81)	—	(81)
Equity-based compensation and other	—	9	1	1	—	11	—	11
December 31, 2018	403.1	$10,154	$(20,561)	$18,916	$(839)	$7,670	$54	$7,724

(1) Represents the adoption of Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 of the Consolidated Financial Statements for details.

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
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2019 (“fiscal 2019”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2018, as filed with the SEC on November 16, 2018 (the “2018 Form 10-K”).
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
Revenue Recognition
We recognize revenue when control of a good or service is transferred to a customer. We consider control to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service. Significant judgments in the determination of the amount and timing of revenue from contracts with customers include the identification of distinct performance obligations in contracts containing bundled advertising sales and content licenses and the allocation of the consideration among individual performance obligations within these arrangements based on their relative standalone selling prices.
Advertising Revenues: Revenue from the sale of advertising earned by the Media Networks segment is recognized when the advertisement is aired. Advertising revenues are principally generated from the sale of advertising campaigns comprised of multiple commercial units. In contracts with guaranteed impressions, we have identified the overall advertising campaign as the performance obligation to be satisfied over time, and impressions delivered against the satisfaction of our guarantee as the measure of progress. To the extent amounts billed exceed the amount of revenue recognized by applying the measure of progress, such amounts are deferred until the impression guarantee has been satisfied. For arrangements that do not include impression guarantees, the individual spots are the performance obligation, and consideration is allocated among the individual advertising spots based on relative standalone selling prices.
Affiliate Revenues: In the Media Networks segment, content is primarily distributed through its live network feeds via content license arrangements with affiliate partners, including cable television operators, direct-to-home satellite operators and mobile networks.
We also license our content through television, subscription video-on-demand (“SVOD”) and over-the-top (“OTT”) distributors, syndication and transactional video-on-demand. As discussed further in the Filmed Entertainment Revenues section below, revenue associated with these arrangements is recognized upon a transfer of control, which occurs upon delivery and availability for airing by the licensee.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Affiliate revenues from cable television operators, direct-to-home satellite television operators and mobile networks are recognized by the Media Networks segment as the live feeds are provided to the distributor, representing a transfer of control. The performance obligation under such affiliate agreements is a license to our content via the continuous delivery of live linear feeds, and may also include a license to programming for video-on-demand (“VOD”) viewing. Both performance obligations are satisfied ratably over the term of the agreement. The majority of our affiliate revenues relate to sales-based royalties for which we receive a contractual rate per subscriber. Revenue for these contracts is recognized when the sale to the end customer occurs, which is generally concurrent with the delivery of the linear feeds based on the number of subscribers the customer has at the time of delivery.
Consumer Products, Recreation and Live Events Revenues: Revenue associated with consumer products, recreation and live event contracts is typically recognized utilizing contractual royalty rates applied to sales amounts reported by licensees. When consumer products and recreation agreements include minimum guaranteed consideration, revenue is recognized as sales occur by the licensee or ratably if the sales-based consideration is not expected to exceed a minimum guaranteed amount of consideration. For live events, we recognize revenue when the event is held.
Filmed Entertainment Revenues: In the Filmed Entertainment segment, we license our content through theatrical releases, television, SVOD and OTT distributors, and through transactional video-on-demand. We also distribute our films through DVD and Blu-ray sales through wholesale and retail partners.
Revenue from the licensing of film and television exhibition rights, including broadcast and cable television networks, SVOD and other OTT services, is recognized upon a transfer of control, which occurs upon delivery and availability for airing by the licensee. Each individual title delivered represents a separate performance obligation. For renewals or extensions of licensing arrangements, revenue related to the renewal or extension is recognized upon the start of the renewal or extension period to the extent the content has been delivered to the customer. SVOD and other OTT arrangements include content made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the titles and episodes based on relative standalone selling prices. Estimation of standalone selling prices requires judgment, which can impact the timing and amount of revenue that we recognize.
In determining the transaction price of a contract, an adjustment is made if payment from our customer occurs either significantly before or after performance, resulting in a significant financing component. Applying a practical expedient in the new standard, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less.
In transactional video-on-demand and similar arrangements, our performance obligation is to provide the content to our distribution customers that provide our content to end users. These contracts provide for sales-based royalties based on the number of underlying transactions with end users. Revenue for transactional video-on-demand and similar arrangements is recognized as the content is exhibited based on end-customer purchases as reported by distributors. Similarly, revenue from licensing of our content through electronic sell-through means is recognized as each title is downloaded by the end customer, as the customer is able to use the license immediately upon download. For sales of DVDs and Blu-ray discs to wholesalers and retailers, revenue is recognized upon the later of physical delivery to the customer or the date that restrictions on sales by the retailers are lifted.
Theatrical revenue is recognized from theatrical distribution of films during the exhibition period. These agreements take the form of sales-based royalties and revenue is recognized when the sale to the end customer occurs.
Revenue Allowances: We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for sales returns and allowances are recorded as a liability in the Consolidated Balance Sheet. Reserves for accounts receivable are based on amounts estimated to be uncollectible and are recorded as a contra-receivable.
Gross versus Net Revenue: We earn and recognize revenues under certain third-party distribution and outsourced advertising sales agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of which party controls the good or service being transferred to the customer.
Recently Adopted Accounting Pronouncements
Revenue Recognition
On October 1, 2018, we adopted ASC Topic 606 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the previous revenue recognition requirements. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

expects to be entitled to in exchange for those goods or services. The new standard impacts the timing of revenue recognition for renewals and extensions of existing licensing agreements for intellectual property, which are now recognized as revenue when the renewal term begins rather than when the agreement is extended or renewed under previous guidance. We adopted the standard using the modified retrospective method for all contracts not completed as of the date of adoption, which resulted in a cumulative effect adjustment of $106 million to decrease the opening retained earnings balance for our 2019 fiscal year, substantially all related to television license arrangements in our Filmed Entertainment segment.
The following tables present the amount each applicable financial statement line item on our Consolidated Statement of Earnings and Consolidated Balance Sheet would have increased/(decreased) if renewals and extensions of existing licensing agreements for intellectual property were recognized under previous accounting guidance:

Consolidated Statement of Earnings Impact (in millions, except per share amounts)	Quarter Ended December 31, 2018
Revenues	$(11)
Operating expenses	(4)
Operating income	(7)
Provision for income taxes	(2)
Net earnings from continuing operations	$(5)
Net earnings (Viacom and noncontrolling interests)	$(5)
Net earnings attributable to Viacom	$(5)
Basic EPS from continuing operations	$(0.01)
Diluted EPS from continuing operations	$(0.01)

Consolidated Balance Sheet Impact (in millions)	December 31, 2018
ASSETS
Receivables, net	$7
Inventory, net	(15)
Prepaid and other assets	(2)
Other assets	112
LIABILITIES AND EQUITY
Accrued expenses	$10
Participants’ share and residuals (current)	32
Other liabilities (current)	(70)
Deferred revenue	(4)
Participants’ share and residuals (noncurrent)	56
Other liabilities (noncurrent)	(23)
Retained earnings	101

In addition, the adoption of ASC 606 resulted in a classification change on the Consolidated Balance Sheet in which reserves related to sales returns and allowances were reclassified to Other Liabilities - current. Such amount, which was $70 million as of December 31, 2018, was previously presented as a reduction to Receivables, net.
Income Taxes
On October 1, 2018, we adopted ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under the previous GAAP in which the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. Under the modified retrospective method, we recorded a net cumulative adjustment of $165 million to increase the opening retained earnings balance for our 2019 fiscal year, principally related to deferred tax assets that will be amortized over the next 12 to 15 years.
Financial Instruments
On October 1, 2018, we adopted ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. Among other provisions, the new guidance requires the fair value measurement of equity

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

investments. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or to apply a measurement alternative at cost adjusted for changes in observable prices minus impairment. All changes in measurement are recognized in net income. We adopted the standard for our marketable securities using the modified retrospective method, which resulted in a transition adjustment to reclassify $54 million, net of tax, of accumulated other comprehensive income related to our marketable securities to increase the opening retained earnings balance. For our investments without readily determinable fair values, or non-marketable securities, we have adopted the standard prospectively and elected to apply the measurement alternative described above. Gains and losses resulting from the movements in fair value of equity investments are recorded in the Consolidated Statements of Earnings.
Statement of Cash Flows
On October 1, 2018, we adopted ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard impacts our Consolidated Statements of Cash Flows by increasing cash flow from operating activities and decreasing cash flow from financing activities in periods when debt prepayment or debt extinguishment costs are paid. We adopted the standard retrospectively.
Pension Benefits
On October 1, 2018, we adopted ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic cost to be presented in the income statement with other current compensation costs for related employees. The other components of net periodic cost are required to be presented in the income statement outside of operating income. We adopted the standard retrospectively, which resulted in $1 million of other components of net period costs in the quarter ended December 31, 2017 to be reclassified from Selling, general and administrative to Other items, net in the Consolidated Statements of Earnings. As a practical expedient, we used amounts previously disclosed in the prior comparative period’s interim consolidated financial statements as the adjustments that were applied retrospectively.
Accounting Pronouncements Not Yet Adopted
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Subsequently, ASU 2018-19 has been issued that amends and/or clarifies the application of ASU 2016-13. Among other provisions, the ASU introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted. We are currently evaluating the impact of the new standard.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 2. INVENTORY

Inventory (in millions)	December 31, 2018	September 30, 2018
Film inventory:
Released, net of amortization	$575	$454
Completed, not yet released	31	11
In process and other	653	713
	1,259	1,178
Television productions:
Released, net of amortization	4	6
In process and other	224	201
	228	207
Original programming:
Released, net of amortization	1,032	1,124
In process and other	875	757
	1,907	1,881
Acquired program rights, net of amortization	1,301	1,411
Home entertainment inventory	64	67
Total inventory, net	4,759	4,744
Less current portion	829	896
Noncurrent portion	$3,930	$3,848

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. DEBT
Our total debt consists of the following:

Debt (in millions)	December 31, 2018	September 30, 2018
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$221	$550
Senior notes due December 2019, 2.750%	90	252
Senior notes due March 2021, 4.500%	498	497
Senior notes due December 2021, 3.875%	596	596
Senior notes due February 2022, 2.250%	49	102
Senior notes due June 2022, 3.125%	194	194
Senior notes due March 2023, 3.250%	181	181
Senior notes due September 2023, 4.250%	1,240	1,239
Senior notes due April 2024, 3.875%	489	488
Senior notes due October 2026, 3.450%	123	474
Senior debentures due December 2034, 4.850%	86	281
Senior debentures due April 2036, 6.875%	1,068	1,068
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	45	62
Senior debentures due March 2043, 4.375%	1,103	1,102
Senior debentures due June 2043, 4.875%	18	32
Senior debentures due September 2043, 5.850%	1,230	1,230
Senior debentures due April 2044, 5.250%	345	345
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Capital lease and other obligations	26	30
Total debt	8,961	10,082
Less current portion	326	567
Noncurrent portion	$8,635	$9,515

In the quarter ended December 31, 2018, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees.
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
The total unamortized discount and issuance fees and expenses related to our notes and debentures outstanding was $419 million and $431 million as of December 31, 2018 and September 30, 2018, respectively.
Credit Facility
As of December 31, 2018, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. The credit facility is used for general corporate purposes and to support commercial paper outstanding. The credit facility has one principal financial covenant that requires our interest coverage for the most recent four consecutive fiscal quarters to be at least 3.0x, which we met as of December 31, 2018.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below. Net periodic benefit cost, other than service cost, if any, is presented in the Consolidated Statements of Earnings within Other items, net.

Net Periodic Benefit Cost (in millions)	Quarter Ended December 31,
	2018	2017
Interest cost	$10	$9
Expected return on plan assets	(10)	(10)
Recognized actuarial loss	1	2
Net periodic benefit cost	$1	$1

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Quarter Ended December 31,
	2018	2017
Beginning balance	$246	$248
Net earnings	5	7
Distributions	(5)	(6)
Translation adjustment	(6)	2
Redemption value adjustment	(1)	(2)
Ending Balance	$239	$249

NOTE 6. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2018 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $137 million and are recorded as a liability as of December 31, 2018. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
NOTE 7. REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in receivables and contract liabilities in the Consolidated Balance Sheets.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Current receivables were $3.205 billion and $3.117 billion as of December 31, 2018 and October 1, 2018, respectively. Noncurrent receivables are principally related to long-term television license arrangements at Filmed Entertainment and SVOD and other OTT arrangements at Media Networks. Noncurrent receivables, included within Other assets - noncurrent in our Consolidated Balance Sheets, were $326 million and $380 million as of December 31, 2018 and October 1, 2018, respectively. Such amounts are due in accordance with the underlying terms of the respective agreements. We have determined that credit loss allowances are generally not considered necessary for these amounts.
When consideration is received from a customer prior to satisfying, or partially satisfying, a performance obligation under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when control of the products or services is transferred to the customer. Our contract liabilities primarily relate to advertising sales arrangements where revenues have been deferred due to impression guarantees, consumer products arrangements with minimum guarantees and advance payments under content licensing arrangements. Contract liabilities are primarily short term and shown as Deferred revenue in our Consolidated Balance Sheets. Current deferred revenue was $424 million and $402 million as of December 31, 2018 and October 1, 2018, respectively. Noncurrent deferred revenue, included within Other liabilities in our Consolidated Balance Sheets, was $62 million and $67 million as of December 31, 2018 and October 1, 2018, respectively. Revenue recognized in the quarter ended December 31, 2018 relating to contract liabilities as of September 30, 2018 was $136 million.
Performance Obligations Satisfied in Previous Periods
Under certain contracts we provide licenses to functional intellectual property that is recognized based on sales to the end customer. These types of contracts can result in recognition of revenue in a period subsequent to the period in which our performance obligation is satisfied, and are primarily entered into by our Filmed Entertainment reporting segment. We recognized approximately $51 million of revenue during the quarter ended December 31, 2018 from performance obligations satisfied, or partially satisfied, prior to September 30, 2018. These revenues were primarily related to the distribution of film and television content through transactional electronic sell-through and VOD.
Future Performance Obligations
As of December 31, 2018, unrecognized revenues attributable to performance obligations not yet satisfied under various long-term contracts were approximately $3.3 billion. This revenue is generally expected to be recognized over a period of up to 10 years, but the majority will be recognized over the next three years. Our most significant remaining performance obligations relate to film and television content licensing arrangements, as well as affiliate and other arrangements that contain minimum guarantees. The amount disclosed does not include: (i) revenues related to performance obligations that are part of a contract that have an original expected duration of one year or less and (ii) content license contracts for which variable consideration is determined based on the customer's subsequent sale or usage.
NOTE 8. RESTRUCTURING, RELATED COSTS AND PROGRAMMING CHARGES
During fiscal 2018, we launched a program of cost transformation initiatives to improve our margins. We recognized pre-tax charges of $148 million in the quarter ended December 31, 2018 associated with continuing initiatives primarily related to recent management changes and reorganization at Media Networks, comprised of $71 million of restructuring and related costs and $77 million of programming charges. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties, related costs comprised of third-party professional services and programming charges. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statement of Earnings.

Restructuring, Related Costs and Programming Charges (in millions)	Quarter Ended December 31, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$23	$14	$4	$41
Exit costs	27	—	—	27
Other related costs	—	—	3	3
Restructuring and related costs	50	14	7	71
Programming	74	3	—	77
Total	$124	$17	$7	$148

(1) Includes equity-based compensation expense of $1 million in the quarter ended December 31, 2018.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our severance liability by reportable segment is as follows:

Severance Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2018	$149	$23	$23	$195
Accruals	22	14	4	40
Severance payments	(37)	(15)	(11)	(63)
December 31, 2018	$134	$22	$16	$172

As of December 31, 2018, of the remaining $172 million liability, $124 million was classified within Other liabilities – current in the Consolidated Balance Sheets, with the remaining $48 million classified within Other liabilities – noncurrent. We expect to complete these restructuring actions in fiscal 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms. In addition, we made payments related to exit costs of $6 million in the quarter ended December 31, 2018.
NOTE 9. INCOME TAXES
As of December 31, 2018, all relevant provisions of the Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, became applicable to us. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, provided a measurement period of one year from the date of enactment for which provisional amounts could be recorded. As of one year from enactment, we completed our analysis with regard to the Act and therefore do not have any remaining provisional amounts recorded in the Consolidated Balance Sheet. As guidance regarding the Act continues to be forthcoming, the application of such guidance may result in additional charges to our income tax provision. We have also elected to account for the effects of global intangible low tax income as a component of income tax expense in the period the tax arises.
Our effective income tax rate was 24.9% in the quarter ended December 31, 2018. A net discrete tax benefit on the restructuring and related costs, programming charges, loss on marketable securities and gain on extinguishment of debt, increased the effective income tax rate by 0.4 percentage points in the quarter.
Our effective income tax rate was 7.1% in the quarter ended December 31, 2017, which included a net discrete tax benefit of $103 million, consisting of $101 million related to the U.S. enactment of the Act and $2 million of other net discrete tax items. When taken together with the discrete tax impact of the gain on debt extinguishment, the effective income tax rate was reduced by 17.4 percentage points.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended December 31,
	2018	2017
Weighted average number of common shares outstanding, basic	403.1	402.5
Dilutive effect of equity awards	0.4	0.1
Weighted average number of common shares outstanding, diluted	403.5	402.6

Anti-dilutive common shares	19.8	19.1

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Quarter Ended December 31,
	2018	2017
Cash paid for interest	$104	$123
Cash paid for income taxes	$36	$24
Equity Awards
During the quarter ended December 31, 2018, we granted 2.9 million stock options and 2.0 million performance and restricted share units to employees with a weighted average grant date fair value of $7.31 and $31.15 per share, respectively.
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
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $63 million in assets and $4 million in liabilities as of December 31, 2018, and $72 million in assets and $5 million in liabilities as of September 30, 2018. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
NOTE 12. FAIR VALUE MEASUREMENTS
The fair value of our marketable securities was $34 million and $80 million as of December 31, 2018 and September 30, 2018, respectively, which is included within Other assets, noncurrent on our Consolidated Balance Sheets, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy). The carrying value of non-marketable equity investments was $89 million as of December 31, 2018.
The fair value of our notes and debentures outstanding was approximately $8.9 billion and $10.5 billion as of December 31, 2018 and September 30, 2018, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was a liability of $11 million and $8 million as of December 31, 2018 and September 30, 2018, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy).
The notional value of all foreign exchange contracts was $670 million and $642 million as of December 31, 2018 and September 30, 2018, respectively. As of December 31, 2018, $455 million related to future production costs and $215 million related to our foreign currency balances. As of September 30, 2018, $345 million related to future production costs and $297 million related to our foreign currency balances.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Segment (in millions)	Quarter Ended December 31,
	2018	2017
Media Networks	$2,498	$2,560
Filmed Entertainment	621	544
Eliminations	(29)	(31)
Total revenues	$3,090	$3,073

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended December 31,
	2018	2017
Media Networks	$913	$914
Filmed Entertainment	(90)	(130)
Corporate expenses	(60)	(55)
Eliminations	(4)	3
Equity-based compensation	(9)	(14)
Restructuring, related costs and programming charges (1)	(148)	—
Operating income	602	718
Interest expense, net	(127)	(147)
Equity in net earnings of investee companies	1	1
Loss on marketable securities	(46)	—
Gain on extinguishment of debt	18	25
Other items, net	(7)	(4)
Earnings from continuing operations before provision for income taxes	$441	$593

(1) Includes equity-based compensation expense of $1 million in the quarter ended December 31, 2018.

Total Assets (in millions)	December 31, 2018	September 30, 2018

Media Networks	$17,464	$17,576
Filmed Entertainment	5,427	5,297
Corporate/Eliminations	(147)	910
Total assets	$22,744	$23,783

During the first quarter of fiscal 2019, we changed our presentation of revenues by component to better align the revenue classification to the inherent nature of the underlying revenue transactions. Amounts previously reported as ancillary revenues in Media Networks were renamed to consumer products, recreation and live events. Further, certain components of Media Networks revenue, including syndication and download-to-own revenues, previously reported within ancillary revenues were reclassified to affiliate revenues. Amounts previously reported as feature film revenues in Filmed Entertainment were disaggregated among (i) theatrical, (ii) home entertainment and (iii) licensing. Prior period amounts have been recast to conform to the current presentation.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Component (in millions)	Quarter Ended December 31,
	2018	2017
Media Networks
Advertising	$1,230	$1,308
Affiliate	1,169	1,139
Consumer products, recreation and live events	99	113
Filmed Entertainment
Theatrical	149	100
Home entertainment	178	183
Licensing	220	213
Ancillary	74	48
Eliminations	(29)	(31)
Total revenues	$3,090	$3,073

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
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its movie theaters from all major studios, including Paramount. During the quarters ended December 31, 2018 and 2017, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amount of approximately $1 million in both periods.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Quarter Ended December 31,
	2018	2017
Consolidated Statements of Earnings
Revenues	$35	$44
Operating expenses	$36	$52

	December 31, 2018	September 30, 2018
Consolidated Balance Sheets
Accounts receivable	$5	$7

Accounts payable	$1	$—
Participants’ share and residuals, current	59	58
Program obligations, current	25	38
Program obligations, noncurrent	34	32
Other liabilities	1	2
Total due to CBS	$120	$130

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and distribution of films, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended December 31,
	2018	2017
Consolidated Statements of Earnings
Revenues	$15	$4
Operating expenses	$3	$2

	December 31, 2018	September 30, 2018
Consolidated Balance Sheets
Accounts receivable	$46	$43
Other assets	3	3
Total due from other related parties	$49	$46

Accounts payable	$8	$7
Participants’ share and residuals, current	1	—
Other liabilities	—	2
Total due to other related parties	$9	$9

All other related party transactions were not material in the periods presented.
NOTE 15. SUBSEQUENT EVENT
On January 22, 2019, we announced that we entered into a definitive agreement to acquire Pluto TV, a free streaming television service in the U.S., for $340 million in cash. The transaction is subject to customary closing conditions and regulatory approval and expected to close in the quarter ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and related notes to enhance the understanding of our results of operations, financial condition and cash flows. Additional context can also be found in our Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission (“SEC”) on November 16, 2018 (the “2018 Form 10-K”). References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
Overview: The overview section provides a summary of our business.
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter ended December 31, 2018, compared with the quarter ended December 31, 2017. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the quarter ended December 31, 2018, compared with the quarter ended December 31, 2017, and of our outstanding debt, commitments and contingencies existing as of December 31, 2018.
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
Our Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire, distribute and sell programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming, on-demand and transactional bases, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also delivers advertising and marketing services, including under our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Media Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third-party distributors.
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
Media Networks
Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from distributors of our programming and program services and (iii) consumer products, recreation and live events.

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
RESULTS OF OPERATIONS
Summary Consolidated Results of Operations

	Quarter Ended December 31,		Better/(Worse)
(in millions, except per share amounts)	2018	2017	$	%
GAAP
Revenues	$3,090	$3,073	$17	1%
Operating income	602	718	(116)	(16)
Net earnings from continuing operations attributable to Viacom	318	535	(217)	(41)
Diluted earnings per share from continuing operations	0.79	1.33	(0.54)	(41)

Non-GAAP*
Adjusted operating income	$750	$718	$32	4%
Adjusted net earnings from continuing operations attributable to Viacom	453	413	40	10
Adjusted diluted earnings per share from continuing operations	1.12	1.03	0.09	9

* See “Factors Affecting Comparability” section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
Factors Affecting Comparability
The Consolidated Financial Statements reflect our results of operations, financial position and cash flows reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results have been affected by certain items identified as affecting comparability. Accordingly, when applicable, we use non-GAAP measures such as consolidated adjusted operating income, adjusted earnings from continuing operations before provision for income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, among other measures, to evaluate our actual operating performance and for planning and forecasting of future periods. In addition, because foreign currency headwinds can be significant and unpredictable and are outside of our control, we are providing certain financial information excluding the impact of currency fluctuations in order to provide a clearer view of our operating performance. We believe that these adjusted measures provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before provision for income taxes, provision for income taxes, net earnings from continuing operations attributable to Viacom and diluted EPS from continuing operations as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

The following tables reconcile our reported results (GAAP) to our adjusted results (non-GAAP) for the quarters ended December 31, 2018 and 2017. The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended December 31, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$602	$441	$110	$318	$0.79
Factors Affecting Comparability:
Restructuring, related costs and programming charges	148	148	34	114	0.28
Gain on extinguishment of debt	—	(18)	(4)	(14)	(0.03)
Loss on marketable securities	—	46	11	35	0.08
Adjusted results (Non-GAAP)	$750	$617	$151	$453	$1.12

(in millions, except per share amounts)
	Quarter Ended December 31, 2017
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$718	$593	$42	$535	$1.33
Factors Affecting Comparability:
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Discrete tax benefit	—	—	103	(103)	(0.25)
Adjusted results (Non-GAAP)	$718	$568	$139	$413	$1.03

Restructuring, related costs and programming charges: During fiscal 2018, we launched a program of cost transformation initiatives to improve our margins. We recognized pre-tax charges of $148 million in the quarter ended December 31, 2018 associated with continuing initiatives primarily related to recent management changes and reorganization at Media Networks, comprised of $71 million of restructuring and related costs and $77 million of programming charges. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statements of Earnings.
Our cost transformation initiatives are expected to give rise to over $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020. In connection with completing our cost transformation initiatives, we expect to incur additional exit costs in the second quarter of 2019 of approximately $20 million.

Restructuring, Related Costs and Programming Charges (in millions)	Quarter Ended December 31, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$23	$14	$4	$41
Exit costs	27	—	—	27
Other related costs	—	—	3	3
Restructuring and related costs	50	14	7	71
Programming	74	3	—	77
Total	$124	$17	$7	$148

Gain on extinguishment of debt: We redeemed senior notes and debentures totaling $1.128 billion in the quarter ended December 31, 2018. As a result, we recognized a pre-tax extinguishment gain of $18 million in the Consolidated Statements of Earnings.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

We redeemed senior notes and debentures totaling $1.039 billion in the quarter ended December 31, 2017. As a result of these transactions, we recognized a pre-tax extinguishment gain of $25 million in the Consolidated Statements of Earnings.
Loss on marketable securities: In the quarter ended December 31, 2018, we recorded a non-operating loss on marketable securities of $46 million in the Consolidated Statements of Earnings pursuant to our adoption of Accounting Standards Update 2016-01, which requires the changes in fair value measurement of marketable securities to be recognized in the Consolidated Statements of Earnings.
Discrete taxes: Discrete tax benefits for the quarter ended December 31, 2017 were principally related to the U.S. enactment of the Tax Cuts and Jobs Act.
Consolidated Results of Operations
The consolidated results discussed below should be read in conjunction with the “Segment Results of Operations” section.
Revenues
Worldwide revenues increased $17 million, or 1%, to $3.090 billion in the quarter ended December 31, 2018. Filmed Entertainment revenues increased $77 million, or 14%, reflecting the number and mix of theatrical releases and increased ancillary revenues. Media Networks revenues decreased $62 million, or 2%, principally driven by the unfavorable impact of foreign exchange on our international revenues. Domestic revenues were substantially flat, with higher affiliate revenues substantially offset by lower revenues from advertising and consumer products, recreation and live events.
Expenses
Total expenses increased $133 million, or 6%, to $2.488 billion in the quarter ended December 31, 2018, primarily related to restructuring, related costs and programming charges of $148 million, as described in more detail in “Factors Affecting Comparability”. Filmed Entertainment expenses increased $37 million, or 5%, primarily reflecting higher theatrical distribution costs to support our current quarter releases. Media Networks expenses decreased $61 million, or 4%, principally driven by lower SG&A expenses.
Operating
Operating expenses increased $120 million, or 8%, to $1.683 billion in the quarter. Consolidated operating expenses included programming charges of $77 million, as described in more detail in “Factors Affecting Comparability”. Filmed Entertainment operating expenses increased $40 million, or 7%. Media Networks operating expenses were substantially flat.
Selling, General and Administrative
SG&A expenses decreased $55 million, or 7%, to $684 million in the quarter. SG&A expenses include a 4-percentage point benefit of cost savings from our restructuring activities. Media Networks SG&A expenses decreased $55 million, or 9%. Filmed Entertainment SG&A expenses decreased $2 million, or 2%.
Restructuring and Related Costs
Restructuring and related costs of $71 million were recognized in the quarter, as described in more detail in “Factors Affecting Comparability”.
Operating Income
Operating income decreased $116 million, or 16%, to $602 million in the quarter ended December 31, 2018, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $32 million, or 4%, to $750 million, including a 2-percentage point unfavorable impact of foreign exchange. Filmed Entertainment adjusted operating results improved by $40 million, or 31%. Media Networks adjusted operating income was substantially flat at $913 million.
Income Taxes
As of December 31, 2018, all relevant provisions of the Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, became applicable to us. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, provided a measurement period of one year from the date of enactment for which provisional amounts could be recorded. As of one year from enactment, we completed our analysis with regard to the Act and therefore do not have any remaining provisional amounts recorded in the Consolidated Balance Sheet. As guidance regarding the Act continues to be forthcoming, the application of such guidance may result in additional charges to our income tax provision. We have also elected to account for the effects of global intangible low tax income as a component of income tax expense in the period the tax arises.
Our effective income tax rate was 24.9% in the quarter ended December 31, 2018. The net discrete tax benefit of the items discussed in “Factors Affecting Comparability” increased the effective income tax rate by 0.4 percentage points in the quarter.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Our effective income tax rate was 7.1% in the quarter ended December 31, 2017, which included a net discrete tax benefit of $103 million, consisting of $101 million related to the U.S. enactment of the Act and $2 million of other net discrete tax items. When taken together with the discrete tax impact of the items discussed in “Factors Affecting Comparability”, the effective income tax rate was reduced by 17.4 percentage points.
Excluding the impact of discrete items, our adjusted effective income tax rate was 24.5% in both periods.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $217 million, or 41%, to $318 million in the quarter ended December 31, 2018, primarily due to the after-tax impact of the programming charges, restructuring and related costs and loss on marketable securities in the quarter, as well as lapping the discrete tax benefit in the prior year from enactment of the Act. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $40 million, or 10%, to $453 million, reflecting the operating results discussed above, as well as a reduction in interest expense.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations decreased $0.54 per diluted share to $0.79 in the quarter, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.09 per diluted share to $1.12, including a $0.04 unfavorable impact of foreign exchange.
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
During the first quarter of fiscal 2019, we changed our presentation of revenues by component to better align the revenue classification to the inherent nature of the underlying revenue transactions. Amounts previously reported as ancillary revenues in Media Networks were renamed to consumer products, recreation and live events. Further, certain components of Media Networks revenue, including syndication and download-to-own revenues, previously reported within ancillary revenues were reclassified to affiliate revenues. Prior period amounts have been recast to conform to the current presentation.
Media Networks

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2018	2017	$	%
Revenues by Component
Advertising	$1,230	$1,308	$(78)	(6)%
Affiliate	1,169	1,139	30	3
Consumer products, recreation and live events	99	113	(14)	(12)
Total revenues by component	2,498	2,560	(62)	(2)
Expenses
Operating	1,008	1,013	5	—
Selling, general and administrative	537	592	55	9
Depreciation and amortization	40	41	1	2
Total expenses	1,585	1,646	61	4
Adjusted Operating Income	$913	$914	$(1)	—%

Revenues
Worldwide revenues decreased $62 million, or 2%, to $2.498 billion in the quarter ended December 31, 2018, including a 2-percentage point unfavorable impact of foreign exchange. Domestic revenues remained substantially flat at $1.933 billion, due to increased affiliate revenues that were offset by lower advertising and consumer products, recreation and live events revenues. International revenues decreased $66 million, or 10%, to $565 million, driven by the unfavorable impact of foreign exchange. Excluding a 10-percentage point unfavorable impact from foreign exchange, international revenues were substantially flat.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Advertising
Worldwide advertising revenues decreased $78 million, or 6%, to $1.230 billion in the quarter. Worldwide advertising revenues include a 4-percentage point unfavorable impact from foreign exchange in the quarter. Domestic advertising revenues decreased $30 million, or 3%, to $907 million, principally reflecting lower linear impressions, partially offset by higher pricing and growth in revenues from advanced marketing solutions, which increased 54%. International advertising revenues decreased $48 million, or 13%, to $323 million. Excluding a 13-percentage point unfavorable impact from foreign exchange, international advertising revenues were substantially flat.
Affiliate
Worldwide affiliate revenues increased $30 million, or 3%, to $1.169 billion in the quarter. Worldwide affiliate revenues include a 1-percentage point unfavorable impact from foreign exchange. Domestic affiliate revenues increased $44 million, or 5%, to $969 million, primarily driven by contractual rate increases, partially offset by subscriber declines, as well as increased over-the-top and studio production revenues. International affiliate revenues decreased $14 million, or 7%, to $200 million. Excluding a 7-percentage point unfavorable impact from foreign exchange, international affiliate revenues were substantially flat.
Consumer Products, Recreation and Live Events
Worldwide consumer products, recreation and live events revenues decreased $14 million, or 12%, to $99 million in the quarter as the prior year benefited from the release of the South Park: The Fractured But Whole video game. Worldwide consumer products, recreation and live events revenues include a 2-percentage point unfavorable impact from foreign exchange. Domestic consumer products, recreation and live events revenues decreased $10 million, or 15%, to $57 million, while international decreased $4 million, or 9%, to $42 million. Excluding a 7-percentage point unfavorable impact from foreign exchange, international consumer products, recreation and live events revenues decreased 2%.
Expenses
Media Networks segment expenses decreased $61 million, or 4%, to $1.585 billion in the quarter ended December 31, 2018.
Operating
Operating expenses were substantially flat at $1.008 billion in the quarter. Production and programming costs decreased $21 million, or 2%, to $880 million, impacted by the timing of original programming premieres. Distribution and other expenses increased $16 million, or 14%, primarily driven by costs related to growth initiatives.
Selling, General and Administrative
SG&A expenses decreased $55 million, or 9%, to $537 million in the quarter, primarily driven by lower advertising and promotion expenses and cost savings from our restructuring initiatives. SG&A expenses include a 5-percentage point benefit of savings from our cost transformation initiatives implemented in fiscal year 2018.
Adjusted Operating Income
Adjusted operating income was substantially flat at $913 million in the quarter ended December 31, 2018, including a 2-percentage point unfavorable impact of foreign exchange, reflecting the operating results discussed above.
Filmed Entertainment

	Quarter Ended December 31,		Better/(Worse)
(in millions)	2018	2017	$	%
Revenues by Component
Theatrical	$149	$100	$49	49%
Home entertainment	178	183	(5)	(3)
Licensing	220	213	7	3
Ancillary	74	48	26	54
Total revenues by component	621	544	77	14
Expenses
Operating	623	583	(40)	(7)
Selling, general and administrative	79	81	2	2
Depreciation and amortization	9	10	1	10
Total expenses	711	674	(37)	(5)
Adjusted Operating Loss	$(90)	$(130)	$40	31%

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Revenues
Worldwide revenues increased $77 million, or 14%, to $621 million in the quarter ended December 31, 2018. Domestic revenues increased $96 million, or 36%, to $366 million, primarily due to increased licensing, theatrical and home entertainment revenues. International revenues decreased $19 million, or 7% to $255 million, primarily due to lower licensing and home entertainment revenues, partially offset by increased theatrical and ancillary revenues. Foreign exchange had a 4-percentage point unfavorable impact on international revenues.
Theatrical
Worldwide theatrical revenues increased $49 million, or 49%, to $149 million in the quarter, principally driven by the release of Bumblebee, Instant Family, Overlord and Nobody’s Fool, compared with Daddy’s Home 2 and Downsizing in the prior year. Worldwide theatrical revenues include a 4-percentage point unfavorable impact from foreign exchange. Domestic and international theatrical revenues increased $27 million, or 44%, and $22 million, or 58%, respectively, reflecting the strong performance of current quarter releases. Foreign exchange had a 10-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $5 million, or 3%, to $178 million in the quarter, primarily reflecting a decrease in the sales of our DVDs and Blu-ray discs, partially offset by an increase in download-to-own and electronic video-on-demand sales. Worldwide home entertainment revenues include a 2-percentage point unfavorable impact from foreign exchange. Significant current quarter releases include Mission: Impossible - Fallout compared with carryover revenues from Transformers: The Last Knight and Baywatch in the prior year. Domestic home entertainment revenues increased $12 million, or 12%, to $111 million, reflecting strong performance from Mission: Impossible - Fallout, while international home entertainment revenues decreased $17 million, or 20%, to $67 million. Foreign exchange had a 3-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Worldwide licensing revenues increased $7 million, or 3%, to $220 million in the quarter. Worldwide licensing revenues include a 2-percentage point unfavorable impact from foreign exchange. Domestic licensing revenues increased $53 million, or 71%, to $128 million, primarily driven by the current quarter release of The Haunting of Hill House. International licensing revenues decreased $46 million, or 33%, to $92 million, due to the mix of titles available in each market. Foreign exchange had a 2-percentage point unfavorable impact on international licensing revenues.
Ancillary
Worldwide ancillary revenues increased $26 million, or 54%, to $74 million in the quarter, substantially driven by higher international theme park revenues. Domestic and international ancillary revenues increased $4 million, or 12%, and $22 million, or 157%, respectively.
Expenses
Filmed Entertainment segment expenses increased $37 million, or 5%, to $711 million in the quarter ended December 31, 2018.
Operating
Operating expenses increased $40 million, or 7%, to $623 million in the quarter. Distribution and other costs, principally advertising and print expenses, increased $66 million, or 25%, primarily driven by higher theatrical distribution costs to support our current quarter releases. Film costs decreased $26 million, or 8%.
Selling, General and Administrative
SG&A expenses decreased $2 million, or 2%, to $79 million in the quarter, driven by lower incentive compensation costs.
Adjusted Operating Loss
Adjusted operating loss was $90 million in the quarter ended December 31, 2018 compared with $130 million in the prior year, an improvement of $40 million, or 31%, reflecting the operating results discussed above. Operating losses reflect the recognition of advertising and print expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.

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
Cash Flows
Cash and cash equivalents were $534 million as of December 31, 2018, which decreased $1.023 billion compared with September 30, 2018. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures. Free cash flow is a non-GAAP measure. Management believes the use of this measure provides investors with an important perspective on our liquidity, including our ability to service debt and make investments in our businesses.

Change in cash and cash equivalents (in millions)	Quarter Ended December 31,		Better/(Worse)
	2018	2017	$
Net cash provided by operating activities	$228	$12	$216
Net cash used in investing activities	(44)	(5)	(39)
Net cash used in financing activities	(1,202)	(1,002)	(200)
Effect of exchange rate changes on cash and cash equivalents	(5)	—	(5)
Decrease in cash and cash equivalents	$(1,023)	$(995)	$(28)
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities (GAAP)	$228	$12	$216
Capital expenditures	(37)	(28)	(9)
Free cash flow (Non-GAAP)	$191	$(16)	$207

Operating Activities
Cash provided by operating activities increased $216 million for the quarter ended December 31, 2018, primarily reflecting the impact of favorable working capital requirements.
Investing Activities
Cash used in investing activities increased $39 million for the quarter ended December 31, 2018, principally reflecting higher acquisition and investment activity, capital expenditures, and a decrease in proceeds received from asset sales.
Financing Activities
Cash used in financing activities increased $200 million for the quarter ended December 31, 2018, primarily reflecting the impact of the current and prior year debt transactions.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Capital Resources
Capital Structure and Debt
Total debt was $8.961 billion as of December 31, 2018, a decrease of $1.121 billion from $10.082 billion as of September 30, 2018.
In the quarter ended December 31, 2018, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees.
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
The subordination, interest deferral option and extended term of the junior subordinated debentures provide significant credit protection measures for senior creditors and as a result of these features, the debentures received a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
Credit Facility
As of December 31, 2018, there were no amounts outstanding under our $2.5 billion revolving credit facility due November 2019. See Note 3 to the Consolidated Financial Statements for further information.
Commitments and Contingencies
See Note 6 to the Consolidated Financial Statements for information regarding our commitments and contingencies.
OTHER MATTERS
Related Parties
In the ordinary course of business, we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 14 to the Consolidated Financial Statements.
Recent Pronouncements and Adoption of New Accounting Standards
See Note 1 to the Consolidated Financial Statements for further information on recently issued and adopted accounting and reporting standards.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause future results, performance or achievements to differ. These risks, uncertainties and other factors include, among others: technological developments, alternative content offerings and their effects in our markets and on consumer behavior; competition for content, audiences, advertising and distribution in a swiftly consolidating industry; the public acceptance of our brands, programs, films and other entertainment content on the various platforms on which they are distributed; the impact on our advertising revenues of declines in linear television viewing, deficiencies in audience measurement and advertising market conditions; the potential for loss of carriage or other reduction in the distribution of our content; evolving cybersecurity and similar risks; the failure, destruction or breach of our critical satellites or facilities; content theft; increased costs for programming, films and other rights; the loss of key talent; domestic and global political, economic and/or regulatory factors affecting our businesses generally; volatility in capital markets or a decrease in our debt ratings; a potential inability to realize the anticipated goals underlying our ongoing investments in new businesses, products, services and technologies; fluctuations in our results due to the timing, mix, number and availability of our films and other programming; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our 2018 Form 10-K and reports on Form 10-Q and Form 8-K. The forward-looking statements included in this document are made only as of the date of this document, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Since our 2018 Form 10-K, there have been no material developments in the material legal proceedings in which we are involved.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in our 2018 Form 10-K to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Viacom Inc. 2016 Long-Term Management Incentive Plan: 2019 Terms and Conditions to the Performance Share Units Certificate.**

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: February 5, 2019	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: February 5, 2019	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller and Chief Accounting Officer