Form 10-Q
period 2019-03-31
Viacom Inc.
filed 2019-05-10
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	VIA	NASDAQ Global Select Market
Class B common stock, par value $0.001 per share	VIAB	NASDAQ Global Select Market
The number of Class A common stock, par value $0.001 per share outstanding at April 30, 2019 was 49,430,635. The number of Class B common stock, par value $0.001 per share outstanding at April 30, 2019 was 353,644,397.

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$2,958	$3,148	$6,048	$6,221
Expenses:
Operating	1,524	1,681	3,207	3,244
Selling, general and administrative	743	771	1,427	1,510
Depreciation and amortization	54	55	104	108
Restructuring and related costs	24	185	95	185
Legal settlement	40	—	40	—
Total expenses	2,385	2,692	4,873	5,047
Operating income	573	456	1,175	1,174
Interest expense, net	(118)	(143)	(245)	(290)
Equity in net earnings of investee companies	—	2	1	3
Gain/(loss) on marketable securities	38	—	(8)	—
Gain on extinguishment of debt	—	—	18	25
Other items, net	(5)	(28)	(12)	(32)
Earnings from continuing operations before provision for income taxes	488	287	929	880
Provision for income taxes	(120)	(23)	(230)	(65)
Net earnings from continuing operations	368	264	699	815
Discontinued operations, net of tax	13	10	16	12
Net earnings (Viacom and noncontrolling interests)	381	274	715	827
Net earnings attributable to noncontrolling interests	(5)	(8)	(18)	(24)
Net earnings attributable to Viacom	$376	$266	$697	$803
Amounts attributable to Viacom:
Net earnings from continuing operations	$363	$256	$681	$791
Discontinued operations, net of tax	13	10	16	12
Net earnings attributable to Viacom	$376	$266	$697	$803
Basic earnings per share attributable to Viacom:
Continuing operations	$0.90	$0.64	$1.69	$1.97
Discontinued operations	0.03	0.02	0.04	0.03
Net earnings	$0.93	$0.66	$1.73	$2.00
Diluted earnings per share attributable to Viacom:
Continuing operations	$0.90	$0.64	$1.69	$1.96
Discontinued operations	0.03	0.02	0.04	0.03
Net earnings	$0.93	$0.66	$1.73	$1.99
Weighted average number of common shares outstanding:
Basic	403.3	402.6	403.2	402.5
Diluted	403.7	402.9	403.6	402.7

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Net earnings (Viacom and noncontrolling interests)	$381	$274	$715	$827
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	12	44	(42)	53
Defined benefit pension plans	—	1	1	3
Cash flow hedges	2	(1)	4	—
Available-for-sale securities	—	(17)	—	13
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	14	27	(37)	69
Comprehensive income	395	301	678	896
Less: Comprehensive income attributable to noncontrolling interest	8	8	18	24
Comprehensive income attributable to Viacom	$387	$293	$660	$872

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$486	$1,557
Receivables, net	3,088	3,141
Inventory, net	855	896
Prepaid and other assets	571	482
Total current assets	5,000	6,076
Property and equipment, net	895	919
Inventory, net	3,919	3,848
Goodwill	11,888	11,609
Intangibles, net	341	313
Other assets	1,050	1,018
Total assets	$23,093	$23,783
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$394	$433
Accrued expenses	772	848
Participants’ share and residuals	729	719
Program obligations	732	662
Deferred revenue	464	398
Current portion of debt	322	567
Other liabilities	459	427
Total current liabilities	3,872	4,054
Noncurrent portion of debt	8,637	9,515
Participants’ share and residuals	415	523
Program obligations	380	498
Deferred tax liabilities, net	319	296
Other liabilities	1,192	1,186
Redeemable noncontrolling interest	253	246
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 353.9 and 353.7 outstanding, respectively	—	—
Additional paid-in capital	10,161	10,145
Treasury stock, 392.8 and 393.1 common shares held in treasury, respectively	(20,554)	(20,562)
Retained earnings	19,197	18,561
Accumulated other comprehensive loss	(828)	(737)
Total Viacom stockholders’ equity	7,976	7,407
Noncontrolling interests	49	58
Total equity	8,025	7,465
Total liabilities and equity	$23,093	$23,783

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$715	$827
Discontinued operations, net of tax	(16)	(12)
Net earnings from continuing operations	699	815
Reconciling items:
Depreciation and amortization	104	108
Feature film and program amortization	2,086	2,245
Equity-based compensation	26	35
Deferred income taxes	22	(11)
Loss on marketable securities	8	—
Operating assets and liabilities, net of acquisitions:
Receivables	110	(56)
Production and programming	(2,155)	(2,376)
Accounts payable and other current liabilities	(188)	(467)
Other, net	7	6
Net cash provided by operating activities	719	299

INVESTING ACTIVITIES
Acquisitions and investments, net	(391)	(71)
Capital expenditures	(77)	(64)
Proceeds received from asset sales	5	44
Grantor trust proceeds	3	4
Net cash used in investing activities	(460)	(87)

FINANCING ACTIVITIES
Debt repayments	(1,100)	(1,000)
Dividends paid	(161)	(161)
Exercise of stock options	—	2
Other, net	(65)	(53)
Net cash used in financing activities	(1,326)	(1,212)
Effect of exchange rate changes on cash and cash equivalents	(4)	28
Net change in cash and cash equivalents	(1,071)	(972)
Cash and cash equivalents at beginning of period	1,557	1,389
Cash and cash equivalents at end of period	$486	$417

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended March 31, 2019
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2018	403.1	$10,154	$(20,561)	$18,916	$(839)	$7,670	$54	$7,724
Net earnings	—	—	—	376	—	376	5	381
Other comprehensive income, net of income tax expense of $0	—	—	—	—	11	11	3	14
Noncontrolling interests	—	—	—	(10)	—	(10)	(13)	(23)
Dividends declared ($0.20 per share for both Class A and B)	—	—	—	(82)	—	(82)	—	(82)
Equity-based compensation and other	0.2	7	7	(3)	—	11	—	11
March 31, 2019	403.3	$10,161	$(20,554)	$19,197	$(828)	$7,976	$49	$8,025

	Six Months Ended March 31, 2019
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2018	403.1	$10,145	$(20,562)	$18,561	$(737)	$7,407	$58	$7,465
Adoption of New Accounting Pronouncements(1)	—	—	—	113	(54)	59	—	59
Adjusted beginning balance, October 1, 2018	403.1	10,145	(20,562)	18,674	(791)	7,466	58	7,524
Net earnings	—	—	—	697	—	697	18	715
Other comprehensive loss, net of income tax expense of $1	—	—	—	—	(37)	(37)	—	(37)
Noncontrolling interests	—	—	—	(9)	—	(9)	(27)	(36)
Dividends declared ($0.40 per share for both Class A and B)	—	—	—	(163)	—	(163)	—	(163)
Equity-based compensation and other	0.2	16	8	(2)	—	22	—	22
March 31, 2019	403.3	$10,161	$(20,554)	$19,197	$(828)	$7,976	$49	$8,025

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

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)
(Unaudited)

	Quarter Ended March 31, 2018
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2017	402.5	$10,129	$(20,585)	$17,582	$(576)	$6,550	$81	$6,631
Net earnings	—	—	—	266	—	266	8	274
Other comprehensive income, net of income tax benefit of $5	—	—	—	—	27	27	—	27
Noncontrolling interests	—	—	—	(5)	—	(5)	(15)	(20)
Dividends declared ($0.20 per share for both Class A and B)	—	—	—	(81)	—	(81)	—	(81)
Equity-based compensation and other	0.1	18	5	—	—	23	—	23
March 31, 2018	402.6	$10,147	$(20,580)	$17,762	$(549)	$6,780	$74	$6,854

	Six Months Ended March 31, 2018
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2017	402.4	$10,119	$(20,590)	$17,124	$(618)	$6,035	$84	$6,119
Net earnings	—	—	—	803	—	803	24	827
Other comprehensive income, net of income tax expense of $13	—	—	—	—	69	69	—	69
Noncontrolling interests	—	—	—	(3)	—	(3)	(34)	(37)
Dividends declared ($0.40 per share for both Class A and B)	—	—	—	(162)	—	(162)	—	(162)
Equity-based compensation and other	0.2	28	10	—	—	38	—	38
March 31, 2018	402.6	$10,147	$(20,580)	$17,762	$(549)	$6,780	$74	$6,854

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
Unaudited Interim Financial Statements
The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results expected for the fiscal year ending September 30, 2019 (“fiscal 2019”) or any future period. These financial statements should be read in conjunction with our Form 10-K for the year ended September 30, 2018, as filed with the SEC on November 16, 2018 (the “2018 Form 10-K”).
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Affiliate revenues from cable television operators, direct-to-home satellite television operators and mobile networks are recognized by the Media Networks segment as the live feeds are provided to the distributor, representing a transfer of control. The performance obligation under such affiliate agreements is a license to our content via the continuous delivery of live linear feeds, and may also include a license to programming for video-on-demand (“VOD”) viewing. Both performance obligations are satisfied over the term of the agreement. The majority of our affiliate revenues relate to sales-based royalties for which we receive a contractual rate per subscriber. Revenue for these contracts is recognized when the sale to the end customer occurs, which is generally concurrent with the delivery of the linear feeds based on the number of subscribers the customer has at the time of delivery.
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
The following tables present the amount each applicable financial statement line item on our Consolidated Statement of Earnings and Consolidated Balance Sheet would have increased/(decreased) if renewals and extensions of existing licensing agreements for intellectual property were recognized under previous accounting guidance:

Consolidated Statement of Earnings Impact (in millions, except per share amounts)	Quarter Ended March 31, 2019	Six Months Ended March 31, 2019
Revenues	$(36)	$(47)
Operating expenses	(13)	(17)
Operating income	(23)	(30)
Provision for income taxes	(6)	(8)
Net earnings from continuing operations	$(17)	$(22)
Net earnings (Viacom and noncontrolling interests)	$(17)	$(22)
Net earnings attributable to Viacom	$(17)	$(22)
Basic EPS from continuing operations	$(0.04)	$(0.05)
Diluted EPS from continuing operations	$(0.04)	$(0.05)

Consolidated Balance Sheet Impact (in millions)	March 31, 2019
ASSETS
Receivables, net	$2
Inventory, net	(14)
Prepaid and other assets	(2)
Other assets	102
LIABILITIES AND EQUITY
Accrued expenses	$9
Participants’ share and residuals (current)	28
Other liabilities (current)	(60)
Deferred revenue	(3)
Participants’ share and residuals (noncurrent)	49
Other liabilities (noncurrent)	(19)
Retained earnings	84

In addition, the adoption of ASC 606 resulted in a classification change on the Consolidated Balance Sheet in which reserves related to sales returns and allowances were reclassified to Other Liabilities - current. Such amount, which was $60 million as of March 31, 2019, was previously presented as a reduction to Receivables, net.
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
Pension Benefits
On October 1, 2018, we adopted ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic cost to be presented in the income statement with other current compensation costs for related employees. The other components of net periodic cost are required to be presented in the income statement outside of operating income. We adopted the standard retrospectively, which resulted in $1 million of other components of net periodic costs in the six months ended March 31, 2018 to be reclassified from Selling, general and administrative to Other items, net in the Consolidated Statements of Earnings. As a practical expedient, we used amounts previously disclosed in the prior comparative period’s interim consolidated financial statements as the adjustments that were applied retrospectively.
Accounting Pronouncements Not Yet Adopted
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
In March 2019, the FASB issued ASU 2019-02 - Entertainment - Films - Other Assets - Film Costs and Entertainment - Broadcasters - Intangibles - Goodwill and Other. ASU 2019-02 aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The guidance also requires that an entity test a film or license agreement for program material for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. Further, the guidance requires that an entity reassess estimates of the use of a film in a film group and account for changes, if any, prospectively. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements.
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
NOTE 2. ACQUISITION
Pluto TV
On March 1, 2019, we acquired Pluto Inc., the provider of the free streaming television service Pluto TV in the U.S., for $323 million, net of cash acquired. The purchase price excludes $18 million of post-combination expenses that are subject to continuous employment and will be recognized over the required service period in the Consolidated Statements of Earnings within Selling, general and administrative expenses. Pluto TV will advance our key strategic priorities, including expanding our presence across next-generation distribution platforms and accelerating growth in our advanced marketing solutions business.
The following table summarizes our allocation of the purchase price as of the acquisition date. Due to the timing of the acquisition, these amounts are provisional and subject to change. We will finalize these amounts as we obtain the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date.

Purchase Price Allocation (in millions)

Receivables, net	$32
Prepaid and other assets	3
Goodwill	275
Intangible assets	41
Other assets, noncurrent	8
Assets acquired	359
Accounts payable	27
Accrued expenses	4
Other liabilities, noncurrent	5
Liabilities assumed	36
$323

The goodwill, which is not deductible for tax purposes, reflects the expected Company-specific synergies arising from the acquisition and is included in the Media Networks segment. Intangible assets consist of distribution relationships, developed technology and trade names with useful lives of 5 years.
The operating results of Pluto TV from the date of acquisition through March 31, 2019 were not material.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. INVENTORY

Inventory (in millions)	March 31, 2019	September 30, 2018
Film inventory:
Released, net of amortization	$529	$454
Completed, not yet released	55	11
In process and other	648	713
	1,232	1,178
Television productions:
Released, net of amortization	30	6
In process and other	255	201
	285	207
Original programming:
Released, net of amortization	1,103	1,124
In process and other	811	757
	1,914	1,881
Acquired program rights, net of amortization	1,282	1,411
Home entertainment inventory	61	67
Total inventory, net	4,774	4,744
Less current portion	855	896
Noncurrent portion	$3,919	$3,848

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	March 31, 2019	September 30, 2018
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$220	$550
Senior notes due December 2019, 2.750%	90	252
Senior notes due March 2021, 4.500%	498	497
Senior notes due December 2021, 3.875%	597	596
Senior notes due February 2022, 2.250%	49	102
Senior notes due June 2022, 3.125%	194	194
Senior notes due March 2023, 3.250%	181	181
Senior notes due September 2023, 4.250%	1,240	1,239
Senior notes due April 2024, 3.875%	489	488
Senior notes due October 2026, 3.450%	123	474
Senior debentures due December 2034, 4.850%	86	281
Senior debentures due April 2036, 6.875%	1,068	1,068
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	45	62
Senior debentures due March 2043, 4.375%	1,105	1,102
Senior debentures due June 2043, 4.875%	18	32
Senior debentures due September 2043, 5.850%	1,230	1,230
Senior debentures due April 2044, 5.250%	345	345
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Capital lease and other obligations	22	30
Total debt	8,959	10,082
Less current portion	322	567
Noncurrent portion	$8,637	$9,515

In the six months ended March 31, 2019, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees.
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
The total unamortized discount and issuance fees and expenses related to our notes and debentures outstanding was $417 million and $431 million as of March 31, 2019 and September 30, 2018, respectively.
Credit Facility
In February 2019, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 18, 2019 to February 11, 2024. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the amended credit facility is LIBOR plus a margin ranging from 1% to 1.625% based on our current public debt rating. The credit facility has one principal financial covenant that requires our total consolidated leverage to be less than 4.50x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualifying acquisition) as of the last day of each fiscal quarter. We met this covenant as of March 31, 2019. Total consolidated leverage is the ratio of our consolidated indebtedness as of the last day of each quarter to the consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. As of March 31, 2019, there were no amounts outstanding under the credit facility.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below. Net periodic benefit cost, other than service cost, if any, is presented in the Consolidated Statements of Earnings within Other items, net.

Net Periodic Benefit Cost (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest cost	$9	$8	$19	$17
Expected return on plan assets	(10)	(10)	(20)	(20)
Recognized actuarial loss	2	2	3	4
Net periodic benefit cost	$1	$—	$2	$1

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Six Months Ended March 31,
	2019	2018
Beginning balance	$246	$248
Net earnings	8	11
Distributions	(11)	(10)
Translation adjustment	1	12
Redemption value adjustment	9	3
Ending Balance	$253	$264

NOTE 7. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2018 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $120 million and are recorded as a liability as of March 31, 2019. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
NOTE 8. REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in receivables and contract liabilities in the Consolidated Balance Sheets.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Current receivables were $3.088 billion and $3.117 billion as of March 31, 2019 and October 1, 2018, respectively. Noncurrent receivables are principally related to long-term television license arrangements at Filmed Entertainment and SVOD and other OTT arrangements at Media Networks. Noncurrent receivables, included within Other assets - noncurrent in our Consolidated Balance Sheets, were $317 million and $380 million as of March 31, 2019 and October 1, 2018, respectively. Such amounts are due in accordance with the underlying terms of the respective agreements. We have determined that credit loss allowances are generally not considered necessary for these amounts.
When consideration is received from a customer prior to satisfying, or partially satisfying, a performance obligation under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when control of the products or services is transferred to the customer. Our contract liabilities primarily relate to advertising sales arrangements where revenues have been deferred due to impression guarantees, consumer products arrangements with minimum guarantees and advance payments under content licensing arrangements. Contract liabilities are primarily short term and shown as Deferred revenue in our Consolidated Balance Sheets. Current deferred revenue was $464 million and $402 million as of March 31, 2019 and October 1, 2018, respectively. Noncurrent deferred revenue, included within Other liabilities in our Consolidated Balance Sheets, was $60 million and $67 million as of March 31, 2019 and October 1, 2018, respectively. Revenue recognized in the six months ended March 31, 2019 relating to contract liabilities as of September 30, 2018 was $216 million.
Performance Obligations Satisfied in Previous Periods
Under certain contracts we provide licenses to functional intellectual property that is recognized based on sales to the end customer. These types of contracts can result in recognition of revenue in a period subsequent to the period in which our performance obligation is satisfied, and are primarily entered into by our Filmed Entertainment reporting segment. We recognized approximately $123 million of revenue during the quarter ended March 31, 2019 from performance obligations satisfied, or partially satisfied, prior to December 31, 2018. We recognized approximately $101 million of revenue during the six months ended March 31, 2019 from performance obligations satisfied, or partially satisfied, prior to September 30, 2018. These revenues were primarily related to the distribution of film and television content through transactional electronic sell-through and VOD.
Future Performance Obligations
As of March 31, 2019, unrecognized revenues attributable to performance obligations not yet satisfied under various long-term contracts were approximately $3.4 billion. This revenue is generally expected to be recognized over a period of up to 10 years, but the majority will be recognized over the next three years. Our most significant remaining performance obligations relate to film and television content licensing arrangements, as well as affiliate and other arrangements that contain minimum guarantees. The amount disclosed does not include: (i) revenues related to performance obligations that are part of a contract that have an original expected duration of one year or less and (ii) content license contracts for which variable consideration is determined based on the customer's subsequent sale or usage.
NOTE 9. RESTRUCTURING, RELATED COSTS AND PROGRAMMING CHARGES
During fiscal 2018, we launched a program of cost transformation initiatives to improve our margins. We recognized pre-tax charges of $24 million and $172 million in the quarter and six months ended March 31, 2019, respectively, associated with continuing initiatives primarily related to recent management changes and reorganization at Media Networks, comprised of $24 million and $95 million of restructuring and related costs in the quarter and six months, respectively, and $77 million of programming charges in the six months. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties, related costs comprised of third-party professional services and programming charges. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statement of Earnings.

Restructuring, Related Costs and Programming Charges (in millions)	Quarter Ended March 31, 2019				Six Months Ended March 31, 2019
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$—	$—	$—	$—	$23	$14	$4	$41
Exit costs	24	—	—	24	51	—	—	51
Other related costs	—	—	—	—	—	—	3	3
Restructuring and related costs	24	—	—	24	74	14	7	95
Programming	—	—	—	—	74	3	—	77
Total	$24	$—	$—	$24	$148	$17	$7	$172

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Restructuring and Related Costs (in millions)	Quarter and Six Months Ended March 31, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$123	$—	$—	$123
Exit costs	40	—	—	40
Other related costs	—	—	22	22
Total	$163	$—	$22	$185

(1) Includes equity-based compensation expense of $1 million in the six months ended March 31, 2019 and $6 million in the quarter and six months ended March 31, 2018.
Our severance liability by reportable segment is as follows:

Severance Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2018	$149	$23	$23	$195
Accruals	23	14	4	41
Severance payments	(56)	(17)	(15)	(88)
March 31, 2019	$116	$20	$12	$148

As of March 31, 2019, of the remaining $148 million liability, $111 million was classified within Other liabilities – current in the Consolidated Balance Sheets, with the remaining $37 million classified within Other liabilities – noncurrent. We expect to complete these restructuring actions in fiscal 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms. In addition, we made payments related to exit costs of $12 million in the six months ended March 31, 2019.
NOTE 10. INCOME TAXES
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
Our effective income tax rate was 24.6% and 24.8% in the quarter and six months ended March 31, 2019, respectively. A net discrete tax benefit on the restructuring and related costs, programming charges, legal settlement and the gains and losses on marketable securities, increased the effective income tax rate by 0.1 and 0.3 percentage points in the quarter and six months, respectively.
Our effective income tax rate was 8.0% and 7.4% in the quarter and six months ended March 31, 2018, respectively. A net discrete tax benefit of $46 million in the quarter and $149 million in the six months, taken together with the discrete tax impact of the restructuring and related costs, investment impairment and gain on debt extinguishment, reduced the effective income tax rate by 16.5 and 17.1 percentage points in the quarter and six months, respectively. The net discrete tax benefit in the quarter was principally related to the measurement of the deferred tax balances from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions, partially offset by a refinement of the transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. The net discrete tax benefit in the six months was principally related to tax reform.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11. EARNINGS PER SHARE
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Weighted average number of common shares outstanding, basic	403.3	402.6	403.2	402.5
Dilutive effect of equity awards	0.4	0.3	0.4	0.2
Weighted average number of common shares outstanding, diluted	403.7	402.9	403.6	402.7

Anti-dilutive common shares	20.2	19.6	20.0	19.3

NOTE 12. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Six Months Ended March 31,
	2019	2018
Cash paid for interest	$266	$300
Cash paid for income taxes	$199	$100
Equity Awards
During the six months ended March 31, 2019, we granted 2.9 million stock options and 2.1 million performance and restricted share units to employees with a weighted average grant date fair value of $7.31 and $31.09 per share, respectively. During the six months ended March 31, 2018, we granted 2.4 million stock options and 1.5 million performance and restricted share units to employees with a weighted average grant date fair value of $8.83 and $32.43 per share, respectively.

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
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $52 million in assets and $3 million in liabilities as of March 31, 2019, and $72 million in assets and $5 million in liabilities as of September 30, 2018. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Legal Settlement
During the quarter ended March 31, 2019, a commercial dispute arose and was settled for $40 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13. FAIR VALUE MEASUREMENTS
The fair value of our marketable securities was $72 million and $80 million as of March 31, 2019 and September 30, 2018, respectively, which is included within Other assets, noncurrent on our Consolidated Balance Sheets, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy). The carrying value of non-marketable equity investments was $138 million as of March 31, 2019.
The fair value of our notes and debentures outstanding was approximately $9.6 billion and $10.5 billion as of March 31, 2019 and September 30, 2018, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was a liability of $8 million as of March 31, 2019 and September 30, 2018, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy).
The notional value of all foreign exchange contracts was $600 million and $642 million as of March 31, 2019 and September 30, 2018, respectively. As of March 31, 2019, $392 million related to future production costs and $208 million related to our foreign currency balances. As of September 30, 2018, $345 million related to future production costs and $297 million related to our foreign currency balances.
NOTE 14. REPORTABLE SEGMENTS
The following tables set forth our financial performance by reportable segment. Our reportable segments have been determined in accordance with our internal management structure. We manage our operations through two reportable segments: (i) Media Networks and (ii) Filmed Entertainment. Typical intersegment transactions include the purchase of advertising by the Filmed Entertainment segment on Media Networks’ properties and the licensing of Filmed Entertainment’s feature film and television content by Media Networks. The elimination of such intercompany transactions in our consolidated financial statements is included within eliminations in the tables below.

Our measure of segment performance is adjusted operating income. Adjusted operating income is defined as operating income, before equity-based compensation and certain other items identified as affecting comparability, when applicable.

Revenues by Segment (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Media Networks	$2,267	$2,429	$4,765	$4,989
Filmed Entertainment	730	741	1,351	1,285
Eliminations	(39)	(22)	(68)	(53)
Total revenues	$2,958	$3,148	$6,048	$6,221

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Media Networks	$682	$706	$1,595	$1,620
Filmed Entertainment	29	9	(61)	(121)
Corporate expenses	(57)	(60)	(117)	(115)
Eliminations	—	1	(4)	4
Equity-based compensation	(17)	(15)	(26)	(29)
Restructuring, related costs and programming charges (1)	(24)	(185)	(172)	(185)
Legal settlement	(40)	—	(40)	—
Operating income	573	456	1,175	1,174
Interest expense, net	(118)	(143)	(245)	(290)
Equity in net earnings of investee companies	—	2	1	3
Gain/(loss) on marketable securities	38	—	(8)	—
Gain on extinguishment of debt	—	—	18	25
Other items, net	(5)	(28)	(12)	(32)
Earnings from continuing operations before provision for income taxes	$488	$287	$929	$880

(1) Includes equity-based compensation expense of $1 million in the six months ended March 31, 2019 and $6 million in the quarter and six months ended March 31, 2018.

Total Assets (in millions)	March 31, 2019	September 30, 2018

Media Networks	$17,666	$17,576
Filmed Entertainment	5,348	5,297
Corporate/Eliminations	79	910
Total assets	$23,093	$23,783

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

Revenues by Component (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Media Networks
Advertising	$1,033	$1,105	$2,263	$2,413
Affiliate	1,139	1,208	2,308	2,347
Consumer products, recreation and live events	95	116	194	229
Filmed Entertainment
Theatrical	172	50	321	150
Home entertainment	154	163	332	346
Licensing	315	477	535	690
Ancillary	89	51	163	99
Eliminations	(39)	(22)	(68)	(53)
Total revenues	$2,958	$3,148	$6,048	$6,221

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15. RELATED PARTY TRANSACTIONS
National Amusements, Inc. (“National Amusements”), directly and indirectly, is the controlling stockholder of both Viacom and CBS Corporation (“CBS”). National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 9.9% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter, the non-executive Vice Chair of Viacom’s Board of Directors, the non-executive Vice Chair of CBS’s board of directors, and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, Ms. Redstone will also become a trustee of the SMR Trust and the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone, who is also a member of the Board of Directors of National Amusements and serves as Chairman Emeritus of CBS.
Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its movie theaters from all major studios, including Paramount. During the six months ended March 31, 2019 and 2018, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amount of approximately $3 million and $2 million, respectively.
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
Our Media Networks segment recognizes advertising revenues and licenses television programming from CBS. The cost of the programming purchases is initially recorded as acquired program rights inventory and amortized over the estimated period that revenues will be generated.
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our consolidated financial statements:

CBS Related Party Transactions (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Consolidated Statements of Earnings
Revenues	$16	$25	$51	$69
Operating expenses	$26	$33	$62	$85

			March 31, 2019	September 30, 2018
Consolidated Balance Sheets
Accounts receivable			$10	$7

Participants’ share and residuals, current			$60	$58
Program obligations, current			33	38
Program obligations, noncurrent			22	32
Other liabilities			2	2
Total due to CBS			$117	$130

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and distribution of films, for which the impact on our consolidated financial statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Consolidated Statements of Earnings
Revenues	$10	$27	$25	$31
Operating expenses	$1	$3	$4	$5

			March 31, 2019	September 30, 2018
Consolidated Balance Sheets
Accounts receivable			$35	$43
Other assets			3	3
Total due from other related parties			$38	$46

Accounts payable			$6	$7
Other liabilities			1	2
Total due to other related parties			$7	$9

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and six months ended March 31, 2019, compared with the quarter and six months ended March 31, 2018. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the six months ended March 31, 2019, compared with the six months ended March 31, 2018, and of our outstanding debt, commitments and contingencies existing as of March 31, 2019.
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
Media Networks
Our Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire, distribute and sell programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming, on-demand and transactional bases, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also delivers advertising and marketing services, including those under our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Media Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third-party distributors.
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
RESULTS OF OPERATIONS
Summary Consolidated Results of Operations

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions, except per share amounts)	2019	2018	$	%	2019	2018	$	%
GAAP
Revenues	$2,958	$3,148	$(190)	(6)%	$6,048	$6,221	$(173)	(3)%
Operating income	573	456	117	26	1,175	1,174	1	—
Net earnings from continuing operations attributable to Viacom	363	256	107	42	681	791	(110)	(14)
Diluted earnings per share from continuing operations	0.90	0.64	0.26	41	1.69	1.96	(0.27)	(14)

Non-GAAP*
Adjusted operating income	$637	$641	$(4)	(1)%	$1,387	$1,359	$28	2%
Adjusted net earnings from continuing operations attributable to Viacom	383	371	12	3	836	784	52	7
Adjusted diluted earnings per share from continuing operations	0.95	0.92	0.03	3	2.07	1.95	0.12	6

* See “Factors Affecting Comparability” section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
Factors Affecting Comparability
We utilize certain financial measures that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including consolidated adjusted operating income, adjusted earnings from continuing operations before provision for income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Viacom and adjusted diluted earnings per share (“EPS”) from continuing operations, to evaluate our actual operating performance and for planning and forecasting of future periods.
We believe that each of these adjusted measures provides relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies, facilitate period-to-period comparisons of our business performance and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before provision for income taxes, provision

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

for income taxes, net earnings from continuing operations attributable to Viacom and diluted EPS from continuing operations as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies.
The following tables reconcile our results of operations reported in accordance with GAAP for the quarters and six months ended March 31, 2019 and 2018 to adjusted results that exclude the impact of certain items identified as affecting comparability (non-GAAP). The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended March 31, 2019
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$573	$488	$120	$363	$0.90
Factors Affecting Comparability:
Restructuring and related costs	24	24	6	18	0.04
Legal settlement	40	40	9	31	0.08
Gain on marketable securities	—	(38)	(9)	(29)	(0.07)
Adjusted results (Non-GAAP)	$637	$514	$126	$383	$0.95

(in millions, except per share amounts)
	Six Months Ended March 31, 2019
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,175	$929	$230	$681	$1.69
Factors Affecting Comparability:
Restructuring, related costs and programming charges	172	172	40	132	0.32
Legal settlement	40	40	9	31	0.08
Gain on extinguishment of debt	—	(18)	(4)	(14)	(0.03)
Loss on marketable securities	—	8	2	6	0.01
Adjusted results (Non-GAAP)	$1,387	$1,131	$277	$836	$2.07

(in millions, except per share amounts)
	Quarter Ended March 31, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$456	$287	$23	$256	$0.64
Factors Affecting Comparability:
Restructuring and related costs	185	185	44	141	0.35
Gain on asset sale	—	(16)	—	(16)	(0.04)
Investment impairment	—	46	10	36	0.09
Discrete tax benefit	—	—	46	(46)	(0.12)
Adjusted results (Non-GAAP)	$641	$502	$123	$371	$0.92

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

(in millions, except per share amounts)
	Six Months Ended March 31, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,174	$880	$65	$791	$1.96
Factors Affecting Comparability:
Restructuring and related costs	185	185	44	141	0.35
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Gain on asset sale	—	(16)	—	(16)	(0.04)
Investment impairment	—	46	10	36	0.09
Discrete tax benefit	—	—	149	(149)	(0.36)
Adjusted results (Non-GAAP)	$1,359	$1,070	$262	$784	$1.95

Restructuring, related costs and programming charges: During fiscal 2018, we launched a program of cost transformation initiatives to improve our margins. We recognized pre-tax charges of $24 million and $172 million in the quarter and six months ended March 31, 2019, respectively, associated with continuing initiatives primarily related to recent management changes and reorganization at Media Networks, comprised of $24 million and $95 million of restructuring and related costs in the quarter and six months, respectively, and $77 million of programming charges in the six months. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statements of Earnings.
Our cost transformation initiatives are expected to give rise to over $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020.

Restructuring, Related Costs and Programming Charges (in millions)	Quarter Ended March 31, 2019				Six Months Ended March 31, 2019
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$—	$—	$—	$—	$23	$14	$4	$41
Exit costs	24	—	—	24	51	—	—	51
Other related costs	—	—	—	—	—	—	3	3
Restructuring and related costs	24	—	—	24	74	14	7	95
Programming	—	—	—	—	74	3	—	77
Total	$24	$—	$—	$24	$148	$17	$7	$172

We recognized restructuring and related costs of $185 million in the quarter and six months ended March 31, 2018, resulting from the program of cost transformation initiatives described above.

Restructuring and Related Costs (in millions)	Quarter and Six Months Ended March 31, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$123	$—	$—	$123
Exit costs	40	—	—	40
Other related costs	—	—	22	22
Total	$163	$—	$22	$185

Legal settlement: An expense of $40 million was recognized in connection with the settlement of a commercial dispute in the quarter and six months ended March 31, 2019.
Gain on extinguishment of debt: We redeemed senior notes and debentures totaling $1.128 billion in the six months ended March 31, 2019. As a result, we recognized a pre-tax extinguishment gain of $18 million in the Consolidated Statements of Earnings.
We redeemed senior notes and debentures totaling $1.039 billion in the six months ended March 31, 2018. As a result of these transactions, we recognized a pre-tax extinguishment gain of $25 million in the Consolidated Statements of Earnings.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Gain/loss on marketable securities: Pursuant to our adoption of Accounting Standards Update 2016-01, which requires the changes in fair value measurement of marketable securities to be recognized in the Consolidated Statements of Earnings, we recorded a non-operating gain on marketable securities of $38 million in the quarter ended March 31, 2019 and a non-operating loss on marketable securities of $8 million in the six months ended March 31, 2019 in the Consolidated Statements of Earnings.
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
Discrete taxes: The net discrete tax benefit in the quarter ended March 31, 2018 was principally related to the measurement of the deferred tax balances from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions, partially offset by a refinement of the transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries. Discrete tax benefits in the six months ended March 31, 2018 were principally related to the U.S. enactment of the Tax Cuts and Jobs Act.
Consolidated Results of Operations
The consolidated results discussed below should be read in conjunction with the “Segment Results of Operations” section.
Revenues
Worldwide revenues decreased $190 million, or 6%, to $2.958 billion in the quarter and $173 million, or 3%, to $6.048 billion in the six months ended March 31, 2019. Worldwide revenues include a 2-percentage point and 3-percentage point unfavorable impact of foreign exchange in the quarter and six months, respectively. Media Networks revenues decreased $162 million, or 7%, in the quarter and $224 million, or 4%, in the six months, principally driven by lower advertising and affiliate revenues, as well as the unfavorable impact of foreign exchange on our international revenues. Filmed Entertainment revenues decreased $11 million, or 1%, in the quarter primarily due to decreased licensing revenues, partially offset by higher theatrical revenue. Filmed Entertainment revenues increased $66 million, or 5%, in the six months, reflecting higher theatrical and ancillary revenues, partially offset by a decrease in licensing revenues.
Expenses
Total expenses decreased $307 million, or 11%, to $2.385 billion in the quarter and $174 million, or 3%, to $4.873 billion in the six months ended March 31, 2019. Consolidated expenses in the quarter and six months ended March 31, 2019 include restructuring and related costs of $24 million and $95 million, respectively, an expense of $40 million in connection with the settlement of a commercial dispute in the quarter and $77 million of programming charges in the six months, compared with restructuring and related costs of $185 million in the quarter and six months ended March 31, 2018, as described in more detail in “Factors Affecting Comparability”. Media Networks expenses decreased $138 million, or 8%, in the quarter and $199 million, or 6%, in the six months, principally driven by lower operating and SG&A expenses. Filmed Entertainment expenses decreased $31 million, or 4%, in the quarter, primarily reflecting lower operating and SG&A expenses and remained substantially flat in the six months.
Operating
Operating expenses decreased $157 million, or 9%, to $1.524 billion in the quarter and $37 million, or 1%, to $3.207 billion in the six months. Consolidated operating expenses included programming charges of $77 million in the six months, as described in more detail in “Factors Affecting Comparability”. Media Networks operating expenses decreased $121 million, or 11%, in the quarter and $126 million, or 6%, in the six months. Filmed Entertainment operating expenses decreased $21 million, or 3%, in the quarter and increased $19 million, or 2%, in the six months.
Selling, General and Administrative
SG&A expenses decreased $28 million, or 4%, to $743 million in the quarter and $83 million, or 5%, to $1.427 billion in the six months. SG&A expenses include a 4-percentage point benefit of cost savings in the quarter and six months from our restructuring activities. Media Networks SG&A expenses decreased $16 million, or 3%, in the quarter and $71 million, or 6%, in the six months. Filmed Entertainment SG&A expenses decreased $9 million, or 9%, in the quarter and $11 million, or 6%, in the six months.
Restructuring and Related Costs
Restructuring and related costs of $24 million and $95 million were recognized in the quarter and six months ended March 31, 2019, respectively, compared with $185 million in the quarter and six months ended March 31, 2018, as described in more detail in “Factors Affecting Comparability”.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Legal Settlement
An expense of $40 million was recognized in connection with the settlement of a commercial dispute in the quarter and six months ended March 31, 2019.
Operating Income
Operating income increased $117 million, or 26%, to $573 million in the quarter and was substantially flat at $1.175 billion in the six months ended March 31, 2019, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $4 million, or 1%, to $637 million in the quarter and increased $28 million, or 2%, to $1.387 billion in the six months, including a 1-percentage point unfavorable impact of foreign exchange. Filmed Entertainment adjusted operating results improved by $20 million, or 222%, in the quarter and $60 million, or 50%, in the six months. Media Networks adjusted operating income decreased $24 million, or 3%, in the quarter and $25 million, or 2%, in the six months.
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
Our effective income tax rate was 24.6% and 24.8% in the quarter and six months ended March 31, 2019 respectively. The net discrete tax benefit of the items discussed in “Factors Affecting Comparability” increased the effective income tax rate by 0.1 and 0.3 percentage points in the quarter and six months, respectively. Excluding the impact of the items discussed in “Factors Affecting Comparability”, our adjusted effective income tax rate was 24.5% in the quarter and six months.
Our effective income tax rate was 8.0% and 7.4% in the quarter and six months ended March 31, 2018, respectively. A net discrete tax benefit of $46 million in the quarter and $149 million in the six months, taken together with the discrete tax impact of the items discussed in “Factors Affecting Comparability” reduced the effective income tax rate by 16.5 and 17.1 percentage points in the quarter and six months, respectively. Excluding the impact of the items discussed in “Factors Affecting Comparability”, our adjusted effective income tax rate was 24.5% in both the quarter and six months.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom increased $107 million, or 42%, to $363 million in the quarter, primarily due to operating results discussed above. The increased value of marketable securities in the quarter was substantially offset by lapping the discrete tax benefit in the prior year. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $12 million, or 3%, to $383 million in the quarter, including a 1-percentage point unfavorable impact of foreign exchange, benefiting from lower interest expense as a result of our reduction in debt.
Net earnings from continuing operations attributable to Viacom decreased $110 million, or 14%, to $681 million in the six months, primarily due to operating results discussed above and by lapping the discrete tax benefit in the prior year, principally driven by the enactment of the Act. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $52 million, or 7%, to $836 million in the six months, including a 2-percentage point unfavorable impact of foreign exchange, also benefiting from lower interest expense.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations increased $0.26 per diluted share to $0.90 in the quarter and decreased $0.27 per diluted share to $1.69 in the six months, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.03 per diluted share to $0.95 in the quarter and $0.12 per diluted share to $2.07 in the six months, which included a $0.04 unfavorable impact of foreign exchange.
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
Media Networks

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2019	2018	$	%	2019	2018	$	%
Revenues by Component
Advertising	$1,033	$1,105	$(72)	(7)%	$2,263	$2,413	$(150)	(6)%
Affiliate	1,139	1,208	(69)	(6)	2,308	2,347	(39)	(2)
Consumer products, recreation and live events	95	116	(21)	(18)	194	229	(35)	(15)
Total revenues by component	2,267	2,429	(162)	(7)	4,765	4,989	(224)	(4)
Expenses
Operating	959	1,080	121	11	1,967	2,093	126	6
Selling, general and administrative	583	599	16	3	1,120	1,191	71	6
Depreciation and amortization	43	44	1	2	83	85	2	2
Total expenses	1,585	1,723	138	8	3,170	3,369	199	6
Adjusted Operating Income	$682	$706	$(24)	(3)%	$1,595	$1,620	$(25)	(2)%

Revenues
Worldwide revenues decreased $162 million, or 7%, to $2.267 billion and $224 million, or 4%, to $4.765 billion in the quarter and six months ended March 31, 2019, respectively. Worldwide revenues included a 2-percentage point unfavorable impact of foreign exchange in the quarter and six months. Domestic revenues decreased $39 million, or 2%, to $1.824 billion in the quarter due to lower advertising and affiliate revenues. Domestic revenues decreased $35 million, or 1%, to $3.757 billion in the six months, principally due to lower advertising revenues partially offset by increased affiliate revenues. International revenues decreased $123 million, or 22%, to $443 million in the quarter and $189 million, or 16%, to $1.008 billion in the six months, driven by decreases across all revenue streams and the unfavorable impact of foreign exchange. Foreign exchange had a 9-percentage point and 10-percentage point unfavorable impact on international revenues in the quarter and six months, respectively.
Advertising
Worldwide advertising revenues decreased $72 million, or 7%, to $1.033 billion and $150 million, or 6%, to $2.263 billion in the quarter and six months ended March 31, 2019, respectively. Worldwide advertising revenues included a 4-percentage point and 3-percentage point unfavorable impact of foreign exchange in the quarter and six months, respectively. Domestic advertising revenues decreased $21 million, or 2%, to $820 million in the quarter and $51 million, or 3%, to $1.727 billion in the six months, principally reflecting lower linear impressions, partially offset by higher pricing and growth in revenues from advanced marketing solutions, which increased 76% and 65% in the quarter and six months ended March 31, 2019, respectively. Advanced marketing solutions includes advertising on our new Pluto TV free streaming service. International advertising revenues decreased $51 million, or 19%, to $213 million in the quarter and $99 million, or 16%, to $536 million in the six months, driven by the unfavorable impact of foreign exchange and weakness in the UK. Foreign exchange had a 13-percentage point unfavorable impact on international advertising revenues in the quarter and six months.
Affiliate
Worldwide affiliate revenues decreased $69 million, or 6%, to $1.139 billion and $39 million, or 2%, to $2.308 billion in the quarter and six months ended March 31, 2019, respectively. Worldwide affiliate revenues included a 2-percentage point unfavorable impact from foreign exchange in the quarter and six months. Domestic affiliate revenues decreased $20 million, or 2%, to $936 million in the quarter, principally driven by lower revenues from licensing of our library content to SVOD providers. Contractual rate increases were largely offset by subscriber declines. Domestic affiliate revenues increased $24 million, or 1%, to $1.905 billion in the six months, primarily driven by contractual rate increases and increased studio production revenues, partially offset by subscriber declines. International affiliate revenues decreased $49 million, or 19%, to $203 million in the quarter and $63 million, or 14%, to $403 million in the six months, principally due to the prior year benefiting from the delivery of content made available under SVOD and other over-the-top arrangements. Foreign exchange

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

had a 6-percentage point and 7-percentage point unfavorable impact on international affiliate revenues in the quarter and six months, respectively.
Consumer Products, Recreation and Live Events
Worldwide consumer products, recreation and live events revenues decreased $21 million, or 18%, to $95 million and $35 million, or 15%, to $194 million in the quarter and six months ended March 31, 2019, respectively. Worldwide consumer products, recreation and live events revenues included a 1-percentage point unfavorable impact from foreign exchange in the quarter and six months. Domestic consumer products, recreation and live events revenues increased $2 million, or 3%, to $68 million in the quarter, while revenues decreased $8 million, or 6%, to $125 million in the six months. International decreased $23 million, or 46%, to $27 million in the quarter and $27 million, or 28%, to $69 million in the six months, principally driven by lower revenues from certain consumer products franchises. Foreign exchange had a 2-percentage point and 4-percentage point unfavorable impact on international consumer products, recreation and live events revenues in the quarter and six months, respectively.
Expenses
Media Networks segment expenses decreased $138 million, or 8%, to $1.585 billion and $199 million, or 6%, to $3.170 billion in the quarter and six months ended March 31, 2019, respectively. Segment expenses include a 3-percentage point favorable impact of foreign exchange in the quarter and six months.
Operating
Operating expenses decreased $121 million, or 11%, to $959 million in the quarter and $126 million, or 6%, to $1.967 billion in the six months. Production and programming costs decreased $104 million, or 11%, to $838 million in the quarter and $125 million, or 7%, to $1.718 billion in the six months, impacted by the timing and mix of original programming. Distribution and other expenses decreased $17 million, or 12%, to $121 million in the quarter, primarily related to lower international participations and residuals, and remained substantially flat at $249 million in the six months.
Selling, General and Administrative
SG&A expenses decreased $16 million, or 3%, to $583 million in the quarter. SG&A expenses decreased $71 million, or 6%, to $1.120 billion in the six months, primarily driven by cost savings from our restructuring initiatives and lower advertising and promotion expenses. SG&A expenses include a 5-percentage point benefit of savings in the quarter and six months from our cost transformation initiatives implemented in fiscal year 2018.
Adjusted Operating Income
Adjusted operating income decreased $24 million, or 3%, to $682 million and $25 million, or 2%, to $1.595 billion in the quarter and six months ended March 31, 2019, respectively, reflecting the operating results discussed above. Adjusted operating income included a 1-percentage point favorable impact of foreign exchange in the quarter and a 1-percentage point unfavorable impact in the six months.
Filmed Entertainment

	Quarter Ended March 31,		Better/(Worse)		Six Months Ended March 31,		Better/(Worse)
(in millions)	2019	2018	$	%	2019	2018	$	%
Revenues by Component
Theatrical	$172	$50	$122	244%	$321	$150	$171	114%
Home entertainment	154	163	(9)	(6)	332	346	(14)	(4)
Licensing	315	477	(162)	(34)	535	690	(155)	(22)
Ancillary	89	51	38	75	163	99	64	65
Total revenues by component	730	741	(11)	(1)	1,351	1,285	66	5
Expenses
Operating	604	625	21	3	1,227	1,208	(19)	(2)
Selling, general and administrative	88	97	9	9	167	178	11	6
Depreciation and amortization	9	10	1	10	18	20	2	10
Total expenses	701	732	31	4	1,412	1,406	(6)	—
Adjusted Operating Income/Loss	$29	$9	$20	222%	$(61)	$(121)	$60	50%

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Revenues
Worldwide revenues decreased $11 million, or 1%, to $730 million in the quarter ended March 31, 2019, while worldwide revenues increased $66 million, or 5%, to $1.351 billion in the six months ended March 31, 2019. Worldwide revenues include a 1-percentage point and 2-percentage point unfavorable impact from foreign exchange in the quarter and six months, respectively. Domestic revenues decreased $25 million, or 7%, to $353 million in the quarter, primarily due to lower licensing revenues, partially offset by increased theatrical and ancillary revenues. Domestic revenues increased $71 million, or 11%, to $719 million in the six months due to increased theatrical, ancillary and home entertainment revenues, partially offset by lower licensing revenues. International revenues increased $14 million, or 4%, to $377 million in the quarter, primarily due to increased theatrical revenues, partially offset by lower licensing revenues. International revenues decreased $5 million, or 1%, to $632 million in the six months, primarily due to lower licensing revenues partially offset by increased theatrical revenues. Foreign exchange had a 3-percentage point and 4-percentage point unfavorable impact on international revenues in the quarter and six months, respectively.
Theatrical
Worldwide theatrical revenues increased $122 million, or 244%, to $172 million in the quarter, primarily due to carryover revenues from Bumblebee, and increased revenues from current quarter releases What Men Want and Wonder Park. Worldwide theatrical revenues include a 10-percentage point unfavorable impact from foreign exchange in the quarter. Domestic and international theatrical revenues increased $39 million, or 144%, to $66 million and $83 million, or 361%, to $106 million, respectively. Foreign exchange had a 22-percentage point unfavorable impact on international theatrical revenues.
Worldwide theatrical revenues increased $171 million, or 114%, to $321 million in the six months, principally reflecting the mix of current year releases. Significant current year releases included Bumblebee, Instant Family, What Men Want and Wonder Park, compared with Daddy’s Home 2 in the prior year. Domestic and international theatrical revenues increased $66 million, or 74%, to $155 million and $105 million, or 172%, to $166 million, respectively. Foreign exchange had a 15-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues decreased $9 million, or 6%, to $154 million in the quarter, primarily reflecting a decrease in the sales of our DVDs and Blu-ray discs, partially offset by an increase in download-to-own sales. Worldwide home entertainment revenues include a 2-percentage point unfavorable impact from foreign exchange. The prior year quarter benefited from carryover revenues from Transformers: The Last Knight and Baywatch, while the current quarter benefited from Mission: Impossible - Fallout. Significant current quarter releases include Instant Family and Overlord, compared with the prior year quarter release of Daddy’s Home 2. Domestic home entertainment revenues increased $3 million, or 3%, to $104 million, while international home entertainment revenues decreased $12 million, or 19%, to $50 million. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.
Worldwide home entertainment revenues decreased $14 million, or 4%, to $332 million in the six months. Worldwide home entertainment revenues include a 2-percentage point unfavorable impact from foreign exchange. Domestic home entertainment revenues increased $15 million, or 8%, to $215 million, reflecting the strong performance from Mission: Impossible - Fallout, while international home entertainment revenues decreased $29 million, or 20%, to $117 million, principally reflecting the mix of titles available in each market. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Worldwide licensing revenues decreased $162 million, or 34%, to $315 million in the quarter and $155 million, or 22%, to $535 million in the six months, primarily due to the difficult comparison against the prior year release of The Cloverfield Paradox and Paramount Television product such as The Alienist, partially offset by an increase in current year catalog licensing revenues. Worldwide licensing revenues include a 1-percentage point unfavorable impact from foreign exchange in the quarter and six months ended March 31, 2019. Domestic licensing revenues decreased $92 million, or 43%, to $124 million in the quarter and $39 million, or 13%, to $252 million in the six months. International licensing revenues decreased $70 million, or 27%, to $191 million in the quarter and $116 million, or 29%, to $283 million in the six months. Foreign exchange had a 2-percentage point unfavorable impact on international licensing revenues in the quarter and six months.
Ancillary
Worldwide ancillary revenues increased $38 million, or 75%, to $89 million in the quarter, driven by a new music rights licensing agreement, and $64 million, or 65%, to $163 million in the six months, also reflecting higher international theme park revenues. Domestic ancillary revenues increased $25 million, or 74%, to $59 million and $29 million, or 43%, to $97 million in the quarter and in the six months, respectively. International ancillary revenues increased $13 million, or 76%, to $30 million and $35 million, or 113%, to $66 million in the quarter and six months, respectively.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Filmed Entertainment segment expenses decreased $31 million, or 4%, to $701 million in the quarter ended March 31, 2019, primarily due to lower operating expenses and remained substantially flat at $1.412 billion in the six months ended March 31, 2019.
Operating
Operating expenses decreased $21 million, or 3%, to $604 million in the quarter, while operating expenses increased $19 million, or 2%, to $1.227 billion in the six months. Distribution and other costs, principally advertising and print expenses, increased $51 million, or 24%, in the quarter and $117 million, or 25%, in the six months, primarily driven by higher theatrical distribution costs to support our current year releases. Film costs decreased $72 million, or 17%, in the quarter, primarily related to the timing of Paramount Television releases, and $98 million, or 13%, in the six months, also reflecting the timing and mix of current year releases.
Selling, General and Administrative
SG&A expenses decreased $9 million, or 9%, to $88 million in the quarter and $11 million, or 6%, to $167 million in the six months, driven by lower incentive compensation costs.
Adjusted Operating Income/Loss
Adjusted operating income was $29 million in the quarter and adjusted operating loss was $61 million in the six months ended March 31, 2019, compared with adjusted operating income of $9 million and an adjusted operating loss of $121 million in the respective prior year periods. The improvements of $20 million, or 222%, in the quarter and $60 million, or 50%, in the six months principally reflect higher profits from our film catalog and music rights library. In the quarter, the operating loss from the release of Wonder Park was partially offset by the strong performance of carryover titles, including Bumblebee. Operating losses reflect the recognition of advertising and print expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
Cash Flows
Cash and cash equivalents were $486 million as of March 31, 2019, which decreased $1.071 billion compared with September 30, 2018. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures. Free cash flow is a non-GAAP measure. Management believes the use of this measure provides investors with an important perspective on our liquidity, including our ability to service debt and make investments in our businesses.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Change in cash and cash equivalents (in millions)	Six Months Ended March 31,		Better/(Worse)
	2019	2018	$
Net cash provided by operating activities	$719	$299	$420
Net cash used in investing activities	(460)	(87)	(373)
Net cash used in financing activities	(1,326)	(1,212)	(114)
Effect of exchange rate changes on cash and cash equivalents	(4)	28	(32)
Decrease in cash and cash equivalents	$(1,071)	$(972)	$(99)
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities (GAAP)	$719	$299	$420
Capital expenditures	(77)	(64)	(13)
Free cash flow (Non-GAAP)	$642	$235	$407

Operating Activities
Cash provided by operating activities increased $420 million for the six months ended March 31, 2019, primarily reflecting the impact of favorable working capital requirements and lower production and programming spend.
Investing Activities
Cash used in investing activities increased $373 million for the six months ended March 31, 2019, principally driven by the acquisition of Pluto Inc. and investment activity and, to a lesser extent, a decrease in proceeds received from asset sales and higher capital expenditures.
Financing Activities
Cash used in financing activities increased $114 million for the six months ended March 31, 2019, primarily reflecting the impact of the current and prior year debt transactions.
Capital Resources
Capital Structure and Debt
Total debt was $8.959 billion as of March 31, 2019, a decrease of $1.123 billion from $10.082 billion as of September 30, 2018.
In the six months ended March 31, 2019, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees.
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
Credit Facility
In February 2019, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 18, 2019 to February 11, 2024. As of March 31, 2019, there were no amounts outstanding under the credit facility. See Note 4 to the Consolidated Financial Statements for further information.
Commitments and Contingencies
See Note 7 to the Consolidated Financial Statements for information regarding our commitments and contingencies.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

OTHER MATTERS
Related Parties
In the ordinary course of business, we enter into transactions with related parties, including National Amusements, Inc., CBS Corporation, their respective subsidiaries and affiliates, and companies that we account for under the equity method of accounting. For additional information, see Note 15 to the Consolidated Financial Statements.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Amended and Restated Credit Agreement, dated as of February 11, 2019, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Mizuho Bank, Ltd., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as Documentation Agents.

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

VIACOM INC.

Date: May 10, 2019	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: May 10, 2019	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller and Chief Accounting Officer