Form 10-Q
period 2019-06-30
Viacom Inc.
filed 2019-08-08
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of Class A common stock, par value $0.001 per share outstanding at July 31, 2019 was 49,430,524. The number of Class B common stock, par value $0.001 per share outstanding at July 31, 2019 was 353,964,838.

VIACOM INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$3,357	$3,237	$9,405	$9,458
Expenses:
Operating	1,717	1,681	4,924	4,925
Selling, general and administrative	828	738	2,255	2,248
Depreciation and amortization	55	51	159	159
Restructuring and related costs	—	15	95	200
Legal settlement	—	—	40	—
Total expenses	2,600	2,485	7,473	7,532
Operating income	757	752	1,932	1,926
Interest expense, net	(119)	(138)	(364)	(428)
Equity in net earnings of investee companies	—	2	1	5
Gain on marketable securities	29	—	21	—
Gain on extinguishment of debt	—	—	18	25
Other items, net	(1)	(9)	(13)	(41)
Earnings from continuing operations before provision for income taxes	666	607	1,595	1,487
Provision for income taxes	(122)	(93)	(352)	(158)
Net earnings from continuing operations	544	514	1,243	1,329
Discontinued operations, net of tax	6	11	22	23
Net earnings (Viacom and noncontrolling interests)	550	525	1,265	1,352
Net earnings attributable to noncontrolling interests	(6)	(3)	(24)	(27)
Net earnings attributable to Viacom	$544	$522	$1,241	$1,325
Amounts attributable to Viacom:
Net earnings from continuing operations	$538	$511	$1,219	$1,302
Discontinued operations, net of tax	6	11	22	23
Net earnings attributable to Viacom	$544	$522	$1,241	$1,325
Basic earnings per share attributable to Viacom:
Continuing operations	$1.33	$1.27	$3.02	$3.23
Discontinued operations	0.02	0.03	0.06	0.06
Net earnings	$1.35	$1.30	$3.08	$3.29
Diluted earnings per share attributable to Viacom:
Continuing operations	$1.33	$1.27	$3.02	$3.23
Discontinued operations	0.02	0.02	0.05	0.06
Net earnings	$1.35	$1.29	$3.07	$3.29
Weighted average number of common shares outstanding:
Basic	403.5	402.8	403.3	402.6
Diluted	404.0	403.3	403.7	402.9

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net earnings (Viacom and noncontrolling interests)	$550	$525	$1,265	$1,352
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(8)	(228)	(50)	(175)
Defined benefit pension plans	1	1	2	4
Cash flow hedges	2	(3)	6	(3)
Available-for-sale securities	—	9	—	22
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(5)	(221)	(42)	(152)
Comprehensive income	545	304	1,223	1,200
Less: Comprehensive income attributable to noncontrolling interest	5	1	23	25
Comprehensive income attributable to Viacom	$540	$303	$1,200	$1,175

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value)	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$722	$1,557
Receivables, net	3,386	3,141
Inventory, net	819	896
Prepaid and other assets	515	482
Total current assets	5,442	6,076
Property and equipment, net	891	919
Inventory, net	3,963	3,848
Goodwill	11,886	11,609
Intangibles, net	328	313
Other assets	1,138	1,018
Total assets	$23,648	$23,783
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$441	$433
Accrued expenses	837	848
Participants’ share and residuals	711	719
Program obligations	730	662
Deferred revenue	474	398
Current portion of debt	320	567
Other liabilities	490	427
Total current liabilities	4,003	4,054
Noncurrent portion of debt	8,638	9,515
Participants’ share and residuals	430	523
Program obligations	335	498
Deferred tax liabilities, net	318	296
Other liabilities	1,191	1,186
Redeemable noncontrolling interest	250	246
Commitments and contingencies (Note 7)
Viacom stockholders’ equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 354.3 and 353.7 outstanding, respectively	—	—
Additional paid-in capital	10,157	10,145
Treasury stock, 392.5 and 393.1 common shares held in treasury, respectively	(20,541)	(20,562)
Retained earnings	19,656	18,561
Accumulated other comprehensive loss	(832)	(737)
Total Viacom stockholders’ equity	8,440	7,407
Noncontrolling interests	43	58
Total equity	8,483	7,465
Total liabilities and equity	$23,648	$23,783

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2019	2018
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,265	$1,352
Discontinued operations, net of tax	(22)	(23)
Net earnings from continuing operations	1,243	1,329
Reconciling items:
Depreciation and amortization	159	159
Feature film and program amortization	3,234	3,402
Equity-based compensation	41	45
Deferred income taxes	36	27
Gain on marketable securities	(21)	—
Operating assets and liabilities, net of acquisitions:
Receivables	(232)	(211)
Production and programming	(3,320)	(3,373)
Accounts payable and other current liabilities	7	(384)
Other, net	(44)	3
Net cash provided by operating activities	1,103	997

INVESTING ACTIVITIES
Acquisitions and investments, net	(396)	(90)
Capital expenditures	(119)	(102)
Proceeds received from asset sales	5	57
Grantor trust proceeds	4	7
Net cash used in investing activities	(506)	(128)

FINANCING ACTIVITIES
Debt repayments	(1,100)	(1,000)
Dividends paid	(242)	(241)
Exercise of stock options	—	2
Other, net	(87)	(70)
Net cash used in financing activities	(1,429)	(1,309)
Effect of exchange rate changes on cash and cash equivalents	(3)	(20)
Net change in cash and cash equivalents	(835)	(460)
Cash and cash equivalents at beginning of period	1,557	1,389
Cash and cash equivalents at end of period	$722	$929

 See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended June 30, 2019
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
March 31, 2019	403.3	$10,161	$(20,554)	$19,197	$(828)	$7,976	$49	$8,025
Net earnings	—	—	—	544	—	544	6	550
Other comprehensive income, net of income tax expense of $1	—	—	—	—	(4)	(4)	(1)	(5)
Noncontrolling interests	—	—	—	(4)	—	(4)	(11)	(15)
Dividends declared ($0.20 per share for both Class A and B)	—	—	—	(81)	—	(81)	—	(81)
Equity-based compensation and other	0.4	(4)	13	—	—	9	—	9
June 30, 2019	403.7	$10,157	$(20,541)	$19,656	$(832)	$8,440	$43	$8,483

	Nine Months Ended June 30, 2019
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2018	403.1	$10,145	$(20,562)	$18,561	$(737)	$7,407	$58	$7,465
Adoption of New Accounting Pronouncements(1)	—	—	—	113	(54)	59	—	59
Adjusted beginning balance, October 1, 2018	403.1	10,145	(20,562)	18,674	(791)	7,466	58	7,524
Net earnings	—	—	—	1,241	—	1,241	24	1,265
Other comprehensive loss, net of income tax expense of $2	—	—	—	—	(41)	(41)	(1)	(42)
Noncontrolling interests	—	—	—	(13)	—	(13)	(38)	(51)
Dividends declared ($0.60 per share for both Class A and B)	—	—	—	(244)	—	(244)	—	(244)
Equity-based compensation and other	0.6	12	21	(2)	—	31	—	31
June 30, 2019	403.7	$10,157	$(20,541)	$19,656	$(832)	$8,440	$43	$8,483

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

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)
(Unaudited)

	Quarter Ended June 30, 2018
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
March 31, 2018	402.6	$10,147	$(20,580)	$17,762	$(549)	$6,780	$74	$6,854
Net earnings	—	—	—	522	—	522	3	525
Other comprehensive loss, net of income tax expense of $2	—	—	—	—	(219)	(219)	(2)	(221)
Noncontrolling interests	—	—	—	1	—	1	(10)	(9)
Dividends declared ($0.20 per share for both Class A and B)	—	—	—	(81)	—	(81)	—	(81)
Equity-based compensation and other	0.5	(15)	18	43	(43)	3	—	3
June 30, 2018	403.1	$10,132	$(20,562)	$18,247	$(811)	$7,006	$65	$7,071

	Nine Months Ended June 30, 2018
(in millions, except per share amounts)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2017	402.4	$10,119	$(20,590)	$17,124	$(618)	$6,035	$84	$6,119
Net earnings	—	—	—	1,325	—	1,325	27	1,352
Other comprehensive loss, net of income tax expense of $15	—	—	—	—	(150)	(150)	(2)	(152)
Noncontrolling interests	—	—	—	(2)	—	(2)	(44)	(46)
Dividends declared ($0.60 per share for both Class A and B)	—	—	—	(243)	—	(243)	—	(243)
Equity-based compensation and other	0.7	13	28	43	(43)	41	—	41
June 30, 2018	403.1	$10,132	$(20,562)	$18,247	$(811)	$7,006	$65	$7,071

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
The following tables present the amount each applicable financial statement line item on our Consolidated Statement of Earnings and Consolidated Balance Sheet would have increased/(decreased) if renewals and extensions of existing licensing agreements for intellectual property were recognized under previous accounting guidance:

Consolidated Statement of Earnings Impact (in millions, except per share amounts)	Quarter Ended June 30, 2019	Nine Months Ended June 30, 2019
Revenues	$(52)	$(99)
Operating expenses	(24)	(41)
Operating income	(28)	(58)
Provision for income taxes	(6)	(14)
Net earnings from continuing operations	$(22)	$(44)
Net earnings (Viacom and noncontrolling interests)	$(22)	$(44)
Net earnings attributable to Viacom	$(22)	$(44)
Basic EPS from continuing operations	$(0.05)	$(0.11)
Diluted EPS from continuing operations	$(0.05)	$(0.11)

Consolidated Balance Sheet Impact (in millions)	June 30, 2019
ASSETS
Receivables, net	$(4)
Inventory, net	(11)
Prepaid and other assets	(2)
Other assets	67
LIABILITIES AND EQUITY
Accrued expenses	$2
Participants’ share and residuals (current)	14
Other liabilities (current)	(56)
Deferred revenue	(1)
Participants’ share and residuals (noncurrent)	41
Other liabilities (noncurrent)	(13)
Retained earnings	63

In addition, the adoption of ASC 606 resulted in a classification change on the Consolidated Balance Sheet in which reserves related to sales returns and allowances were reclassified to Other Liabilities - current. Such amount, which was $63 million as of June 30, 2019, was previously presented as a reduction to Receivables, net.
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
Pension Benefits
On October 1, 2018, we adopted ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic cost to be presented in the income statement with other current compensation costs for related employees. The other components of net periodic cost are required to be presented in the income statement outside of operating income. We adopted the standard retrospectively, which resulted in $1 million of other components of net periodic costs in the nine months ended June 30, 2018 to be reclassified from Selling, general and administrative to Other items, net in the Consolidated Statements of Earnings. As a practical expedient, we used amounts previously disclosed in the prior comparative period’s interim consolidated financial statements as the adjustments that were applied retrospectively.
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
NOTE 2. ACQUISITION
Pluto TV
On March 1, 2019, we acquired Pluto Inc., the provider of the free streaming television service Pluto TV in the U.S., for $324 million, net of cash acquired. The purchase price excludes $18 million of post-combination expenses that are subject to continuous employment and will be recognized over the required service period in the Consolidated Statements of Earnings within Selling, general and administrative expenses. Pluto TV will advance our key strategic priorities, including expanding our presence across next-generation distribution platforms and accelerating growth in our advanced marketing solutions business.
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

Purchase Price Allocation (in millions)

Receivables, net(1)	$31
Prepaid and other assets	3
Goodwill(1)	277
Intangible assets	41
Other assets, noncurrent	8
Assets acquired	360
Accounts payable	27
Accrued expenses	4
Other liabilities, noncurrent	5
Liabilities assumed	36
$324

(1) In the quarter and nine months ended June 30, 2019, there was a $1 million measurement period adjustment resulting in a reduction to Receivables, net and a $2 million measurement period adjustment reflecting additional Goodwill, which were recognized at the acquisition date.
The goodwill, which is not deductible for tax purposes, reflects the expected Company-specific synergies arising from the acquisition and is included in the Media Networks segment. Intangible assets consist of distribution relationships, developed technology and trade names with useful lives of 5 years.
The operating results of Pluto TV from the date of acquisition through June 30, 2019 were not material.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3. INVENTORY

Inventory (in millions)	June 30, 2019	September 30, 2018
Film inventory:
Released, net of amortization	$478	$454
Completed, not yet released	58	11
In process and other	753	713
	1,289	1,178
Television productions:
Released, net of amortization	40	6
In process and other	216	201
	256	207
Original programming:
Released, net of amortization	1,189	1,124
In process and other	795	757
	1,984	1,881
Acquired program rights, net of amortization	1,195	1,411
Home entertainment inventory	58	67
Total inventory, net	4,782	4,744
Less current portion	819	896
Noncurrent portion	$3,963	$3,848

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4. DEBT
Our total debt consists of the following:

Debt (in millions)	June 30, 2019	September 30, 2018
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$220	$550
Senior notes due December 2019, 2.750%	90	252
Senior notes due March 2021, 4.500%	498	497
Senior notes due December 2021, 3.875%	597	596
Senior notes due February 2022, 2.250%	49	102
Senior notes due June 2022, 3.125%	194	194
Senior notes due March 2023, 3.250%	181	181
Senior notes due September 2023, 4.250%	1,241	1,239
Senior notes due April 2024, 3.875%	489	488
Senior notes due October 2026, 3.450%	123	474
Senior debentures due December 2034, 4.850%	86	281
Senior debentures due April 2036, 6.875%	1,068	1,068
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	45	62
Senior debentures due March 2043, 4.375%	1,107	1,102
Senior debentures due June 2043, 4.875%	18	32
Senior debentures due September 2043, 5.850%	1,231	1,230
Senior debentures due April 2044, 5.250%	345	345
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	642	642
Junior subordinated debentures due February 2057, 6.250%	642	642
Capital lease and other obligations	17	30
Total debt	8,958	10,082
Less current portion	320	567
Noncurrent portion	$8,638	$9,515

In the nine months ended June 30, 2019, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees.
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
The total unamortized discount and issuance fees and expenses related to our notes and debentures outstanding was $413 million and $431 million as of June 30, 2019 and September 30, 2018, respectively.
Credit Facility
In February 2019, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 18, 2019 to February 11, 2024. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the amended credit facility is LIBOR plus a margin ranging from 1% to 1.625% based on our current public debt rating. The credit facility has one principal financial covenant that requires our total consolidated leverage to be less than 4.50x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualifying acquisition) as of the last day of each fiscal quarter. We met this covenant as of June 30, 2019. Total consolidated leverage is the ratio of our consolidated indebtedness as of the last day of each quarter to the consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. As of June 30, 2019, there were no amounts outstanding under the credit facility.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 5. PENSION BENEFITS
The components of net periodic benefit cost for our defined benefit pension plans, which are currently frozen to future benefit accruals, are set forth below. Net periodic benefit cost, other than service cost, if any, is presented in the Consolidated Statements of Earnings within Other items, net.

Net Periodic Benefit Cost (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$10	$9	$29	$26
Expected return on plan assets	(10)	(10)	(30)	(30)
Recognized actuarial loss	1	1	4	5
Net periodic benefit cost	$1	$—	$3	$1

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest (in millions)	Nine Months Ended June 30,
	2019	2018
Beginning balance	$246	$248
Net earnings	10	13
Distributions	(13)	(14)
Translation adjustment	(6)	(4)
Redemption value adjustment	13	2
Ending Balance	$250	$245

NOTE 7. COMMITMENTS AND CONTINGENCIES
Commitments
As more fully described in Note 11 of the 2018 Form 10-K, our commitments primarily consist of programming and talent commitments, operating and capital lease arrangements, and purchase obligations for goods and services. These arrangements result from our normal course of business and represent obligations that may be payable over several years.
Contingencies
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $111 million as of June 30, 2019 and are presented in the Consolidated Balance Sheets within Other liabilities. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
NOTE 8. REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in receivables and contract liabilities in the Consolidated Balance Sheets.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Current receivables were $3.386 billion and $3.117 billion as of June 30, 2019 and October 1, 2018, respectively. Noncurrent receivables are principally related to long-term television license arrangements at Filmed Entertainment and SVOD and other OTT arrangements at Media Networks. Noncurrent receivables, included within Other assets - noncurrent in our Consolidated Balance Sheets, were $393 million and $380 million as of June 30, 2019 and October 1, 2018, respectively. Such amounts are due in accordance with the underlying terms of the respective agreements. We have determined that credit loss allowances are generally not considered necessary for these amounts.
When consideration is received from a customer prior to satisfying, or partially satisfying, a performance obligation under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when control of the products or services is transferred to the customer. Our contract liabilities primarily relate to advertising sales arrangements where revenues have been deferred due to impression guarantees, consumer products arrangements with minimum guarantees and advance payments under content licensing arrangements. Contract liabilities are primarily short term and shown as Deferred revenue in our Consolidated Balance Sheets. Current deferred revenue was $474 million and $402 million as of June 30, 2019 and October 1, 2018, respectively. Noncurrent deferred revenue, included within Other liabilities in our Consolidated Balance Sheets, was $54 million and $67 million as of June 30, 2019 and October 1, 2018, respectively. Revenue recognized in the nine months ended June 30, 2019 relating to contract liabilities as of September 30, 2018 was $290 million.
Performance Obligations Satisfied in Previous Periods
Under certain contracts we provide licenses to functional intellectual property where revenue is recognized based on sales to the end customer. These types of contracts can result in recognition of revenue in a period subsequent to the period in which our performance obligation is satisfied, and are primarily entered into by our Filmed Entertainment reporting segment. We recognized approximately $67 million of revenue during the quarter ended June 30, 2019 from performance obligations satisfied, or partially satisfied, prior to March 31, 2019. We recognized approximately $133 million of revenue during the nine months ended June 30, 2019 from performance obligations satisfied, or partially satisfied, prior to September 30, 2018. These revenues were primarily related to the distribution of film and television content through transactional electronic sell-through and VOD.
Future Performance Obligations
As of June 30, 2019, unrecognized revenues attributable to performance obligations not yet satisfied under various long-term contracts were approximately $3.0 billion. This revenue is generally expected to be recognized over a period of up to 10 years, but the majority will be recognized over the next three years. Our most significant remaining performance obligations relate to film and television content licensing arrangements, as well as affiliate and other arrangements that contain minimum guarantees. The amount disclosed does not include: (i) revenues related to performance obligations that are part of a contract that have an original expected duration of one year or less and (ii) content license contracts for which variable consideration is determined based on the customer's subsequent sale or usage.
NOTE 9. RESTRUCTURING, RELATED COSTS AND PROGRAMMING CHARGES
During fiscal 2018, we launched a program of cost transformation initiatives to improve our margins. We recognized pre-tax charges of $172 million in the nine months ended June 30, 2019, associated with continuing initiatives primarily related to recent management changes and reorganization at Media Networks, comprised of $95 million of restructuring and related costs and $77 million of programming charges. The charges, as detailed in the table below, included severance charges, exit costs principally resulting from vacating certain leased properties, related costs comprised of third-party professional services and programming charges. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statement of Earnings.

Restructuring, Related Costs and Programming Charges (in millions)	Nine Months Ended June 30, 2019
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$23	$14	$4	$41
Exit costs	51	—	—	51
Other related costs	—	—	3	3
Restructuring and related costs	74	14	7	95
Programming	74	3	—	77
Total	$148	$17	$7	$172

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Restructuring and Related Costs (in millions)	Quarter Ended June 30, 2018				Nine Months Ended June 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$—	$—	$—	$—	$123	$—	$—	$123
Exit costs	—	—	—	—	40	—	—	40
Other related costs	—	—	15	15	—	—	37	37
Total	$—	$—	$15	$15	$163	$—	$37	$200

(1) Includes equity-based compensation expense of $1 million in the nine months ended June 30, 2019 and $6 million in the nine months ended June 30, 2018.
Our severance liability by reportable segment is as follows:

Severance Liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total
September 30, 2018	$149	$23	$23	$195
Accruals	23	14	4	41
Severance payments	(73)	(20)	(17)	(110)
June 30, 2019	$99	$17	$10	$126

As of June 30, 2019, of the remaining $126 million liability, $91 million was classified within Other liabilities – current in the Consolidated Balance Sheets, with the remaining $35 million classified within Other liabilities – noncurrent. We expect to complete these restructuring actions in fiscal 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms. In addition, we made payments related to exit costs of $22 million in the nine months ended June 30, 2019.
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
Our effective income tax rate was 18.3% and 22.1% in the quarter and nine months ended June 30, 2019, respectively. A net discrete tax benefit of $32 million in the quarter and nine months ended June 30, 2019, taken together with the discrete tax impact of the restructuring and related costs, programming charges, legal settlement, gain on extinguishment of debt and the gain on marketable securities, decreased the effective income tax rate by 4.8 and 1.9 percentage points in the quarter and nine months, respectively. The net discrete tax benefit in the quarter was principally related to a tax benefit triggered by the bankruptcy of an investee.
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
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive common shares:

Weighted Average Number of Common Shares Outstanding and Anti-dilutive Common Shares (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding, basic	403.5	402.8	403.3	402.6
Dilutive effect of equity awards	0.5	0.5	0.4	0.3
Weighted average number of common shares outstanding, diluted	404.0	403.3	403.7	402.9

Anti-dilutive common shares	17.6	18.9	19.2	19.2

NOTE 12. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Nine Months Ended June 30,
	2019	2018
Cash paid for interest	$347	$403
Cash paid for income taxes	$217	$95

Equity Awards
During the nine months ended June 30, 2019, we granted 2.9 million stock options and 2.1 million performance and restricted share units to employees with a weighted average grant date fair value of $7.31 and $31.09 per share, respectively. During the nine months ended June 30, 2018, we granted 2.4 million stock options and 1.5 million performance and restricted share units to employees with a weighted average grant date fair value of $8.83 and $32.42 per share, respectively.
Investments
During the nine months ended June 30, 2018, we recognized an impairment loss of $46 million to write off certain cost method investments. We also completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million. The impairment charge and gain on asset sale were included in Other items, net in the Consolidated Statements of Earnings.
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
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $44 million in assets and $4 million in liabilities as of June 30, 2019, and $72 million in assets and $5 million in liabilities as of September 30, 2018. The consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
Legal Settlement
During the quarter ended March 31, 2019, a commercial dispute arose and was settled for $40 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13. FAIR VALUE MEASUREMENTS
The fair value of our marketable securities was $101 million and $80 million as of June 30, 2019 and September 30, 2018, respectively, which is included within Other assets, noncurrent on our Consolidated Balance Sheets, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy). The carrying value of non-marketable equity investments was $139 million as of June 30, 2019.
The fair value of our notes and debentures outstanding was approximately $10.1 billion and $10.5 billion as of June 30, 2019 and September 30, 2018, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
The fair value of our foreign exchange contracts was a liability of $1 million and $8 million as of June 30, 2019 and September 30, 2018, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy).
The notional value of all foreign exchange contracts was $725 million and $642 million as of June 30, 2019 and September 30, 2018, respectively. As of June 30, 2019, $433 million related to future production costs and $292 million related to our foreign currency balances. As of September 30, 2018, $345 million related to future production costs and $297 million related to our foreign currency balances.
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

Revenues by Segment (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Media Networks	$2,504	$2,502	$7,269	$7,491
Filmed Entertainment	877	772	2,228	2,057
Eliminations	(24)	(37)	(92)	(90)
Total revenues	$3,357	$3,237	$9,405	$9,458

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss) (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Media Networks	$748	$799	$2,343	$2,419
Filmed Entertainment	85	44	24	(77)
Corporate expenses	(65)	(60)	(182)	(175)
Eliminations	3	(6)	(1)	(2)
Equity-based compensation	(14)	(10)	(40)	(39)
Restructuring, related costs and programming charges (1)	—	(15)	(172)	(200)
Legal settlement	—	—	(40)	—
Operating income	757	752	1,932	1,926
Interest expense, net	(119)	(138)	(364)	(428)
Equity in net earnings of investee companies	—	2	1	5
Gain on marketable securities	29	—	21	—
Gain on extinguishment of debt	—	—	18	25
Other items, net	(1)	(9)	(13)	(41)
Earnings from continuing operations before provision for income taxes	$666	$607	$1,595	$1,487

(1) Includes equity-based compensation expense of $1 million in the nine months ended June 30, 2019 and $6 million in the nine months ended June 30, 2018.

Total Assets (in millions)	June 30, 2019	September 30, 2018

Media Networks	$17,811	$17,576
Filmed Entertainment	5,537	5,297
Corporate/Eliminations	300	910
Total assets	$23,648	$23,783

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

Revenues by Component (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Media Networks
Advertising	$1,226	$1,191	$3,489	$3,604
Affiliate	1,189	1,203	3,497	3,550
Consumer products, recreation and live events	89	108	283	337
Filmed Entertainment
Theatrical	152	208	473	358
Home entertainment	161	119	493	465
Licensing	521	404	1,056	1,094
Ancillary	43	41	206	140
Eliminations	(24)	(37)	(92)	(90)
Total revenues	$3,357	$3,237	$9,405	$9,458

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
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its movie theaters from all major studios, including Paramount. During the nine months ended June 30, 2019 and 2018, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amount of approximately $4 million and $5 million, respectively.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the transactions with CBS as included in our consolidated financial statements:

CBS Related Party Transactions (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Earnings
Revenues	$29	$21	$80	$90
Operating expenses	$5	$25	$67	$110

			June 30, 2019	September 30, 2018
Consolidated Balance Sheets
Accounts receivable			$5	$7

Accounts payable			$1	$—
Participants’ share and residuals, current			40	58
Program obligations, current			26	38
Program obligations, noncurrent			16	32
Other liabilities			—	2
Total due to CBS			$83	$130

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content and distribution of films, for which the impact on our consolidated financial statements is as follows:

Other Related Party Transactions (in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Earnings
Revenues	$10	$7	$35	$38
Operating expenses	$1	$3	$5	$8

			June 30, 2019	September 30, 2018
Consolidated Balance Sheets
Accounts receivable			$25	$43
Other assets			3	3
Total due from other related parties			$28	$46

Accounts payable			$6	$7
Other liabilities			1	2
Total due to other related parties			$7	$9

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
Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the quarter and nine months ended June 30, 2019, compared with the quarter and nine months ended June 30, 2018. In addition, we provide a discussion of items that affect the comparability of our results of operations.
Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018, and of our outstanding debt, commitments and contingencies existing as of June 30, 2019.
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
Globally, our Media Networks segment reaches approximately 4.4 billion cumulative television subscribers in more than 180 countries and 46 languages, via 314 locally programmed and operated television channels, including our multimedia brands Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT and Logo, as well as Pluto TV, our free streaming television service. Outside of the United States (the “U.S.”), Viacom International Media Networks (“VIMN”) operates the international extensions of our multimedia brands and our program services created specifically for international audiences, such as British public service broadcaster Channel 5 and Milkshake! in the United Kingdom (“UK”), Televisión Federal S.A. (“Telefe”) in Argentina, Colors in India and Paramount Channel. “Cumulative television subscribers” is an aggregation of the total subscribers to (or viewers of, in the case of our free-to-air channels) each Viacom owned-and-operated, joint venture and licensee channel.
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
RESULTS OF OPERATIONS
Summary Consolidated Results of Operations

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions, except per share amounts)	2019	2018	$	%	2019	2018	$	%
GAAP
Revenues	$3,357	$3,237	$120	4%	$9,405	$9,458	$(53)	(1)%
Operating income	757	752	5	1	1,932	1,926	6	—
Net earnings from continuing operations attributable to Viacom	538	511	27	5	1,219	1,302	(83)	(6)
Diluted earnings per share from continuing operations	1.33	1.27	0.06	5	3.02	3.23	(0.21)	(7)

Non-GAAP*
Adjusted operating income	$757	$767	$(10)	(1)%	$2,144	$2,126	$18	1%
Adjusted net earnings from continuing operations attributable to Viacom	484	475	9	2	1,320	1,259	61	5
Adjusted diluted earnings per share from continuing operations	1.20	1.18	0.02	2	3.27	3.12	0.15	5

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
The following tables reconcile our results of operations reported in accordance with GAAP for the quarter and nine months ended June 30, 2019 and 2018 to adjusted results that exclude the impact of certain items identified as affecting comparability (non-GAAP). The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

(in millions, except per share amounts)
	Quarter Ended June 30, 2019
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$757	$666	$122	$538	$1.33
Factors Affecting Comparability:
Gain on marketable securities	—	(29)	(7)	(22)	(0.05)
Discrete tax benefit	—	—	32	(32)	(0.08)
Adjusted results (Non-GAAP)	$757	$637	$147	$484	$1.20

(in millions, except per share amounts)
	Nine Months Ended June 30, 2019
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,932	$1,595	$352	$1,219	$3.02
Factors Affecting Comparability:
Restructuring, related costs and programming charges	172	172	40	132	0.32
Legal settlement	40	40	9	31	0.08
Gain on extinguishment of debt	—	(18)	(4)	(14)	(0.03)
Gain on marketable securities	—	(21)	(5)	(16)	(0.04)
Discrete tax benefit	—	—	32	(32)	(0.08)
Adjusted results (Non-GAAP)	$2,144	$1,768	$424	$1,320	$3.27

(in millions, except per share amounts)
	Quarter Ended June 30, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$752	$607	$93	$511	$1.27
Factors Affecting Comparability:
Restructuring and related costs	15	15	4	11	0.03
Discrete tax benefit	—	—	47	(47)	(0.12)
Adjusted results (Non-GAAP)	$767	$622	$144	$475	$1.18

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

(in millions, except per share amounts)
	Nine Months Ended June 30, 2018
	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$1,926	$1,487	$158	$1,302	$3.23
Factors Affecting Comparability:
Restructuring and related costs	200	200	48	152	0.38
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Gain on asset sale	—	(16)	—	(16)	(0.04)
Investment impairment	—	46	10	36	0.09
Discrete tax benefit	—	—	196	(196)	(0.49)
Adjusted results (Non-GAAP)	$2,126	$1,692	$406	$1,259	$3.12

Restructuring, related costs and programming charges: During fiscal 2018, we launched a program of cost transformation initiatives to improve our margins. We recognized pre-tax charges of $172 million in the nine months ended June 30, 2019, associated with continuing initiatives primarily related to recent management changes and reorganization at Media Networks, comprised of $95 million of restructuring and related costs and $77 million of programming charges. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statements of Earnings.
Our cost transformation initiatives are expected to give rise to over $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020.

Restructuring, Related Costs and Programming Charges (in millions)	Nine Months Ended June 30, 2019
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$23	$14	$4	$41
Exit costs	51	—	—	51
Other related costs	—	—	3	3
Restructuring and related costs	74	14	7	95
Programming	74	3	—	77
Total	$148	$17	$7	$172

We recognized restructuring and related costs of $15 million and $200 million in the quarter and nine months ended June 30, 2018, respectively, resulting from the program of cost transformation initiatives described above.

Restructuring and Related Costs (in millions)	Quarter Ended June 30, 2018				Nine Months Ended June 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$—	$—	$—	$—	$123	$—	$—	$123
Exit costs	—	—	—	—	40	—	—	40
Other related costs	—	—	15	15	—	—	37	37
Total	$—	$—	$15	$15	$163	$—	$37	$200

Legal settlement: An expense of $40 million was recognized in connection with the settlement of a commercial dispute in the quarter ended March 31, 2019.
Gain on extinguishment of debt: We redeemed senior notes and debentures totaling $1.128 billion in the nine months ended June 30, 2019. As a result, we recognized a pre-tax extinguishment gain of $18 million in the Consolidated Statements of Earnings.
We redeemed senior notes and debentures totaling $1.039 billion in the nine months ended June 30, 2018. As a result of these transactions, we recognized a pre-tax extinguishment gain of $25 million in the Consolidated Statements of Earnings.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Gain on marketable securities: Pursuant to our adoption of Accounting Standards Update 2016-01, which requires the changes in fair value measurement of marketable securities to be recognized in the Consolidated Statements of Earnings, we recorded a non-operating gain on marketable securities of $29 million and $21 million in the quarter and nine months ended June 30, 2019, respectively, in the Consolidated Statements of Earnings.
Gain on asset sale: We completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million in the nine months ended June 30, 2018, included within Other items, net in the Consolidated Statements of Earnings.
Investment impairment: We recognized a $46 million impairment loss in the nine months ended June 30, 2018, included within Other items, net in the Consolidated Statements of Earnings, in connection with the write off of certain cost method investments.
Discrete taxes: The net discrete tax benefit in the quarter and nine months ended June 30, 2019 was principally related to the tax benefit triggered by the bankruptcy of an investee.
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
Revenues
Worldwide revenues increased $120 million, or 4%, to $3.357 billion in the quarter ended June 30, 2019, and included a 2-percentage point unfavorable impact of foreign exchange. Media Networks revenues remained substantially flat at $2.504 billion in the quarter. Filmed Entertainment revenues increased $105 million, or 14%, in the quarter primarily due to increased licensing and home entertainment revenues, partially offset by lower theatrical revenues.
Worldwide revenues decreased $53 million, or 1%, to $9.405 billion in the nine months ended June 30, 2019, and included a 3-percentage point unfavorable impact of foreign exchange. Media Networks revenues decreased $222 million, or 3%, in the nine months, principally driven by the unfavorable impact of foreign exchange. Filmed Entertainment revenues increased $171 million, or 8%, in the nine months, reflecting increased theatrical, ancillary and home entertainment revenues, partially offset by a decrease in licensing revenues.
Expenses
Total expenses increased $115 million, or 5%, to $2.600 billion in the quarter ended June 30, 2019, while total expenses decreased $59 million, or 1%, to $7.473 billion in the nine months. Consolidated expenses in the nine months ended June 30, 2019 included restructuring and related costs of $95 million, programming charges of $77 million and an expense of $40 million in connection with the settlement of a commercial dispute, compared with restructuring and related costs of $15 million and $200 million in the quarter and nine months ended June 30, 2018, respectively, as described in more detail in “Factors Affecting Comparability”. Media Networks expenses increased $53 million, or 3%, in the quarter and decreased $146 million, or 3%, in the nine months. Filmed Entertainment expenses increased $64 million, or 9%, in the quarter and $70 million, or 3%, in the nine months.
Operating
Operating expenses increased $36 million, or 2%, to $1.717 billion in the quarter and remained substantially flat at $4.924 billion in the nine months. Consolidated operating expenses included programming charges of $77 million in the nine months ended June 30, 2019, as described in more detail in “Factors Affecting Comparability”. Media Networks operating expenses increased $6 million, or 1%, in the quarter and decreased $120 million, or 4%, in the nine months. Filmed Entertainment operating expenses increased $24 million, or 4%, in the quarter and $43 million, or 2%, in the nine months.
Selling, General and Administrative
SG&A expenses increased $90 million, or 12%, to $828 million in the quarter and remained substantially flat at $2.255 billion in the nine months. SG&A expenses included a 3-percentage point and 4-percentage point benefit of cost savings in the quarter and nine months, respectively, from our restructuring activities. Media Networks SG&A expenses increased $44 million, or 7%, in the quarter and decreased $27 million, or 2%, in the nine months. Filmed Entertainment SG&A expenses increased $38 million, or 48%, in the quarter and $27 million, or 11%, in the nine months.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Restructuring and Related Costs
Restructuring and related costs of $95 million were recognized in the nine months ended June 30, 2019, compared with $15 million and $200 million in the quarter and nine months ended June 30, 2018, respectively, as described in more detail in “Factors Affecting Comparability”.
Legal Settlement
An expense of $40 million was recognized in connection with the settlement of a commercial dispute in the quarter ended March 31, 2019.
Operating Income
Operating income increased $5 million, or 1%, to $757 million in the quarter ended June 30, 2019, while operating income remained substantially flat at $1.932 billion in the nine months ended June 30, 2019, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $10 million, or 1%, to $757 million in the quarter and increased $18 million, or 1%, to $2.144 billion in the nine months, including a 1-percentage point unfavorable impact of foreign exchange in each period. Filmed Entertainment adjusted operating results improved by $41 million, or 93%, in the quarter and $101 million in the nine months. Media Networks adjusted operating income decreased $51 million, or 6%, in the quarter and $76 million, or 3%, in the nine months.
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
Our effective income tax rate was 18.3% and 22.1% in the quarter and nine months ended June 30, 2019, respectively. A net discrete tax benefit of $32 million in the quarter and nine months, taken together with the net discrete tax benefit of the items discussed in “Factors Affecting Comparability” decreased the effective income tax rate by 4.8 and 1.9 percentage points in the quarter and nine months, respectively. Excluding the impact of the items discussed in “Factors Affecting Comparability”, our adjusted effective income tax rate was 23.1% in the quarter and 24.0% in the nine months.
Our effective income tax rate was 15.3% and 10.6% in the quarter and nine months ended June 30, 2018, respectively. A net discrete tax benefit of $47 million in the quarter and $196 million in the nine months, taken together with the discrete tax impact of the items discussed in “Factors Affecting Comparability” reduced the effective income tax rate by 7.9 and 13.4 percentage points in the quarter and nine months, respectively. Excluding the impact of the items discussed in “Factors Affecting Comparability”, our adjusted effective income tax rate was 23.2% in the quarter and 24.0% in the nine months.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom increased $27 million, or 5%, to $538 million in the quarter ended June 30, 2019, primarily due to the operating results discussed above, as well as the increased value of marketable securities. The lower interest expense in the quarter as a result of our reduction in debt was substantially offset by a lower discrete tax benefit as compared with the prior year quarter. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $9 million, or 2%, to $484 million in the quarter, including a 1-percentage point unfavorable impact of foreign exchange.
Net earnings from continuing operations attributable to Viacom decreased $83 million, or 6%, to $1.219 billion in the nine months, primarily due to lapping the discrete tax benefit in the prior year resulting from the enactment of the Act, partially offset by lower interest expense as a result of debt reduction and the increased value of marketable securities. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $61 million, or 5%, to $1.320 billion in the nine months, including a 2-percentage point unfavorable impact of foreign exchange, also benefiting from lower interest expense.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations increased $0.06 per diluted share to $1.33 in the quarter ended June 30, 2019 and decreased $0.21 per diluted share to $3.02 in the nine months, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations increased $0.02 per diluted share to $1.20 in the quarter and $0.15 per diluted share to $3.27 in the nine months, which included a $0.02 and $0.05 unfavorable impact of foreign exchange, respectively.

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
Media Networks

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2019	2018	$	%	2019	2018	$	%
Revenues by Component
Advertising	$1,226	$1,191	$35	3%	$3,489	$3,604	$(115)	(3)%
Affiliate	1,189	1,203	(14)	(1)	3,497	3,550	(53)	(1)
Consumer products, recreation and live events	89	108	(19)	(18)	283	337	(54)	(16)
Total revenues by component	2,504	2,502	2	—	7,269	7,491	(222)	(3)
Expenses
Operating	1,078	1,072	(6)	(1)	3,045	3,165	120	4
Selling, general and administrative	633	589	(44)	(7)	1,753	1,780	27	2
Depreciation and amortization	45	42	(3)	(7)	128	127	(1)	(1)
Total expenses	1,756	1,703	(53)	(3)	4,926	5,072	146	3
Adjusted Operating Income	$748	$799	$(51)	(6)%	$2,343	$2,419	$(76)	(3)%

Revenues
Worldwide revenues remained substantially flat at $2.504 billion in the quarter ended June 30, 2019 and included a 3-percentage point unfavorable impact of foreign exchange. Domestic revenues increased $28 million, or 1%, to $2.021 billion in the quarter. International revenues decreased $26 million, or 5%, to $483 million reflecting the unfavorable impact of foreign exchange, partially offset by growth in Latin America. International revenues included a 12-percentage point unfavorable impact of foreign exchange.
Worldwide revenues decreased $222 million, or 3%, to $7.269 billion in the nine months ended June 30, 2019 and included a 2-percentage point unfavorable impact of foreign exchange. Domestic revenues remained substantially flat at $5.778 billion. International revenues decreased $215 million, or 13%, to $1.491 billion in the nine months, principally driven by an 11-percentage point unfavorable impact of foreign exchange.
Advertising
Worldwide advertising revenues increased $35 million, or 3%, to $1.226 billion in the quarter, while worldwide advertising revenues decreased $115 million, or 3%, to $3.489 billion in the nine months. Worldwide advertising revenues included a 4-percentage point and 3-percentage point unfavorable impact of foreign exchange in the quarter and nine months, respectively. Domestic advertising revenues increased $54 million, or 6%, to $976 million in the quarter and remained substantially flat at $2.703 billion in the nine months, principally reflecting growth in revenues from advanced marketing solutions (“AMS”) and higher pricing, partially offset by lower linear impressions. AMS, now comprising nearly 20% of domestic advertising revenues, increased 84% and 73% in the quarter and nine months, respectively, and includes advertising on our new Pluto TV free streaming service. International advertising revenues decreased $19 million, or 7%, to $250 million in the quarter and $118 million, or 13%, to $786 million in the nine months, principally driven by the unfavorable impact of foreign exchange, partially offset by growth in Latin America. Foreign exchange had a 16-percentage point and 14-percentage point unfavorable impact on international advertising revenues in the quarter and nine months.
Affiliate
Worldwide affiliate revenues decreased $14 million, or 1%, to $1.189 billion and $53 million, or 1%, to $3.497 billion in the quarter and nine months, respectively, driven by a 1-percentage point unfavorable impact from foreign exchange in each period.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Domestic affiliate revenues decreased $14 million, or 1%, to $988 million in the quarter, driven by subscriber declines, partially offset by higher contractual rates and over-the-top (“OTT”) and studio production revenues. Domestic affiliate revenues remained substantially flat at $2.893 billion in the nine months, primarily driven by contractual rate increases and higher OTT and studio production revenues, substantially offset by subscriber declines. International affiliate revenues remained flat at $201 million in the quarter, while international affiliate revenues decreased $63 million, or 9%, to $604 million in the nine months, principally due to the unfavorable impact of foreign exchange and the timing of delivery of content made available under subscription video-on-demand and other OTT arrangements. Foreign exchange had an 8-percentage point and 7-percentage point unfavorable impact on international affiliate revenues in the quarter and nine months, respectively.
Consumer Products, Recreation and Live Events
Worldwide consumer products, recreation and live events revenues decreased $19 million, or 18%, to $89 million and $54 million, or 16%, to $283 million in the in the quarter and nine months, respectively, principally driven by lower revenues from certain consumer products franchises as well as lower live events revenue. Worldwide consumer products, recreation and live events revenues included a 2-percentage point unfavorable impact from foreign exchange in each period. Domestic consumer products, recreation and live events revenues decreased $12 million, or 17%, to $57 million in the quarter and $20 million, or 10%, to $182 million in the nine months. International revenues decreased $7 million, or 18%, to $32 million in the quarter and $34 million, or 25%, to $101 million in the nine months. Foreign exchange had a 5-percentage point and 4-percentage point unfavorable impact on international consumer products, recreation and live events revenues in the quarter and nine months, respectively.
Expenses
Media Networks segment expenses increased $53 million, or 3%, to $1.756 billion in the quarter ended June 30, 2019, and decreased $146 million, or 3%, to $4.926 billion in the nine months ended June 30, 2019. Segment expenses included a 3-percentage point favorable impact of foreign exchange in the quarter and nine months, respectively.
Operating
Operating expenses increased $6 million, or 1%, to $1.078 billion in the quarter, while operating expenses decreased $120 million, or 4%, to $3.045 billion in the nine months. Production and programming costs decreased $7 million, or 1%, to $916 million in the quarter and $132 million, or 5%, to $2.634 billion in the nine months, primarily due to the favorable impact from foreign exchange and reflecting the timing and mix of programming. Distribution and other expenses increased $13 million, or 9%, to $162 million in the quarter and $12 million, or 3%, to $411 million in the nine months, impacted by our investment in AMS and other growth initiatives.
Selling, General and Administrative
SG&A expenses increased $44 million, or 7%, to $633 million in the quarter, primarily due to higher advertising and promotional expenses. SG&A expenses decreased $27 million, or 2%, to $1.753 billion in the nine months, primarily driven by cost savings from our restructuring initiatives. SG&A expenses included a 4-percentage point and 5-percentage point benefit of savings in the quarter and nine months, respectively, from our cost transformation initiatives implemented in fiscal year 2018.
Adjusted Operating Income
Adjusted operating income decreased $51 million, or 6%, to $748 million and $76 million, or 3%, to $2.343 billion in the quarter and nine months ended June 30, 2019, respectively, reflecting the operating results discussed above. Adjusted operating income included a 1-percentage point unfavorable impact from foreign exchange in each period.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment

	Quarter Ended June 30,		Better/(Worse)		Nine Months Ended June 30,		Better/(Worse)
(in millions)	2019	2018	$	%	2019	2018	$	%
Revenues by Component
Theatrical	$152	$208	$(56)	(27)%	$473	$358	$115	32%
Home entertainment	161	119	42	35	493	465	28	6
Licensing	521	404	117	29	1,056	1,094	(38)	(3)
Ancillary	43	41	2	5	206	140	66	47
Total revenues by component	877	772	105	14	2,228	2,057	171	8
Expenses
Operating	665	641	(24)	(4)	1,892	1,849	(43)	(2)
Selling, general and administrative	117	79	(38)	(48)	284	257	(27)	(11)
Depreciation and amortization	10	8	(2)	(25)	28	28	—	—
Total expenses	792	728	(64)	(9)	2,204	2,134	(70)	(3)
Adjusted Operating Income/Loss	$85	$44	$41	93%	$24	$(77)	$101	NM

NM - Not meaningful
Revenues
Worldwide revenues increased $105 million, or 14%, to $877 million and $171 million, or 8%, to $2.228 billion in the quarter and nine months ended June 30, 2019, respectively. Worldwide revenues included a 1-percentage point and 2-percentage point unfavorable impact from foreign exchange in the quarter and nine months, respectively. Domestic revenues decreased $18 million, or 4%, to $446 million in the quarter, primarily due to lower theatrical revenues, partially offset by increased home entertainment and licensing revenues. Domestic revenues increased $53 million, or 5%, to $1.165 billion in the nine months due to increased home entertainment and ancillary revenues, partially offset by lower licensing revenues. International revenues increased $123 million, or 40%, to $431 million in the quarter, reflecting increases across all revenue streams. International revenues increased $118 million, or 12%, to $1.063 billion in the nine months, primarily due to increased theatrical revenues. Foreign exchange had a 3-percentage point and 4-percentage point unfavorable impact on international revenues in the quarter and nine months, respectively.
Theatrical
Worldwide theatrical revenues decreased $56 million, or 27%, to $152 million in the quarter, reflecting a difficult comparison against the prior year release of A Quiet Place, partially offset by the strong performance of current quarter releases Rocketman and Pet Sematary. Worldwide theatrical revenues included a 2-percentage point unfavorable impact from foreign exchange in the quarter. Domestic theatrical revenues decreased $69 million, or 51%, to $65 million against the strong domestic performance of A Quiet Place in the prior year quarter, while international theatrical revenues increased $13 million, or 18%, to $87 million, reflecting the mix of titles available in each market. Foreign exchange had a 6-percentage point unfavorable impact on international theatrical revenues.
Worldwide theatrical revenues increased $115 million, or 32%, to $473 million in the nine months, principally reflecting the mix of current year releases. Worldwide theatrical revenues included a 4-percentage point unfavorable impact from foreign exchange. Significant current year releases included Bumblebee, Rocketman, Instant Family and Pet Sematary, compared with A Quiet Place and Daddy’s Home 2 in the prior year. Domestic theatrical revenues decreased $3 million, or 1%, to $220 million, reflecting a difficult comparison against A Quiet Place, while international theatrical revenues increased $118 million, or 87%, to $253 million primarily due to the strong performance of Bumblebee in the current year. Foreign exchange had an 11-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues increased $42 million, or 35%, to $161 million in the quarter. Worldwide home entertainment revenues included a 2-percentage point unfavorable impact from foreign exchange. The current quarter benefited from carryover revenues from Bumblebee. Domestic and international home entertainment revenues increased $30 million, or 38%, to $109 million, and $12 million, or 30%, to $52 million, respectively. Foreign exchange had a 5-percentage point unfavorable impact on international home entertainment revenues.
Worldwide home entertainment revenues increased $28 million, or 6%, to $493 million in the nine months. Worldwide home entertainment revenues included a 2-percentage point unfavorable impact from foreign exchange. Domestic home entertainment revenues increased $45 million, or 16%, to $324 million, reflecting the strong performance in the current year

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

from Mission: Impossible - Fallout and Bumblebee. International home entertainment revenues decreased $17 million, or 9%, to $169 million, reflecting the mix of titles available in each market. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Worldwide licensing revenues increased $117 million, or 29%, to $521 million in the quarter, primarily due to an increase in current year library and television production licensing revenues. Worldwide licensing revenues included a 1-percentage point unfavorable impact from foreign exchange in the quarter. Domestic licensing revenues increased $22 million, or 10%, to $240 million. International licensing revenues increased $95 million, or 51%, to $281 million. Foreign exchange had a 2-percentage point unfavorable impact on international licensing revenues in the quarter.
Worldwide licensing revenues decreased $38 million, or 3%, to $1.056 billion in the nine months, primarily due to the difficult comparison against the prior year release of The Cloverfield Paradox, partially offset by an increase in current year library licensing revenues. Worldwide licensing revenues included a 1-percentage point unfavorable impact from foreign exchange in the nine months. Domestic licensing revenues decreased $17 million, or 3%, to $492 million in the nine months. International licensing revenues decreased $21 million, or 4%, to $564 million in the nine months. Foreign exchange had a 2-percentage point unfavorable impact on international licensing revenues in the nine months.
Ancillary
Worldwide ancillary revenues increased $2 million, or 5%, to $43 million in the quarter. Domestic ancillary revenues decreased $1 million, or 3%, to $32 million and international ancillary revenues increased $3 million, or 38%, to $11 million, driven by higher international theme park revenues. Worldwide ancillary revenues increased $66 million, or 47%, to $206 million in the nine months ended June 30, 2019, driven by higher international theme park revenues and a new music rights agreement. Domestic ancillary revenues increased $28 million, or 28%, to $129 million and international ancillary revenues increased $38 million, or 97%, to $77 million.
Expenses
Filmed Entertainment segment expenses increased $64 million, or 9%, to $792 million in the quarter ended June 30, 2019, and $70 million, or 3%, to $2.204 billion in the nine months ended June 30, 2019, primarily due to increased operating and SG&A expenses.
Operating
Operating expenses increased $24 million, or 4%, to $665 million in the quarter and $43 million, or 2%, to $1.892 billion in the nine months. Distribution and other costs, principally advertising and print expenses, increased $16 million, or 7%, in the quarter and $133 million, or 19%, in the nine months, primarily driven by higher theatrical distribution costs to support our current year releases. Film costs increased $8 million, or 2%, in the quarter, primarily related to the current quarter Paramount Television releases, and decreased $90 million, or 8%, in the nine months, reflecting the timing and mix of current year releases.
Selling, General and Administrative
SG&A expenses increased $38 million, or 48%, to $117 million in the quarter and $27 million, or 11%, to $284 million in the nine months, principally driven by higher employee related costs.
Adjusted Operating Income/Loss
Adjusted operating income was $85 million in the quarter and $24 million in the nine months ended June 30, 2019, compared with adjusted operating income of $44 million and an adjusted operating loss of $77 million in the respective prior year periods. The improvements of $41 million, or 93%, in the quarter and $101 million in the nine months principally reflect higher profits from our film library and, in the nine months, the new music rights agreement. Operating losses reflect the recognition of advertising and print expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
Cash Flows
Cash and cash equivalents were $722 million as of June 30, 2019, which decreased $835 million compared with September 30, 2018. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures. Free cash flow is a non-GAAP measure. Management believes the use of this measure provides investors with an important perspective on our liquidity, including our ability to service debt and make investments in our businesses.

Change in cash and cash equivalents (in millions)	Nine Months Ended June 30,		Better/(Worse)
	2019	2018	$
Net cash provided by operating activities	$1,103	$997	$106
Net cash used in investing activities	(506)	(128)	(378)
Net cash used in financing activities	(1,429)	(1,309)	(120)
Effect of exchange rate changes on cash and cash equivalents	(3)	(20)	17
Decrease in cash and cash equivalents	$(835)	$(460)	$(375)
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities (GAAP)	$1,103	$997	$106
Capital expenditures	(119)	(102)	(17)
Free cash flow (Non-GAAP)	$984	$895	$89

Operating Activities
Cash provided by operating activities increased $106 million for the nine months ended June 30, 2019, primarily reflecting the impact of favorable working capital requirements.
Investing Activities
Cash used in investing activities increased $378 million for the nine months ended June 30, 2019, principally driven by the acquisition of Pluto Inc. and investment activity and, to a lesser extent, a decrease in proceeds received from asset sales and higher capital expenditures.
Financing Activities
Cash used in financing activities increased $120 million for the nine months ended June 30, 2019, primarily reflecting the impact of the current and prior year debt transactions.
Capital Resources
Capital Structure and Debt
Total debt was $8.958 billion as of June 30, 2019, a decrease of $1.124 billion from $10.082 billion as of September 30, 2018.
In the nine months ended June 30, 2019, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees.
Our 5.875% Junior subordinated debentures due February 2057 and 6.250% Junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, on which dates the rates

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

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
Credit Facility
In February 2019, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 18, 2019 to February 11, 2024. As of June 30, 2019, there were no amounts outstanding under the credit facility. See Note 4 to the Consolidated Financial Statements for further information.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

Date: August 8, 2019	By:	/s/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

Date: August 8, 2019	By:	/s/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller and Chief Accounting Officer