Form 10-K
period 2019-09-30
Viacom Inc.
filed 2019-11-14
CIK 1339947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number 001-32686
VIACOM INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3515052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1515 Broadway
New York, NY 10036
(212) 258-6000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	VIA	NASDAQ Global Select Market
Class B Common Stock, $0.001 par value	VIAB	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of the close of business on March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were 49,430,745 shares of the registrant’s Class A common stock, par value $0.001 per share, and 353,640,804 shares of its Class B common stock, par value $0.001 per share, outstanding. The aggregate market value of Class A common stock held by non-affiliates as of March 29, 2019 was approximately $324.1 million (based upon the closing price of $32.45 per share as reported by the NASDAQ Global Select Market on March 29, 2019, the last trading day of the quarter). The aggregate market value of Class B common stock held by non-affiliates as of March 29, 2019 was approximately $9.9 billion (based upon the closing price of $28.07 per share as reported by the NASDAQ Global Select Market on March 29, 2019, the last trading day of the quarter).
As of October 31, 2019, 49,430,485 shares of our Class A common stock and 353,976,998 shares of our Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 1. Business.

OVERVIEW

Viacom creates entertainment experiences that drive conversation and culture around the world. Through television, film, direct-to-consumer streaming, digital media, live events, merchandise and solutions, our brands connect with diverse, young and young at heart audiences in more than 180 countries. We operate through two reportable segments: Media Networks and Filmed Entertainment, each of which is described below.

In fiscal year 2019, we executed against our strategic priorities and accelerated the evolution of Viacom for the future. Notably, as previously announced, on August 13, 2019, we entered into an Agreement and Plan of Merger with CBS Corporation (“CBS”) (as it may be further amended or supplemented from time to time, the “merger agreement”), pursuant to which Viacom will merge with and into CBS (the “merger”), with CBS continuing as the surviving company and being renamed ViacomCBS Inc. (“ViacomCBS”).

Executing Against Our Strategic Priorities

•
Our Media Networks business grew U.S. basic cable audience share for the full year, driven by strength at MTV, Comedy Central and Paramount Network, and maintained number-one positions among key audience demographics. Viacom International Media Networks (“VIMN”) also strengthened year-over-year viewership share over fiscal year 2018, while continuing to expand into new markets with channel launches in Asia, Europe and the Americas.

▪
Our partnership-focused distribution strategy has extended the reach of our services to consumers across more viewing platforms and at more price points than ever before, resulting in full year domestic affiliate revenue growth. In addition to renewing our partnership with the National Cable Television Cooperative (NCTC), in fiscal year 2019 we secured a new long-term arrangement with AT&T that includes broad carriage across traditional linear, streaming and mobile products. We gained carriage on fuboTV and the Spectrum TV Essentials offering from Charter Communications, and announced a distribution agreement with T-Mobile to participate as a launch partner for its new wireless TV service. We also launched new premium subscription video-on-demand (“SVOD”) products on Apple TV+, including BET+, Comedy Central Now, MTV Hits and Nick Hits, and expanded our existing direct-to-consumer offerings Noggin and Paramount+, which is available to mobile and pay-TV providers outside the U.S.

•
Our Filmed Entertainment business returned to full-year profitability for the first time in four years and delivered its eleventh straight quarter of year-over-year improvement in adjusted operating income. Theatrically, Paramount Pictures reinvigorated the Transformers franchise with the worldwide success of Bumblebee and delivered another box office hit with Rocketman, the critically acclaimed Elton John biopic. Paramount Television received seven 2019 Emmy® nominations and delivered popular titles such as Catch-22 on Hulu, Tom Clancy’s Jack Ryan on Amazon, and 13 Reasons Why and The Haunting of Hill House on Netflix.

•
Our live events and consumer products businesses continued to extend the off-screen presence of Viacom brands. We drew more than four million fans to our live events globally in fiscal year 2019. Additionally, in September 2019, we acquired Paws Inc., adding the Garfield franchise to our consumer products portfolio.

Accelerating Our Evolution

•	As a result of our continued investment in our advanced marketing solutions (“AMS”) business, domestic advertising revenues returned to full-year growth for the first time since fiscal year 2013.

•
We acquired Pluto TV, the leading free streaming TV platform in the U.S. Our acquisition of Pluto TV advances our key strategic priorities, including expanding our presence across next-generation distribution platforms and growing our AMS business. We have rapidly integrated and scaled Pluto TV, growing domestic monthly active users by nearly 70% this calendar year, launching or rebranding over 80 new channels, including Pluto TV Latino, a suite of 22 channels with over 4,000 hours of programming in Spanish and Portuguese, and ensuring Pluto TV’s inclusion on a number of new video and broadband platforms from Comcast, Cox Communications and UK on-demand platform My5.

•
In September 2019, BET Networks and Tyler Perry Studios launched BET+, an online SVOD service focused on Black audiences and consumers of Black culture. BET+ features more than 1,000 hours of advertising-free premium content, including new, exclusive programming, iconic TV series, movies, and documentaries and specials from BET and other networks in the Viacom portfolio.

•
Viacom Digital Studios (“VDS”) continued to drive significant consumption across leading social platforms, with original programming and content from flagship brands. In the quarter ended September 30, 2019, VDS drove year-over-year increases in Viacom’s aggregate number of social video views and minutes viewed by 38% and 75%, respectively, across all of our domestic social accounts. This growth led Viacom to reach number five on the Tubular Media and Entertainment Index for September 2019.

•
Our cross-Viacom studio production business, which supplies original, first-run content to our brands and third parties, continued to expand in fiscal year 2019. Notable projects included two original films for Netflix based on the Rocko’s Modern Life and Invader Zim franchises from Nickelodeon, and three new international seasons of MTV’s The Real World from MTV Studios for digital audiences on Facebook Watch. Additionally, Awesomeness delivered Emmy®-nominated comedy series PEN15 and season two of Light as a Feather to Hulu, as well as The Perfect Date and series Trinkets to Netflix. As of September 30, 2019, Paramount Television had 26 shows ordered to or in production, including the sequel series to TNT’s Emmy®-nominated The Alienist, the series adaptation of the international bestseller Shantaram for Apple TV+ and three shows for HBO Max, Warner Media’s upcoming streaming service, among others. Internationally, Viacom International Studios (“VIS”) opened a production base in Madrid, Spain, and announced deals to produce content for Amazon, Claro, Imagen, Mediapro and Mega in Latin America, building its position as a leading global producer of Spanish-language content.

Pending Merger with CBS

ViacomCBS will be a leading global, multiplatform, premium content powerhouse, with the assets, capabilities and scale to be one of the most important content producers and providers in the world and an indispensable player in the global media ecosystem. Through its premium content scale, broadcast and cable leadership positions in markets across the U.S., Europe, Latin America and Asia, global production capabilities, major Hollywood film studio, portfolio of streaming products, and industry-leading advertising and marketing solutions, ViacomCBS will be positioned to serve consumers, the creative community, commercial partners and employees, while creating long-term value for shareholders. The strength and scale of ViacomCBS’ assets will enable it to pursue a growth strategy driven by one agenda - to maximize the value of the content it creates, whether for its own platforms or for others.

At the effective time of the merger (the “effective time”), (1) each share of Viacom Class A common stock issued and outstanding immediately prior to the effective time, other than shares held directly by Viacom as treasury shares or held by CBS, will be converted automatically into 0.59625 shares of ViacomCBS Class A common stock and (2) each share of Viacom Class B common stock issued and outstanding immediately prior to the effective time, other than shares held directly by Viacom as treasury shares or held by CBS, will be converted automatically into 0.59625 shares of ViacomCBS Class B common stock.

The merger is subject to regulatory approvals and other customary closing conditions. The merger with CBS is also subject to a number of risks and uncertainties, as discussed under “Risks Relating to the Pending Merger with CBS” in “Item 1A. Risk Factors.” In connection with the proposed merger, CBS filed a registration statement on Form S-4 with the SEC that includes a joint consent solicitation statement of CBS and Viacom, constitutes a prospectus of CBS, and was declared effective on October 25, 2019.

We were organized as a Delaware corporation in 2005 in connection with our earlier separation from CBS, which was effective January 1, 2006. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.viacom.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10-K. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.

MEDIA NETWORKS

Overview

Our Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire, distribute and sell programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming, on-demand and transactional bases, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also includes Pluto TVTM, the leading free streaming TV platform in the U.S. The Media Networks segment also delivers advertising and marketing services, including those under our advanced marketing solutions portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Media Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third-party distributors.

Globally, our Media Networks segment reaches approximately 4.3 billion cumulative television subscribers in more than 180 countries and 45 languages, via 320 locally programmed and operated television channels, including our multimedia brands Nickelodeon®, MTV®, BET®, Comedy Central®, Paramount Network®, Nick Jr.®, VH1®, TV Land®, CMT® and Logo®. Outside of the United States (the “U.S.”), VIMN operates the international extensions of our multimedia brands and our program services created specifically for international audiences, such as public service broadcaster (“PSB”) Channel 5® and Milkshake!® in the United Kingdom (“UK”), Televisión Federal S.A., or Telefe®, in Argentina, COLORS® in India and Paramount Channel™ in various countries. “Cumulative television subscribers” is an aggregation of the total subscribers to (or viewers of, in the case of our free-to-air channels) each Viacom owned-and-operated, joint venture and licensee channel (and does not include users of Pluto TV).

Through VDS and its international extension, Viacom Digital Studios International (“VDSI”), we produce original content for consumption across the leading social platforms to build loyalty for, and engagement with, our flagship brands.
Our cross-Viacom studio production business is a global network of production studios producing premium episodic and film content across both our owned and operated platforms and for third parties. Domestically, this business is driven by Paramount Television, Awesomeness, Nickelodeon, MTV and Comedy Central and utilizes our considerable intellectual property library to create long-form episodic content for third-party platforms. Internationally, the business is driven by VIS.
Our Media Networks brands also develop and operate an extensive portfolio of online, mobile and over-the-top (“OTT”) experiences, including “TV Everywhere” and subscription apps that offer audiences long and short-form video content, games and interactive features, across shows, events, news, music, community, culture and, for our younger audiences, educational and learning activities. Examples include Noggin, Nickelodeon’s advertising-free, direct-to-consumer, OTT preschool video subscription service, and BET+, an online SVOD service focused on Black audiences and consumers of Black culture.
Pluto TV

In March 2019, we acquired Pluto TVTM, the leading free streaming TV platform in the U.S. Pluto TV expands our presence across next-generation distribution platforms and accelerates the growth of our AMS business. Pluto TV is available across mobile devices, desktops, streaming players and game consoles and is integrated across a growing number of Smart TVs and other video and broadband platforms.

With approximately 20 million monthly active users in the U.S., the majority of whom are on connected TVs, and over 165 content partners, Pluto TV offers over 200 live linear channels, thousands of hours of on-demand content, including movies, news, sports, general entertainment, African American, kids and digital series. In July 2019, we launched Pluto TV Latino, a suite of 22 channels streaming over 4,000 hours of programming in Spanish and Portuguese, including hit TV series and movies, sports, reality, lifestyle and more. In addition, Pluto TV is available in the UK, Germany, Austria and Switzerland, and plans to expand to Latin America and additional territories early in calendar 2020.

Media Networks Brands

Our most significant Media Networks brands are discussed below. Unless otherwise indicated, the domestic cumulative television subscriber numbers are according to Nielsen Company (US), LLC (“Nielsen”) and the international reach statistics are derived from internal data coupled with external sources when available.

•
Nickelodeon, now in its 40th year, is a diverse, global business and a recognized leader in kids and family entertainment. Nickelodeon has been the number-one-rated ad-supported basic cable network for 24 consecutive years among kids 2 to 12, featuring leading original and licensed series for kids across animation, live-action and preschool genres. Nickelodeon produces and distributes programming worldwide. During the evening and overnight hours, Nick at Nite airs on the same linear cable channel on which Nickelodeon airs during the daytime, and features licensed contemporary family comedies, such as Friends, Mom, The King of Queens and Full House.

•
Nick Jr. seeks to entertain and educate preschoolers, providing kids an opportunity to engage with characters they love while building their imaginations, gaining key cognitive and social-emotional skills and learning about the world around them.

•
TeenNick appeals to kids ages 6 to 11 and features Nickelodeon original live action hits, signature originals and Nick Rewind, a programming block targeting millennials with iconic Nick library content from the 1990s; Nicktoons is a leading cartoon destination for kids featuring signature franchises; and Nick Music is a 24-hour music video destination featuring a Nickelodeon-curated lineup from breakout artists and hit-makers.

•	Nickelodeon is a key part of Viacom’s global consumer products licensing business and also licenses its brands for recreation experiences such as hotels and theme parks, as well as live tours.

•
Programming highlights in fiscal year 2019 included Ryan’s Mystery Playdate; SpongeBob’s Big Birthday Blowout, which kicked off the 20th anniversary celebration of one of TV’s most iconic characters; new animated series Butterbean’s Café and Abby Hatcher; the revival of Are You Smarter Than a 5th Grader?, with new host John Cena; returning hits PAW Patrol, Blaze and The Monster Machines, Shimmer and Shine, The Loud House, Henry Danger and Bubble Guppies; and tentpole events such as Kids’ Choice Awards and Kids’ Choice Sports.

•
Internationally, we have introduced new content models that have led to Nickelodeon’s first internationally originated, globally distributed, non-preschool, animated program It’s Pony; our first Chinese-originated, animated program Deer Squad; and a second season of the telenovela Noobees, a co-production between VIS and Mediapro.

•
Noggin is Nickelodeon’s advertising-free, direct-to-consumer, OTT preschool video subscription service, featuring over 1,000 full-length library episodes, plus interactive play-along videos and short-form educational content. Noggin is part of Amazon’s Prime Video Channels lineup and, in June 2019, launched a new user interface and added games.

•
In fiscal year 2019, Nickelodeon launched JoJo Siwa’s D.R.E.A.M. The Tour, a multi-city live concert tour with stops across the U.S. Other live and location-based experiences include its SlimeFest music festival in Chicago, IL and SlimeFest activations in Germany, the Philippines, the UK, Italy and Australia; SlimeCity, an interactive pop-up experience in Atlanta, GA; multiple PAW Patrol live tours around the world; the first-ever Kids’ Choice Awards in Abu Dhabi, with additional local versions in Germany, Mexico and Brazil.

•
Nickelodeon Movies continues to deepen its partnership with Paramount, working together to develop a slate of branded films based on some of Nick’s most iconic franchises and characters. In August 2019, Paramount PlayersTM released Dora and the Lost City of Gold, a live-action adaption of the classic Nickelodeon series Dora the Explorer.

•	In September 2019, Nickelodeon’s channel portfolio reached approximately 1.1 billion cumulative television subscribers in 179 countries worldwide, excluding branded programming blocks.

•
MTV is the leading global youth media brand, reaching approximately 1 billion cumulative television subscribers in 180 countries and nearly 30 different languages across every platform. MTV operations span cable and mobile networks, live events, theatrical films and MTV Studios.

•
Programming highlights in fiscal year 2019 included new series launches The Hills: New Beginnings and Double Shot at Love with DJ Pauly D and Vinny. Returning favorites included Teen Mom, Teen Mom 2, Teen Mom OG, MTV Floribama Shore, Ridiculousness, Wild ‘N Out, Are You The One?, Siesta Key, The Challenge franchise and Jersey Shore: Family Vacation. The signature MTV hit Jersey Shore format has been adapted for our international audiences, with multiple versions around the world, including as Geordie Shore in the UK (now in its 19th season) and Acapulco Shore in Mexico. Are You the One? has been adapted by MTV’s local channels in Brazil and Mexico. We also import our international programming formats to the U.S., such as Ex on the Beach, which originated in the UK and has become a global franchise with 14 local adaptations airing worldwide, and have expanded our music franchises Yo! MTV Raps and MTV Unplugged internationally.

•
MTV’s signature programming event is the MTV Video Music Awards, which in 2019 drew 5.5 million viewers across its live linear simulcast and 269 million video views from the launch of the VMA website through the day of the show. MTV’s additional annual tentpole programming events included the MTV European Music Awards, MTV Movie and TV Awards, MTV MIAWs (celebrating the best in Latin music and the digital world of the millennial generation) and MTV Fandom Awards. In July 2019, MTV hosted its 13th annual Isle of MTV Malta concert and Malta Music Week events.

•	MTV2 is a young, diverse male targeted network featuring long-form acquired scripted and reality programming.

•
MTV Live offers a robust selection of music performances featuring long and short-form programming from emerging to classic artists, performing a variety of genres from pop to rock, to hip-hop and EDM. Additionally, MTV Live features music video blocks spotlighting today’s top artists.

•
MTV Classic is a 24/7 music video channel that features the best music videos from the 80s, 90s, and early 00s across all genres. Blocks are separated both by genre across all decades and by decades across all genres.

•
BET is a leading consumer brand in the urban marketplace, and the nation’s leading provider of entertainment, music, news and public affairs programming to African American audiences. BET Play, a direct-to-consumer OTT offering for adults, provides hundreds of hours of content, including BET original series, awards shows, stand-up comedy, reality shows and documentaries.

•
BET Her is the first network designed for black women, reflecting the lifestyle of today’s African American and multicultural adult viewer and delivering a wide variety of culturally relevant programming; BET Gospel features gospel music and spiritual programming; and BET Hip Hop spotlights hip hop music programming and performances.

•
Programming highlights in fiscal year 2019 included new series launches American Soul, Boomerang and Blackish, and returning favorites such as Martin, House of Payne and Meet the Browns. BET’s tentpoles and live events in 2019 included the seventh annual BET Experience, BET’s weekend-long celebration of music, entertainment and Black culture and featured the 2019 BET Awards, which aired as the number one cable awards show for the fifth consecutive year among adults 18 to 49 with more than 12.7 million total viewers tuning in across eight Viacom networks; Black Girls Rock; BET Hip Hop Awards; the second annual BET Social Awards; and Soul Train Awards. BET’s programming received seven NAACP Image Awards nominations and two wins in fiscal year 2019.

•
BET has a comprehensive, multi-year content partnership with award-winning writer, director, producer, actor and playwright Tyler Perry, that extends through 2024 and encompasses television, film and short-form video. In October 2019, The Oval and Sistas premiered, the first two series in the multi-year partnership.

•
In September 2019, BET Networks and Tyler Perry Studios launched BET+, an online SVOD service focused on Black audiences and consumers of Black culture. BET+ features more than 1,000 hours of advertising-free premium content, including new, exclusive programming, iconic TV series, movies, and documentaries and specials from BET and other networks in the Viacom portfolio. It offers original programming from Tyler Perry and is home to exclusive series and other content from leading Black content creators.

•	In September 2019, BET’s channel portfolio reached approximately 207 million cumulative television subscribers in 77 countries worldwide.

•
Comedy Central is a leading destination for comedic talent and all things comedy, providing viewers access to a world of funny, provocative and relevant comedy, ranging from award-winning late-night, scripted and animated series, to stand-up specials, short-form and sketch.

•
Connecting with comedy fans through multiple touchpoints, Comedy Central also produces nationwide stand-up events and festivals, operates a Grammy Award-winning record label (Comedy Central Records), produces a global podcast network and operates Comedy Central Radio on SiriusXM.

•
Programming highlights in fiscal year 2019 included the launch of South Side, the network’s highest-rated series premiere since 2012 among African Americans 18 to 49; returning hits The Daily Show with Trevor Noah, Drunk History and digital original Hack Into Broad City, each of which received several Emmy® nominations for outstanding series in their respective categories in 2019, as well as Broad City, Tosh.0, The Jim Jeffries Show and South Park, which was renewed in September 2019 for three additional seasons; the premieres of the critically-acclaimed scripted series The Other Two and sketch comedy Alternatino with Arturo Castro; the return of fan favorite Crank Yankers (Comedy Central’s highest-rated series premiere since 2014 among adults 18 to 49), and pop culture late night newcomer Lights Out with David Spade; and the Comedy Central Roast of Alec Baldwin.

•
In May 2019, Comedy Central launched Comedy Central Productions, a new studio-production arm partnering with comedy’s best writers, producers and on-screen talent to develop compelling, premium comedy content and bring it to market via distribution partners and buyers on all TV and digital platforms.

•
In June 2019, Comedy Central hosted its third annual Clusterfest, a three-day festival in San Francisco featuring an unprecedented mix of world-class standup comedy, live music and experiential activities. Internationally, Comedy Central hosted the experiential event FriendsFest in the UK, Spain and Poland, as well as Comedy Central Fest in Mexico City and Brazil.

•
Under our strategic partnership with Trevor Noah’s production company, Day Zero Productions, we have exclusive “first-look” rights on all projects developed by Trevor Noah and Day Zero Productions in all media, including television, feature films, digital and short-form video content. Day Zero Productions has several projects in development, including the feature film adaptation of Born a Crime: Stories from a South African Childhood, which will be released by Paramount Players and star Academy Award winner Lupita Nyong’o. The partnership recently sold its first project to Quibi.

•	In September 2019, Comedy Central reached approximately 390 million cumulative television subscribers in 145 countries worldwide.

•
Paramount Network is a premium entertainment destination targeting adults 18 to 49 with bold original scripted and non-scripted series. Inspired by over a century of cinema, Paramount Network brings the experience of the big screen to every screen with stories that are immersive, inclusive and deeply personal.

•
Programming highlights in fiscal year 2019 included Yellowstone, a drama starring Kevin Costner and written and directed by critically-acclaimed screenwriter Taylor Sheridan, which in its second season was cable’s most-watched scripted cable series of the summer with more than 62 million social views and an average of 5 million weekly linear viewers. The network also featured the premiere of competition series The Last Cowboy, a reboot of the iconic Wife Swap and I Am Patrick Swayze, the most-watched episode of the network’s I Am documentary series; and new episodes of Ink Master, Bar Rescue, Bellator MMA and the multi-platform global hit Lip Sync Battle.

•
Paramount Network’s programming line-up in fiscal year 2020 is expected to include 68 Whiskey, from Ron Howard and Brian Grazer’s Imagine Entertainment; Coyote, from Michelle MacLaren and starring Michael Chiklis; Emily in Paris, from Darren Star and starring Lily Collins; and a prequel to the critically-acclaimed and award-winning feature film Sexy Beast.

•
In September 2019, Paramount Network reached approximately 77 million cumulative television subscribers in the U.S. In addition, Paramount Network is also available free-to-air in Italy, Spain and the UK and on basic cable television in Sweden and Denmark.

•	VDS produces mobile-first content for consumption across the leading social platforms to build loyalty for, and engagement with, our flagship brands.

•
Under VDS, Awesomeness creates programming for various social and SVOD platforms and produces premium original series and films through its Emmy®-winning dedicated television and film studios. Awesomeness’ portfolio is strengthened by a branded content sales team, a creator network, a creative agency and a roster of talent relationships.

•
Programming highlights in fiscal year 2019 included original content such as Comedy Central’s Mini Mocks, MTV’s No Filter: Tana Turns 21, Nickelodeon’s Annie vs. Hayley and BET’s Black Coffee. At Awesomeness, highlights included PEN15, which was nominated for a 2019 Emmy® for outstanding writing for a comedy series, season two of Light as a Feather on Hulu, and The Perfect Date and Trinkets on Netflix. Awesomeness’s fiscal year 2020 slate is expected to include season two of PEN15 and two sequels to To All the Boys I’ve Loved Before, which according to Netflix was one of its most viewed original films with strong repeat viewing.

•
In the quarter ended September 30, 2019, VDS drove year-over-year increases in Viacom’s aggregate number of social video views and minutes viewed by 38% and 75%, respectively, across all of our domestic social accounts. This growth led Viacom to reach number five on the Tubular Media and Entertainment Index for September 2019.

•	VDSI creates, distributes and monetizes digital content for our flagship brands outside of the U.S. VDSI has three production hubs, in New York City, Buenos Aires and London.

•
VidCon, an innovative conference and festival celebrating online video, drives additional growth at VDS and our live events business. In June 2019, we hosted the 10th annual VidCon US. The flagship event drew attendance of over 75,000 attendees and participation from an extensive array of online video platforms, creators, fans, industry executives and brands. We held the second annual VidCon London in February 2019 and the third annual VidCon Australia in September 2019, and VidCon continues to grow internationally with the recently announced first ever VidCon Asia and VidCon Mexico City in fiscal year 2020.

•	VH1 is a leading pop culture brand for adults 18 to 49 with an array of digital channels and services, including the VH1 App, VH1.com and @VH1.

•
Programming highlights in fiscal year 2019 included the critically-acclaimed original series RuPaul’s Drag Race, which received 14 Emmy® nominations and won four, including outstanding competition program and outstanding host; new series Girls’ Cruise with Lil’ Kim; and returning hits Love & Hip Hop, Black Ink Crew and Basketball Wives.

•	In September 2019, the VH1 portfolio reached approximately 271 million cumulative television subscribers in 108 countries worldwide.

•
TV Land features a mix of original programming, classic and contemporary television shows and specials that appeal to adults aged 25 to 54. The channel is split into two dayparts – TV Land Classic airs during weekdays with beloved series like M*A*S*H*, and TV Land airs in the evening hours and on weekends, focusing on content that appeals to adults aged 40 and older.

•
Programming highlights in fiscal year 2019 included the sixth season of Darren Star’s hit original series Younger, which was the number one rated ad-supported cable original sitcom among female viewers 18 to 49 and 25 to 54 for the third consecutive year, registered series high viewership during its sixth season; the final season of Teachers; and popular comedies King of Queens, Everybody Loves Raymond, Two and a Half Men and the Golden Girls.

•	In September 2019, TV Land reached approximately 80 million cumulative television subscribers, airing only in the U.S.

•
CMT is a leading country music and lifestyle destination, offering a mix of original series, music events and specials. CMT has two linear channels (CMT and the 24-hour music channel, CMT Music), as well as a presence on radio (CMT Radio), digital (CMT.com) and social (CMT on Facebook, CMT on Instagram and CMT on Twitter).

•
Programming highlights in fiscal year 2019 included the launch of Racing Wives; returning favorite Dallas Cowboys Cheerleaders; and tentpole events and music programming such as the CMT Music Awards, CMT Artists of the Year, CMT Hot 20 Countdown and CMT Crossroads.

•	In September 2019, CMT reached approximately 96 million cumulative television subscribers in five countries worldwide.

•	Logo is a leading entertainment brand inspired by the LGBTQ community. Logo features one-of-a-kind personalities, shows, specials and unique stories.

•
Programming highlights in fiscal year 2019 included Logo Documentary Films fourth Emmy® win for Quiet Heroes, the story of Dr. Kristin Ries’ fight to provide care in Utah’s socially conservative, religious monoculture during the AIDS crisis.

•	In September 2019, Logo reached approximately 39 million cumulative television subscribers, airing only in the U.S.

•
Channel 5, a free-to-air PSB in the UK, and its affiliated channels air a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake! brand.

•
Programming highlights in fiscal year 2019 included new dramas 15 Days, Blood and Agatha and the Truth of Murder; documentaries including RTS Programme Award winner The Abused and Suicidal: In Our Own Words; critically acclaimed factual shows such as Critical Condition and Warship: Life at Sea; and current affairs programming including Jeremy Vine and Paxman: Why Are Our Politicians so Crap?

•	In September 2019, Channel 5 reached approximately 181 million cumulative television subscribers in the UK.

•
Telefe is a leading free-to-air channel and one of the biggest content producers in Argentina, with 11 studios and more than 3,500 hours of content produced each year. Telefe studios co-produced four films in fiscal year 2019.

•
Programming highlights in fiscal year 2019 included La Voz Argentina (a local version of The Voice), Por el Mundo, 100 Días Para Enamorarse, PH: Podemos Hablar, Pequeña Victoria, Quien Quiere Ser Millonario (local version of Who Wants to be a Millionaire), El Precio Justo (local version of The Price Is Right), Susana Gimenez and Minuto Para Ganar (local version of Minute to Win it).

•	In September 2019, Telefe reached approximately 28 million cumulative television subscribers in 22 countries worldwide.

•
Paramount Channel is a 24-hour movie channel featuring classic and contemporary films from the Paramount library and other Hollywood studios as well as domestic and international television series. Paramount Channel is available in France, Hungary, Russia, Romania, Poland, various countries in South East Asia and various Latin American countries, including Brazil, Mexico, Chile and Argentina.

•	In September 2019, Paramount Channel reached approximately 118 million cumulative television subscribers in 112 countries worldwide.

•
Paramount+ is an advertising-free, premium video-on-demand service, featuring films from Paramount Pictures and hundreds of television episodes from Viacom’s library. Available as an authenticated service or to customers of select subscription service providers, as of September 2019, Paramount+ was available in Sweden, Denmark, Norway, Finland, Hungary, Poland, Mexico and Brazil.

•
COLORS is a highly-rated Hindi-language general entertainment pay television channel operated by our Viacom18 joint venture in India. COLORS is available in India and over 130 additional countries, including the U.S., Canada, the UK, parts of Europe, the Middle East and North Africa, Asia Pacific and South-East Asia. COLORS is available in the U.S. as Aapka Colors. The COLORS brand is also extended to the English language through COLORS Infinity, an English general entertainment channel, six Indian regional languages and two Hindi channels, COLORS Rishtey and COLORS Cineplex in the entertainment and movie space, respectively.

•
Viacom18 also owns and operates VOOT, a digital advertising based video-on-demand platform featuring original television content and children’s programming, as well as content from MTV, Nickelodeon and COLORS.

•
Programming highlights in fiscal year 2019 included the first season of Dance Deewane, a dance reality show; returning seasons of Bigg Boss, Fear Factor: Khatron Ke Khiladi, Naagin, Rising Star (India’s first-ever live singing reality show) and India’s Got Talent; the 19th edition of the International Indian Film Academy (IIFA) Awards, Bollywood’s biggest awards extravaganza, and Khoob Ladi Mardaani-Jhansi Ki Rani and Dastaan-E-Mohabbat-Salim Anarkali.

•
Viacom18 Studios, Viacom18’s filmed entertainment business, includes Viacom18 Motion Pictures, a fully-integrated motion pictures studio, and Tipping Point, a digital content unit. In fiscal year 2019, Viacom18 Motion Pictures delivered critically and commercially successful films, including AndhaDhun, Jalebi, Baazaar, Ani Kashinath Ghanekar, Bhai 1 and 2, Thackeray, Kodathi Samaksham Balan Vakil, Romeo Akbar Walter (R.A.W.), Kaagar, Manmadhudu 2 and Nikka Zaildar 3. Viacom18 Motion Pictures also partners with Paramount to market and distribute Paramount films for theatrical exhibition in the Indian sub-continent.

•	In September 2019, COLORS and COLORS Rishtey reached approximately 557 million cumulative television subscribers in 130 countries worldwide.

Media Networks Revenues

Our Media Networks segment generates revenues in three categories: (i) the sale of advertising and marketing services, (ii) affiliate fees from distributors of our programming and program services and (iii) consumer products, recreation and live events. In fiscal year 2019, advertising revenues, affiliate revenues and consumer products, recreation and live events revenues were approximately 47%, 49% and 4%, respectively, of total revenues for the Media Networks segment.

Revenues from the Media Networks segment accounted for 77%, 77% and 76% of our revenues for the fiscal years 2019, 2018 and 2017, respectively, after the elimination of intercompany revenues.

During the first quarter of fiscal year 2019, we changed our presentation of revenues by component to better align the revenue classification to the inherent nature of the underlying revenue transactions. Amounts previously reported as ancillary revenues in Media Networks were renamed to consumer products, recreation and live events. Further, certain components of Media Networks revenue, including syndication and download-to-own revenues, previously reported within ancillary revenues were reclassified to affiliate revenues. Prior period amounts have been recast to conform to the current presentation.

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

Our Media Networks brands appeal to various key audiences attractive to advertisers. For example, MTV appeals to young adults, Nickelodeon appeals to kids and their families and BET appeals to African American audiences. We also drive additional demand for our advertising services through integrated sales of multi-platform advertising and marketing opportunities and through our integrated marketing services, providing unique branded content and custom sponsorship opportunities to our advertisers.

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

Internationally, advertising markets vary by jurisdiction; however, we do not typically sell our inventory in advance in an upfront market. The majority of our international inventory is sold in the equivalent of the U.S. scatter market, and in a number of markets, we are represented by third-party sales houses. The terms of these relationships vary. For example, in the UK, which is our largest market outside the U.S., we are represented by a third party to whom we sell the inventory on our television channels in the form of commercial impacts at a price calculated in accordance with a pre-arranged pricing metric, and the third party then resells those impacts to UK agencies and advertisers. In Argentina, our inventory is sold to advertisers either directly or through advertising agencies.

We continue to expand our product offerings to enable our customers and partners to better target and more broadly activate their advertising campaigns through our Advanced Marketing Solutions portfolio, which consists of two main categories - Addressable Video and Brand Solutions.

Addressable Video consists of pools of inventory that we are aggregating and enabling within both MVPD and OTT environments, to allow for advanced targeting to fulfill the demand for next generation video ad products. This inventory generally resides in (1) our owned and operated websites and apps, which are distributed either on a stand-alone basis, or via connected device platforms such as Roku, Amazon Fire or Apple TV; (2) MVPD apps, which are controlled by our distribution partners, who license Viacom content into their platforms and grant us ad insertion rights; or (3) advanced set top boxes, where addressable units are trafficked through the set-top box infrastructure against video-on-demand and live linear television feeds.

Our addressable inventory supply was recently bolstered by our acquisition of Pluto TV in March 2019.  Pluto TV currently has approximately 20 million monthly active users in the U.S., the majority of whom are on connected TVs, and distribution across an array of platform partnerships, including Roku, Amazon, Comcast, AT&T, Samsung and Vizio. Our Viacom Vantage platform combines data from multiple sources, which may include both first- and third-party data, in a predictive environment to deliver enhanced consumer targeting and campaign measurement.

Brand Solutions consists of a bundle of consulting, creative services, and media activation, under four different product types: (1) Influencer Marketing, an end-to-end creative product distributed across social platforms and optimized for the mobile platform, which we take to market under the recently acquired WhoSay brand; (2) Shopper Marketing, which leverages Viacom’s intellectual property and extends reach to physical stores, providing Viacom access to trade and promotion budgets; (3) Branded Programming, which offers advertisers a range of executions, from off the shelf sponsorship of our digital-first productions, to custom content, sometimes taking the form of an original custom series underwritten by an advertiser; and (4) Experiential, which began with the BET Experience and has now grown to include several other properties including Comedy Central’s Clusterfest, Nickelodeon’s SlimeFest and VidCon.

Our consortium with Fox Networks Group, NBCU and Univision - OpenAP - is the television industry’s first open platform for cross-publisher audience targeting. OpenAP enables advertisers and agencies to define and customize the audiences they want to reach beyond traditional age/gender segments, across member networks, with consistent standards of measurement and independent third-party posting for advertising campaigns.

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

Affiliate Revenues

Our affiliate revenues are generated through fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators and mobile networks. We also license our content through television, SVOD and other OTT distributors, syndication and transactional video-on-demand (“TVOD”).

Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases. The amount of fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered.

Under SVOD and other similar OTT agreements, we make certain programs available for distribution on one or more dates, and our revenue under these OTT agreements is recognized when the content has been delivered and is available for use by the licensee. Revenue related to the renewal or extension of these arrangements is recognized upon the start of the renewal or extension period to the extent the content has been delivered to the customer. Accordingly, revenue will fluctuate depending on the timing of when programming licensing rights are made available to the customer.

Consumer Products, Recreation and Live Events Revenues

Our Media Networks consumer products, recreation and live events revenues are principally derived from (1) our consumer products activities, which include licensing our brands and intellectual property, the sale of DVDs and Blu-ray discs, and the creation and publishing of interactive games across various platforms (including mobile devices, PCs and consoles), (2) recreation experiences and (3) live events.

Our consumer products, recreation and live events revenues vary based on consumer spending, the popularity of our programming and intellectual property, and the volume of content available during a particular period.

Media Networks Competition

Our Media Networks segment primarily competes with other widely distributed cable networks, broadcast television networks and digital programming services and platforms. Our Media Networks segment competes for advertising revenue with other cable and broadcast television networks, social media platforms, other connected outlets such as websites, apps and other online experiences, radio programming and print media. Each programming service competes for audience share with other programming services that target or include the same audience. For example, Nickelodeon’s programming and services compete for younger viewers, and BET’s programming and services compete for consumers of Black culture, with other entertainment services, including cable and broadcast networks, digital distribution outlets and other content platforms. We also compete with other cable networks for affiliate fees and distribution. Our networks compete with other content creators for directors, actors, writers, producers and other creative talent and for new program ideas and the acquisition of popular programming. Competition from these sources may affect our revenues and costs.

FILMED ENTERTAINMENT

Overview

Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content in various markets and media worldwide through its Paramount Pictures®, Paramount PlayersTM, Paramount Animation® and Paramount Television® divisions. It partners on various projects with key Viacom brands, including Nickelodeon Movies, MTV Films and BET FilmsTM.

Films produced, acquired and/or distributed by the Filmed Entertainment segment are generally first exhibited theatrically in domestic and/or international markets and then released in various markets through airlines and hotels, electronic sell-through, DVDs and Blu-ray discs, TVOD, pay television, SVOD, basic cable television, free television and free video-on-demand (“FVOD”). In fiscal year 2019, the Filmed Entertainment segment released 10 films theatrically, including Bumblebee, Rocketman, Instant Family, Wonder Park, Pet Sematary, Dora and the Lost City of Gold and Crawl.

Paramount Pictures is a major global producer and distributor of filmed entertainment and has an extensive library consisting of approximately 1,200 film titles produced by Paramount, acquired rights to approximately 2,100 additional films and a number of television programs. Paramount’s library includes many Academy Award winners, including Titanic, Braveheart, Forrest Gump, The Godfather, The Godfather Part II and Wings, which won the first Academy Award ever awarded for Best Picture in 1929. The Paramount library also includes other Academy Award Best Picture nominees such as Arrival, Fences, The Big Short, Selma and The Wolf of Wall Street, classics such as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, and a number of successful franchises such as Mission: Impossible, Transformers, Star Trek and Paranormal Activity. Paramount’s 2020 slate currently includes Gemini Man, Terminator: Dark Fate, Sonic the Hedgehog, A Quiet Place 2 and Top Gun: Maverick, as it continues to build franchises and introduce original concepts to audiences around the world.

Paramount Players aims to expand Paramount’s slate of films by partnering with our Media Networks brands to develop, produce and release distinctive feature films that showcase the network brands to movie audiences worldwide. These films are distributed by Paramount with a unique emphasis on marketing campaigns and integrations benefiting from the global reach of our iconic brands. Paramount Players also focuses on modest budget films of specific genres for target audiences. In August 2019, Paramount Players released Dora and the Lost City of Gold, a live-action adaptation of the classic Nickelodeon series Dora the Explorer, co-produced with Nickelodeon Movies.

Paramount Animation creates high-quality animated films and aims to release one to two titles per year. In March 2019, Paramount Animation released Wonder Park, a film about the adventures of a young girl in a magical amusement park. Upcoming 2020 releases include SpongeBob 3 and Rumble, about an endearing monster set in a world of monster sport wrestling.

Paramount Television develops and finances a wide range of original, premium television content across all types of media platforms for distribution worldwide. Paramount Television’s productions include Tom Clancy’s Jack Ryan for Amazon; The Haunting of Hill House, 13 Reasons Why and Maniac for Netflix; The Alienist and The Alienist: The Angel of Darkness for TNT; Catch-22 and Looking For Alaska for Hulu; Defending Jacob and Home Before Dark for Apple; Boomerang and Dream Team for BET; First Wives Club for BET+; Paradise Lost for Spectrum Originals and Paramount Network; and Berlin Station for EPIX. Paramount Television’s 2020 slate currently includes Shantaram for Apple, Made for Love and Station Eleven for HBO Max, When the Street Lights Go On for Quibi, and Sexy Beast for Paramount Network. In 2019, Paramount Television’s programming received seven Emmy® nominations.

Film Production, Distribution and Financing

Paramount produces many of the films it releases and also acquires films for distribution from third parties. In some cases, Paramount co-finances and/or co-distributes films with third parties, including other studios. Paramount also enters into film-specific financing and slate financing arrangements from time to time under which third parties participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest. Paramount distributes films worldwide or in select territories or media, and may engage third-party distributors for certain pictures in certain territories.

Paramount has several multi-picture production, distribution and financing relationships, including its agreement with Skydance Productions (“Skydance”), under which Paramount and Skydance produce and finance certain films, and Paramount has a first look on Skydance-initiated projects, including animated films. Paramount also has an agreement with Hasbro Inc. (“Hasbro”) involving the production, financing and distribution of live action and animated films based on Hasbro’s expansive list of properties.

Domestically, Paramount generally performs marketing and distribution services for theatrical releases and sales and marketing services for its home entertainment releases. Paramount has an agreement with Universal Studios for certain back-office and distribution services for all physical DVD and Blu-ray discs released by Paramount in the U.S. and Canada. Paramount also distributes CBS’ television and other library content on DVD and Blu-ray disc on a worldwide basis under an agreement that runs through 2020.

Internationally, Paramount generally distributes its theatrical releases through its own international affiliates or, in territories where it does not have an operating presence, through United International Pictures, a joint venture with Universal Studios, or through third-party distributors. For home entertainment releases, Paramount’s physical DVD and Blu-ray discs are distributed in certain international territories by Universal Pictures Home Entertainment and in certain other territories by Paramount licensees.

Paramount also distributes films domestically and internationally on electronic sell-through, TVOD, SVOD, FVOD and television platforms. In the first domestic pay television distribution window, Paramount’s feature films initially theatrically released in the U.S. are generally exhibited on EPIX, a multi-platform premium entertainment service.

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

Filmed Entertainment Revenues

Our Filmed Entertainment segment generates revenues in four categories: (1) the release and/or distribution of films theatrically, (2) the release and/or distribution of film and television product through home entertainment, (3) the licensing of film and television product to television and digital platforms and (4) other ancillary activities. In fiscal year 2019, theatrical revenues, home entertainment revenues, licensing revenues and ancillary revenues were approximately 18%, 21%, 52% and 9%, respectively, of total revenues for the Filmed Entertainment segment.

Revenues from the Filmed Entertainment segment accounted for 23%, 23% and 24% of our revenues for the fiscal years 2019, 2018 and 2017, respectively, after the elimination of intercompany revenues.

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

Each film is a separate and distinct product with its revenues and ultimate profitability dependent upon many factors, among which domestic and international theatrical audience response is of fundamental importance. Theatrical revenues may also be affected by the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a film is often a significant factor in determining the revenues it is likely to generate in home entertainment markets and licensing arrangements for television, OTT services and other platforms. Revenues from theatrical film releases tend to be cyclical with increases during the summer.

In fiscal year 2019, Paramount theatrically released in domestic and/or international markets Bumblebee, Rocketman, Instant Family, Wonder Park, Pet Sematary, Dora and the Lost City of Gold, Crawl, What Men Want, Overlord and Nobody’s Fool.

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

Key home entertainment releases in fiscal year 2019 included Mission: Impossible - Fallout, Bumblebee and Rocketman.

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

Licensing revenues in fiscal year 2019 were generated from licensing of films, including Mission: Impossible – Fallout, A Quiet Place, Book Club and Transformers: The Last Knight, and from distribution of Paramount Television titles, including 13 Reasons Why, The Haunting of Hill House, Catch-22, Tom Clancy’s Jack Ryan and Berlin Station.

Ancillary Revenues

Paramount generates ancillary revenues by providing production and facilities services to third parties, primarily at Paramount’s studio lot. Paramount also generates ancillary revenues by licensing its brands for consumer products, including video games, themed restaurants, hotels and resorts, live stage plays, theme parks and other location-based entertainment projects, as well as its film clips and music library.

Filmed Entertainment Competition

Our Filmed Entertainment segment’s competitive position primarily depends on the amount and quality of the content it produces, its distribution and marketing success and public response. It competes for audiences for its films, television programming and other entertainment content with releases by other major film studios, television producers and OTT services as well as with other forms of entertainment and consumer spending outlets. It also competes for creative talent, including producers, actors, directors and writers, and new film and television projects, all of which are essential to our success. Our film brands also compete with studios and other producers of entertainment content for distribution on third-party platforms. Competition from these sources may affect our revenues and costs.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE STRATEGY

Viacom is committed to responsible and sustainable business practices, which strengthen our ability to innovate and better serve our partners, audiences and shareholders. We are proactively identifying, measuring and mapping the environmental, social and governance (“ESG”) impacts of our global operations, and are working to manage and report our non-financial material ESG impacts in an effort to transparently address them with stakeholders.

As content creators, we are passionate about entertaining and informing the world, and are committed to our legacy of creating lasting impact through our work. From groundbreaking HIV awareness initiatives to campaigns supporting education, women’s health and youth empowerment, we have always been at the forefront of championing the causes that matter to our audiences. Today, we’re continuing to leverage our brands and our global reach to amplify the work of those who are striving to make positive changes in their communities. Being a good corporate citizen and making a positive impact in communities around the world is fundamental to what we do every day. Following are just a few examples of our efforts:

Viacommunity Day, our global day of service, offers over 100 opportunities for thousands of employees across Viacom, in 25 countries, to join together to volunteer in our communities each year. From beautifying local parks to mentoring youth in schools to assembling kits for those in need, Viacommunity Day has long been a tradition for Viacom employees, celebrating its 23rd year in 2019.

Generation Change is our first global corporate social responsibility (CSR) initiative focused on elevating, empowering and activating young people driving change around the world. Generation Change’s areas of focus vary among our brands and markets. From the Global Climate Strike to the March for Our Lives movement, young people have proven that they can make an impact when they come together to push for change. The initiative leverages Viacom’s global scale, brand power and generational reach to amplify the voices of young change-makers, inspire youth to engage on global issues, and provide opportunities for action – both big and small. Generation Change has also convened a Global Youth Advisory Board comprised of leading global change-makers, who will serve as ambassadors and advisors, and provide ongoing insight and counsel on the campaign’s many touch points including content, messaging and partnerships.

Get Schooled inspires and empowers students nationwide to thrive in high school, college and their first jobs through a unique blend of powerful digital content, gamification and personalized support. In its 10-year history, Get Schooled has partnered with over 15,000 educators and their students, and has been recognized by Fast Company as a “Most Innovative Company.”

The Save The Music Foundation helps kids, schools, and communities realize their full potential through the power of making music. Founded in 1997, Save The Music partners with school districts and raises funds to restore music programs in public schools. Since inception, we have donated over $58 million worth of new musical instruments and technology to 2,159 schools in 276 school districts around the country, impacting the lives of countless students.

Beyond the Backpack is a celebration of Nickelodeon’s curriculum-based preschool properties. The initiative champions kindergarten and pre-k readiness by providing fun, simple and unique tools to address the five areas identified as critical to educational success: Family Engagement, Health & Wellness, Literacy Skills, Social & Emotional Skills, and STEAM (Science, Technology, Engineering, Arts and Math) Skills. Beyond the Backpack reinforces the academic community’s view that parents and caregivers are their child's first teachers and that it is never too early to start getting ready. In 2019, Nickelodeon donated 75,000 printed toolkits and 2,500 backpacks full of school supplies.

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

Now in its seventh year, Viacom employees mentor students from the High School of Fashion Industries in New York City, helping them develop a business plan for their virtual apparel company (FLY New York). UP mentors help the students understand how their work applies to real-life scenarios. During the 2018-19 school year, the students made it to the final round of the 2019 Business Plan Competition, placing 14th out of 680 teams internationally. In celebration of their success, they were featured on Viacom’s billboard in Times Square.

In 2019, Paramount Network debuted the first installments of Take Action - a short-form digital documentary series addressing important social issues related to our content themes. We believe that stories of individual volunteers and activists have the power to connect us, inspire action and, ultimately, create real change. Each film includes a call-to-action, partnering with a nonprofit organization to give the audience the opportunity to learn more and take action themselves.

The MTV Staying Alive Foundation produces multi-award-winning, impactful behavior change campaigns to further its purpose of storytelling to save lives and enable young people to make empowered, informed choices about their health and wellbeing.

REGULATION AND PROTECTION OF OUR INTELLECTUAL PROPERTY

We are, fundamentally, a content company, so the trademark, copyright, patent and other intellectual property laws that protect our brands and content are of paramount importance to us. Our businesses and the intellectual property they create or acquire are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (“EU”). The laws and regulations affecting our businesses are constantly subject to change, as are the protections that those laws and regulations afford us. The discussion below describes certain, but not all, present and proposed laws and regulations affecting our businesses.

Certain Regulations Affecting Our Business

Children’s Programming

Our business is subject to various regulations, both in the U.S. and abroad, applicable to children’s programming. Since 1990, federal legislation and rules of the U.S. Federal Communications Commission (the “FCC”) have limited the amount and content of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger, and since 2006 the FCC has limited the display of certain commercial website addresses during children’s programming. In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and under have been in place in the UK since 2007. The UK government is currently considering tighter controls, including a ban on all HFSS advertising before 9:00 p.m. Various laws with similar objectives have also been enacted in Ireland, Turkey, Mexico, Chile, Peru, Taiwan and South Korea, and significant pressure for similar restrictions continues to be felt globally, most acutely in Australia, Brazil, Canada, Colombia, India, Hungary, Singapore, South Africa and France. The implementation of these or similar limitations and restrictions could have a negative impact on our Media Networks advertising revenues, particularly for our networks with programming for children and teens.

Global Data Protection Laws and Children’s Privacy Laws

A number of data protection laws impact, or may impact, the manner in which Viacom collects, processes and transfers personal data. In the EU, the General Data Protection Regulation (“GDPR”) mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring significant compliance resources and efforts on our part. Further, a number of other regions where we do business, including the U.S., Asia and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the U.S., the California Consumer Privacy Act, which goes into effect on January 1, 2020, creates a host of new obligations for businesses regarding how they handle the personal information of California residents, including creating new data access, data deletion and opt out rights. In addition, some of the mechanisms Viacom relies upon for the transfer of personal data from the EU to the U.S., such as utilizing standard contractual clauses approved by the European Commission (“EC”), have been subject to legal challenges, and the EU-U.S. Privacy Shield framework, which permits the transfer of personal data from the EU to the U.S., is subject to review by the relevant EU and U.S. authorities. The outcomes of these proceedings are uncertain and may require changes to our international data transfer mechanisms.

In addition, we are subject to other laws and regulations intended specifically to protect the interests of children, including the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection by operators of websites or online services of personal information online from children under 13 years of age. In July 2019, the Federal Trade Commission initiated a review of its regulations implementing COPPA, which we anticipate will be updated to address changes in technology. In the EU, GDPR also limits our ability to process data from children under the age of 16. We have been required to limit some functionality on our websites and apps as a result of these regulations. Such regulations also restrict the types of advertising we are able to sell on these sites and apps and impose strict liability on us for certain actions of Viacom, advertisers and other third parties, which could affect advertising demand and pricing. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the Internet, and these efforts have focused particular attention on children and teens.

Compliance with enhanced data protection laws, which may be inconsistent with one another, requires additional resources and efforts on our part, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines.

EU Commission’s Digital Single Market Strategy

The EU continues to pursue its Digital Single Market (“DSM”) Strategy, which contains a broad range of proposals designed to create a more complete EU-wide market for digital goods and services, several of which are likely to impact Viacom’s businesses.

In November 2018, the EU adopted a number of reforms to the Audiovisual Media Services Directive (the “AVMSD”), which sets content and advertising rules for European broadcasters. The AVMSD applies the country-of-origin (“COO”) principle to linear and non-linear TV services, enabling cross-border broadcasts from a single regulatory jurisdiction, and sets compulsory minimum pan-EU content and advertising rules that Member States may choose to exceed. These reforms include a mandatory quota for European works on on-demand audiovisual services platforms, the option for EU states to introduce levies on the revenues of audiovisual media-service providers, and liberalized rules governing the scheduling of advertising on linear broadcasters. Member States have until September 2020 to transpose the reforms into national law. These changes could impact revenues for the VIMN TV channels business in Europe and affiliate deals with platforms for both film and TV distribution.

In June 2019, two new EU directives became effective and may impact the way we acquire and distribute content online. The Copyright Directive introduced a requirement to agree to terms for the carriage of copyrighted content on online platforms (or to remove content in the absence of such agreement), and also granted rights to authors and performers to “fair and proportionate” remuneration, greater transparency and a right to revoke agreements if their work is not adequately exploited. The Online Broadcasting Directive extends the system of mandatory collective exercise of cable retransmission rights to other forms of retransmission including internet protocol television (IPTV) and mobile, thereby potentially reducing the control that rights owners have over online distribution. EU states have until June 2021 to transpose these Directives into national law, if similar provisions do not already exist.

In 2020, the EU will evaluate the impact of the 2018 EC Geo-blocking Regulation that prohibits unjustified geo-blocking and other forms of discrimination based on customers’ nationality, place of residence or place of establishment. As part of its evaluation, it will consider whether the scope of the regulation should be extended to services that offer audio-visual and other copyrighted content, which may impact content owners’ ability to distribute on an exclusive, territorial basis within the EU.

Restrictions on Content Distribution

In addition to the EU, numerous countries around the world impose restrictions on the amount and nature of content that may be distributed in that country. Such regulations in China have the greatest impact, as only 34 foreign films, as selected by relevant authorities in China, may be distributed annually on a revenue share basis based on box office performance. In addition, in September 2018, China’s film and television regulator, the National Administration of TV and Radio, published proposed regulations that would severely limit the streaming and broadcasting of foreign film and television content in China, further reducing foreign access to the Chinese market.

UK Regulations Affecting Channel 5 Business

As a PSB in the UK, Channel 5 is subject to certain OFCOM broadcasting regulations that impose detailed obligations, including mandating the proportion of total programming and programming during peak hours that must be original productions, the hours devoted to news and current affairs and the proportion of commissioned programming that must be made by independent producers. Channel 5 has also undertaken to air a certain amount of UK-originated children’s programming. Like all UK broadcasters, Channel 5 must abide by the OFCOM Broadcasting Code, which contains content and scheduling regulations relating to harm and offense, protection of individuals under the age of 18, privacy, fairness and product placement, and by OFCOM’s Code on the Scheduling of Television Advertising, which contains regulations on the amount and scheduling of advertising.

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

Protecting our Content from Copyright Theft

The unauthorized reproduction, distribution, exhibition or other exploitation of copyrighted material interferes with the market for copyrighted works and disrupts our ability to distribute and monetize our content. The theft of films, television and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. Where possible, we use technological protection tools, such as encryption, to protect our content. We are actively engaged in enforcement and other activities to protect our intellectual property, including: monitoring online destinations that distribute or otherwise infringe our content and sending takedown or cease and desist notices in appropriate circumstances; using filtering technologies employed by some user-generated content sites; and pursuing litigation and referrals to law enforcement with respect to websites and other online platforms that distribute or facilitate the distribution and exploitation of our content without authorization. Through partnerships with various organizations, we also are actively involved in educational outreach to the creative community, state and federal government officials and other stakeholders in an effort to marshal greater resources to combat copyright theft. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activities on a worldwide basis. We have had notable success with site-blocking efforts in parts of Europe and Asia, which can be effective in diverting consumers from piracy platforms to legitimate platforms.

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

INTELLECTUAL PROPERTY

We create, own and distribute intellectual property worldwide. It is our practice to protect our films, programs, content, brands, formats, characters, games, publications and other original and acquired works, and ancillary goods and services. The following brands, logos, trade names, trademarks and related trademark families are a few of those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, Nickelodeon®, Nick Jr.®, MTV®, BET®, Comedy Central®, Paramount Network®, Nick at Nite®, Nicktoons®, TeenNick®, MTV2®, MTV Classic®, VH1®, CMT®, TV Land®, Logo®, Channel 5® (UK), Milkshake!® (UK), Telefe® (Argentina), COLORS®, SPIKE®, Paramount Channel™, MTV LiveTM, BET Networks®, BET Her®, BET Gospel®, BET Hip Hop®, Tr3s®, Paramount Pictures®, Paramount PlayersTM, Paramount Animation®, Paramount Television®, Paramount Vantage®, Paramount Classics®, Insurge Pictures®, MTV Films®, Nickelodeon Movies™, Pluto TVTM, AwesomenessTV®, WhoSay®, VidCon®, Viacom Digital Studios™, Viacom Vantage™, Viacom Velocity® and other domestic and international program services and digital properties.

EMPLOYEES AND LABOR MATTERS

As of September 30, 2019, we employed approximately 10,700 full-time and part-time employees worldwide, and had approximately 1,400 additional project-based staff on our payroll. We also use many other temporary employees in the ordinary course of our business.

Our Filmed Entertainment segment, through in-house, affiliated and third-party production service companies, engages the services of writers, directors, performers, musicians and various crew members who are subject to certain industry-wide and/or specially negotiated collective bargaining agreements. The Alliance of Motion Picture and Television Producers is a multi-employer trade association, which, along with and on behalf of hundreds of member companies including Paramount Pictures, negotiates the industry-wide collective bargaining agreements with these parties. In the U.S., the agreement with musicians will expire in November 2019, and agreements with writers, directors and performers will expire in 2020. Certain collective bargaining agreements that apply to specific companies have been negotiated in the past, and we expect will be negotiated as the need arises in the future.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at www.viacom.com (under “Investors”) as soon as reasonably practicable after the reports are filed with the SEC.
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

Risks Relating to Viacom’s Business and Industry

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

In response to perceived consumer demand, distributors of programming and program services are continuing to develop alternative offerings for consumers, including “skinny bundles,” smaller, often customizable programming packages delivered at lower costs than traditional offerings; SVOD and other subscription services; ad-supported, free video-on-demand services; and original programming hosted on mobile and social media platforms. If these alternative offerings continue to gain traction and our networks and brands are not included in those packages and services, or if consumers increasingly favor alternative offerings over traditional cable subscriptions, we may continue to experience a decline in viewership and ultimately demand for our programming, which could lead to lower revenues. These changing distribution models may also impact our ability to negotiate carriage deals on terms favorable to us, thereby having an adverse effect on our business, financial condition or results of operations.

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

Our Businesses Operate in an Industry That Is Highly Competitive and Swiftly Consolidating

Companies in the television programming, film, digital, consumer products, live events and recreation businesses depend on the popularity of content and other offerings, appeal to advertisers and widespread distribution of their content. We compete with other media companies to attract creative talent and produce high quality content, and for distribution on a variety of third-party platforms to draw large audiences. Competition for talent, content, audiences, service providers, production infrastructure, advertising and distribution is intense and comes from broadcast television, other cable networks (including our own), OTT distributors, social media platforms, film studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from search engines, program guides and “second screen” applications. Further, competition from additional entrants into the market for development and production of original programming, such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube, continues to increase.

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

This competition and consolidation could result in lower ratings and advertising, lower affiliate and other revenues, and increased content costs and promotional and other expenses, negatively affecting our ability to generate revenues and profitability. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition or consolidation in the marketplace will not have an adverse effect on our business, financial condition or results of operations.

Our Success Depends on Our Ability to Maintain Attractive Brands and Produce Popular Programming, Films and Other Entertainment Content, Which Is Difficult to Predict

Our ability to maintain attractive brands and create popular entertainment content, successful tentpole events and consumer products, recreation and live events offerings are key to the success of our business and our ability to generate revenues. The production and distribution of programming, films and other entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our ability to satisfy consumer tastes and expectations in a consistent manner. The popularity of our content is affected by our ability to maintain or develop strong brand awareness and target key audiences, the quality and attractiveness of competing entertainment content and the availability of alternative forms of entertainment and leisure time activities, including online, mobile and other offerings. Audience tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in our content, including in the production of original content on our networks, in our films and in our television production business, before learning the extent to which it will garner critical success and popularity with consumers.

In our Media Networks business, the popularity of our brands and programming has a significant impact on the revenues we are able to generate from advertising, affiliate fees and consumer products and other licensing activities, and our ability to expand our presence internationally depends, in part, on our ability to successfully predict and adapt to changing consumer tastes and preferences outside the U.S. In our Filmed Entertainment business, the theatrical performance of a film affects not only the theatrical revenues we receive but also revenues from other distribution outlets, such as TVOD and SVOD, television, home entertainment and licensed consumer products. As a result, a lack of popularity of our offerings could have an adverse effect on our business, financial condition or results of operations in a particular period or over a longer term.

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

The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general, and this may adversely affect our advertising revenues. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers. The pricing and volume of advertising may be affected by shifts toward new ways of purchasing advertising, such as through automated purchasing and advertising exchanges, some or all of which may not be as advantageous to us as current advertising methods.

These factors could have an adverse effect on our business, financial condition or results of operations.

Because We Derive a Significant Portion of Our Revenues from a Limited Number of Distributors, the Loss of Affiliation Agreements, Renewal on Less Favorable Terms or Adverse Interpretations Could Have a Significant Adverse Effect on Our Business, Financial Condition or Results of Operations

A significant portion of our revenues are attributable to agreements with a limited number of cable television, direct-to-home satellite television and telecommunications operators, subscription- and advertising-supported video-on-demand services, and other distributors of our programming and program services. Our affiliation agreements generally have fixed terms that vary by market and distributor, and there can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including but not limited to those related to pricing and programming tiers. We may also be unable to modify existing agreements with terms that have over time become less favorable. The loss of favorable packaging and positioning, the loss of carriage on the most widely available cable and satellite programming tiers or the failure to renew our agreements with any distributor, or renew or modify them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both advertising and affiliate fees.

Similarly, our revenues are dependent on the compliance of major distributors with the terms of our affiliation agreements. As these agreements have grown in complexity, the number of disputes regarding the interpretation, and even validity, of the agreements has grown, resulting in greater uncertainty and, from time to time, litigation with respect to our rights and obligations. For example, some of our distribution agreements contain “most favored nation” (“MFN”) clauses, which provide that if we enter into an agreement with a distributor and such agreement includes specified terms that are more favorable than those held by a distributor holding an MFN right, we must offer some of those terms to the distributor holding the MFN right. These clauses are generally complex and may lead to disagreement over their interpretation and application. Disagreements with a distributor on the interpretation or validity of an agreement could adversely impact our revenues from both advertising and affiliate fees, as well as our relationship with that distributor.

These factors could have an adverse effect on our business, financial condition or results of operations.

Service Disruptions or Failures of, or Cybersecurity Attacks Upon, Our or Our Vendors’ Networks, Information Systems and Other Technologies Could Result in the Disclosure of Confidential or Valuable Business or Personal Information, Disruption of Our Businesses, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses

Networks, cloud services, information systems and other technologies, including technology systems used in connection with the production and distribution of our programming and films by us or our third-party vendors (“Systems”), are critical to our business activities, and shutdowns or service disruptions of, and cybersecurity attacks upon, these Systems pose increasing risks. Such shutdowns, disruptions and attacks may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial of service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks from such events could have an adverse impact on us, our business partners, our employees, our audiences and users of our online, mobile and app offerings, including degradation or disruption of service, loss of data and damage to equipment and data. System redundancy may be ineffective or inadequate, and our disaster recovery and business continuity planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of our operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. We may not have adequate insurance coverage to compensate us for any losses associated with such events.

We are also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or programming content maintained in our or our third-party vendors’ Systems, including proprietary and personal information (of third parties, employees and users of our online, mobile and app offerings), business information including intellectual property, or other confidential information. Outside parties may attempt to penetrate our Systems or those of our third-party vendors, including cloud service providers, or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information in order to gain access to our data or our users’ data, or our programming. The number and sophistication of attempted and successful information security breaches in the U.S. and elsewhere have increased in recent years. If a material breach of our Systems or those of our third-party vendors occurs, the market perception of the effectiveness of our information security measures could be harmed, we could lose advertisers and other business partners as well as users of our online, mobile and app offerings and viewers, and our reputation, brands and credibility could be damaged. In addition, if a material breach of our Systems occurs, we could be required to expend significant amounts of money and other resources to repair or replace such Systems or to comply with notification requirements. We could also be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of our or our third-party vendors’ Systems.

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

Theft of Our Content, Including Digital Copyright Theft and Other Unauthorized Exhibitions of Our Content, Reduces Revenue Received from Legitimate Distribution of Our Programming, Films and Other Entertainment Content and Adversely Affects Our Business, Financial Condition or Results of Operations

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and theft of our content - specifically, the infringement of our films and home entertainment products, television programming, digital content and other intellectual property rights - affects us and the value of our content. Intellectual property theft is particularly prevalent in many parts of the world that either lack effective laws and technical protection measures similar to those existing in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright theft often creates a supply of pirated content for major markets as well. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect our intellectual property and thus negatively affect its value.

Content theft is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to cloak their identities online. We and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. The unauthorized distribution and consumption of our content through a wide array of platforms and devices remain problematic and an ever-present challenge, as Internet-connected televisions, set-top boxes and mobile devices are ubiquitous and many can support illegal re-transmission platforms, OTT subscription services, illicit video-on-demand/streaming services and pre-loaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming pirated film and television content. Unauthorized access to our content could result in the premature release of films or television shows as well as a reduction in legitimate audiences, which would likely have significant adverse effects on the value of the affected programming and our ability to monetize our content.

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

We also acquire programming, films and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings, and we pay license fees, royalties and/or contingent compensation in connection with these acquired rights. We also license various music rights from the major record companies, music publishers and performing rights organizations.

Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties, and rapid changes in consumer behavior have increased the risk associated with the success of all kinds of programming. Competition for popular content is intense, and we may have to increase the price we are willing to pay for talent and intellectual property rights, which may result in significantly increased costs. Further, increased competition from additional entrants into the market for development and production of original programming, such as Amazon, Apple, Facebook, Hulu, Netflix and YouTube, increases our content costs as they introduce different ways of compensating talent and approaching production. In addition, as competition for the creation and acquisition of quality programming continues to escalate, the complexity of negotiations over acquired rights to the content and the value of the rights we aim to acquire may increase, leading to increased acquisition costs, and our ability to successfully acquire content of the highest quality may face greater uncertainty. Finally, certain of our counterparties and vendors may encounter financial and operational pressures, which could result in increased costs to us or delays in production. As such, there can be no assurance that we will recoup our investments in programming, films and other content when the content is broadcast or distributed.

The accounting for the expenses we incur in connection with our programming, films and other content requires that we make judgments about the potential success and useful life of the program or film. If our estimates prove to be incorrect, it may result in decreased revenues and profitability and the accelerated recognition of the expense and/or write-down of the value of the asset. We estimate the ultimate revenues of a film before it is released based on a number of factors, and we then update our estimate of ultimate revenues, including following a film’s initial theatrical release, based on expected future and actual results. If we reduce our estimate of ultimate revenues, it may result in the accelerations of capitalized film cost amortization. Similarly, if we determine it is no longer advantageous for us to air a program on our media networks, we would accelerate our amortization of the program costs.

These factors could have an adverse effect on our business, financial condition or results of operations.

The Loss of Key Talent Could Adversely Affect Our Business, Financial Condition or Results of Operations

Our business depends upon the continued efforts, abilities and expertise of not only our corporate and divisional executive teams, but also the various creative talent and entertainment personalities with whom we work. For example, we employ or contract with several entertainment personalities with loyal audiences and we produce films with highly regarded directors, producers, writers, actors and other talent. These individuals are important to achieving the success of our programs, films and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal or we fail to attract new talent, our business, financial condition or results of operations could be adversely affected.

Political and Economic Conditions in a Variety of Markets around the World Could Have an Adverse Effect on Our Business, Financial Condition or Results of Operations

Our businesses operate and have audiences, customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. For that reason, economic conditions in many different markets around the world affect a number of aspects of our businesses, in particular revenues in both domestic and international markets derived from advertising sales, theatrical releases, home entertainment distribution, television licensing and sales of consumer products. Economic conditions in each market can also impact our audience’s discretionary spending and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising on our networks, causing them to reduce their spending on advertising. We may also be subject to longer payment cycles. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar (compared to, for example, the Argentinian peso, the British pound and the Euro, among others) has increased. Such fluctuations could have an adverse effect on our business, financial condition or results of operations, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain stable in any period.

Our businesses are also exposed to certain political risks inherent in conducting a global business, including retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with trade negotiations; issues related to the presence of corruption in certain markets and enforcement of anti-corruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; escalating trade, immigration and nuclear disputes; wars, acts of terrorism or other hostilities; and other political, economic or other uncertainties.

Depending on the ultimate terms and outcome of ongoing negotiations and political turmoil regarding the UK’s departure from the EU (“Brexit”), the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. The effects of Brexit and the perceptions as to the impact of the withdrawal of the UK from the EU may continue to adversely affect business activity, political stability and economic and market conditions in the UK, the Eurozone, the EU and elsewhere and contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound. In addition, Brexit could lead to additional political, legal and economic instability and uncertainty in the EU, including changes in the regulatory environment, which could impact our ability to use UK law under “country of origin” rules for programming in the EU, potential trade barriers between the UK and the EU and between the UK and other countries, and potential content production quota regulations. Given that a portion of our business is conducted in the EU, including the UK, any of these effects of Brexit, and others we cannot anticipate, could have an adverse effect on our business, financial condition or results of operations.

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

We Could Be Subject to Material Liabilities as a Result of Adoption of or Changes in Tax Laws, Regulations and Administrative Practices, Interpretations and Policies

We are subject to taxation in the U.S. and numerous international jurisdictions. Our tax rates are impacted by the tax laws, regulations and administrative practices, interpretations and policies in the federal, state and local and international territories where our businesses operate, and these rates may be subject to significant change. Our tax returns are routinely audited and litigation, adverse outcomes, or settlements may occur because tax authorities may disagree with certain positions we have taken, including our methodologies for intercompany arrangements. Additionally, shifting economic and political conditions may result in significant changes to tax policies, laws or tax rates in various jurisdictions. Such changes, litigation, adverse outcomes, or audit settlements may result in the recognition of additional charges to our income tax provision in any given period and may adversely affect our effective income tax rate or cash payments and may therefore adversely affect our business, financial condition or results of operations.

Volatility and Weakness in Capital Markets May Adversely Affect Our Credit Availability and Related Financing Costs

Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we can currently access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. In addition, our access to and cost of borrowing can be affected by our short- and long-term debt ratings assigned by ratings agencies. In addition, the interest rates included in certain agreements that govern certain of our debt securities and/or credit facilities may be based on the London Interbank Offered Rate (“LIBOR”). In the future, use of LIBOR may be discontinued and we cannot be certain how long LIBOR will continue to be a viable benchmark interest rate. Use of alternative interest rates could result in increased borrowing costs or volatility in the markets and interest rates. These factors, including the tightening of credit markets, or a decrease in our debt ratings, could adversely affect our ability to obtain cost‑effective financing.

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

We Could Be Adversely Affected by Strikes and Other Union Activity

We and our business partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. Some of our collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. In the U.S., the industry-wide collective bargaining agreement with musicians will expire in November 2019, and agreements with writers, directors and performers will expire in 2020. In addition, any labor disputes may disrupt our operations and reduce our revenues, and we may not be able to negotiate favorable terms for a renewal, which could increase our costs.

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

Risks Relating to National Amusements’ Voting Control of Viacom and CBS

Through National Amusements’ Voting Control of Us and CBS, Certain Directors and Stockholders May Face Actual or Potential Conflicts of Interest, and National Amusements is in a Position to Control Actions that Require, or May be Accomplished by, Stockholder Approval

National Amusements, Inc. (“NAI” or “National Amusements”), directly and indirectly, is the controlling stockholder of both Viacom and CBS. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter, the non-executive Vice Chair of Viacom’s Board of Directors, the non-executive Vice Chair of CBS’ board of directors, and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, Ms. Redstone will also become a trustee of the SMR Trust and the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone, who is also a member of the Board of Directors of National Amusements and serves as Chairman Emeritus of CBS.

The National Amusements ownership structure and the common directors among National Amusements, Viacom and CBS could create, or appear to create, potential conflicts of interest when the directors and controlling stockholder of the commonly controlled entities face decisions that could have different implications for each entity. For example, potential conflicts of interest, or the appearance thereof, could arise in connection with the resolution of any dispute between us and CBS, or when we and CBS enter into any commercial arrangements with each other, despite review by our directors not affiliated with CBS. In addition, National Amusements’ voting control of us allows it to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including the election and removal of directors, stockholder-proposed amendments to our bylaws, mergers and transactions involving a change in control. For so long as National Amusements retains voting control of us, our stockholders other than National Amusements will be unable to affect the outcome of any corporate actions. The interests of National Amusements may not be the same as the interests of our other stockholders, who must rely on our independent directors to represent their interests.

See also “Risks Relating to the Pending Merger with CBS–NAI, through Its Voting Control Of ViacomCBS, Will Be in a Position To Control Actions That Require Stockholder Approval.”

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

Upon closing of the merger, the above provisions will no longer be applicable at the effective time of the merger and ViacomCBS will be governed by the amended and restated certificate of incorporation (the “A&R Charter”), which is attached as an exhibit to the merger agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K.

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

Risks Relating to the Pending Merger with CBS

As previously announced, on August 13, 2019, we entered into an Agreement and Plan of Merger with CBS, pursuant to which, subject to customary closing conditions, we will merge with and into CBS, with CBS surviving as the surviving corporation, which will be named ViacomCBS Inc. A joint consent solicitation statement/prospectus on Form S-4 was filed with the SEC and declared effective on October 25, 2019 and we expect to close the merger in early December 2019.

Because the Market Price of CBS Common Stock Will Fluctuate, Viacom Stockholders Cannot Be Sure of the Value of ViacomCBS Common Stock They Will Receive in the Merger. In Addition, because the Exchange Ratio Is Fixed, the Number of Shares of ViacomCBS Common Stock to Be Received by Viacom Stockholders in the Merger Will Not Change between Now and the Time the Merger Is Completed to Reflect Changes in the Trading Prices of CBS Common Stock or Viacom Common Stock

As a result of the merger, each share of Viacom Class A common stock and each share of Viacom Class B common stock issued and outstanding immediately prior to the effective time (other than shares held directly by Viacom as treasury shares or by CBS) will be converted automatically into 0.59625 shares of ViacomCBS Class A common stock and 0.59625 shares of ViacomCBS Class B common stock, respectively. The exchange ratio is fixed and will not be adjusted prior to the closing to account for changes in the trading prices of CBS common stock or Viacom common stock or, except as otherwise set forth in the merger agreement, other factors. The exact value of the consideration to Viacom stockholders will therefore depend on the price per share of CBS common stock at the closing of the merger, which may be greater than, less than or the same as the price per share of CBS common stock at the time of entry into the merger agreement.

The market price of CBS common stock is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the business, operations and prospects of CBS or Viacom and regulatory considerations, many of which are factors beyond CBS’ and Viacom’s control.

We Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger Is Pending

Uncertainty about the effect of the merger on employees, commercial partners, clients and customers may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning us or seek to change existing business relationships with us. Certain of our contracts contain change of control restrictions that may give rise to a right of termination or cancellation in connection with the merger. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the merger, our business could be harmed. Furthermore, the merger agreement contains restrictions on our ability to take certain actions outside the ordinary course of business prior to the closing of the merger, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the closing. For more information, see the merger agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K.

The Merger Agreement Limits Our Ability to Pursue Alternatives to the Merger

The merger agreement contains provisions that make it more difficult for us to enter into alternative transactions. The merger agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly facilitate or encourage the submission of inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal from a third party. For more information, see the merger agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K. In addition, upon the receipt of the Viacom stockholder approval on October 28, 2019, our right to terminate the merger agreement in response to a superior proposal was eliminated. While we believe these provisions are reasonable and customary, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration.

Failure to Complete the Merger Could Negatively Impact Our Business, Financial Results and Stock Price

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay CBS a termination fee of $373,000,000;

•
we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees; and

•
matters relating to the merger may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our employees, commercial partners, clients and customers. We could also be subject to litigation, including litigation related to failure to complete the merger or to enforce CBS’ obligations under the merger agreement. If the merger is not consummated, there can be no assurance that the risks described above will not materially affect our business, financial results and stock price.

For a description of the circumstances under which a termination fee is payable, see the merger agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K.

Litigation Relating to the Merger May Be Filed against Our Board of Directors and/or Our Special Committee That Could Prevent or Delay the Closing of the Merger and/or Result in the Payment of Damages Following the Closing

In connection with the merger, it is possible that our stockholders may file putative class action lawsuits against our Board of Directors and/or our special committee. Among other remedies, these stockholders could seek damages and/or to enjoin the merger. The outcome of any litigation is uncertain and any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. Any such actions may create uncertainty relating to the merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect ViacomCBS’ business, financial condition, results of operations and cash flows.

The Shares of ViacomCBS Common Stock to Be Received by Viacom Stockholders upon the Closing Will Have Different Rights from Shares of Viacom Common Stock

Upon the closing, our stockholders will no longer be stockholders of Viacom. Instead, our former stockholders will become ViacomCBS stockholders and their rights as ViacomCBS stockholders will be governed by the laws of the state of Delaware and the terms of the A&R Charter and the amended and restated bylaws of the combined company (the “A&R Bylaws”). The A&R Charter and A&R Bylaws of the combined company are in some respects materially different than the terms of our certificate of incorporation and bylaws, which currently govern the rights of our stockholders. See the form A&R Charter and form A&R Bylaws attached as exhibits to the merger agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K.

Although We Expect That the Merger Will Result in Synergies and Other Benefits, Those Synergies and Benefits May Not Be Realized or May Not Be Realized within the Expected Time Frame

Our ability to realize the anticipated benefits of the merger will depend, to a large extent, on ViacomCBS’ ability to integrate our and CBS’ businesses in a manner that facilitates growth opportunities and achieves the projected standalone cost savings and revenue growth trends identified by each company without adversely affecting current revenues and investments in future growth. Even if ViacomCBS is able to integrate the two companies successfully, the anticipated benefits of the merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.

Our Business May Not Be Integrated Successfully or Such Integration May Be More Difficult, Time Consuming or Costly Than Expected. Operating Costs, Customer Loss and Business Disruption, Including Difficulties in Maintaining Relationships with Employees, Customers, Suppliers or Vendors, May Be Greater Than Expected Following the Merger. Revenues Following the Merger May Be Lower Than Expected

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and CBS’ business practices and operations. This process may disrupt our business. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, the activities of ViacomCBS and could adversely affect the results of operations of ViacomCBS. The overall combination of our and CBS’ businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•
difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in integrating employees and attracting and retaining key personnel, including talent;

•
challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, lessors, employees, business associates and others, including material content providers, studios, authors, producers, directors, actors and other talents, guilds and advertisers;

•	difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in continuing to develop valuable and widely-accepted content and technologies;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the merger.

Many of these factors are outside of our control and/or will be outside the control of ViacomCBS, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of ViacomCBS. In addition, even if the operations of our and CBS’ businesses are integrated successfully, the full benefits of the merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our and CBS’ businesses. All of these factors could cause dilution to the earnings per share of ViacomCBS, decrease or delay the projected accretive effect of the merger, and negatively impact the price of the ViacomCBS common stock following the merger. As a result, it cannot be assured that the combination of us and CBS will result in the realization of the full benefits expected from the merger within the anticipated time frames or at all.

We Have Incurred, and Will Incur, Substantial Direct and Indirect Costs as a Result of the Merger

We have incurred, and will incur, substantial expenses in connection with and as a result of completing the merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees. In addition, over a period of time following the closing, ViacomCBS is also expected to incur substantial expenses in connection with integrating and coordinating the businesses, operations, policies and procedures of us and CBS. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by us. These costs could adversely affect the financial condition and results of operations of us prior to the merger and of ViacomCBS following the merger.

The Market Price for ViacomCBS Common Stock Following the Closing of the Merger May Be Affected by Factors Different from Those That Historically Have Affected or Currently Affect Our Common Stock

Upon the closing of the merger, our stockholders will receive shares of ViacomCBS common stock. ViacomCBS’ business and financial position will differ from our business and financial position before the closing and, accordingly, the results of operations of ViacomCBS will be affected by some factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of ViacomCBS common stock is likely to be different from the performance of our common stock in the absence of the merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, ViacomCBS common stock, regardless of ViacomCBS’ actual operating performance.

The Merger May Not Be Accretive and May Cause Dilution to the Earnings per Share of ViacomCBS, Which May Negatively Affect the Market Price of the ViacomCBS Common Stock

In the merger, based on the estimated number of shares of CBS common stock and Viacom common stock that are expected to be outstanding immediately prior to the closing, it is anticipated that CBS will issue approximately 243 million shares of ViacomCBS common stock. The issuance of these new shares could have the effect of depressing the market price of the ViacomCBS common stock. In addition, we (or ViacomCBS after the merger) could encounter other transaction-related costs, such as the failure to realize all of the benefits anticipated in the merger, which could cause dilution to ViacomCBS’ earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of the ViacomCBS common stock.

NAI, through Its Voting Control of ViacomCBS, Will Be in a Position to Control Actions That Require Stockholder Approval

NAI, through its direct and indirect ownership of ViacomCBS Class A common stock, will have voting control of ViacomCBS. Immediately following the closing, NAI is expected to directly or indirectly own approximately 79.4% of the shares of ViacomCBS Class A common stock outstanding, and approximately 10.1% of the shares of ViacomCBS Class A common stock and ViacomCBS Class B common stock outstanding on a combined basis (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options). Mr. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares. Mr. Redstone serves as Chairman Emeritus of our Board of Directors but will not serve as an officer or director of ViacomCBS following the closing, and Ms. Redstone will serve as non-executive Chair of the ViacomCBS board of directors. NAI is controlled by Mr. Redstone through the SMR Trust, which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s death or incapacity, voting control of the NAI voting interest held by the SMR Trust will pass to seven trustees, who will include the non-executive Chair of the ViacomCBS board of directors, Ms. Shari E. Redstone. No member of ViacomCBS’ management is a trustee of the SMR Trust.

Subject to the terms of the Governance Agreement dated as of August 13, 2019, which is incorporated by reference as an exhibit in this Annual Report on Form 10-K, NAI will be in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending the A&R Bylaws, the election or removal of directors and transactions involving a change of control. For example, the A&R Bylaws will provide that:

•
the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of capital stock of ViacomCBS then entitled to vote generally in an election of directors, voting together as a single class, is required for the ViacomCBS stockholders to amend, alter, change, repeal or adopt any bylaws of ViacomCBS;

•
any or all of the directors of ViacomCBS may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of ViacomCBS common stock then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of the ViacomCBS stockholders called expressly for that purpose; provided that during the two-year period following the closing date, the removal of the Chief Executive Officer of ViacomCBS requires the approval of the ViacomCBS board of directors by the “Requisite Approval” (as defined in the form A&R Charter attached as an exhibit to the merger agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K); provided further, that during the two-year period following the closing date, NAI and NAI Entertainment Holdings LLC are not permitted to remove any other persons who are members of the ViacomCBS board of directors at the effective time in accordance with the merger agreement or who otherwise become members of the ViacomCBS board of directors (other than any of the NAI Affiliated Directors) without the Requisite Approval; and

•
in accordance with the Delaware General Corporation Law (the “DGCL”), the ViacomCBS stockholders may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

Accordingly, other ViacomCBS stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control. For more information, see the Governance Agreement incorporated by reference as an exhibit in this Annual Report on Form 10-K.

Sales of NAI’s Shares of ViacomCBS Common Stock, Some of Which Are Pledged to Lenders, Could Adversely Affect the Stock Price

Immediately following the closing of the merger, based on the estimated number of shares of CBS common stock and Viacom common stock that are expected to be outstanding immediately prior to the closing, NAI is expected to directly or indirectly own approximately 79.4% of the shares of ViacomCBS Class A common stock outstanding, and approximately 10.1% of the shares of ViacomCBS Class A common stock and ViacomCBS Class B common stock outstanding on a combined basis (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options). Based on information received from NAI, NAI is expected to pledge to its lenders shares of ViacomCBS Class A common stock and ViacomCBS Class B common stock owned directly or indirectly by NAI.

Immediately following the closing, the aggregate number of shares of ViacomCBS common stock expected to be pledged by NAI to its lenders will represent approximately 4.0% of the total outstanding shares of ViacomCBS Class A common stock and ViacomCBS Class B common stock, on a combined basis (and based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options). Immediately following the closing, the amount of ViacomCBS Class A common stock that NAI is expected to directly or indirectly own and that is not expected to be pledged by NAI to its lenders is expected to represent approximately 64.0% of the total outstanding shares of ViacomCBS Class A common stock (based on fully diluted shares outstanding of ViacomCBS, including restricted stock units, performance-based restricted stock units and exercisable options).

If there is a default on NAI’s debt obligations and the lenders foreclose on the pledged shares, the lenders may not effect a transfer, sale or disposition of any pledged shares of ViacomCBS Class A common stock, unless such shares have first been converted into ViacomCBS Class B common stock. A sale of the pledged shares could adversely affect the ViacomCBS common stock share price.

Additionally, if the lenders foreclose on the pledged shares of ViacomCBS Class A common stock, NAI will no longer directly or indirectly own those shares and such lenders would have voting rights in ViacomCBS, unless and until such time as such lenders convert such shares into ViacomCBS Class B common stock in order to sell or transfer the shares. In addition, there can be no assurance that at some future time NAI will not sell or pledge additional shares of ViacomCBS common stock, which could adversely affect the ViacomCBS common stock share price.

The A&R Bylaws Will Designate the Court of Chancery of the State of Delaware as the Sole and Exclusive Forum for Certain Types of Actions and Proceedings That May Be Initiated by ViacomCBS Stockholders (or, if the Court of Chancery of the State of Delaware Lacks Subject Matter Jurisdiction, Any State or Federal Court Located within the State of Delaware), Which Could Discourage Lawsuits against ViacomCBS and Its Directors, Officers and Employees

Under the A&R Bylaws, unless the ViacomCBS board of directors consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction, any state or federal court located within the State of Delaware) will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of ViacomCBS;

•	any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder of ViacomCBS to ViacomCBS or to the ViacomCBS stockholders;

•
any action or proceeding asserting a claim against ViacomCBS or any director or officer of ViacomCBS arising pursuant to, or seeking to enforce any right, obligation, or remedy under, any provision of the DGCL, the A&R Charter or the A&R Bylaws (as each may be amended from time to time);

•
any action or proceeding to interpret, apply, enforce, or determine the validity of any provision or provisions of the A&R Charter or the A&R Bylaws (as each may be amended from time to time), or any amendment thereto or modification thereof; and

•
any action or proceeding asserting a claim against ViacomCBS or any director or officer of ViacomCBS governed by the internal affairs doctrine; or any action or proceeding to determine the result of any vote or action by written consent of stockholders.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims although the ViacomCBS stockholders will not be deemed to have waived ViacomCBS’ compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ bylaws has been challenged in legal proceedings, and the Delaware courts have held that such provisions are valid as they relate to internal affairs claims, such as claims alleging breaches of fiduciary duty or violations of the DGCL, a certificate of incorporation, or bylaws, but are not valid to govern external claims, including claims under the Securities Act of 1933, as amended.

This exclusive forum provision may limit the ability of the ViacomCBS stockholders to commence litigation in a forum that they prefer, which may discourage such lawsuits against ViacomCBS and its current or former directors, officers and employees. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, ViacomCBS may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect its business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast and satellite transmission facilities throughout the U.S. and around the world for our businesses. We consider our properties adequate for our present needs.

Viacom

•
Our world headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.4 million square feet for executive, administrative and business offices for the Company and certain of our operating divisions. The lease runs through June 2031, with two renewal options based on market rates at the time of renewal for ten years each.

•
We maintain facilities for our Global Business Services Center at our offices in Budapest, Hungary where we lease approximately 44,000 square feet of space through 2023, and at our offices in Warsaw, Poland where we lease approximately 50,000 square feet of space through 2025.

Media Networks

In addition to occupying space at 1515 Broadway in New York, we occupy the following major office facilities:

•	Our Media Networks business occupies approximately 280,000 square feet of office and production space at 345 Hudson Street, New York, New York, under a lease expiring in 2022.

•	Our Media Networks business occupies approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.

•	Our Media Networks’ Network Operations Center in Hauppauge, New York contains approximately 65,000 square feet of floor space on approximately nine acres of owned land.

•	The Nickelodeon Animation Studio at 203-231 West Olive Avenue, Burbank, California contains approximately 180,000 square feet of studio and office space, leased under two leases expiring in 2036.

•	Nickelodeon’s Live Action Studio contains approximately 108,000 square feet of stage and office space at Burbank Studios, 3000 West Alameda Avenue, Burbank, California, under a lease expiring in 2024.

•	CMT’s headquarters in Nashville, Tennessee occupies approximately 57,000 square feet of space for CMT’s executive, administrative and business offices and its studios, under leases expiring in 2027.

•
Viacom International Studios located at 50 NW 14th Street, Miami, Florida, contains approximately 60,000 square feet of sound stages, production facilities and office space, under a facilities license agreement expiring in 2020.

•	Telefe occupies approximately 496,000 square feet of office, studio and production space, transmission facilities and for other ancillary uses at its owned and leased facilities in Buenos Aires.

•	VIMN occupies approximately 140,000 square feet of space at its owned and leased Hawley Crescent facilities in London.

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
As of October 31, 2019, there were 1,233 record holders of our Class A common stock and 17,333 record holders of our Class B common stock.

Performance Graph
The following graph compares the cumulative total stockholders’ return of our Class A common stock and our Class B common stock with the cumulative total stockholders’ return of the companies listed in the Standard & Poor’s 500 Index and a peer group of companies comprised of The Walt Disney Company, CBS Corporation, Discovery Inc. and Fox Corporation.
The performance graph assumes $100 invested on September 30, 2014 in each of our Class A common stock, our Class B common stock, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended September 30, 2015, 2016, 2017, 2018 and 2019.
Total Cumulative Stockholders’ Return
For the Years Ended September 30, 2015, 2016, 2017, 2018 and 2019

	9/30/14	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19
Class A Common	$100	$59	$59	$52	$53	$39
Class B Common	$100	$58	$53	$40	$50	$37
S&P 500	$100	$97	$110	$128	$148	$151
Peer Group	$100	$100	$98	$106	$136	$137
Equity Compensation Plan Information
Information required by this item is discussed in Part III of this Form 10-K within “Item 11 – Executive Compensation” under the heading “Equity Compensation Plan”.

Item 6. Selected Financial Data.
The selected Consolidated Statement of Earnings Data for the years ended September 30, 2019, 2018 and 2017 and the Consolidated Balance Sheet data as of September 30, 2019 and 2018 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report. The selected Consolidated Statement of Earnings Data for the years ended September 30, 2016 and 2015 and the Consolidated Balance Sheet Data as of September 30, 2017, 2016 and 2015 have been derived from audited financial statements not included herein.
CONSOLIDATED STATEMENT OF EARNINGS DATA

	Year Ended September 30,
(in millions, except per share amounts)	2019	2018	2017	2016	2015
Revenues	$12,838	$12,943	$13,263	$12,488	$13,268
Operating income (a)	$2,462	$2,572	$2,492	$2,528	$3,141
Net earnings from continuing operations (Viacom and noncontrolling interests)	$1,562	$1,728	$1,919	$1,471	$2,002
Net earnings from continuing operations attributable to Viacom	$1,522	$1,688	$1,871	$1,436	$1,922
Net earnings from continuing operations per share attributable to Viacom:
Basic	$3.77	$4.19	$4.68	$3.62	$4.78
Diluted	$3.77	$4.19	$4.67	$3.61	$4.73
Weighted average number of common shares outstanding:
Basic	403.4	402.7	399.9	396.5	402.2
Diluted	403.8	403.0	400.6	398.0	406.0
Dividends declared per share of Class A and Class B common stock	$0.80	$0.80	$0.80	$1.40	$1.46

CONSOLIDATED BALANCE SHEET DATA

	September 30,
(in millions)	2019	2018	2017	2016	2015
Total assets	$23,671	$23,783	$23,698	$22,508	$22,143
Total debt	$8,738	$10,082	$11,119	$11,913	$12,285
Total Viacom stockholders’ equity	$8,454	$7,407	$6,035	$4,277	$3,538
Total equity	$8,520	$7,465	$6,119	$4,330	$3,599
(a) On October 1, 2018, Viacom retrospectively adopted ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The adoption of ASU 2017-07 resulted in reclassification of $2 million, $3 million, $2 million and $29 million from Selling, general and administrative to Other items, net in the Consolidated Statements of Earnings for the years ended September 30, 2018, 2017, 2016 and 2015, respectively.

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
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		Page
•	Overview: The overview section provides a summary of Viacom and our business.	42

•	Results of Operations: The results of operations section provides an analysis of our results on a consolidated and reportable segment basis for the three years ended September 30, 2019. In addition, we provide a discussion of items that affect the comparability of our results of operations.	46

•	Liquidity and Capital Resources: The liquidity and capital resources section provides a discussion of our cash flows for the three years ended September 30, 2019, and of our outstanding debt, commitments and contingencies existing as of September 30, 2019.	57

•	Market Risk: The market risk section discusses how we manage exposure to market and interest rate risks.	61

•	Critical Accounting Policies and Estimates: The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	62

•	Other Matters: The other matters section provides a discussion of related party transactions and agreements.	64

OVERVIEW
Summary
Viacom creates entertainment experiences that drive conversation and culture around the world. Through television, film, direct-to-consumer streaming, digital media, live events, merchandise and solutions, our brands connect with diverse, young and young at heart audiences in more than 180 countries.
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
Pending Merger with CBS
As previously announced, on August 13, 2019, we entered into an Agreement and Plan of Merger with CBS Corporation (“CBS”) (as it may be further amended or supplemented from time to time, the “merger agreement”), pursuant to which Viacom will merge with and into CBS (the “merger”), with CBS continuing as the surviving company and being renamed ViacomCBS Inc. (“ViacomCBS”).
ViacomCBS will be a leading global, multiplatform, premium content powerhouse, with the assets, capabilities and scale to be one of the most important content producers and providers in the world and an indispensable player in the global media ecosystem. Through its premium content scale, broadcast and cable leadership positions in markets across the United States (the “U.S.”), Europe, Latin America and Asia, global production capabilities, major Hollywood film studio, portfolio of streaming products, and industry-leading advertising and marketing solutions, ViacomCBS will be positioned to serve consumers, the creative community, commercial partners and employees, while creating long-term value for shareholders. The strength and

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

scale of ViacomCBS’ assets will enable it to pursue a growth strategy driven by one agenda - to maximize the value of the content it creates, whether for its own platforms or for others.
As a result of the merger, at the effective time of the merger (the “effective time”), (1) each share of Viacom Class A common stock issued and outstanding immediately prior to the effective time, other than shares held directly by Viacom as treasury shares or held by CBS, will be converted automatically into 0.59625 shares of ViacomCBS Class A common stock and (2) each share of Viacom Class B common stock issued and outstanding immediately prior to the effective time, other than shares held directly by Viacom as treasury shares or held by CBS, will be converted automatically into 0.59625 shares of ViacomCBS Class B common stock.
The completion of the merger remains subject to customary closing conditions. The merger with CBS is also subject to a number of risks and uncertainties, as discussed under “Risks Relating to the Pending Merger with CBS” in “Item 1A. Risk Factors.” In connection with the proposed merger, CBS filed a registration statement on Form S-4 with the SEC that includes a joint consent solicitation statement of CBS and Viacom, constitutes a prospectus of CBS, and was declared effective on October 25, 2019.
Media Networks
Our Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. We create, acquire, distribute and sell programming and other content for our audiences worldwide, distributed through cable, satellite and broadband services, on linear, streaming, on-demand and transactional bases, for viewing on a wide range of devices such as televisions, PCs, tablets, smartphones and other connected devices. The Media Networks segment also includes Pluto TV, the leading free streaming TV platform in the U.S. The Media Networks segment also delivers advertising and marketing services, including those under our advanced marketing solutions (“AMS”) portfolio, which both utilizes advanced addressable video inventory to allow dynamic ad insertion and advanced targeting, and provides our marketing partners with a variety of consulting and creative services and associated activations. The Media Networks segment also licenses its brands and properties for consumer products and recreation experiences, produces live events and creates original programming for third-party distributors.
Globally, our Media Networks segment reaches approximately 4.3 billion cumulative television subscribers in more than 180 countries and 45 languages, via 320 locally programmed and operated television channels, including our multimedia brands Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT and Logo. Outside of the U.S., Viacom International Media Networks operates the international extensions of our multimedia brands and our program services created specifically for international audiences, such as public service broadcaster Channel 5 and Milkshake! in the United Kingdom (“UK”), Televisión Federal S.A., or Telefe, in Argentina, COLORS in India and Paramount Channel in various countries. “Cumulative television subscribers” is an aggregation of the total subscribers to (or viewers of, in the case of our free-to-air channels) each Viacom owned-and-operated, joint venture and licensee channel (and does not include users of Pluto TV).
Through Viacom Digital Studios and its international extension, Viacom Digital Studios International, we produce original content for consumption across the leading social platforms to build loyalty for, and engagement with, our flagship brands.
Our cross-Viacom studio production business is a global network of production studios producing premium episodic and film content across both our owned and operated platforms and for third parties. Domestically, this business is driven by Paramount Television, Awesomeness, Nickelodeon, MTV and Comedy Central and utilizes our considerable intellectual property library to create long-form episodic content for third-party platforms. Internationally, the business is driven by Viacom International Studios.
Our Media Networks brands also develop and operate an extensive portfolio of online, mobile and over-the-top (“OTT”) experiences, including “TV Everywhere” and subscription apps that offer audiences long and short-form video content, games and interactive features, across shows, events, news, music, community, culture and, for our younger audiences, educational and learning activities. Examples include Noggin, Nickelodeon’s advertising-free, direct-to-consumer, OTT preschool video subscription service, and BET+, an online subscription video-on-demand (“SVOD”) service focused on Black audiences and consumers of Black culture.
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
We continue to expand our product offerings to enable our customers and partners to better target and more broadly activate their advertising campaigns through our AMS portfolio, which consists of two main categories - Addressable Video and Brand Solutions. Addressable Video consists of pools of inventory that we are aggregating and enabling within both multichannel video programming distributor (“MVPD”) and OTT environments, to allow for advanced targeting to fulfill the demand for next generation video ad products. Brand Solutions consists of a bundle of consulting, creative services, and media activation.
Affiliate Revenues
Our affiliate revenues are generated through fees from distributors of our programming and program services, such as cable television operators, direct-to-home satellite television operators and mobile networks. We also license our content through television, SVOD and other OTT distributors, syndication and transactional video-on-demand (“TVOD”).
Our agreements with multichannel television service providers are generally multi-year carriage agreements with set rate increases. The amount of fees we receive is generally a function of the number of subscribers and the rates we receive per subscriber. Expirations of these affiliate agreements are staggered.
Under SVOD and other similar OTT agreements, we make certain programs available for distribution on one or more dates, and our revenue under these OTT agreements is recognized when the content has been delivered and is available for use by the licensee. Revenue related to the renewal or extension of these arrangements is recognized upon the start of the renewal or extension period to the extent the content has been delivered to the customer. Accordingly, revenue will fluctuate depending on the timing of when programming licensing rights are made available to the customer.
Consumer Products, Recreation and Live Events Revenues
Our consumer products, recreation and live events revenues are principally derived from (i) our consumer products activities, which include licensing our brands and intellectual property, the sale of DVDs and Blu-ray discs, and the creation and publishing of interactive games across various platforms (including mobile devices, PCs and consoles), (ii) recreation experiences and (iii) live events.
Our consumer products, recreation and live events revenues vary based on consumer spending, the popularity of our programming and intellectual property, and the volume of content available during a particular period.
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
(continued)

On October 1, 2018, Viacom retrospectively adopted Accounting Standards Update (“ASU”) 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which resulted in the reclassification of $2 million and $3 million, related to Media Networks, from Selling, general and administrative to Other items, net in the Consolidated Statements of Earnings for the years ended September 30, 2018 and 2017, respectively. Prior period amounts have been recast to conform to the current presentation.
Filmed Entertainment
Our Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content in various markets and media worldwide through its Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television divisions. It partners on various projects with key Viacom brands, including Nickelodeon Movies, MTV Films and BET Films.
Films produced, acquired and/or distributed by the Filmed Entertainment segment are generally first exhibited theatrically in domestic and/or international markets and then released in various markets through airlines and hotels, electronic sell-through, DVDs and Blu-ray discs, TVOD, pay television, SVOD, basic cable television, free television and free video-on-demand. Paramount Television draws on Paramount’s extensive library of film properties and develops and finances a wide range of original, premium television content across all types of media platforms for distribution worldwide.
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

Theatrical Revenues
Paramount generates revenues worldwide from the theatrical distribution of films, primarily from audience ticket sales. Each film is a separate and distinct product with its revenues and ultimate profitability dependent upon many factors, among which domestic and international theatrical audience response is of fundamental importance. Theatrical revenues may also be affected by the number, timing and mix of releases and competitive offerings in any given period, consumer tastes and consumption habits, and overall economic conditions, including trends in discretionary spending. The theatrical success of a film is often a significant factor in determining the revenues it is likely to generate in home entertainment markets and licensing arrangements for television, OTT services and other platforms. Revenues from theatrical film releases tend to be cyclical with increases during the summer.
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
(continued)

Ancillary Revenues
Paramount generates ancillary revenues by providing production and facilities services to third parties, primarily at Paramount’s studio lot. Paramount also generates ancillary revenues by licensing its brands for consumer products, including video games, themed restaurants, hotels and resorts, live stage plays, theme parks and other location-based entertainment projects, as well as its film clips and music library.
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
RESULTS OF OPERATIONS
Summary Consolidated Results of Operations

				2019 vs. 2018		2018 vs. 2017
	Year Ended September 30,			Better/(Worse)		Better/(Worse)
(in millions, except per share amounts)	2019	2018	2017	$	%	$	%
GAAP
Revenues	$12,838	$12,943	$13,263	$(105)	(1)%	$(320)	(2)%
Operating income*	2,462	2,572	2,492	(110)	(4)	80	3
Net earnings from continuing operations attributable to Viacom	1,522	1,688	1,871	(166)	(10)	(183)	(10)
Diluted EPS from continuing operations	3.77	4.19	4.67	(0.42)	(10)	(0.48)	(10)

Non-GAAP**
Adjusted operating income*	$2,716	$2,797	$2,746	$(81)	(3)%	$51	2%
Adjusted net earnings from continuing operations attributable to Viacom	1,641	1,659	1,511	(18)	(1)	148	10
Adjusted diluted EPS from continuing operations	4.06	4.12	3.77	(0.06)	(1)	0.35	9

* On October 1, 2018, Viacom retrospectively adopted ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The adoption of ASU 2017-07 resulted in reclassification of $2 million and $3 million from Selling, general and administrative to Other items, net in the Consolidated Statements of Earnings for the years ended September 30, 2018 and 2017, respectively.

** See “Factors Affecting Comparability” section below for a reconciliation of our reported results to our adjusted results, which are calculated on a non-GAAP basis.
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

The following tables reconcile our results of operations reported in accordance with GAAP for the years ended September 30, 2019, 2018 and 2017 to adjusted results that exclude the impact of certain items identified as affecting comparability (non-GAAP). The tax impacts included in the tables below have been calculated using the rates applicable to the adjustments presented.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2019

	Year Ended September 30, 2019
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$2,462	$2,007	$445	$1,522	$3.77
Factors Affecting Comparability:
Restructuring and other corporate matters	177	177	32	145	0.36
Programming charges	77	77	18	59	0.14
Gain on extinguishment of debt	—	(18)	(4)	(14)	(0.03)
Gain on marketable securities	—	(32)	(8)	(24)	(0.06)
Discrete tax benefit	—	—	47	(47)	(0.12)
Adjusted results (Non-GAAP)	$2,716	$2,211	$530	$1,641	$4.06

Restructuring and other corporate matters: In 2019, we recognized restructuring charges of $73 million comprised of costs related to our 2018 program of cost transformation initiatives to improve our margins, as well as severance and other compensation charges of $41 million, recognized in the fourth fiscal quarter, substantially all in connection with the recently announced and pending merger. Our cost transformation initiatives are expected to give rise to over $300 million of run-rate savings, the benefit of which will be phased in through fiscal 2020.
In addition, we recognized expenses of $3 million of restructuring-related costs comprised of third-party professional services associated with the cost transformation initiatives, $40 million in connection with the settlement of a commercial dispute and $20 million of merger-related costs comprised primarily of legal and investment banking fees and other merger-related compensation charges.

Restructuring and Other Corporate Matters (in millions)	Year Ended September 30, 2019
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$23	$14	$45	$82
Exit Costs	32	—	—	32
Restructuring	55	14	45	114
Restructuring-related costs	—	—	3	3
Legal settlement	40	—	—	40
Merger-related costs	—	—	20	20
Total	$95	$14	$68	$177

These pre-tax charges were included within Restructuring and other corporate matters in the Consolidated Statements of Earnings.
Programming charges: In 2019, we recognized $77 million of programming charges associated with continuing initiatives primarily related to management changes and reorganization at Media Networks. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming, and are included within Operating expenses in the Consolidated Statements of Earnings.
Gain on extinguishment of debt: In 2019, we redeemed senior notes and debentures prior to their maturity totaling $1.128 billion. As a result, we recognized a pre-tax extinguishment gain of $18 million included within Other items, net in the Consolidated Statements of Earnings.
Gain on marketable securities: Pursuant to our adoption of ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires the changes in fair value measurement of marketable securities to be recognized in the Consolidated Statements of Earnings, we recorded a non-operating gain on marketable securities of $32 million in 2019 included within Other items, net in the Consolidated Statements of Earnings.
Discrete tax benefit: The net discrete tax benefit in 2019 was principally related to the tax benefit triggered by the bankruptcy of an investee.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

2018

	Year Ended September 30, 2018
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$2,572	$1,997	$269	$1,688	$4.19
Factors Affecting Comparability:
Restructuring and other corporate matters	225	225	55	170	0.42
Gain on asset sale	—	(16)	—	(16)	(0.04)
Gain on extinguishment of debt	—	(25)	(6)	(19)	(0.05)
Investment impairment	—	46	10	36	0.09
Discrete tax benefit	—	—	200	(200)	(0.49)
Adjusted results (Non-GAAP)	$2,797	$2,227	$528	$1,659	$4.12

Restructuring and other corporate matters: We recognized restructuring costs of $176 million in 2018, resulting from the program of cost transformation initiatives described above. We also recognized $49 million of other related costs comprised primarily of third-party professional services associated with the cost transformation initiatives.

Restructuring and Other Corporate Matters (in millions)	Year Ended September 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance	$133	$4	$1	$138
Exit costs	38	—	—	38
Restructuring	171	4	1	176
Restructuring-related costs	1	—	48	49
Total	$172	$4	$49	$225

Gain on asset sale: In 2018, we completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million, included within Other items, net in the Consolidated Statements of Earnings.
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
(continued)

2017

	Year Ended September 30, 2017
(in millions, except per share amounts)	Operating Income	Earnings from Continuing Operations Before Provision for Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Viacom	Diluted EPS from Continuing Operations
Reported results (GAAP)	$2,492	$2,212	$293	$1,871	$4.67
Factors Affecting Comparability:
Restructuring and programming charges	381	381	135	246	0.61
Gain on asset sale	(127)	(412)	(116)	(285)	(0.71)
Loss on extinguishment of debt	—	20	7	13	0.03
Investment impairment	—	10	4	6	0.01
Discrete tax benefit	—	—	340	(340)	(0.84)
Adjusted results (Non-GAAP)	$2,746	$2,211	$663	$1,511	$3.77

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
(continued)

YEAR ENDED SEPTEMBER 30, 2019 vs. 2018
Consolidated Results of Operations
Revenues
Worldwide revenues decreased $105 million, or 1%, to $12.838 billion in the year ended September 30, 2019, and included a 2-percentage point unfavorable impact of foreign exchange. Media Networks revenues decreased $128 million, or 1%, principally driven by the unfavorable impact of foreign exchange. Filmed Entertainment revenues increased $38 million, or 1%, reflecting increased licensing, ancillary and home entertainment revenues, partially offset by a decrease in theatrical revenues.
Expenses
Total expenses remained substantially flat at $10.376 billion in the year ended September 30, 2019. Media Networks expenses increased $60 million, or 1%, principally driven by higher SG&A expenses. Filmed Entertainment expenses decreased $79 million, or 3%, primarily reflecting lower operating expenses. The year ended September 30, 2019 included restructuring and related costs of $117 million, an expense of $40 million in connection with the settlement of a commercial dispute and merger-related costs of $20 million. The year ended September 30, 2018 included restructuring and other corporate matters of $225 million. See “Factors Affecting Comparability” for more detail on the items mentioned for both years.
Operating
Operating expenses decreased $41 million, or 1%, to $6.838 billion in the year ended September 30, 2019. Consolidated operating expenses included a programming charge of $77 million in 2019, as described in more detail in “Factors Affecting Comparability”. Media Networks operating expenses remained substantially flat and Filmed Entertainment operating expenses decreased $94 million, or 4%.
Selling, General and Administrative
SG&A expenses increased $92 million, or 3%, to $3.146 billion in the year ended September 30, 2019. SG&A costs included a 3-percentage point benefit of cost savings from our restructuring activities. Media Networks SG&A expenses increased $64 million, or 3%, and Filmed Entertainment SG&A expenses increased $17 million, or 5%.
Restructuring and Other Corporate Matters
Restructuring and other corporate matters costs of $177 million and $225 million were recognized in the years ended September 30, 2019 and 2018, respectively, as described in more detail in “Factors Affecting Comparability”.
Operating Income
Operating income decreased $110 million, or 4%, to $2.462 billion in the year ended September 30, 2019, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income decreased $81 million to $2.716 billion in 2019, including a 1-percentage point unfavorable impact of foreign exchange. Media Networks adjusted operating income decreased $188 million, or 6%, including a 1-percentage point unfavorable impact of foreign exchange, and Filmed Entertainment adjusted operating results improved $117 million.
Income Taxes
Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, provided a measurement period of one year from the date of enactment of the Tax Cuts and Jobs Act (the “Act”), December 22, 2017, for which provisional amounts could be recorded. We completed our analysis with regard to the Act and therefore do not have any remaining provisional amounts recorded in the Consolidated Balance Sheet. We have also elected to account for the effects of global intangible low tax income as a component of income tax expense in the period the tax arises.
Our effective income tax rate was 22.2% in the year ended September 30, 2019. A net discrete tax benefit of $47 million, principally related to the bankruptcy of an investee, taken together with the net discrete tax impact of the items discussed in “Factors Affecting Comparability” decreased the effective income tax rate by 1.8 percentage points. Excluding the impact of the items discussed in “Factors Affecting Comparability”, our adjusted effective income tax rate was 24.0% in 2019.
Our effective income tax rate was 13.5% in the year ended September 30, 2018. The net discrete tax benefit of $200 million, taken together with the discrete tax impact of the other factors affecting comparability, reduced the effective income tax rate by 10.2 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 23.7% in 2018. The benefit in 2018 is principally related to the impact of the Act, as well as a tax accounting method change granted by the Internal Revenue Service.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $166 million, or 10%, to $1.522 billion in the year ended September 30, 2019, primarily due to lapping the discrete tax benefit in the prior year resulting from the enactment of the Act. Our decrease in operating income was substantially offset by lower interest expense as a result of debt reduction and the increased value of marketable securities resulting from the new accounting guidance. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom decreased $18 million, or 1%, to $1.641 billion in 2019, including a 3-percentage point unfavorable impact of foreign exchange, partially offset by the benefit from lower interest expense.
Diluted Earnings Per Share from Continuing Operations
Diluted EPS from continuing operations decreased $0.42 per diluted share to $3.77 in the year ended September 30, 2019, reflecting the impact of net earnings. Excluding the items discussed in “Factors Affecting Comparability”, adjusted diluted EPS from continuing operations decreased $0.06 per diluted share to $4.06, which included an $0.11 per diluted share unfavorable impact of foreign exchange.
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
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2019	2018	$	%
Revenues by Component
Advertising	$4,652	$4,751	$(99)	(2)%
Affiliate	4,828	4,802	26	1
Consumer products, recreation and live events	403	458	(55)	(12)
Total revenues by component	9,883	10,011	(128)	(1)%
Expenses
Operating	4,307	4,315	8	—%
Selling, general and administrative	2,463	2,399	(64)	(3)
Depreciation and amortization	173	169	(4)	(2)
Total expenses	6,943	6,883	(60)	(1)%
Adjusted Operating Income	$2,940	$3,128	$(188)	(6)%

Revenues
Worldwide revenues decreased $128 million, or 1%, to $9.883 billion in the year ended September 30, 2019 and included a 2-percentage point unfavorable impact of foreign exchange. Domestic revenues increased $55 million, or 1%, to $7.806 billion, driven by higher advertising and affiliate revenues. International revenues decreased $183 million, or 8%, to $2.077 billion, principally driven by a 10-percentage point unfavorable impact of foreign exchange.
Advertising
Worldwide advertising revenues decreased $99 million, or 2%, to $4.652 billion in the year ended September 30, 2019 and included a 3-percentage point unfavorable impact of foreign exchange. Domestic advertising revenues increased $53 million, or 1%, to $3.649 billion, principally reflecting growth in revenues from AMS and higher pricing, partially offset by lower linear impressions. AMS, which now comprises approximately 20% of domestic advertising revenues, increased 76% in 2019, and includes advertising on Pluto TV. International advertising revenues decreased $152 million, or 13%, to $1.003 billion, driven by the unfavorable impact of foreign exchange, primarily in Latin America and the UK.
Affiliate
Worldwide affiliate revenues increased $26 million, or 1%, to $4.828 billion in the year ended September 30, 2019, including a 1-percentage point unfavorable impact of foreign exchange. Domestic affiliate revenues increased $20 million, or 1%, to $3.897 billion, primarily driven by higher OTT and studio production revenues and contractual rate increases, which more than offset subscriber declines. International affiliate revenues increased $6 million, or 1%, to $931 million, principally due to increased

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

SVOD and other OTT arrangements. Foreign exchange had a 7-percentage point unfavorable impact on international affiliate revenues.
Consumer Products, Recreation and Live Events
Worldwide consumer products, recreation and live events revenues decreased $55 million, or 12%, to $403 million in the year ended September 30, 2019, principally driven by lower revenues from certain consumer products franchises, as well as lower live events revenues. Worldwide consumer products, recreation and live events revenues included a 2-percentage point unfavorable impact of foreign exchange. Domestic consumer products, recreation and live events revenues decreased $18 million, or 6%, to $260 million, while international revenues decreased $37 million, or 21%, to $143 million. Foreign exchange had a 5-percentage point unfavorable impact on international consumer products, recreation and live events revenues.
Expenses
Media Networks segment expenses increased $60 million, or 1%, to $6.943 billion in the year ended September 30, 2019, driven by higher SG&A expenses. Segment expenses included a 3-percentage point favorable impact of foreign exchange.
Operating
Operating expenses remained substantially flat at $4.307 billion in the year ended September 30, 2019. Programming costs decreased $62 million, or 2%, primarily due to the favorable impact of foreign exchange, partially offset by increased investment in content. Distribution and other expenses increased $54 million, or 10%, reflecting higher participations on OTT revenues and increased investment in AMS and other growth initiatives.
Selling, General and Administrative
SG&A expenses increased $64 million, or 3%, to $2.463 billion in the year ended September 30, 2019, primarily driven by higher advertising and promotional expenses as well as an increase in research and technology costs. SG&A costs included a 4-percentage point benefit of savings from our cost transformation initiatives implemented in fiscal year 2018.
Adjusted Operating Income
Adjusted operating income decreased $188 million, or 6%, to $2.940 billion in the year ended September 30, 2019, reflecting the operating results discussed above. Adjusted operating income included a 1-percentage point unfavorable impact of foreign exchange.
Filmed Entertainment

	Year Ended September 30,		Better/(Worse)
(in millions)	2019	2018	$	%
Revenues by Component
Theatrical	$567	$695	$(128)	(18)%
Home entertainment	646	622	24	4
Licensing	1,606	1,529	77	5
Ancillary	260	195	65	33
Total revenues by component	3,079	3,041	38	1%
Expenses
Operating	$2,578	$2,672	$94	4%
Selling, general and administrative	386	369	(17)	(5)
Depreciation and amortization	37	39	2	5
Total expenses	3,001	3,080	79	3%
Adjusted Operating Income/Loss	$78	$(39)	$117	NM

NM - Not meaningful
Revenues
Worldwide revenues increased $38 million, or 1%, to $3.079 billion in the year ended September 30, 2019. Worldwide revenues included a 1-percentage point unfavorable impact of foreign exchange. Domestic revenues increased $127 million, or 8%, to $1.639 billion, primarily driven by increased licensing revenues. International revenues decreased $89 million, or 6%, to $1.440 billion principally due to lower theatrical revenues. Foreign exchange had a 3-percentage point unfavorable impact on our international revenues.
Theatrical
Worldwide theatrical revenues decreased $128 million, or 18%, to $567 million in the year ended September 30, 2019, principally reflecting a difficult comparison against Mission: Impossible - Fallout in the prior year. Worldwide theatrical

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

revenues included a 2-percentage point unfavorable impact of foreign exchange. Significant current year releases included Bumblebee, Rocketman and Instant Family, compared with Mission: Impossible - Fallout, A Quiet Place and Daddy’s Home 2 in the prior year. Domestic and international theatrical revenues decreased 19% and 18%, respectively. Foreign exchange had a 4-percentage point unfavorable impact on international theatrical revenues.
Home Entertainment
Worldwide home entertainment revenues increased $24 million, or 4%, to $646 million in the year ended September 30, 2019. Worldwide home entertainment revenues included a 1-percentage point unfavorable impact of foreign exchange. The current year benefited from the releases of Mission: Impossible - Fallout and Bumblebee. Domestic home entertainment revenues increased 11%, while international home entertainment revenues decreased 8%. Foreign exchange had a 4-percentage point unfavorable impact on international home entertainment revenues.
Licensing
Worldwide licensing revenues increased $77 million, or 5%, to $1.606 billion in the year ended September 30, 2019, primarily due to an increase in current year television production revenues. Worldwide licensing revenues included a 1-percentage point unfavorable impact of foreign exchange. Domestic licensing revenues increased 18%, benefiting from the television production revenues, while international licensing revenues decreased 5%. Foreign exchange had a 2-percentage point unfavorable impact on international licensing revenues.
Ancillary
Worldwide ancillary revenues increased $65 million, or 33%, to $260 million in the year ended September 30, 2019, driven by higher international theme park licensing revenues and a new music rights agreement. Domestic and international ancillary revenues increased 20% and 70%, respectively.
Expenses
Filmed Entertainment segment expenses decreased $79 million, or 3%, to $3.001 billion in the year ended September 30, 2019, primarily due to decreased operating expenses.
Operating
Operating expenses decreased $94 million, or 4%, to $2.578 billion in the year ended September 30, 2019. Film costs decreased $212 million, or 12%, reflecting the mix of current year releases. Distribution and other costs, principally advertising and print expenses, increased $118 million, or 13%, primarily driven by higher theatrical distribution costs to support our current year and upcoming releases.
Selling, General and Administrative
SG&A expenses increased $17 million, or 5%, to $386 million in the year ended September 30, 2019, primarily driven by higher incentive compensation costs.
Adjusted Operating Income/Loss
Adjusted operating income was $78 million in the year ended September 30, 2019, compared with adjusted operating loss of $39 million in 2018, an improvement of $117 million, principally reflecting higher profits from our film library. Filmed Entertainment segment operating income/losses reflect the recognition of advertising and print expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film are recognized as earned through its theatrical exhibition and subsequent distribution windows.
YEAR ENDED SEPTEMBER 30, 2018 vs. 2017
Consolidated Results of Operations
Revenues
Worldwide revenues decreased $320 million, or 2%, to $12.943 billion in the year ended September 30, 2018. Filmed Entertainment revenues decreased $248 million, or 8%, reflecting the number and mix of released theatrical and home entertainment titles in each year, partially offset by increased revenues from Paramount Television product. Media Networks revenues decreased $85 million, or 1%, driven by lower advertising and affiliate revenues, partially offset by an increase in consumer products, recreation and live events revenues.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Total expenses decreased $527 million, or 5%, to $10.371 billion in the year ended September 30, 2018. Filmed Entertainment expenses decreased $489 million, or 14%, primarily reflecting lower operating expenses. Media Networks expenses increased $87 million, or 1%, principally driven by higher operating expenses. The year ended September 30, 2018 included restructuring and related costs of $225 million, compared with $381 million of restructuring and programming charges in 2017.
Operating
Operating expenses decreased $557 million, or 7%, to $6.879 billion in the year ended September 30, 2018. Consolidated operating expenses included a programming charge of $144 million in 2017, as described in more detail in “Factors Affecting Comparability”. Filmed Entertainment operating expenses decreased $511 million, or 16%, and Media Networks operating expenses increased $83 million, or 2%.
Selling, General and Administrative
SG&A expenses increased $52 million, or 2%, to $3.054 billion in the year ended September 30, 2018, reflecting higher segment expenses of $37 million. SG&A costs included a 2-percentage point benefit of cost savings from our cost transformation initiatives. Filmed Entertainment SG&A expenses increased $27 million, or 8% and Media Networks SG&A expenses were substantially flat at $2.399 billion.
Restructuring and Other Corporate Matters
As discussed in “Factors Affecting Comparability”, restructuring and other corporate matters costs of $225 million and $237 million were recognized in the years ended September 30, 2018 and 2017, respectively.

Gain on Asset Sale
As discussed in “Factors Affecting Comparability”, the year ended September 30, 2017 includes a $127 million gain on the sale of broadcast spectrum.
Operating Income
Operating income increased $80 million, or 3%, to $2.572 billion in the year ended September 30, 2018, reflecting the operating results discussed above. Excluding the items discussed in “Factors Affecting Comparability”, adjusted operating income increased $51 million to $2.797 billion in the year ended September 30, 2018. Filmed Entertainment adjusted operating results improved $241 million, or 86%, and Media Networks adjusted operating income decreased $172 million, or 5%. Corporate expenses increased $17 million, or 8%, in the year ended September 30, 2018 reflecting increased employee-related costs and fees for professional services.
Income Taxes
The federal statutory tax rate decreased from 35% to a prorated rate of 24.5% for fiscal 2018, resulting from the enactment of the Act and the timing of our fiscal year end. Our effective income tax rate was 13.5% in the year ended September 30, 2018. The net discrete tax benefit of $200 million, taken together with the discrete tax impact of the other factors affecting comparability, reduced the effective income tax rate by 10.2 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 23.7% in 2018, a decline of 6.3 percentage points from 2017, principally related to the enactment of the Act.
Our effective income tax rate was 13.2% in the year ended September 30, 2017. The net discrete tax benefit of $340 million, taken together with the discrete tax impact of the other factors affecting comparability, reduced the effective income tax rate by 16.8 percentage points. Excluding the impact of discrete tax items, our adjusted effective income tax rate was 30.0% in 2017.
Net Earnings from Continuing Operations Attributable to Viacom
Net earnings from continuing operations attributable to Viacom decreased $183 million, or 10%, to $1.688 billion in the year ended September 30, 2018, due to the after-tax impact of gains on asset sales in 2017, partially offset by lapping the 2017 programming charge. Excluding the items discussed in “Factors Affecting Comparability”, adjusted net earnings from continuing operations attributable to Viacom increased $148 million, or 10%, to $1.659 billion in the year ended September 30, 2018, driven by the impact of the Act and the increase in adjusted operating income.

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
Segment Results of Operations
Media Networks

	Year Ended September 30,		Better/(Worse)
(in millions)	2018	2017	$	%
Revenues by Component
Advertising	$4,751	$4,862	$(111)	(2)%
Affiliate	4,802	4,824	(22)	—
Consumer products, recreation and live events	458	410	48	12
Total revenues by component	$10,011	$10,096	$(85)	(1)%
Expenses
Operating	$4,315	$4,232	$(83)	(2)%
Selling, general and administrative	2,399	2,389	(10)	—
Depreciation and amortization	169	175	6	3
Total expenses	$6,883	$6,796	$(87)	(1)%
Adjusted Operating Income	$3,128	$3,300	$(172)	(5)%

Revenues
Worldwide revenues decreased $85 million, or 1%, to $10.011 billion in the year ended September 30, 2018. Domestic revenues decreased $218 million, or 3%, to $7.751 billion, driven by lower advertising and affiliate revenues, partially offset by increased consumer products, recreation and live events revenues. International revenues increased $133 million, or 6%, to $2.260 billion, driven by increases in affiliate and advertising revenues and a 2-percentage point favorable impact from the Telefe acquisition.
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
Affiliate
Worldwide affiliate revenues remained substantially flat at $4.802 billion in the year ended September 30, 2018. Domestic affiliate revenues decreased $116 million, or 3%, to $3,877 million, primarily driven by subscriber declines, which were partially offset by contractual rate increases. Rate increases were negatively impacted by renewal rate resets with certain distributors. International affiliate revenues increased $94 million, or 11%, to $925 million. Excluding a 2-percentage point favorable impact of foreign exchange, international affiliate revenues increased 10%, driven by increased subscription video-on-demand revenues, new channel launches and subscriber growth.
Consumer Products, Recreation and Live Events
Worldwide consumer products, recreation and live events revenues increased $48 million, or 12%, to $458 million in the year ended September 30, 2018. Domestic consumer products, recreation and live events revenues increased $55 million, or 25%, to $278 million, benefiting from SpongeBob SquarePants: The Broadway Musical, as well as higher consumer product revenues. International consumer products, recreation and live events revenues decreased $7 million, or 4%, to $180 million.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Expenses
Media Networks segment expenses increased $87 million, or 1%, to $6.883 billion in the year ended September 30, 2018, driven by higher operating expenses.
Operating
Operating expenses increased $83 million, or 2%, to $4.315 billion in the year ended September 30, 2018. Programming costs were substantially flat at $3.758 billion. Distribution and other expenses increased $81 million, or 17%, driven by costs related to growth initiatives.
Selling, General and Administrative
SG&A expenses were substantially flat at $2.399 billion in the year ended September 30, 2018. SG&A costs included a 3-percentage point benefit of savings from our cost transformation initiatives offset by increased advertising and promotion costs for the launch of the Paramount Network.
Adjusted Operating Income
Adjusted operating income decreased $172 million, or 5%, to $3.128 billion in the year ended September 30, 2018, reflecting the operating results discussed above.
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
Theatrical
Worldwide theatrical revenues decreased $113 million, or 14%, to $695 million in the year ended September 30, 2018, principally reflecting the number and mix of current year releases. Significant 2018 releases included Mission: Impossible - Fallout, A Quiet Place, Daddy’s Home 2, Sherlock Gnomes and Book Club compared with Transformers: The Last Knight, xXx: Return of Xander Cage, Baywatch, Ghost in the Shell, Jack Reacher: Never Go Back and Arrival in 2017. Domestic theatrical revenues increased 8%, reflecting the strong performance of 2018 releases Mission: Impossible - Fallout and A Quiet Place, while international theatrical revenues decreased 27%, due to a difficult comparison against the strong international performance of Transformers: The Last Knight and xXx: Return of Xander Cage in 2017.
Home Entertainment
Worldwide home entertainment revenues decreased $227 million, or 27%, to $622 million in the year ended September 30, 2018, primarily reflecting the number and mix of titles in release. Significant 2018 releases included Daddy’s Home 2 and A Quiet Place compared to Star Trek Beyond, Jack Reacher: Never Go Back and Arrival in 2017. Foreign exchange had a 4-percentage point favorable impact on international home entertainment revenues. Domestic and international home entertainment revenues decreased 33% and 13%, respectively.

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
Ancillary
Ancillary revenues decreased $122 million, or 38%, to $195 million in the year ended September 30, 2018. Revenues in 2017 included the sale of a partial copyright interest in certain films in connection with an agreement then in place. Domestic ancillary revenues decreased 44% and international ancillary revenues decreased 15%.
Expenses
Filmed Entertainment segment expenses decreased $489 million, or 14%, to $3.080 billion in the year ended September 30, 2018, driven by lower operating expenses.
Operating
Operating expenses decreased $511 million, or 16%, to $2.672 billion in the year ended September 30, 2018. Distribution and other costs, principally print and advertising expenses, decreased $633 million, or 40%, primarily driven by the number and mix of theatrical releases in 2017, including Transformers: The Last Knight, and 2017 charge resulting from the termination of a slate financing agreement. Film costs increased $122 million, or 8%, primarily driven by higher costs associated with television product.
Selling, General and Administrative
SG&A expenses increased $27 million, or 8%, to $369 million in the year ended September 30, 2018, primarily driven by higher employee-related costs.
Adjusted Operating Loss
Adjusted operating loss was $39 million in the year ended September 30, 2018, compared with $280 million in 2017, an improvement of $241 million, or 86%, reflecting the operating results discussed above. Operating losses reflect the recognition of print and advertising expenses incurred in the period, generally before and throughout the theatrical release of a film, while revenues for the respective film were recognized as earned through its theatrical exhibition and subsequent distribution windows.
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
We use commercial paper borrowings, backstopped by our credit facility, and the credit facility to fund short-term domestic liquidity needs principally driven by the timing of our domestic operating cash flows. Our cash and cash equivalents totaled $760 million as of September 30, 2019, of which $453 million was held by our foreign subsidiaries. Cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act. We anticipate regularly repatriating cash to the U.S. from earnings of our international subsidiaries generated after December 31, 2017.

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
Cash Flows
Cash and cash equivalents were $760 million as of September 30, 2019, which decreased $797 million compared with September 30, 2018. The following tables include information driving the change in cash and cash equivalents and a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures. Free cash flow is a non-GAAP measure. Management believes the use of this measure provides investors with an important perspective on our liquidity, including our ability to service debt and make investments in our businesses.

Change in cash and cash equivalents (in millions)	Year Ended September 30,			Better/(Worse) $
	2019	2018	2017(a)	2019 vs. 2018	2018 vs. 2017(a)
Net cash provided by operating activities	$1,576	$1,822	$1,705	$(246)	$117
Net cash provided by/(used in) investing activities	(608)	(224)	329	(384)	(553)
Net cash used in financing activities	(1,744)	(1,410)	(1,044)	(334)	(366)
Effect of exchange rate changes on cash and cash equivalents	(21)	(20)	20	(1)	(40)
Net change in cash and cash equivalents	$(797)	$168	$1,010	$(965)	$(842)
Reconciliation of net cash provided by operating activities to free cash flow and operating free cash flow
Net cash provided by operating activities (GAAP)	$1,576	$1,822	$1,705	$(246)	$117
Capital expenditures	(194)	(178)	(195)	(16)	17
Free cash flow (Non-GAAP)	$1,382	$1,644	$1,510	$(262)	$134

(a) On October 1, 2018, we retrospectively adopted ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 impacted Viacom’s Consolidated Statements of Cash Flows by increasing cash flow from operating activities and decreasing cash flow from financing activities by $33 million related to a premium on the extinguishment of debt for the year ended September 30, 2017.
Operating Activities
Cash provided by operating activities was $1.576 billion in 2019, a decrease of $246 million compared with 2018 due to higher tax payments and working capital requirements.
Cash provided by operating activities was $1.822 billion in 2018, an increase of $117 million compared with 2017, primarily reflecting lower income taxes and interest payments, partially offset by an increase in payments associated with film and television production.
Investing Activities
Cash used in investing activities was $608 million in 2019, principally reflecting the acquisition of Pluto Inc., capital expenditures and investment activity.
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
(continued)

Financing Activities
Cash used in financing activities was $1.744 billion in 2019, principally reflecting $1.320 billion of debt repayments and dividend payments of $322 million.
Cash used in financing activities was $1.410 billion in 2018, principally reflecting $1.000 billion of debt repayments and dividend payments of $322 million.
Cash used in financing activities was $1.044 billion in 2017, principally reflecting net payments of $816 million from debt transactions and dividend payments of $319 million, partially offset by stock option exercise proceeds of $172 million.
Capital Resources
Capital Structure and Debt
Our debt outstanding as of September 30, 2019 and 2018 is as follows:

Debt (in millions)	September 30,
	2019	2018
Notes and debentures	$8,725	$10,052
Capital leases and other obligations	13	30
Total debt	$8,738	$10,082

In 2019, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a net pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees included in Other items, net in the Consolidated Statements of Earnings. We also repaid the $220 million aggregate principal amount of our 5.625% Senior Notes.
In 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, net of $14 million of unamortized debt discount and transaction fees included within Other items, net in the Consolidated Statements of Earnings.
Our 5.875% Junior subordinated debentures due February 2057 and 6.250% Junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, collectively the “Junior Subordinated Debentures”, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. The Junior Subordinated Debentures can be called by us at any time after the expiration of the fixed-rate period. The outstanding principal amount of each of the Junior Subordinated Debentures was $650 million as of September 30, 2019.
The subordination, interest deferral option and extended term of the Junior Subordinated Debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody’s.
The interest rate payable on our 2.250% Senior notes due February 2022 and 3.450% Senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investors Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. The outstanding principal amount of our 2.250% Senior notes due February 2022 and 3.450% Senior notes due October 2026 was $50 million and $124 million as of September 30, 2019, respectively.
Our outstanding notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for the majority of the notes and debentures in the event of a change in control under specified circumstances coupled with ratings downgrades due to the change in control, as well as certain optional redemption provisions for our junior debentures. The pending merger with CBS does not constitute a change in control.
At September 30, 2019 and 2018, the total unamortized discount and issuance fees and expenses related to our outstanding notes and debentures was $409 million and $431 million, respectively.
Credit Facility: In February 2019, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 18, 2019 to February

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

11, 2024. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the amended credit facility is LIBOR plus a margin ranging from 1% to 1.625% based on our current public debt rating. The credit facility has one principal financial covenant that requires our total consolidated leverage to be less than 4.50x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualifying acquisition) as of the last day of each fiscal quarter. We met this covenant as of September 30, 2019. Total consolidated leverage is the ratio of our consolidated indebtedness as of the last day of each quarter to the consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. As of September 30, 2019, there were no amounts outstanding under the credit facility.
Commercial Paper: At September 30, 2019 and 2018, there was no commercial paper outstanding. The average commercial paper outstanding for the twelve months ending September 30, 2019 was $285 million, which had a weighted average interest rate of 2.77%.
Stock Repurchase Program: During 2019, 2018 and 2017, we did not repurchase any shares of Class B common stock. There is $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program.
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
(continued)

Contractual Obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. At September 30, 2019, our significant contractual obligations, including payments due for the next five fiscal years and thereafter, were as follows:

Contractual Obligations (in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments (1)	$1,981	$676	$844	$401	$60
Operating leases (2)	1,398	183	316	222	677
Purchase obligations (3)	1,207	525	621	45	16
On-Balance Sheet Arrangements
Capital lease obligations (4)	$15	$8	$6	$—	$1
Debt (5)	9,134	90	1,345	1,924	5,775
Interest payments (6)	8,620	457	865	742	6,556
Other long-term obligations (7)	2,196	1,407	711	78	—

(1)	Programming and talent commitments include $1.449 billion relating to media networks programming and $532 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Represents face value at maturity.

(6)	Interest payments on our junior subordinated debentures subsequent to the expiration of their fixed-rate periods have been included based on their current fixed rates.

(7)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.
The table above does not include payments which may result from our defined benefit pension plans of $599 million, unrecognized tax benefits of $213 million, including interest and penalties, interest payments to be made under our credit facility and for commercial paper outstanding, $241 million of redeemable noncontrolling interest and lease indemnification obligations of approximately $106 million. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.
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
We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. We also enter into forward contracts to hedge future production costs and programming obligations. The change in fair value of non-designated foreign exchange contracts is included in current period earnings as part of Other items, net in the Consolidated Statements of Earnings. We manage the use of foreign exchange derivatives centrally.
At September 30, 2019 and 2018, the notional value of all foreign exchange contracts was $818 million and $642 million, respectively. In 2019, $517 million related to future production costs and $301 million related to our foreign currency balances. In 2018, $345 million related to future production costs and $297 million related to our foreign currency balances.
Interest Rate Risk
A portion of our interest expense is exposed to movements in short-term rates. A 1% change to the weighted average interest rate on commercial paper and credit facility amounts outstanding in 2019 would increase or decrease interest expense by approximately $3 million. Also, interest expense for future long-term debt issues is exposed to movements in long-term rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rate hedges outstanding at September 30, 2019 and 2018.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Viacom has issued notes and debentures that, at September 30, 2019, had an outstanding balance of $8.7 billion and an estimated fair value of $10.1 billion. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the notes and debentures by approximately $800 million and $900 million, respectively.
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
Our critical accounting policies are those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results. Our critical accounting policies include our accounting for revenue recognition, film and television production costs, acquired programming rights, income taxes and goodwill. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies see Note 2 of the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when control of a good or service is transferred to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Significant judgments in the determination of the amount and timing of revenue from contracts with customers include the identification of distinct performance obligations in contracts containing bundled advertising sales and content licenses and the allocation of the consideration among individual performance obligations within these arrangements based on their relative standalone selling prices.
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
Affiliate Revenues: Affiliate revenues from cable television operators, direct-to-home satellite television operators and mobile networks are recognized by the Media Networks segment as the live feeds are provided to the distributor. The performance obligation under such affiliate agreements is a license to our content via the continuous delivery of live linear feeds, and may also include a license to programming for VOD viewing. Both performance obligations are satisfied over the term of the agreement. The majority of our affiliate revenues relate to sales-based royalties for which we receive a contractual rate per subscriber. Revenue for these contracts is recognized when the sale to the end customer occurs, which is generally concurrent with the delivery of the linear feeds based on the number of subscribers the customer has at the time of delivery.
We also license our content through television, SVOD and OTT distributors, syndication and transactional video-on-demand. As discussed further in the Filmed Entertainment Revenues section below, revenue associated with these arrangements is recognized upon a transfer of control, which occurs upon delivery and availability for use by the licensee.

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

Filmed Entertainment Revenues: Revenue from the licensing of film and television exhibition rights, including broadcast and cable television networks, SVOD and other OTT services, is recognized upon a transfer of control, which occurs upon delivery and availability for use by the licensee. Each individual title delivered represents a separate performance obligation. For renewals or extensions of licensing arrangements, revenue related to the renewal or extension is recognized upon the start of the renewal or extension period to the extent the content has been delivered to the customer. SVOD and other OTT arrangements include content made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the titles and episodes based on relative standalone selling prices. Estimation of standalone selling prices requires judgment, which can impact the timing and amount of revenue that we recognize.
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
A 1-percentage point change in our effective income tax rate would result in additional income tax expense of approximately $20 million for the year ended September 30, 2019.
Goodwill
As of September 30, 2019, our reporting units were Media Networks ($10.3 billion of goodwill) and Paramount ($1.6 billion of goodwill). We test goodwill for impairment on August 31 of each year and have elected to perform a qualitative assessment test for our reporting units in 2019. The qualitative test is an evaluation, based on the weight of evidence, of the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, performed in 2017, consideration of macroeconomic conditions and industry and market conditions. Based on our assessments, we concluded that it is not more likely than not that goodwill is impaired. Therefore, performing a quantitative impairment test was not considered necessary.
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
On August 13, 2019, Viacom and CBS entered into the merger agreement, pursuant to which Viacom will merge with and into CBS, with CBS continuing as the surviving company and being renamed ViacomCBS Inc. Concurrently with the execution of the merger agreement, Viacom and CBS entered into a Support Agreement (the “support agreement”) with National Amusements and a wholly-owned subsidiary of National Amusements (together with National Amusements, the “NAI

Management’s Discussion and Analysis
of Results of Operations and Financial Condition
(continued)

parties”). On October 28, 2019, pursuant to the Support Agreement, the NAI parties delivered written consents constituting receipt of stockholder approval for each of Viacom and CBS with respect to the adoption of the merger agreement and related approvals. Also on August 13, 2019, Viacom, CBS, the NAI parties and certain other persons affiliated or associated with National Amusements entered into a governance agreement (the “governance agreement”) regarding ViacomCBS governance matters, such as the composition of the ViacomCBS board of directors, among other matters. See Note 3 to the Consolidated Financial Statements for additional information regarding the proposed merger.
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
Please refer to the immediately preceding section above entitled “Related Parties” for information relating to the merger agreement, support agreement and governance agreement involving Viacom and CBS and Note 3 to the Consolidated Financial Statements for additional information regarding the proposed merger.
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
Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of September 30, 2019, Viacom maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

VIACOM INC.

By:	/S/ ROBERT M. BAKISH
Robert M. Bakish
President, Chief Executive Officer

By:	/S/ WADE DAVIS
Wade Davis
Executive Vice President, Chief Financial Officer

By:	/S/ KATHERINE GILL-CHAREST
Katherine Gill-Charest
Senior Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Viacom Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viacom Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Amortization of Film Inventory

As described in Notes 2 and 6 to the consolidated financial statements, inventories related to film production costs are stated at the lower of amortized cost or fair value and were approximately $1.4 billion as of September 30, 2019. Management uses an individual-film-forecast-computation method to amortize film costs based upon the ratio of current period to estimated remaining total gross revenues (“ultimate revenues”) for each title. As disclosed by management, the estimate of ultimate revenues for feature films includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. Prior to the release of feature films, management estimates ultimate revenues based on the historical performance of similar content and pre-release market research (including test market screenings), and incorporates factors of the content itself, including, but not limited to, the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. Upon a film’s initial release, management updates their estimate of ultimate revenues based on expected future and actual results. Management believes the most sensitive factor affecting the estimate of ultimate revenues for films intended for theatrical release is theatrical exhibition, as revenues from subsequent markets have historically exhibited a high correlation to theatrical performance.

The principal considerations for our determination that performing procedures relating to amortization of film inventory is a critical audit matter are there was significant judgment by management when estimating ultimate revenues, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate management’s estimate of ultimate revenues and the significant assumptions, including the historical performance of similar films and theatrical exhibition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s estimation of ultimate revenues and controls over the significant assumptions used in the ultimate revenues estimate. These procedures also included, among others, testing management’s process for estimating ultimate revenues, including evaluating whether the significant assumptions were reasonable considering information such as historical performance of similar content, market research performed, impact of competing products, marketing budget and strategy, economic conditions, and theatrical exhibition, including actual box office performance. Procedures were also performed to test the reliability, completeness and relevance of management's data used in the estimate of ultimate revenues.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 14, 2019

We have served as the Company’s auditor since 2005.

VIACOM INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended September 30,
(in millions, except per share amounts)	2019	2018	2017
Revenues	$12,838	$12,943	$13,263
Expenses:
Operating	6,838	6,879	7,436
Selling, general and administrative	3,146	3,054	3,002
Depreciation and amortization	215	213	223
Restructuring and other corporate matters	177	225	237
Total expenses	10,376	10,371	10,898
Gain on asset sale	—	—	127
Operating income	2,462	2,572	2,492
Interest expense, net	(489)	(560)	(618)
Equity in net earnings of investee companies	10	9	81
Gain on sale of EPIX	—	—	285
Other items, net	24	(24)	(28)
Earnings from continuing operations before provision for income taxes	2,007	1,997	2,212
Provision for income taxes	(445)	(269)	(293)
Net earnings from continuing operations	1,562	1,728	1,919
Discontinued operations, net of tax	26	31	3
Net earnings (Viacom and noncontrolling interests)	1,588	1,759	1,922
Net earnings attributable to noncontrolling interests	(40)	(40)	(48)
Net earnings attributable to Viacom	$1,548	$1,719	$1,874
Amounts attributable to Viacom:
Net earnings from continuing operations	$1,522	$1,688	$1,871
Discontinued operations, net of tax	26	31	3
Net earnings attributable to Viacom	$1,548	$1,719	$1,874
Basic earnings per share attributable to Viacom:
Continuing operations	$3.77	$4.19	$4.68
Discontinued operations	0.07	0.08	0.01
Net earnings	$3.84	$4.27	$4.69
Diluted earnings per share attributable to Viacom:
Continuing operations	$3.77	$4.19	$4.67
Discontinued operations	0.06	0.08	0.01
Net earnings	$3.83	$4.27	$4.68
Weighted average number of common shares outstanding:
Basic	403.4	402.7	399.9
Diluted	403.8	403.0	400.6

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in millions)	2019	2018	2017
Net earnings (Viacom and noncontrolling interests)	$1,588	$1,759	$1,922
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(108)	(166)	29
Defined benefit pension plans	(178)	40	37
Cash flow hedges	3	(1)	7
Available-for-sale securities	—	48	—
Other comprehensive income/(loss) (Viacom and noncontrolling interests)	(283)	(79)	73
Comprehensive income	1,305	1,680	1,995
Less: Comprehensive income attributable to noncontrolling interests	39	37	47
Comprehensive income attributable to Viacom	$1,266	$1,643	$1,948

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in millions, except par value)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$760	$1,557
Receivables, net	3,299	3,141
Inventory, net	775	896
Prepaid and other assets	460	482
Total current assets	5,294	6,076
Property and equipment, net	922	919
Inventory, net	4,023	3,848
Goodwill	11,857	11,609
Intangibles, net	354	313
Other assets	1,221	1,018
Total assets	$23,671	$23,783

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$482	$433
Accrued expenses	927	848
Participants' share and residuals	740	719
Program obligations	667	662
Deferred revenue	438	398
Current portion of debt	98	567
Other liabilities	472	427
Total current liabilities	3,824	4,054
Noncurrent portion of debt	8,640	9,515
Participants' share and residuals	492	523
Program obligations	297	498
Deferred tax liabilities, net	265	296
Other liabilities	1,392	1,186
Redeemable noncontrolling interest	241	246
Commitments and contingencies (Note 11)
Viacom stockholders' equity:
Class A common stock, par value $0.001, 375.0 authorized; 49.4 and 49.4 outstanding, respectively	—	—
Class B common stock, par value $0.001, 5,000.0 authorized; 354.3 and 353.7 outstanding, respectively	—	—
Additional paid-in capital	10,181	10,145
Treasury stock, 392.5 and 393.1 common shares held in treasury, respectively	(20,541)	(20,562)
Retained earnings	19,887	18,561
Accumulated other comprehensive loss	(1,073)	(737)
Total Viacom stockholders' equity	8,454	7,407
Noncontrolling interests	66	58
Total equity	8,520	7,465
Total liabilities and equity	$23,671	$23,783

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in millions)	2019	2018	2017
OPERATING ACTIVITIES
Net earnings (Viacom and noncontrolling interests)	$1,588	$1,759	$1,922
Discontinued operations, net of tax	(26)	(31)	(3)
Net earnings from continuing operations	1,562	1,728	1,919
Reconciling items:
Depreciation and amortization	215	213	223
Feature film and program amortization	4,539	4,785	4,739
Equity-based compensation	64	57	68
Gain on marketable securities	(32)	—	—
Gain on asset sales	—	(16)	(412)
Deferred income taxes	40	(45)	(174)
Operating assets and liabilities, net of acquisitions:
Receivables	(196)	(250)	(132)
Production and programming	(4,664)	(4,606)	(4,412)
Accounts payable and other current liabilities	120	(45)	(207)
Other, net	(72)	1	93
Net cash provided by operating activities	1,576	1,822	1,705

INVESTING ACTIVITIES
Acquisitions and investments, net	(424)	(112)	(378)
Capital expenditures	(194)	(178)	(195)
Proceeds received from asset sales	5	57	848
Grantor trust proceeds	5	9	54
Net cash provided by/(used in) investing activities	(608)	(224)	329

FINANCING ACTIVITIES
Borrowings	—	—	2,569
Debt repayments	(1,320)	(1,000)	(3,352)
Dividends paid	(322)	(322)	(319)
Exercise of stock options	—	2	172
Other, net	(102)	(90)	(114)
Net cash used in financing activities	(1,744)	(1,410)	(1,044)
Effect of exchange rate changes on cash and cash equivalents	(21)	(20)	20
Net change in cash and cash equivalents	(797)	168	1,010
Cash and cash equivalents at beginning of period	1,557	1,389	379
Cash and cash equivalents at end of period	$760	$1,557	$1,389

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock (shares)	Common Stock/ Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Viacom Stockholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2016	397.0	$10,139	$(20,798)	$15,628	$(692)	$4,277	$53	$4,330
Net earnings	—	—	—	1,874	—	1,874	48	1,922
Other comprehensive income/(loss), net of income tax expense of $27	—	—	—	—	74	74	(1)	73
Noncontrolling interests	—	—	—	(57)	—	(57)	(16)	(73)
Dividends declared ($0.80 per share for both Class A and Class B)	—	—	—	(321)	—	(321)	—	(321)
Equity-based compensation and other	5.4	(20)	208	—	—	188	—	188
September 30, 2017	402.4	10,119	(20,590)	17,124	(618)	6,035	84	6,119
Net earnings	—	—	—	1,719	—	1,719	40	1,759
Other comprehensive loss, net of income tax expense of $77	—	—	—	—	(76)	(76)	(3)	(79)
Noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Dividends declared ($0.80 per share for both Class A and Class B)	—	—	—	(325)	—	(325)	—	(325)
Equity-based compensation and other(1)	0.7	26	28	43	(43)	54	—	54
September 30, 2018	403.1	10,145	(20,562)	18,561	(737)	7,407	58	7,465
Adoption of New Accounting Pronouncements(2)	—	—	—	113	(54)	59	—	59
Adjusted beginning balance, October 1, 2018	403.1	10,145	(20,562)	18,674	(791)	7,466	58	7,524
Net earnings	—	—	—	1,548	—	1,548	40	1,588
Other comprehensive loss, net of income tax benefit of $54	—	—	—	—	(282)	(282)	(1)	(283)
Noncontrolling interests	—	—	—	(7)	—	(7)	(31)	(38)
Dividends declared ($0.80 per share for both Class A and Class B)	—	—	—	(326)	—	(326)	—	(326)
Equity-based compensation and other	0.6	36	21	(2)	—	55	—	55
September 30, 2019	403.7	$10,181	$(20,541)	$19,887	$(1,073)	$8,454	$66	$8,520

(1) During 2018, we adopted Accounting Standards Update (“ASU”) 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”) which allowed for a $43 million reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings.
(2) Represents the adoption of Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 of the Consolidated Financial Statements for details.

See accompanying notes to Consolidated Financial Statements

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
Description of Business
Viacom creates entertainment experiences that drive conversation and culture around the world. Through television, film, direct-to-consumer streaming, digital media, live events, merchandise and solutions, our brands connect with diverse, young and young at heart audiences in more than 180 countries. Viacom operates through two reportable segments: Media Networks and Filmed Entertainment. The Media Networks segment provides entertainment content, services and related branded products for consumers in targeted demographics attractive to advertisers, content distributors and retailers. The Filmed Entertainment segment develops, produces, finances, acquires and distributes films, television programming and other entertainment content in various markets and media worldwide through its Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television divisions. It partners on various projects with key Viacom brands, including Nickelodeon Movies, MTV Films, and BET Films. References in this document to “Viacom,” “Company,” “we,” “us” and “our” mean Viacom Inc. and our consolidated subsidiaries, unless the context requires otherwise.
The consolidated financial statements present the Company’s financial results for the years ended September 30, 2019 (“2019”), September 30, 2018 (“2018”) and September 30, 2017 (“2017”).
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
The following tables present the amount each applicable financial statement line item on our Consolidated Statement of Earnings and Consolidated Balance Sheet would have increased/(decreased) if renewals and extensions of existing licensing agreements for intellectual property were recognized under previous accounting guidance:

Consolidated Statement of Earnings Impact (in millions, except per share amounts)	Year Ended September 30, 2019
Revenues	$(90)
Operating expenses	(51)
Operating income	(39)
Provision for income taxes	(9)
Net earnings from continuing operations	$(30)
Net earnings (Viacom and noncontrolling interests)	$(30)
Net earnings attributable to Viacom	$(30)
Basic EPS from continuing operations	$(0.07)
Diluted EPS from continuing operations	$(0.07)

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Consolidated Balance Sheet Impact (in millions)	September 30, 2019
ASSETS
Receivables, net	$(18)
Inventory, net	(8)
Prepaid and other assets	(1)
Other assets	103
LIABILITIES AND EQUITY
Accrued expenses	$1
Participants’ share and residuals (current)	6
Other liabilities (current)	(39)
Participants’ share and residuals (noncurrent)	43
Other liabilities (noncurrent)	(11)
Retained earnings	76

In addition, the adoption of ASC 606 resulted in a classification change on the Consolidated Balance Sheet in which reserves related to sales returns and allowances were reclassified to Other Liabilities - current. Such amount, which was $56 million as of September 30, 2019, was previously presented as a reduction to Receivables, net.
Income Taxes
On October 1, 2018, we adopted ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under previous GAAP in which the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. Under the modified retrospective method, we recorded a net cumulative adjustment of $165 million to increase the opening retained earnings balance for our 2019 fiscal year, principally related to deferred tax assets that will be amortized over the next 12 to 15 years.
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
Statement of Cash Flows
On October 1, 2018, we adopted ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard impacts our Consolidated Statements of Cash Flows by increasing cash flow from operating activities and decreasing cash flow from financing activities in periods when debt prepayment or debt extinguishment costs are paid. We adopted the standard retrospectively, which resulted in $33 million reclassified from Net cash provided by operating activities to Net cash used in financing activities in 2017.
Pension Benefits
On October 1, 2018, we adopted ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component of net periodic cost to be presented in the income statement with other current compensation costs for related employees. The other components of net periodic cost are required to be presented in the income statement outside of operating income. We adopted the standard retrospectively, which resulted in $2 million and $3 million of other components of net periodic costs in 2018 and 2017, respectively, reclassified from Selling, general and administrative to Other items, net in the Consolidated Statements of

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Earnings. As a practical expedient, we used amounts previously disclosed in the prior comparative period’s interim consolidated financial statements as the adjustments that were applied retrospectively.
Accounting Pronouncements Not Yet Adopted
Films Costs and License Agreements
In March 2019, the FASB issued ASU 2019-02 - Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The guidance also requires that an entity test a film or license agreement for program material for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. Further, the guidance requires that an entity reassess estimates of the use of a film in a film group and account for changes, if any, prospectively. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements.
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
Leases
In February 2016, the FASB issued ASU 2016-02 - Leases. Subsequent ASUs have also been issued that amend and/or clarify the application of ASU 2016-02. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for most leases. For income statement purposes, leases will be classified as either operating or finance, generally resulting in straight-line expense recognition for operating leases (similar to current operating leases) and accelerated expense recognition for financing leases (similar to current capital leases). The guidance will be effective for the first interim period of our 2020 fiscal year. We will apply the modified retrospective method of adoption as of October 1, 2019 and are in the process of finalizing the impact of this guidance; however, since we have a significant amount of minimum lease commitments (See Note 11), it is expected that the impact of recognizing right-of-use assets and lease liabilities will be material to the Consolidated Balance Sheet. The adoption is not expected to have a material impact on the Consolidated Statement of Earnings.
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
We also license our content through television, subscription video-on-demand (“SVOD”) and over-the-top (“OTT”) distributors, syndication and transactional video-on-demand. As discussed further in the Filmed Entertainment Revenues section below, revenue associated with these arrangements is recognized upon a transfer of control, which occurs upon delivery and availability for use by the licensee.
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
Revenue from the licensing of film and television exhibition rights, including broadcast and cable television networks, SVOD and other OTT services, is recognized upon a transfer of control, which occurs upon delivery and availability for use by the licensee. Each individual title delivered represents a separate performance obligation. For renewals or extensions of licensing arrangements, revenue related to the renewal or extension is recognized upon the start of the renewal or extension period to the extent the content has been delivered to the customer. SVOD and other OTT arrangements include content made available to distributors on one or more dates for a fixed fee. Consideration for such arrangements is allocated among the titles and episodes based on relative standalone selling prices. Estimation of standalone selling prices requires judgment, which can impact the timing and amount of revenue that we recognize.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Revenue Allowances: We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives (“estimated returns”). In determining estimated returns, we consider numerous sources of qualitative and quantitative evidence including forecasted sales data, customers’ rights of return, units shipped and units remaining at retail, historical return rates for similar product, current economic trends, competitive environment, promotions and sales strategies. Reserves for sales returns and allowances are recorded as a liability in the Consolidated Balance Sheet. Our reserve for sales returns and allowances was $56 million and $64 million at September 30, 2019 and 2018, respectively. Subsequent to the adoption of ASC 606, the reserve for sales returns and allowances is presented in Other Liabilities - current, and prior to the adoption it was presented as a reduction to Receivables, net. Reserves for accounts receivable are based on amounts estimated to be uncollectible and are recorded as a contra-receivable. Our allowance for doubtful accounts was $47 million and $45 million at September 30, 2019 and 2018, respectively.
Gross versus Net Revenue: We earn and recognize revenues under certain third-party distribution and outsourced advertising sales agreements. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of which party controls the good or service being transferred to the customer.
Advertising Expense
We expense advertising costs as they are incurred. We incurred total advertising expenses of $1.118 billion in 2019, $917 million in 2018 and $1.335 billion in 2017.
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
We have elected to account for the effects of global intangible low tax income as a component of income tax expense in the period the tax arises.
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
Comprehensive Income
Comprehensive income includes net earnings, foreign currency translation adjustments, amortization of amounts related to defined benefit plans and unrealized gains and losses on certain derivative financial instruments. Prior to the adoption of ASU 2016-01 comprehensive income also included unrealized gains and losses on publicly traded investments in equity securities.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Investments
Investments in which we have a significant influence, but not a controlling interest, are accounted for using the equity method. Other equity investments are carried at fair value, where readily determinable values exist. For equity investments without readily determinable fair values, we have elected to apply the measurement alternative and account for the equity investments initially at cost with subsequent adjustments for changes in observable prices less impairment. Gains and losses resulting from the changes in fair value of equity investments are recorded in the Consolidated Statements of Earnings. Prior to the adoption of ASU 2016-01, we recorded the unrealized gains and losses on publicly traded equity investments in other comprehensive income, and accounted for all other equity investments, not accounted for under the equity method, at cost. We monitor our investments for impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in Other assets – noncurrent in the Consolidated Balance Sheets.
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
Certain assets are measured and recorded at fair value on a non-recurring basis. Film and television production costs, goodwill, intangible assets, and equity method investments are recorded at fair value only if an impairment charge is recognized. Impairment charges, if applicable, are determined using discounted cash flows, which is a Level 3 valuation technique.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
NOTE 3. CBS MERGER AGREEMENT
On August 13, 2019, Viacom entered into an Agreement and Plan of Merger with CBS Corporation, (“CBS”) (as it may be further amended or supplemented from time to time, the “merger agreement”), pursuant to which Viacom will merge with and into CBS (the “merger”), with CBS continuing as the surviving company and being renamed ViacomCBS Inc. (“ViacomCBS”).
ViacomCBS will be a leading global, multiplatform, premium content powerhouse, with the assets, capabilities and scale to be one of the most important content producers and providers in the world and an indispensable player in the global media ecosystem. Through its premium content scale, broadcast and cable leadership positions in markets across the U.S., Europe, Latin America and Asia, global production capabilities, major Hollywood film studio, portfolio of streaming products, and industry-leading advertising and marketing solutions, ViacomCBS will be positioned to serve consumers, the creative community, commercial partners and employees, while creating long-term value for shareholders. The strength and scale of ViacomCBS’ assets will enable it to pursue a growth strategy driven by one agenda - to maximize the value of the content it creates, whether for its own platforms or for others.
As a result of the merger, at the effective time of the merger (the “effective time”), (1) each share of Viacom Class A common stock issued and outstanding immediately prior to the effective time, other than shares held directly by Viacom as treasury shares or held by CBS, will be converted automatically into 0.59625 shares of ViacomCBS Class A common stock and (2) each share of Viacom Class B common stock issued and outstanding immediately prior to the effective time, other than shares held directly by Viacom as treasury shares or held by CBS, will be converted automatically into 0.59625 shares of ViacomCBS Class B common stock.
The completion of the merger remains subject to customary closing conditions and is expected to close by early December 2019.
NOTE 4. ACQUISITIONS AND INVESTMENTS
Pluto TV Acquisition
On March 1, 2019, we acquired Pluto Inc., the provider of the leading free streaming television service Pluto TV in the U.S., for $324 million, net of cash acquired. The purchase price excludes $18 million of post-combination expenses that are subject to continuous employment and will be recognized over the required service period in the Consolidated Statements of Earnings within Selling, general and administrative expenses. Pluto TV expands our presence across next-generation distribution platforms and accelerates the growth of our advanced marketing solutions business. Pluto TV is available across mobile devices, desktops, streaming players and game consoles and is integrated across a growing number of Smart TVs and other video and broadband platforms.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes our allocation of the purchase price as of the acquisition date for Pluto TV.

Purchase Price Allocation (in millions)

Receivables	$31
Prepaid and other assets	3
Goodwill	277
Intangible assets	41
Other assets, noncurrent	8
Assets acquired	360
Accounts payable	27
Accrued expenses	4
Other liabilities	5
Liabilities assumed	36
$324

The goodwill, which is not deductible for tax purposes, reflects the Company-specific synergies arising from the acquisition and is included in the Media Networks segment. Intangible assets consist of distribution relationships, developed technology and trade names with useful lives of 5 years.
The operating results of Pluto TV from the date of acquisition through September 30, 2019 were not material.
Other Acquisitions
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
Investments
Our investments as of September 30, 2019 and 2018 were $496 million and $410 million, respectively, which comprise of marketable securities, non-marketable equity investments and equity-method investments which are included within Other assets, noncurrent on our Consolidated Balance Sheets.
The fair value of our marketable securities was $112 million and $80 million as of September 30, 2019 and 2018, respectively, as determined utilizing a market approach based on quoted market prices in active markets at period end (Level 1 in the fair value hierarchy). During the year ended September 30, 2019, the unrealized gain on marketable securities of $32 million was included in Other items, net in the Consolidated Statement of Earnings.
The carrying value of non-marketable equity investments was $139 million as of September 30, 2019. During the years ended September 30, 2018 and 2017, we recognized impairment losses of $46 million and $10 million, respectively, to write off certain cost method investments. The impairments were included in Other Items, net in the Consolidated Statements of Earnings.
As of September 30, 2019 and 2018, our equity-method investments were $245 million and $241 million, respectively. In 2018, we completed a sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million. The gain on asset sale was included in Other items, net in the Consolidated Statements of Earnings.
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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Our Consolidated Balance Sheets include amounts related to consolidated VIEs totaling $106 million in assets and $9 million in liabilities as of September 30, 2019, and $72 million in assets and $5 million in liabilities as of September 30, 2018. In 2017, a consolidated VIE completed the sale of broadcast spectrum in connection with the FCC’s broadcast spectrum auction. The sale resulted in proceeds of $147 million, a portion of which was used to repay outstanding debt, and a pre-tax gain of $127 million, with $11 million attributable to the noncontrolling interest. Other than the sale of broadcast spectrum, the consolidated VIEs’ revenues, expenses and operating income were not significant for all periods presented.
NOTE 5. PROPERTY AND EQUIPMENT

Property and Equipment, net (in millions)	September 30,		Estimated Life (in years)
	2019	2018
Land	$251	$251	—
Buildings	484	468	up to 40
Capital leases	136	193	up to 15
Equipment and other	2,200	2,101	up to 20
Property and equipment	3,071	3,013
Accumulated depreciation	(2,149)	(2,094)
Property and equipment, net	$922	$919

Depreciation expense, including assets under capital leases, was $175 million in 2019, $182 million in 2018, and $194 million in 2017. Depreciation expense related to capital leases was $13 million in 2019, $15 million in 2018 and $16 million in 2017. Accumulated depreciation of capital leases was $128 million and $172 million at September 30, 2019 and 2018, respectively.
NOTE 6. INVENTORY

Inventory (in millions)	September 30,
	2019	2018
Film inventory:
Released, net of amortization	$409	$454
Completed, not yet released	94	11
In process and other	861	713
	1,364	1,178
Television production:
Released, net of amortization	56	6
In process and other	185	201
	241	207
Original programming:
Released, net of amortization	1,120	1,124
In process and other	893	757
	2,013	1,881
Acquired program rights, net of amortization	1,119	1,411
Home entertainment inventory	61	67
Total inventory, net	4,798	4,744
Less current portion	775	896
Noncurrent portion	$4,023	$3,848

We expect to amortize approximately $1.4 billion of film inventory, television production and original programming, including released and completed, not yet released, during the fiscal year ending September 30, 2020 using the individual-film-forecast-computation method. In addition, we expect to amortize 87% of unamortized released film and television costs, excluding acquired film libraries, at September 30, 2019, within the next three years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In the year ended September 30, 2019, we recognized $77 million of programming charges associated with continuing initiatives primarily related to management changes and reorganization at Media Networks. The programming charges resulted from decisions by management newly in place, as part of our 2018 restructuring activities, to cease the use of certain programming. In the year ended September 30, 2017, we recognized programming charges of $144 million associated with management’s decision to cease use of certain original and acquired programming. The programming charges were included within Operating expenses in the Consolidated Statements of Earnings.
NOTE 7. GOODWILL AND INTANGIBLES
Goodwill
The following table details the change in goodwill by segment for 2019 and 2018:

Goodwill (in millions)	Media Networks	Filmed Entertainment	Total
Balance at September 30, 2017	$10,072	$1,593	$11,665
Acquisitions	56	—	56
Foreign currency translation	(112)	—	(112)
Balance at September 30, 2018	10,016	1,593	11,609
Acquisitions	286	—	286
Foreign currency translation	(38)	—	(38)
Balance at September 30, 2019	$10,264	$1,593	$11,857

Intangibles
The following table details our intangible asset balances by major asset classes:

Intangibles (in millions)	September 30,
	2019	2018
Finite-lived intangible assets:
Trade names	$203	$194
Licenses	148	149
Subscriber agreements	56	55
Other intangible assets	249	185
	656	583
Accumulated amortization on finite-lived intangible assets:
Trade names	(99)	(87)
Licenses	(34)	(28)
Subscriber agreements	(53)	(51)
Other intangible assets	(150)	(138)
	(336)	(304)
Finite-lived intangible assets, net	320	279
Indefinite-lived intangible assets	34	34
Total intangibles, net	$354	$313

Amortization expense relating to intangible assets was $40 million for 2019, $31 million for 2018 and $29 million for 2017. We expect our aggregate annual amortization expense for existing intangible assets subject to amortization at September 30, 2019 to be as follows for each of the next five fiscal years:

Amortization of Intangibles (in millions)	2020	2021	2022	2023	2024
Amortization expense	$43	$35	$33	$30	$28

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 8. DEBT
Our total debt consists of the following:

Debt (in millions)	September 30,
	2019	2018
Senior Notes and Debentures:
Senior notes due September 2019, 5.625%	$—	$550
Senior notes due December 2019, 2.750%	90	252
Senior notes due March 2021, 4.500%	498	497
Senior notes due December 2021, 3.875%	597	596
Senior notes due February 2022, 2.250%	49	102
Senior notes due June 2022, 3.125%	194	194
Senior notes due March 2023, 3.250%	181	181
Senior notes due September 2023, 4.250%	1,241	1,239
Senior notes due April 2024, 3.875%	489	488
Senior notes due October 2026, 3.450%	123	474
Senior debentures due December 2034, 4.850%	86	281
Senior debentures due April 2036, 6.875%	1,069	1,068
Senior debentures due October 2037, 6.750%	75	75
Senior debentures due February 2042, 4.500%	45	62
Senior debentures due March 2043, 4.375%	1,108	1,102
Senior debentures due June 2043, 4.875%	18	32
Senior debentures due September 2043, 5.850%	1,231	1,230
Senior debentures due April 2044, 5.250%	345	345
Junior Debentures:
Junior subordinated debentures due February 2057, 5.875%	643	642
Junior subordinated debentures due February 2057, 6.250%	643	642
Capital lease and other obligations	13	30
Total debt	8,738	10,082
Less current portion	98	567
Noncurrent portion	$8,640	$9,515

The amounts classified in the current portion of debt include the portion of capital leases payable in the next twelve months.
Notes and Debentures
In 2019, we redeemed $1.128 billion of senior notes and debentures for a redemption price of $1.100 billion. As a result, we recognized a net pre-tax extinguishment gain of $18 million, net of $10 million of unamortized debt costs and transaction fees, included in Other items, net in the Consolidated Statements of Earnings. We also repaid the $220 million aggregate principal amount of our 5.625% Senior Notes.
In 2018, we redeemed $1.039 billion of senior notes and debentures for a redemption price of $1.000 billion. As a result, we recognized a net pre-tax extinguishment gain of $25 million, net of $14 million of unamortized debt discount and transaction fees included within Other items, net in the Consolidated Statements of Earnings.
In 2017, we redeemed $3.331 billion of senior notes and debentures for a redemption price of $3.333 billion. As a result, we recognized a net pre-tax extinguishment loss of $20 million included within Other items, net in the Consolidated Statements of Earnings, which included $18 million of unamortized debt discount and issuance fees.
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
Our outstanding notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for the majority of the notes and debentures in the event of a change in control under specified circumstances coupled with ratings downgrades due to the change in control, as well as certain optional redemption provisions for our junior debentures. The pending merger with CBS does not constitute a change in control.
At September 30, 2019 and 2018, the total unamortized discount and issuance fees and expenses related to our outstanding notes and debentures was $409 million and $431 million, respectively.
The fair value of our notes and debentures was approximately $10.1 billion and $10.5 billion as of September 30, 2019 and 2018, respectively. The valuation of our publicly traded debt is based on quoted prices in active markets (Level 1 in the fair value hierarchy).
Credit Facility
In February 2019, we amended our revolving credit agreement, originally dated as of October 8, 2010, to, among other things, extend the maturity date of the $2.5 billion revolving credit facility from November 18, 2019 to February 11, 2024. The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. The borrowing rate under the amended credit facility is LIBOR plus a margin ranging from 1% to 1.625% based on our current public debt rating. The credit facility has one principal financial covenant that requires our total consolidated leverage to be less than 4.50x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualifying acquisition) as of the last day of each fiscal quarter. We met this covenant as of September 30, 2019. Total consolidated leverage is the ratio of our consolidated indebtedness as of the last day of each quarter to the consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. As of September 30, 2019, there were no amounts outstanding under the credit facility.
Commercial Paper
At September 30, 2019 and 2018, there was no commercial paper outstanding.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Our defined benefit pension plans principally consist of both funded and unfunded noncontributory plans, which are currently frozen to future benefit accruals. The funded plan provides a defined benefit based on a percentage of eligible compensation for periods of service.
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans utilizing a measurement date as of September 30, 2019 and 2018, respectively:

Change in Benefit Obligation (in millions)	Year Ended September 30,
	2019	2018
Benefit obligation, beginning of period	$945	$999
Interest cost	38	35
Actuarial loss/(gain)	189	(47)
Benefits paid	(44)	(42)
Benefit obligation, end of period	$1,128	$945

Change in Plan Assets (in millions)	Year Ended September 30,
	2019	2018
Fair value of plan assets, beginning of period	$543	$544
Actual return on plan assets	10	29
Employer contributions	20	12
Benefits paid	(44)	(42)
Fair value of plan assets, end of period	$529	$543

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Funded status (in millions)	September 30,
	2019	2018
Funded status	$(599)	$(402)

Substantially all of the unfunded amounts are included within Other liabilities – noncurrent in the Consolidated Balance Sheets as of September 30, 2019 and 2018.
Accumulated Benefit Obligation
The accumulated benefit obligation includes no assumption about future compensation levels since our plans are frozen. Included in the change in benefit obligation tables above are the following funded and unfunded plans with an accumulated benefit obligation equal to or in excess of plan assets at the end of the fiscal year.

	Funded Plans		Unfunded Plans		Total Plans
Accumulated Benefit Obligation (in millions)	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Accumulated benefit obligation	$771	$637	$357	$308	$1,128	$945
Fair value of plan assets	529	543	—	—	529	543
Funded status	(242)	(94)	(357)	(308)	(599)	(402)

Net Periodic Benefit Costs
Net periodic benefit cost is presented in the Consolidated Statements of Earnings within Other items, net. Our net periodic benefit cost under Viacom’s pension plans consists of the following:

Net Periodic Benefit Costs (in millions)	Year Ended September 30,
	2019	2018	2017
Interest cost	$38	$35	$33
Expected return on plan assets	(40)	(40)	(37)
Recognized actuarial loss	6	7	7
Net periodic benefit costs	$4	$2	$3

The items reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets and not yet recognized as a component of net periodic benefit cost are:

Unrecognized Benefit Cost (in millions)	September 30,
	2019	2018
Unrecognized actuarial loss	$494	$281

Unrecognized actuarial loss of $12 million is expected to be recognized as a component of net periodic benefit cost during the fiscal year ended September 30, 2020.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The amounts recognized in other comprehensive income are:

Other Comprehensive Income (in millions)	Year Ended September 30,
	2019	2018	2017
Net actuarial loss/(gain)	$219	$(36)	$(32)
Recognized actuarial loss	(6)	(7)	(7)
Total pre-tax loss/(gain)	$213	$(43)	$(39)

	Year Ended September 30,
Key Assumptions	2019	2018
Weighted-average assumptions - benefit obligations
Discount rate	3.26%	4.38%

Weighted-average assumptions - net periodic costs
Discount rate	4.15%	3.54%
Expected long-term return on plan assets	7.50%	7.50%

Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the estimated rate at which the pension benefit obligations could effectively be settled. We used investment grade corporate bond yields to support our discount rate assumption. Interest cost is measured by applying the specific spot rates along the yield curve to the corresponding cash flows. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. The estimated impact of a 25 basis point change in the discount rate would change the accumulated benefit obligation by approximately $46 million. The impact of a 25 basis point change in the expected rate of return on plan assets would change net periodic benefit cost by approximately $1 million.
Investment Policies and Strategies
The strategy of the Investments Committee (the “Committee”) is to manage the assets held in the funded pension plan in a prudent manner with a goal of preserving principal while providing reasonable risk appropriate returns. The investment policy adopted by the Committee establishes target asset allocations based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Committee retains an independent investment advisor to monitor compliance with the investment policy and it is the Committee’s practice to regularly review the asset allocations with this advisor and rebalance as necessary to maintain compliance with the plan’s investment policies. The current ranges of target asset allocations under our investment policy are 70-90% return seeking, 10-30% liability hedging and 0-10% in cash and equivalents.
In addition to monitoring compliance with the investment policy and providing guidance on recommended changes to the portfolio allocation strategy, the investment advisor is authorized to select funds and managers where the Committee does not make such selection. Investments will be diversified within asset classes with the intent to minimize the risk of large losses to the plan.

The percentage of asset allocation of our funded pension plan at September 30, 2019, by asset category was as follows:

September 30,
Asset Allocation of Funded Pension Plan	2019
Return seeking	71%
Liability hedging	22
Cash and cash equivalents	7
Total	100%

Viacom Class B common stock represents approximately 1% and 2% of the fair value of plan assets at September 30, 2019 and 2018, respectively.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value as of September 30, 2019 and 2018. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2018 to 2019. The funded pension plan has no investments classified within Level 3 of the valuation hierarchy.

	Total		Level 1		Level 2
Fair Value of Plan Assets (in millions)	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Cash and Cash Equivalents (1)	$36	$5	$—	$—	$36	$5
Return Seeking
Equity Securities:
Viacom Class B Common Stock	6	9	6	9	—	—
Core Fixed Income
U.S. treasury securities	—	15	—	—	—	15
Municipal & government issued bonds	—	1	—	—	—	1
Corporate bonds (2)	—	44	—	—	—	44
Mortgage-backed & asset-backed securities	—	47	—	—	—	47
Fair value of plan assets in the fair value hierarchy	42	121	6	9	36	112
Investments measured at net asset value(3) (4)
Return Seeking
Diversified equity and credit funds	327	—
Equity securities - world funds	—	318
Equity securities - emerging markets	—	27
Debt securities - emerging markets	—	19
Debt securities - multi-strategy	45	58
Liability Hedging
Treasury US rate funds (TURF)	115	—

Total fair value of plan assets	$529	$543

(1) Assets categorized as Level 2 reflect investments in money market funds.
(2) Securities of diverse industries, substantially all investment grade.
(3) Reflects investments in common/collective trust funds and limited partnerships.
(4) In accordance with the accounting guidance, certain investments that are measured at fair value using net asset value per share practical expedient have not been classified in the fair value hierarchy.
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
Future Benefit Payments
The estimated future benefit payments for the next ten fiscal years are as follows:

Future Benefit Payments (in millions)
	2020	2021	2022	2023	2024	2025-2029
Pension benefits	$45	$47	$49	$53	$55	$311

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

through certain trusts funded by Viacom or by our own funds. The amounts related to these plans were not material for all periods presented.
401(k) Plans
Viacom has defined contribution (401(k)) plans for the benefit of substantially all our employees meeting certain eligibility requirements. Our costs recognized for such plans were $48 million in 2019, $52 million in 2018 and $53 million in 2017.
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
While no multiemployer pension plan that we contributed to is considered individually significant to us, we were listed on one Form 5500 as providing more than 5% of total contributions to the plan based on current information available. The most recent filed zone status (which denotes the financial health of a plan) under the Pension Protection Act of 2006 for this plan is green, indicating that the plan is at least 80% funded. Total contributions that we made to multiemployer pension plans were $62 million in 2019, $61 million in 2018 and $49 million in 2017.
We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions that we made to these non-pension multiemployer benefit plans were $86 million in 2019, $69 million in 2018 and $57 million in 2017.
NOTE 10. REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as Redeemable noncontrolling interest in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the fiscal years 2019, 2018 and 2017 is presented below.

Redeemable Noncontrolling Interest (in millions)	Year Ended September 30,
	2019	2018	2017
Beginning balance	$246	$248	$211
Net earnings	17	20	17
Distributions	(16)	(16)	(16)
Translation adjustment	(13)	(6)	7
Redemption value adjustment	7	—	29
Ending balance	$241	$246	$248

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments under contractual obligations result from our normal course of business and represent obligations that may be payable over several years.
The following table summarizes the Company’s significant commitments and expected payments by fiscal year as of September 30, 2019:

Contractual Obligations (in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments (1)	$1,981	$676	$462	$382	$261	$140	$60
Operating leases (2)	1,398	183	168	148	115	107	677
Purchase obligations (3)	1,207	525	403	218	27	18	16
On-Balance Sheet Arrangements
Capital lease obligations (4)	$15	$8	$6	$—	$—	$—	$1
Debt (5)	9,134	90	500	845	1,432	492	5,775
Interest payments (6)	8,620	457	444	421	399	343	6,556
Other long-term obligations (7)	2,196	1,407	511	200	62	16	—

(1)	Programming and talent commitments include $1.449 billion relating to media networks programming and $532 million for talent contracts.

(2)	Operating leases include long-term non-cancelable operating lease commitments for office space, equipment, transponders, studio facilities and vehicles.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Capital lease obligations include capital leases for satellite transponders.

(5)	Represents face value at maturity.

(6)	Interest payments on our junior subordinated debentures subsequent to the expiration of their fixed-rate periods have been included based on their current fixed rates.

(7)	Other long-term obligations principally consist of participations, residuals and programming obligations for content that is available for airing.
Future minimum operating lease payments have been reduced by future minimum sublease income of $27 million. Future capital lease payments include $1 million of interest. Rent expense amounted to $248 million in 2019, $266 million in 2018 and $267 million in 2017.
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
Leases: We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”). In addition, we have certain indemnities provided by the acquirer of Famous Players. These lease commitments amounted to approximately $106 million as of September 30, 2019, and are presented in the Consolidated Balance Sheets within Other liabilities. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or of the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.
Other: We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds at September 30, 2019 were $36 million and are not recorded on our Consolidated Balance Sheet.

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
Preferred Stock
Our capital stock includes 25 million authorized shares of preferred stock with a par value of $0.001 per share. At September 30, 2019 and 2018, none of the 25 million authorized shares of the preferred stock were issued and outstanding.
Stock Repurchase Program
There is $4.9 billion of remaining capacity under our $20.0 billion stock repurchase program. In the three years ended September 30, 2019, we did not repurchase any shares of Class B common stock.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss (in millions)	September 30,
	2019	2018	2017
Foreign currency translation adjustments	$(675)	$(568)	$(405)
Defined benefit pension plans	(407)	(229)	(221)
Cash flow hedges	9	6	8
Available for sale securities	—	54	—
Total	$(1,073)	$(737)	$(618)

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13. REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in receivables and contract liabilities in the Consolidated Balance Sheets.
Current receivables were $3.299 billion and $3.117 billion as of September 30, 2019 and October 1, 2018, respectively. Noncurrent receivables are principally related to long-term television license arrangements at Filmed Entertainment and SVOD and other OTT arrangements at Media Networks. Noncurrent receivables, included within Other assets - noncurrent in our Consolidated Balance Sheets, were $416 million and $380 million as of September 30, 2019 and October 1, 2018, respectively. Such amounts are due in accordance with the underlying terms of the respective agreements. We have determined that credit loss allowances are generally not considered necessary for these amounts.
When consideration is received from a customer prior to satisfying, or partially satisfying, a performance obligation under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue when control of the products or services is transferred to the customer. Our contract liabilities primarily relate to advertising sales arrangements where revenues have been deferred due to impression guarantees, consumer products arrangements with minimum guarantees and advance payments under content licensing arrangements. Contract liabilities are primarily short term and shown as Deferred revenue in our Consolidated Balance Sheets. Current deferred revenue was $438 million and $402 million as of September 30, 2019 and October 1, 2018, respectively. Noncurrent deferred revenue, included within Other liabilities in our Consolidated Balance Sheets, was $53 million and $67 million as of September 30, 2019 and October 1, 2018, respectively. Revenue recognized in the year ended September 30, 2019 relating to contract liabilities as of September 30, 2018 was $342 million.
Performance Obligations Satisfied in Previous Periods
Under certain contracts we provide licenses to functional intellectual property where revenue is recognized based on sales to the end customer. These types of contracts can result in recognition of revenue in a period subsequent to the period in which our performance obligation is satisfied, and are primarily entered into by our Filmed Entertainment reporting segment. We recognized approximately $167 million of revenue during the year ended September 30, 2019 from performance obligations satisfied, or partially satisfied, prior to September 30, 2018. These revenues were primarily related to the distribution of film and television content through transactional electronic sell-through and VOD.
Future Performance Obligations
As of September 30, 2019, unrecognized revenues attributable to performance obligations not yet satisfied under various long-term contracts were approximately $2.7 billion. This revenue is generally expected to be recognized over a period of up to 10 years, but the majority will be recognized over the next three years. Our most significant remaining performance obligations relate to film and television content licensing arrangements, as well as affiliate and other arrangements that contain minimum guarantees. The amount disclosed does not include: (i) revenues related to performance obligations that are part of a contract that have an original expected duration of one year or less and (ii) content license contracts for which variable consideration is determined based on the customer's subsequent sale or usage.
NOTE 14. EQUITY-BASED COMPENSATION
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
Stock options generally vest ratably over a four-year period from the date of grant and expire eight years after the date of grant. Employee RSUs typically vest ratably over a four-year period from the date of the grant. Director RSUs typically vest one year from the date of grant. The target number of performance share units (“PSUs”) granted to executives and currently outstanding represent the right to receive a corresponding number of shares of Class B common stock depending on the Company’s performance against specific pre-determined goals that include total shareholder return (“TSR”) of our Class B common stock measured against the TSR of the common stock of the companies comprising the S&P 500 Index and/or a specified level of earnings per share set for one or more performance periods within the measurement period. The measurement period is three years. The number of shares of Class B common stock an executive is entitled to receive at the end of the applicable measurement period ranges from 0% to 200% of the target PSU award. If Viacom’s percentile rank of TSR relative to the TSR for the companies in the S&P 500 Index is less than the 25th percentile, and for PSUs including an earnings per share goal if earnings per share performance is less than 80% of the target earnings per share, the target grant is forfeited. No other performance-based share units were outstanding as of September 30, 2019. In connection with the merger, at the effective time

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the outstanding PSU awards will convert to time-based RSUs and shall no longer be subject to the market-based performance condition. As a result of the change in terms, a modification charge of $2 million was recognized and is included in Restructuring and other corporate matters.
Outstanding share units accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting on the number of shares delivered and are forfeited if the award does not vest.
Upon the exercise of a stock option award or the vesting of share units, shares of Class B common stock are issued from authorized but unissued shares or from treasury stock. At September 30, 2019, we had 392.5 million shares in treasury. The aggregate number of equity awards authorized and available under the LTMIP for future grants as of September 30, 2019 was approximately 24 million, assuming that outstanding PSU awards are paid at target except for those awards for which the measurement period has been completed.
Presented below is a summary of the compensation cost we recognized in the accompanying Consolidated Statements of Earnings:

Equity-Based Compensation Expense (in millions)	Year Ended September 30,
	2019	2018	2017
Recognized in earnings:
Stock options	$13	$14	$15
Share units	39	39	39
Compensation cost included in SG&A expense	52	53	54
Compensation cost included in Restructuring and other corporate matters(1)	12	4	14
Total compensation cost in earnings	$64	$57	$68
Tax benefit recognized	$10	$12	$23
Capitalized equity-based compensation expense	$4	$3	$2

(1) See Note 15 for additional information.
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

	Year Ended September 30,
Key Assumptions	2019	2018	2017
Weighted average fair value of grants	$7.31	$8.83	$7.48
Weighted average assumptions:
Expected stock price volatility	30.1%	36.7%	28.4%
Expected term of options (in years)	5.0	5.3	4.9
Risk-free interest rate	2.9%	2.5%	1.9%
Expected dividend yield	2.6%	2.6%	2.3%

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information about our stock option transactions:

	Year Ended September 30, 2019		Year Ended September 30, 2018		Year Ended September 30, 2017
Stock Options (number of options in thousands)	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the period	15,740.6	$50.43	15,591.5	$52.85	19,596.2	$51.54
Granted	2,941.7	30.86	2,415.1	31.02	2,874.8	34.86
Exercised	—	—	(59.8)	30.12	(4,814.7)	35.72
Forfeited or expired	(5,067.6)	56.08	(2,206.2)	46.86	(2,064.8)	55.25
Outstanding at the end of the period	13,614.7	$44.10	15,740.6	$50.43	15,591.5	$52.85
Exercisable at the end of the period	7,780.1	$53.17	10,999.5	$57.20	9,331.8	$57.85

The weighted average remaining contractual life of stock options outstanding and exercisable at September 30, 2019 was 4 years and 2 years, respectively.
The following table summarizes information relating to stock option exercises during the periods presented:

	Year Ended September 30,
Stock Option Exercises (in millions)	2019	2018	2017
Proceeds from stock option exercises	$—	$2	$172
Intrinsic value	$—	$—	$42
Excess tax benefit/(shortfall)	$—	$—	$(3)

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2019 was approximately $31 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2 years.
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
The following table summarizes activity relating to our share unit transactions:

	Year Ended September 30, 2019		Year Ended September 30, 2018		Year Ended September 30, 2017
Share units (number of shares in thousands)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Unvested at the beginning of the period	2,825.9	$35.28	2,553.2	$40.71	2,507.6	$58.05
Granted(1)	2,308.5	30.74	1,554.6	32.42	1,550.5	34.86
Vested	(904.8)	37.94	(931.9)	47.88	(941.2)	55.84
Forfeited	(303.2)	33.67	(350.0)	28.61	(563.7)	76.53
Unvested at the end of the period	3,926.4	$32.24	2,825.9	$35.28	2,553.2	$40.71

(1) Grant activity includes 0.7 million, 0.2 million and 0.1 million of performance-based share units at target and shares earned for awards for which the performance period has been completed for 2019, 2018 and 2017, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested share units at September 30, 2019 was 1 year and $94 million, respectively.
The fair value of share units vested was $25 million in 2019, $26 million in 2018 and $33 million in 2017. Total unrecognized compensation cost related to these awards at September 30, 2019 was approximately $81 million and is expected to be recognized over a weighted-average period of 2 years.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 15. RESTRUCTURING AND OTHER CORPORATE MATTERS
In the year ended September 30, 2019, we recognized restructuring charges of $73 million comprised of costs related to our 2018 program of cost transformation initiatives to improve our margins, as well as severance and other compensation charges of $41 million, recognized in the fourth fiscal quarter, substantially all in connection with the recently announced and pending merger. The restructuring charges, as detailed in the table below, included severance charges and exit costs principally resulting from vacating certain leased properties.
In addition, we recognized expenses of $3 million of restructuring-related costs comprised of third-party professional services associated with the cost transformation initiatives, $40 million in connection with the settlement of a commercial dispute and $20 million of merger-related costs comprised primarily of legal and investment banking fees and other merger-related compensation charges.

Restructuring and Other Corporate Matters (in millions)	Year Ended September 30, 2019
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$23	$14	$45	$82
Exit Costs	32	—	—	32
Restructuring	55	14	45	114
Restructuring-related costs	—	—	3	3
Legal settlement	40	—	—	40
Merger-related costs (1)	—	—	20	20
Total	$95	$14	$68	$177

(1) Severance and merger-related costs include $10 million and $2 million, respectively, of equity-based compensation.
In the year ended September 30, 2018, we recognized restructuring costs of $176 million, resulting from the program of cost transformation initiatives described above.

Restructuring and Other Corporate Matters (in millions)	Year Ended September 30, 2018
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$133	$4	$1	$138
Exit costs	38	—	—	38
Restructuring	171	4	1	176
Restructuring-related costs	1	—	48	49
Total	$172	$4	$49	$225

(1) Includes equity-based compensation expense of $4 million.
During 2017, we recognized restructuring costs of $237 million, resulting from the execution of our flagship brand strategy and strategic initiatives at Paramount. The charges, as detailed in the table below, include severance charges and a non-cash intangible asset impairment charge resulting from the decision to abandon an international trade name.
The following table presents the restructuring costs incurred in 2017 by reportable segment:

Restructuring (in millions)	Year Ended September 30, 2017
	Media Networks	Filmed Entertainment	Corporate	Total
Severance (1)	$142	$50	$20	$212
Asset impairment	22	—	—	22
Lease termination	—	3	—	3
Restructuring	$164	$53	$20	$237

(1) Includes equity-based compensation expense of $14 million.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our severance liability by reportable segment is as follows:

Severance liability (in millions)	Media Networks	Filmed Entertainment	Corporate	Total

September 30, 2017	$119	$45	$44	$208
Accruals	129	4	1	134
Severance payments	(99)	(26)	(22)	(147)
September 30, 2018	149	23	23	195
Accruals	24	14	34	72
Severance payments	(88)	(24)	(18)	(130)
September 30, 2019	$85	$13	$39	$137

As of September 30, 2019, of the remaining $137 million liability, $111 million is classified within Other liabilities – current in the Consolidated Balance Sheet, with the remaining $26 million classified within Other liabilities – noncurrent. We expect to substantially complete these restructuring actions by December 31, 2019. Amounts classified as noncurrent are expected to be substantially paid through 2021, in accordance with applicable contractual terms. In addition, during 2019 and 2018, we made payments of $31 million and $14 million, respectively, related to exit costs.
NOTE 16. INCOME TAXES
Earnings from continuing operations before provision for income taxes consist of the following:

Earnings from Continuing Operations before Provision for Income Taxes (in millions)	Year Ended September 30,
	2019	2018	2017
United States	$1,325	$1,351	$1,647
International	682	646	565
Pre-tax earnings from continuing operations	$2,007	$1,997	$2,212

The provision for income taxes from continuing operations consists of the following:

Provision for Income Taxes from Continuing Operations (in millions)	Year Ended September 30,
	2019	2018	2017
Current provision for income taxes:
Federal	$210	$148	$312
State and local	42	32	43
International	153	134	112
Total current provision for income taxes	405	314	467
Deferred provision for income taxes	40	(45)	(174)
Provision for income taxes	$445	$269	$293

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the effective income tax rate on continuing operations to the U.S. federal statutory income tax rate is as follows:

	Year Ended September 30,
Effective Tax Rate	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	24.5%	35.0%
State and local taxes, net of federal benefit	2.2	1.8	1.4
Effect of international operations	1.0	(3.5)	(5.5)
Bankruptcy of an investee	(2.0)	—	—
Qualified production activities deduction	—	(0.8)	(3.0)
Change in valuation allowance	(0.1)	—	(1.4)
Tax accounting method change	—	(3.9)	—
Tax Cuts and Jobs Act enactment	—	(7.3)	—
Foreign tax credits on distribution of securities	—	—	(12.6)
All other, net	0.1	2.7	(0.7)
Effective tax rate, continuing operations	22.2%	13.5%	13.2%

We recognized a net discrete tax benefit of $47 million in 2019, $200 million in 2018 and $340 million in 2017, which served to reduce the provision for income taxes for those periods. The benefit in 2019 is principally related to the bankruptcy of an investee.
The benefit in 2018 is principally related to the impact of the Tax Cuts and Jobs Act (the “Act”), as well as a tax accounting method change granted by the Internal Revenue Service (“IRS”). The impact of the Act includes a net discrete tax benefit of $226 million on our deferred tax balances and a tax expense of $81 million recorded on a net basis for the one-time transition tax on the deemed repatriation of indefinitely reinvested earnings of our international subsidiaries.
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
Total discrete tax benefits for all years provided may also include the impact of the gains on asset sales, restructuring and other corporate matters, programming charges, the net impact on debt extinguishment, investment impairment and gain on marketable securities.
The Act provided for a reduction of the federal corporate income tax rate from 35% to 21% and a “transition tax” to be levied on the deemed repatriation of indefinitely reinvested earnings of international subsidiaries. In fiscal 2018, our federal statutory tax rate was a prorated rate of 24.5%.
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
The tax effects of the items recorded as deferred tax assets and liabilities are:

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Deferred Taxes (in millions)	September 30,
	2019	2018
Deferred tax assets:
Accrued liabilities	$82	$118
Postretirement and other employee benefits	204	167
Tax credit and loss carryforwards	118	131
All other	97	104
Total deferred tax assets	501	520
Valuation allowance	(114)	(87)
Total deferred tax assets, net	$387	$433
Deferred tax liabilities:
Property, equipment and intangible assets	$(248)	$(419)
Unbilled revenue	(60)	(80)
Financing obligations	(70)	(70)
Film & TV production expenditures	(80)	(124)
Total deferred tax liabilities	(458)	(693)
Deferred taxes, net	$(71)	$(260)

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to net operating losses in foreign jurisdictions, as sufficient uncertainty exists regarding the future realization of these assets.
We have U.S. federal and state net operating loss carryforwards of $160 million and foreign tax credit carryforwards of $6 million at September 30, 2019. The utilization of these carryforwards as an available offset to future tax is subject to limitations under current U.S. federal and state income tax laws. These carryforwards begin to expire in fiscal year 2029. In addition, we have $189 million of tax losses in various international jurisdictions that are primarily from countries with unlimited carryforward periods and $448 million of tax losses that expire in the fiscal years 2020 through 2036. The pre-valuation allowance deferred tax asset amount related to these U.S. and international carryforwards is $118 million.
The net deferred tax assets and deferred tax liabilities included in the Consolidated Balance Sheets were as follows:

Deferred Tax Assets / (Liabilities) (in millions)	September 30,
	2019	2018
Deferred tax assets	$194	$36
Deferred tax liabilities	(265)	(296)
Deferred taxes, net	$(71)	$(260)

Deferred tax assets are included within Other assets in the Consolidated Balance Sheets.
As a result of the enactment of the Act, the Company recorded a provisional transition tax on $999 million of previously indefinitely reinvested foreign earnings and repatriated substantially all of these earnings to the U.S. during fiscal year 2018. As a result of the enactment of the Act, cash from earnings of our international subsidiaries generated after December 31, 2017 can be repatriated to the U.S. without incremental U.S. federal tax under the Act. Therefore, beginning January 1, 2018, the Company no longer provides U.S. deferred income taxes on the unremitted future earnings of its international subsidiaries.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized Tax Benefits (in millions)	Year Ended September 30,
	2019	2018	2017
Balance at beginning of the period	$179	$159	$164
Gross additions based on tax positions related to the current year	11	13	36
Gross additions for tax positions of prior years	8	39	6
Gross reductions for tax positions of prior years	(12)	(24)	(14)
Settlements	—	(3)	(8)
Expiration of the statute of limitation	—	(5)	(25)
Balance at end of the period	$186	$179	$159

The total amount of unrecognized tax benefits at September 30, 2019, if recognized, would favorably affect the effective tax rate.
As discussed in Note 2, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of the Provision for income taxes in the Consolidated Statements of Earnings. We recognized interest and penalties of $11 million in 2019, $9 million in 2018 and $9 million in 2017. We had accruals of $27 million and $21 million related to interest and penalties recorded as a component of Other liabilities – noncurrent in the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively.
We and our subsidiaries file income tax returns with the IRS and various state and international jurisdictions. The IRS began its examination of our 2014 and 2015 U.S. consolidated federal income tax returns in fiscal 2017. Tax authorities are also conducting examinations of Viacom subsidiaries in various international, state and local jurisdictions. Due to potential resolution of unrecognized tax positions involving multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $85 million of unrecognized income tax benefits may occur within 12 months, some of which, depending on the nature of the settlement, may affect our income tax provision and therefore benefit the resulting effective tax rate. The majority of these uncertain tax positions, when recognized in the financial statements, would be recorded in the Consolidated Statements of Earnings as part of the Provision for income taxes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
NOTE 17. EARNINGS PER SHARE
The following table sets forth the weighted average number of common shares outstanding used in determining basic and diluted earnings per common share and anti-dilutive shares:

Weighted Average Number of Common Shares Outstanding and Anti-Dilutive Common Shares (in millions)	Year Ended September 30,
	2019	2018	2017
Weighted average number of common shares outstanding, basic	403.4	402.7	399.9
Dilutive effect of equity awards	0.4	0.3	0.7
Weighted average number of common shares outstanding, diluted	403.8	403.0	400.6

Anti-dilutive common shares	18.3	18.6	15.2

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 18. SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION
Our supplemental cash flow information is as follows:

Supplemental Cash Flow Information (in millions)	Year Ended September 30,
	2019	2018	2017
Cash paid for interest	$509	$574	$635
Cash paid for income taxes	$289	$133	$476

Cash paid for income taxes in 2018 reflects the benefits from the retroactive reenactment of legislation allowing for accelerated tax deductions on certain qualified film and television productions and a lower corporate U.S. income tax rate as a result of the Act.
Foreign Exchange Contracts
The fair value of our foreign exchange contracts was a liability of $9 million and $8 million as of September 30, 2019 and 2018, respectively, as determined utilizing a market-based approach (Level 2 in the fair value hierarchy). We use derivative financial instruments to modify our exposure to market risks from changes in foreign exchange rates and interest rates. We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. We use foreign currency forward contracts to economically hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. We also enter into forward contracts to hedge future production costs and programming obligations. We manage the use of foreign exchange derivatives centrally.
The notional value of all foreign exchange contracts was $818 million and $642 million as of September 30, 2019 and 2018, respectively. As of September 30, 2019, $517 million related to future production costs and $301 million related to our foreign currency balances. As of September 30, 2018, $345 million related to future production costs and $297 million related to our foreign currency balances.
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

Revenues by Segment (in millions)	Year Ended September 30,
	2019	2018	2017
Media Networks	$9,883	$10,011	$10,096
Filmed Entertainment	3,079	3,041	3,289
Eliminations	(124)	(109)	(122)
Total revenues	$12,838	$12,943	$13,263

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Adjusted Operating Income/(Loss) (in millions)	Year Ended September 30,
	2019	2018	2017
Media Networks	$2,940	$3,128	$3,300
Filmed Entertainment	78	(39)	(280)
Corporate expenses	(249)	(238)	(221)
Eliminations	(1)	(1)	1
Equity-based compensation	(52)	(53)	(54)
Programming charges(1)	(77)	—	(144)
Restructuring and other corporate matters(2)	(177)	(225)	(237)
Gain on asset sale	—	—	127
Operating income	2,462	2,572	2,492
Interest expense, net	(489)	(560)	(618)
Equity in net earnings of investee companies	10	9	81
Gain on sale of EPIX	—	—	285
Other items, net	24	(24)	(28)
Earnings from continuing operations before provision for income taxes	$2,007	$1,997	$2,212

(1) Included in Operating expenses in the Consolidated Statements of Earnings.
(2) Includes equity-based compensation expense of $12 million, $4 million and $14 million for the years ended September 30, 2019, 2018 and 2017, respectively.

	Depreciation and Amortization			Total Assets
Depreciation and Amortization and Total Assets (in millions)	Year Ended September 30,			September 30,
	2019	2018	2017	2019	2018
Media Networks	$173	$169	$175	$17,743	$17,576
Filmed Entertainment	37	39	44	5,509	5,297
Corporate/Eliminations	5	5	4	419	910
Total	$215	$213	$223	$23,671	$23,783

Capital Expenditures (in millions)	Year Ended September 30,
	2019	2018	2017
Media Networks	$143	$121	$164
Filmed Entertainment	46	51	27
Corporate	5	6	4
Total capital expenditures	$194	$178	$195

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

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Revenues by Component (in millions)	Year Ended September 30,
	2019	2018	2017
Media Networks:
Advertising	$4,652	$4,751	$4,862
Affiliate	4,828	4,802	4,824
Consumer products, recreation & live events	403	458	410
Filmed Entertainment:
Theatrical	567	695	808
Home entertainment	646	622	849
Licensing	1,606	1,529	1,315
Ancillary	260	195	317
Eliminations	(124)	(109)	(122)
Total revenues	$12,838	$12,943	$13,263

Revenues generated from international markets were approximately 27%, 29% and 28% of total consolidated revenues in 2019, 2018 and 2017, respectively. Our principal international businesses are in Europe. The United Kingdom and Germany together accounted for approximately 50%, 51% and 51% of total revenues in the Europe, Middle East and Africa (“EMEA”) region in 2019, 2018 and 2017, respectively.

	Revenues(1)			Long-lived Assets(2)
Geographic Information (in millions)	Year Ended September 30,			September 30,
	2019	2018	2017	2019	2018
United States	$9,349	$9,178	$9,497	$5,028	$4,777
EMEA	2,146	2,389	2,260	222	374
All other	1,343	1,376	1,506	226	187
Total	$12,838	$12,943	$13,263	$5,476	$5,338

(1) Revenue classifications are based on customers’ locations. Transactions within Viacom between geographic areas are not significant.
(2) Excludes deferred tax assets, goodwill, other intangible assets and investments.
NOTE 20. RELATED PARTY TRANSACTIONS
National Amusements, Inc. (“National Amusements”), directly and indirectly, is the controlling stockholder of both Viacom and CBS. National Amusements owns shares in Viacom representing approximately 79.8% of the voting interest in Viacom and approximately 10% of Viacom’s combined common stock. National Amusements is controlled by Sumner M. Redstone, our Chairman Emeritus, who is the Chairman and Chief Executive Officer of National Amusements, through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns shares in National Amusements representing 80% of the voting interest of National Amusements. The shares representing the other 20% of the voting interest of National Amusements are held through a trust controlled by Shari E. Redstone, who is Mr. Redstone’s daughter, the non-executive Vice Chair of Viacom’s Board of Directors, the non-executive Vice Chair of CBS’s board of directors, and the President and a member of the Board of Directors of National Amusements. The shares of National Amusements held by the SMR Trust are voted solely by Mr. Redstone until such time as his incapacity or death. Upon Mr. Redstone’s incapacity or death, Ms. Redstone will also become a trustee of the SMR Trust and the shares of National Amusements held by the SMR Trust will be voted by the trustees of the SMR Trust. The current trustees include Mr. Redstone, who is also a member of the Board of Directors of National Amusements and serves as Chairman Emeritus of CBS.
Transactions between Viacom and related parties are overseen by our Governance and Nominating Committee.
On August 13, 2019, Viacom entered into a Merger Agreement with CBS. See Note 3 for further detail.
Viacom and National Amusements Related Party Transactions
National Amusements licenses films in the ordinary course of business for its movie theaters from all major studios, including Paramount. During the years ended September 30, 2019, 2018 and 2017, Paramount earned revenues from National Amusements in connection with these licenses in the aggregate amounts of approximately $6 million, $7 million and $7 million, respectively.

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
Both of our segments recognize advertising expenses related to the placement of advertisements with CBS.
The following table summarizes the transactions with CBS as included in our Consolidated Financial Statements:

CBS Related Party Transactions (in millions)	Year Ended September 30,
	2019	2018	2017
Consolidated Statements of Earnings
Revenues	$112	$117	$138
Operating expenses	$95	$142	$174

	September 30,
	2019	2018
Consolidated Balance Sheets
Accounts receivable	$7	$7

Participants’ share and residuals, current	$42	$58
Program obligations, current	26	38
Program obligations, noncurrent	16	32
Other liabilities	1	2
Total due to CBS	$85	$130

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Related Party Transactions
In the ordinary course of business, we are involved in related party transactions with equity investees. These related party transactions primarily relate to the provision of advertising services, licensing of film and programming content, distribution of films and provision of certain administrative support services, for which the impact on our Consolidated Financial Statements is as follows:

Other Related Party Transactions (in millions)	Year Ended September 30,
	2019	2018	2017
Consolidated Statements of Earnings
Revenues	$48	$49	$131
Operating expenses	$6	$16	$67
Selling, general and administrative	$—	$—	$(7)

	September 30,
	2019	2018
Consolidated Balance Sheets
Accounts receivable	$26	$43
Other assets	2	3
Total due from other related parties	$28	$46

Accounts payable	$5	$7
Other liabilities	1	2
Total due to other related parties	$6	$9

All other related party transactions are not material in the periods presented.
NOTE 21. QUARTERLY FINANCIAL DATA (unaudited):

2019 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2019
Revenues	$3,090	$2,958	$3,357	$3,433	$12,838
Operating income	$602	$573	$757	$530	$2,462
Net earnings from continuing operations (Viacom and noncontrolling interests)	$331	$368	$544	$319	$1,562
Net earnings (Viacom and noncontrolling interests)	$334	$381	$550	$323	$1,588
Net earnings from continuing operations attributable to Viacom	$318	$363	$538	$303	$1,522
Net earnings attributable to Viacom	$321	$376	$544	$307	$1,548
Basic earnings per share, continuing operations attributable to Viacom	$0.79	$0.90	$1.33	$0.75	$3.77
Basic earnings per share attributable to Viacom	$0.80	$0.93	$1.35	$0.76	$3.84
Diluted earnings per share, continuing operations attributable to Viacom	$0.79	$0.90	$1.33	$0.75	$3.77
Diluted earnings per share attributable to Viacom	$0.80	$0.93	$1.35	$0.76	$3.83

The following are certain items identified as affecting comparability in 2019:

•	Restructuring and other corporate matters:

◦
A pre-tax charge of $71 million, $24 million and $22 million ($55 million, $18 million and $22 million after tax), comprised of restructuring and related costs in the first, second and fourth quarters, respectively.

◦	A pre-tax charge of $40 million ($31 million after tax) in connection with the settlement of a commercial dispute in the second quarter.

◦	A pre-tax charge of $20 million ($19 million after tax) related to merger-related costs associated with the pending merger with CBS in the fourth quarter.

•	A pre-tax charge of $77 million ($59 million after tax) of programming charges in the first quarter.

•	A pre-tax debt extinguishment gain of $18 million ($14 million after tax) resulting from the retirement of debt in the first quarter.

VIACOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
A pre-tax loss on marketable securities of $46 million ($35 million after tax) in the first quarter and a pre-tax gain of $38 million ($29 million after tax), $29 million ($22 million after tax) and $11 million ($8 million after tax) in the second through fourth quarters, respectively.

•	A net discrete tax benefit of $32 million in the third quarter and $15 million in the fourth quarter principally related to the tax benefit triggered by the bankruptcy of an investee.

2018 (in millions, except per share information)	First	Second	Third	Fourth	Year Ended September 30, 2018
Revenues	$3,073	$3,148	$3,237	$3,485	$12,943
Operating income (1)	$718	$456	$752	$646	$2,572
Net earnings from continuing operations (Viacom and noncontrolling interests)	$551	$264	$514	$399	$1,728
Net earnings (Viacom and noncontrolling interests)	$553	$274	$525	$407	$1,759
Net earnings from continuing operations attributable to Viacom	$535	$256	$511	$386	$1,688
Net earnings attributable to Viacom	$537	$266	$522	$394	$1,719
Basic earnings per share, continuing operations attributable to Viacom	$1.33	$0.64	$1.27	$0.96	$4.19
Basic earnings per share attributable to Viacom	$1.33	$0.66	$1.30	$0.98	$4.27
Diluted earnings per share, continuing operations attributable to Viacom	$1.33	$0.64	$1.27	$0.96	$4.19
Diluted earnings per share attributable to Viacom	$1.33	$0.66	$1.29	$0.98	$4.27

(1) Pursuant to the adoption of ASU 2017-07, $1 million was retrospectively reclassified from Selling, general and administrative to Other items, net in both the first and fourth quarter.

The following are certain items identified as affecting comparability in 2018:

•	Restructuring and other corporate matters:

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

•	A pre-tax debt extinguishment gain of $25 million ($19 million after tax) resulting from the retirement of debt in the first quarter.

•	A pre-tax and after tax gain of $16 million resulting from the sale of 1% equity interest in Viacom18 to our joint venture partner in the second quarter.

•	A pre-tax impairment loss of $46 million ($36 million after tax) in connection with the write-off of a cost method investment in the second quarter.

•	A net discrete tax benefit of $103 million, $46 million, $47 million, and $4 million in the first quarter through fourth quarters, respectively.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

OUR BOARD OF DIRECTORS

Viacom’s directors as of November 14, 2019 are as follows:

Name	Age	Position
Robert M. Bakish	55	President and Chief Executive Officer, Director
Cristiana Falcone Sorrell (3)	46	Director
Thomas J. May (1) (2)	72	Non-Executive Chairman, Director
Judith A. McHale (1) (2)	72	Director
Ronald L. Nelson (1) (3)	67	Director
Deborah Norville (2)	61	Director
Charles E. Phillips, Jr. (1)	60	Director
Shari Redstone	65	Non-Executive Vice Chair, Director
Nicole Seligman (2) (3)	63	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Governance and Nominating Committee

Robert M. Bakish has been a member of our Board since December 2016. Mr. Bakish brings to our Board his extensive knowledge of Viacom through various leadership positions in the company spanning approximately 20 years and culminating with President and CEO, a deep understanding of our industry and broad expertise overseeing global operations. Mr. Bakish has been our President and Chief Executive Officer since December 2016, having served as Acting President and Chief Executive Officer beginning November 2016. Mr. Bakish joined Former Viacom in 1997 and has held positions throughout the organization, including as President and Chief Executive Officer of Viacom International Media Networks and its predecessor company, MTV Networks International (“MTVNI”), from 2007 to 2016; President of MTVNI; Executive Vice President, Operations and Viacom Enterprises; Executive Vice President and Chief Operating Officer, MTV Networks Advertising Sales; and Senior Vice President, Planning, Development and Technology. Before joining Former Viacom, Mr. Bakish was a partner with Booz Allen Hamilton in its Media and Entertainment practice. Mr. Bakish has served as a director of Avid Technology, Inc. since 2009.

Cristiana Falcone Sorrell has been a member of our Board since March 2013. In addition to her independence, Ms. Falcone Sorrell brings to our Board extensive senior executive and marketing expertise, international experience with an extensive global network, media industry experience, public company and corporate governance experience, experience and talent as a consultant, and a knowledge of Viacom. Ms. Falcone Sorrell has served as Principal Adviser, Media Affairs at the World Economic Forum, since 2018, having previously served as Senior Adviser to the Chairman. She served as Principal Consultant, Office of Outreach and Partnerships, for the Inter-American Development Bank from 2011 to 2015. Prior to joining the World Economic Forum in 2004, Ms. Falcone Sorrell held positions at the International Labour Organization and Shell. Ms. Falcone Sorrell is Chief Executive Officer of JMCMRJ Sorrell Foundation, a member of the Italian National Press Guild, a board member of Internews and a member of the board of trustees of The Paley Center for Media. Ms. Falcone Sorrell has served as a director of Revlon, Inc. since 2014.

Thomas J. May has been a member of our Board since August 2016. In addition to his independence, Mr. May brings to our Board extensive experience as a chief executive officer of regulated businesses, overseeing operations, risk management, business development, strategic planning, board leadership and corporate governance. Having experience as a Certified Public Accountant, he brings extensive accounting and financial skills, and an expert perspective on financial reporting and enterprise and operational risk management. He also brings a knowledge of Viacom. Mr. May served as the Chairman of Eversource Energy from 2013 to 2017 and as its President and Chief Executive Officer and as a Trustee from 2012 to 2016. He has served as a director of Bank of America Corporation since 2004 and as a director of Liberty Mutual Holding Company Inc., which is privately held, since 2002. He served as a director and the Chairman of each of The Connecticut Light and Power Company,

NSTAR Electric Company (and as its President and Chief Executive Officer and Trustee from 1994 to 2012), NSTAR Gas Company, Public Service Company of New Hampshire, Western Massachusetts Electric Company and Yankee Gas Services Company, which are also privately held, from 2012 to 2016. He is Chairman of the Stonehill College Board of Trustees, a trustee of the Dana-Farber Cancer Institute and a member of the Board of Advisors of the John F. Kennedy Library Foundation.

Judith A. McHale has been a member of our Board since August 2016. In addition to her independence, Ms. McHale brings to our Board extensive experience leading a major media conglomerate with a background in operations and financial management, expertise in global affairs, experience in government affairs and extensive public company and corporate governance experience. Ms. McHale is President and Chief Executive Officer of Cane Investments, LLC, a private investment company. Prior to joining Cane Investments in 2011, Ms. McHale served as the Under Secretary of State for Public Diplomacy and Public Affairs for the U.S. Department of State from 2009 to 2011. From 2004 to 2006, Ms. McHale served as the President and Chief Executive Officer of Discovery Communications, Inc., the parent company of Discovery Channel, and served as its President and Chief Operating Officer from 1995 to 2004. In 2006, Ms. McHale worked with private equity firm Global Environment Fund to launch the GEF/Africa Growth Fund, an investment vehicle focused on supplying expansion capital to small and medium-sized enterprises that provide consumer goods and services in emerging African markets. She has served on the board of Ralph Lauren Corporation since 2011 and the board of Hilton Worldwide Holdings Inc. since 2013. She previously served on the boards of SeaWorld Entertainment, Inc., Host Hotel & Resorts, Inc., DigitalGlobe Inc., John Hancock Financial Services, Inc. and Potomac Electric Power Company.

Ronald L. Nelson has been a member of our Board since August 2016. In addition to his independence, Mr. Nelson brings to our Board extensive experience as a chief executive officer, chief financial officer and chief operating officer of major global companies, significant financial expertise, international business experience, public company and corporate governance experience and a long-standing background in the media industry. Mr. Nelson has served as a consultant to Avis Budget Group, Inc. since 2018. Prior to that, he served as Executive Chairman of the Board of Avis Budget Group from 2015 to 2018 and as its Chairman and Chief Executive Officer from 2006 to 2015, and also served as Chief Operating Officer from 2010 to 2015. Prior to that, Mr. Nelson held several executive finance and operating roles, beginning in 2003 with Cendant Corporation, including as its Chief Financial Officer and President and a member of its board from 2003 to 2006. From 1994 to 2003, Mr. Nelson served as Co-Chief Operating Officer of DreamWorks SKG. Prior to that, he was Executive Vice President, Chief Financial Officer and a director at Paramount Communications, Inc., formerly Gulf + Western Industries, Inc. Mr. Nelson has served on the board of Hanesbrands Inc. since 2008 and its Non-Executive Chairman since 2019, and on the board of Wyndham Hotels & Resorts, Inc. since 2019. He previously served on the board of Convergys Corporation.

Deborah Norville has been a member of our Board since March 2013. In addition to her independence, Ms. Norville brings to our Board extensive expertise, a long-standing background and a broad network in the media industry, public company and corporate governance experience and a knowledge of Viacom. Ms. Norville has been the anchor of Inside Edition, a top-rated syndicated newsmagazine, since 1995. Prior to Inside Edition, Ms. Norville served as a correspondent and anchor for CBS News programs Street Stories, 48 Hours and CBS Evening News. Previously, she anchored NBC News at Sunrise and was news anchor and co-host of NBC’s Today program. Ms. Norville is a two-time Emmy Award winner with more than thirty years of reporting experience and a best-selling author of several books. She serves on the Board of Directors and the Executive Committee of the Broadcasters Foundation of America and as Co-Chair of the Duke University Parents Committee. She is also a member of the Council on Foreign Relations and the Women’s Forum of New York.

Charles E. Phillips, Jr. has been a member of our Board since January 2006, having served on the Board of Former Viacom beginning in 2004. In addition to his independence, Mr. Phillips brings to our Board extensive experience as a senior executive in a large, multinational corporation, financial industry background and financial and analytical expertise, significant public company and corporate governance experience, expertise in technology issues and familiarity with issues facing media, new media and intellectual property-driven companies and a deep knowledge of Viacom. Mr. Phillips has been Chief Executive Officer of Infor, Inc. since 2010. He was a President of Oracle Corporation from 2003 to 2010 and served as a member of its Board of Directors and Executive Management Committee from 2004 to 2010. Prior to Oracle, Mr. Phillips was a managing director at Morgan Stanley in the Technology Group and served on its Board of Directors. He is a member of the Board of Directors of the Federal Reserve Bank of New York, the Apollo Theater, Business Executives for National Security and the New York Police Foundation. He served on President Obama’s Economic Recovery Board, led by Paul Volcker, and is a member of the Council on Foreign Relations. Mr. Phillips earned a BS in Computer Science from the U.S. Air Force Academy, an MBA from Hampton University and a JD from New York Law School, and he is a member of the Georgia State Bar Association.

Shari Redstone has been a member of our Board since January 2006, having served on the Board of Former Viacom beginning in 1994. Ms. Redstone brings to our Board her extensive experience in and understanding of the entertainment industry, a deep knowledge of Viacom, broad experience and talent managing a large business, extensive legal experience and her experience as President of NAI, including as one of its significant stockholders. Ms. Redstone has been the Non-Executive Vice Chair of our Board and the board of Former Viacom since 1994. She also serves as Non-Executive Vice Chair of the Board of Directors of CBS Corporation. Ms. Redstone is Co-founder and Managing Partner of Advancit Capital, an investment firm launched in 2011 that focuses on early stage companies at the intersection of media, entertainment and technology, with investments in over 75 companies. Ms. Redstone has been President of NAI since 2000, and also serves as a director. Ms. Redstone is a member of the board of trustees of The Paley Center for Media. Ms. Redstone is actively involved in a variety of charitable, civic, and educational organizations. She is a member of the Boards of Directors of Combined Jewish Philanthropies and the John F. Kennedy Library Foundation and sits on the Board of Trustees of the Dana-Farber Cancer Institute. Ms. Redstone also serves on the Legal Services Corporation’s Leaders Council. Ms. Redstone earned a BS from Tufts University and a JD and a Masters in Tax Law from Boston University. She practiced corporate law, estate planning and criminal law in the Boston area before joining NAI. Ms. Redstone is the daughter of Sumner M. Redstone.

Nicole Seligman has been a member of our Board since August 2016. In addition to her independence, Ms. Seligman brings to our Board extensive media industry experience with various leadership roles at a major media conglomerate, public company and corporate governance experience, and exceptional achievements in the legal profession. Until March 2016, Ms. Seligman served as the President of Sony Entertainment, Inc. (beginning in 2014) and of Sony Corporation of America (beginning in 2012), and as Senior Legal Counsel of Sony Group (beginning in 2014). Ms. Seligman previously served as Executive Vice President and General Counsel of Sony Corporation from 2005 to 2014. She joined Sony in 2001 and served in a variety of other capacities during her tenure, including as a Corporate Executive Officer and Group Deputy General Counsel of Sony Corporation, and as General Counsel and an Executive Vice President at Sony Corporation of America, a subsidiary of Sony Corporation. Prior to joining Sony Corporation of America, Ms. Seligman was a partner in the litigation practice at Williams & Connolly LLP in Washington, D.C., where she worked on a broad range of complex civil and criminal matters and counseled a wide range of clients, including President William Jefferson Clinton and Lt. Col. Oliver North. Ms. Seligman joined Williams & Connolly in 1985. Ms. Seligman served as law clerk to Justice Thurgood Marshall on the Supreme Court of the United States from 1984 to 1985 and as law clerk to Judge Harry T. Edwards at the U.S. Court of Appeals for the District of Columbia Circuit from 1983 to 1984. Ms. Seligman has served on the board of MeiraGTx Holdings plc since 2019 and the board of Far Point Acquisition Corporation since 2018, and has been a Non-Executive Director of WPP plc since 2014 and its Senior Independent Director since 2016.

OUR EXECUTIVE OFFICERS

Viacom’s executive officers as of November 14, 2019 are as follows:

Name	Age	Position
Robert M. Bakish	55	President and Chief Executive Officer, Director
Christa A. D’Alimonte	50	Executive Vice President, General Counsel and Secretary
Wade Davis	47	Executive Vice President, Chief Financial Officer
DeDe Lea	55	Executive Vice President, Global Government Affairs
Julia Phelps	42	Executive Vice President, Communications, Culture and Marketing

See “Our Board of Directors” for Mr. Bakish’s biography.

Christa A. D’Alimonte has been our Executive Vice President, General Counsel and Secretary since April 2017. Prior to that, she was Senior Vice President, Deputy General Counsel and Assistant Secretary beginning November 2012. Prior to joining Viacom, Ms. D’Alimonte was a partner of Shearman & Sterling LLP, where she was Deputy Practice Group Leader of the Firm’s Global Mergers & Acquisitions group. She first joined Shearman & Sterling in 1993 and became a partner in 2001.

Wade Davis has been our Executive Vice President, Chief Financial Officer since November 2012. Prior to that, he served as Executive Vice President, Strategy and Corporate Development beginning August 2009, as Senior Vice President, Mergers & Acquisitions and Strategic Planning from January 2007 to August 2009 and as Senior Vice President of Mergers & Acquisitions beginning January 2006. Prior to joining Viacom, Mr. Davis was an investment banker in the technology and media sectors for more than a decade.

Doretha (DeDe) Lea has been our Executive Vice President, Global Government Affairs since January 2013, having previously served as Executive Vice President, Government Relations beginning November 2005. Prior to that, she was Senior Vice President, Government Relations of the predecessor of Viacom beginning September 2005. Prior to that, she served as Vice President of Government Affairs at Belo Corp. from 2004 to 2005 and as Vice President, Government Affairs of Viacom’s predecessor from 1997 to 2004.

Julia Phelps has been our Executive Vice President, Communications, Culture and Marketing since August 2017, having previously served as Senior Vice President, Communications and Culture beginning in April 2017. Prior to that, she served as Executive Vice President of Communications for Viacom International Media Networks beginning in January 2012, after having served as Vice President of Corporate Communications for Viacom. Ms. Phelps joined Viacom in 2005 from DeVries Public Relations, a New York-based communications agency.

CORPORATE GOVERNANCE

Audit Committee Financial Experts

The Board of Directors has determined that all of the members of the Audit Committee - Ronald Nelson (Chair), Thomas May, Judith McHale and Charles E. Phillips, Jr. - are independent and “financially sophisticated” under NASDAQ listing standards and qualify as “audit committee financial experts” under the regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Viacom Global Business Practices Statement

Our GBPS encompasses our standards for ethical conduct that are expected of all directors and employees of Viacom and its subsidiaries.

The GBPS is updated periodically and reviewed with, and approved by, the Audit Committee.

The GBPS has been distributed to our directors and employees worldwide. As part of our compliance and ethics programs, directors and employees receive regular training on the contents of the GBPS and, where permitted, are required to certify as to compliance with it. They are also required to disclose any conflicts or potential conflicts of interest on an ongoing basis and appropriately report on suspected violations of the GBPS. The GBPS addresses, among other things, topics such as:

•	compliance with laws, rules and regulations;

•	conflicts of interest and interference, including the disclosure of actual or potential conflicts;

•	confidentiality, transactions in securities and fair disclosure;

•	financial accounting and improper payments;

•	our commitment to being an equal opportunity employer and providing a workplace environment free of harassment and improper bias;

•	fair dealing and relations with competitors, customers and suppliers;

•	connecting, communicating and sharing through social media;

•	protection and proper use of company assets, information systems and electronic communications;

•	privacy, data security and information protection;

•	anti-corruption laws such as the Foreign Corrupt Practices Act and the UK Bribery Act;

•	export control and anti-boycott laws;

•	health, safety and the environment; and

•	political contributions.

The GBPS also identifies numerous avenues for employees to report violations of the GBPS, matters of alleged financial impropriety and any other matters of concern, anonymously or with attribution, to the appropriate officers of Viacom and/or the Audit Committee. These avenues include telephone hotlines (in the United States and for numerous international locations), email contacts and reporting through various internal websites at Viacom and its business divisions. The GBPS makes clear that retaliation against an employee who makes a report in good faith will not be tolerated.

Our Senior Vice President, Chief Audit and Compliance Officer, reports to the Audit Committee and has oversight responsibility for our compliance and ethics programs. Together with senior executives of various disciplines from Viacom and its business divisions, he regularly reviews and updates the GBPS policies, and generates more detailed policies and training for those officers and employees engaged in activities that warrant additional focus, such as conducting business internationally. We also require that our suppliers comply with pertinent elements of our business conduct policies.

Waivers of the GBPS for our executive officers and directors will be disclosed on our website at www.viacom.com or by Form 8-K filed with the SEC.

Supplemental Code of Ethics for Senior Financial Officers

The Supplemental Code of Ethics for Senior Financial Officers is applicable to our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Supplemental Code of Ethics addresses matters specific to those senior financial positions at Viacom, including responsibility for the disclosures made in our filings with the SEC, reporting obligations with respect to certain matters and a general obligation to promote honest and ethical conduct within Viacom. As with all employees, the Senior Financial Officers are also required to comply with the GBPS.

Amendments to or waivers of the Supplemental Code of Ethics for these officers will be disclosed on our website at www.viacom.com or by Form 8-K filed with the SEC.

ITEM 11. Executive Compensation

DIRECTOR COMPENSATION

Directors who are not employees of Viacom or any of its subsidiaries (the “Outside Directors”) are entitled to receive compensation for their service on the Board and are eligible to participate in certain director plans, as discussed below. Mses. Falcone Sorrell, McHale, Norville, Redstone and Seligman, and Messrs. May, Nelson and Phillips, are Outside Directors.
Our director compensation programs are overseen by our Governance and Nominating Committee, which makes recommendations at least every other year to the Board on the appropriate amount and structure of director compensation in light of then current competitive practice and other factors. The Governance and Nominating Committee receives advice from Pearl Meyer, the Compensation Committee’s independent compensation consultant, on director compensation matters, including our director compensation plans. In each of November 2017 and November 2018, the Governance and Nominating Committee, in consultation with Pearl Meyer, reviewed our director compensation program and determined not to recommend any changes to the Board at that time.

Elements of Outside Director Compensation

Cash Compensation

We pay cash compensation to our Outside Directors as follows:

•
Our Chair receives an annual Board retainer of $300,000, our Vice Chair receives an annual retainer of $200,000 and all other Outside Directors receive an annual retainer of $100,000, in each case payable in equal installments quarterly in advance.

•
The Chairs of the Audit and Compensation Committees each receive an annual retainer of $20,000, payable in equal installments quarterly in advance, and the members of those committees receive a per meeting attendance fee of $2,000.

•
The Chair of the Governance and Nominating Committee receives an annual retainer of $15,000, payable in equal installments quarterly in advance, and the members of that committee receive a per meeting attendance fee of $1,500.

Deferred Compensation Plan

Under the Viacom Inc. Deferred Compensation Plan for Outside Directors, Outside Directors may elect to defer their Board and Committee cash retainers and meeting fees for the upcoming calendar year. Deferred amounts are credited during a calendar quarter to an interest-bearing income account or a stock unit account in accordance with the director’s prior election.

Amounts credited to an income account bear interest at the prime rate in effect at the beginning of each calendar quarter and are paid in cash upon a director’s retirement from the Board.

Amounts credited to a stock unit account are deferred into a fixed number of fully-vested RSUs based on the value of our Class B common stock on the first day of the relevant calendar quarter. The awarded RSUs will be settled in shares of Class B common stock.

Whether paid in cash or in shares of Class B common stock, deferred amounts will be paid in either a lump sum or in three or five annual installments based on the director’s prior election, with the lump sum or initial annual installment becoming payable on the later of six months after the director leaves the Board or January 15 of the following year.

For more information on the RSUs related to deferred cash compensation held by our Outside Directors as of October 18, 2019, see footnote (4) to the “Security Ownership of Certain Beneficial Owners and Management” table.

Equity Compensation

Pursuant to the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of October 31, 2016, on January 31 of each year, our Outside Directors automatically receive an annual grant of RSUs equal in value to $175,000 based on the closing price of our Class B common stock on NASDAQ on the date of grant. The RSUs vest one year from the date of grant and are payable in shares of Class B common stock upon vesting unless the Outside Director elects to defer settlement of the RSUs to a future date. Deferred RSUs will be paid in either a lump sum or in three or five annual installments based on the director’s prior election, with the lump sum or initial annual installment becoming payable on the later of six months after the director leaves the Board or January 31 of the following year. For more information on the RSUs related to deferred annual grants of RSUs held by our Outside Directors as of October 18, 2019, see footnote (4) to the “Security Ownership of Certain Beneficial Owners and Management” table.

Dividend equivalents are credited on the RSUs each time we pay a regular cash dividend on our Class B common stock until the RSUs are settled.

Director Stock Ownership Requirement

Under our Corporate Governance Guidelines, directors are expected to own shares of Viacom stock worth three times the standard annual Board retainer (or $300,000) within three years of becoming a director. RSUs received under the Deferred Compensation Plan for Outside Directors and the RSU Plan for Outside Directors count toward fulfilling the requirement.

Director Perquisites

We generally do not provide perquisites to our directors.

We believe it is in our best interest for directors to participate in certain events throughout the year, and the Board has established a policy under which directors are allocated tickets without charge to attend specific events that have been designated as having a business purpose. Travel expenses to such events are reimbursed by us in accordance with our normal travel policies. The Governance and Nominating Committee is responsible for oversight of this policy.

Occasionally, a director’s spouse may accompany him or her to Viacom events at our request. This policy involves a de minimis or no incremental cost to us, and we believe it serves a legitimate business purpose.

Fiscal Year 2019 Director Compensation

The following table presents information on compensation for services as an Outside Director for fiscal year 2019.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	Total
Cristiana Falcone Sorrell (4)	$109,013	$174,990	$7,053	$291,056
Thomas J. May, Chair (5)	$472,013	$174,990	$—	$647,003
Judith A. McHale (6)	$283,013	$174,990	$—	$458,003
Ronald L. Nelson (7)	$274,013	$174,990	$—	$449,003
Deborah Norville (8)	$118,013	$174,990	$90	$293,093
Charles E. Phillips, Jr. (9)	$116,013	$174,990	$3,694	$294,697
Shari Redstone, Vice Chair (10)	$200,013	$174,990	$—	$375,003
Nicole Seligman (11)	$286,013	$174,990	$—	$461,003

(1)	Includes director fees for service on a non-standing committee in fiscal year 2019.

(2)
Reflects the grant date fair value of the $175,000 annual RSU award, calculated in accordance with FASB ASC Topic 718 — Stock Compensation. Grant date fair value assumptions are consistent with those disclosed in Note 14 – Equity-Based Compensation – to our Consolidated Financial Statements.

(3)
Reflects nonqualified deferred compensation only. Interest accrues on the amounts deferred under our Deferred Compensation Plan for Outside Directors at the prime rate in effect at Citibank N.A. at the beginning of each calendar quarter. The prime rate generally represents an interest rate that is more than 120% of the long-term applicable federal rate published by the Internal Revenue Service and therefore is deemed to be preferential for purposes of this table. Accordingly, we have indicated above the difference in the amount of interest accrued for each director in fiscal year 2019 compared to the interest that would have been accrued at 120% of the long-term applicable federal rate.

(4)
Ms. Falcone Sorrell deferred receipt of her cash director fees in fiscal year 2019. As of September 30, 2019, Ms. Falcone Sorrell held a total of 32,423 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

(5)
Mr. May did not defer receipt of his cash director fees in fiscal year 2019. As of September 30, 2019, Mr. May held a total of 15,820 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

(6)	Ms. McHale did not defer receipt of her cash director fees in fiscal year 2019. As of September 30, 2019, Ms. McHale held a total of 5,948 RSUs for shares of Class B common stock.

(7)
Mr. Nelson did not defer receipt of his cash director fees in fiscal year 2019. As of September 30, 2019, Mr. Nelson held a total of 10,368 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

(8)
Ms. Norville deferred receipt of her cash director fees in fiscal year 2019. As of September 30, 2019, Ms. Norville held a total of 44,776 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

(9)
Mr. Phillips deferred receipt of his cash director fees in fiscal year 2019. As of September 30, 2019, Mr. Phillips held a total of 5,155 stock options for shares of Class B common stock and 75,940 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

(10)
Ms. Redstone deferred receipt of her cash director fees in fiscal year 2019. As of September 30, 2019, Ms. Redstone held a total of 124,470 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

(11)
Ms. Seligman did not defer receipt of her cash director fees in fiscal year 2019. As of September 30, 2019, Ms. Seligman held a total of 15,820 RSUs (including vested but deferred RSUs) for shares of Class B common stock.

COMPENSATION COMMITTEE REPORT

The following Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent Viacom specifically incorporates such information by reference.

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to the Viacom Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

MEMBERS OF THE COMPENSATION COMMITTEE

Judith McHale, Chair
Thomas May
Deborah Norville
Nicole Seligman

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our NEOs and Compensation Committee

Our Fiscal Year 2019 Named Executive Officers

Our NEOs for fiscal year 2019 were:

•	Mr. Bakish, President and Chief Executive Officer, and a member of the Board;

•	Wade C. Davis, Executive Vice President, Chief Financial Officer;

•	Christa A. D’Alimonte, Executive Vice President, General Counsel and Secretary;

•	Doretha (DeDe) F. Lea, Executive Vice President, Global Government Affairs; and

•	Julia Phelps, Executive Vice President, Communications, Culture and Marketing.

Our Compensation Committee

During fiscal year 2019, the Compensation Committee (the “Committee” in this section) was comprised of Judith A. McHale (Chair), Thomas J. May, Deborah Norville and Nicole Seligman, each of whom is an independent director.

The Committee makes compensation decisions for our NEOs, our executive officers and certain other key executives. The Committee has the sole decision-making authority for the compensation of our NEOs and, under its Charter, may not delegate this authority in connection with any material element of NEO compensation.

The Committee retains the services of Pearl Meyer, an independent compensation consultant with expertise in compensation matters for media and entertainment companies. Pearl Meyer is engaged by, and reports directly to, the Committee, and the Committee has the sole authority to hire or fire Pearl Meyer and to approve its fee arrangements. Pearl Meyer assists the Compensation Committee in fulfilling its responsibilities, including advising on proposed compensation packages for top executives, compensation program design and market practices generally. A representative of Pearl Meyer attends Committee meetings, reviews compensation data with the Committee and participates in general discussions regarding executive compensation issues. The Committee has authorized Pearl Meyer to interact with management at the Committee’s direction, as needed. During fiscal year 2019, Pearl Meyer provided limited support on other compensation matters with the prior approval of the Committee. Pearl Meyer is included in discussions with management and, when applicable, the Committee’s outside legal counsel on Committee matters. The Committee has assessed the independence of Pearl Meyer pursuant to Securities and Exchange Commission rules and concluded that Pearl Meyer’s work for the Committee does not raise any conflict of interest.

The Committee also considers input from management on our executive compensation policies and programs. For our NEOs other than the Chief Executive Officer, the proposed terms of employment agreements and annual merit compensation reviews are initially discussed by the Chief Executive Officer and the Chief People Officer, with input from the executive to whom the NEO directly reports (if other than the Chief Executive Officer), and the proposed terms are presented to the Committee for consideration and approval. The Chief Executive Officer, the Chief People Officer and the Chief Financial Officer also participate in STIP and LTMIP design discussions, including forming recommendations with respect to performance targets, the results of which are presented to the Committee for consideration and determination. The Chief Executive Officer and Chief People Officer may also provide input to the Committee from time to time on benefits, retirement programs and other matters related to our Human Resources function.

While the Committee considers input from Pearl Meyer and management, all final decisions are made by the Committee in its discretion, which ultimately reflects many factors and considerations, as discussed below.

Viacom’s Performance in Fiscal Year 2019

In fiscal year 2019, we successfully executed against our strategic priorities and accelerated the evolution of Viacom for the future. See “Part I – Item 1. Business – Overview” for a detailed discussion of our performance in fiscal year 2019.

Our Rationalized Compensation Approach

Our Compensation Philosophy and Focus on Performance-Based over Fixed Compensation

We compete for talented executives globally in a highly-compensated industry, with the majority of our executives located in the New York and Los Angeles markets.

The goal of our compensation programs is to provide competitive compensation packages that (1) help ensure we have the talented executives and employees we need to achieve our strategic operating and financial goals and deliver financial returns to our stockholders over both the short term and the long term, and (2) compensate our executives and employees in a way that appropriately encourages and rewards their performance. To achieve this, our compensation packages are designed to reward (i) company performance as measured by strategic, operating and financial results, (ii) individual contributions to those results and (iii) stock price growth on both an absolute and a relative basis.

The Committee seeks to ensure that a large portion of our NEOs’ compensation is performance-based and/or equity-linked rather than fixed pay elements, and compensation levels are aligned with the company’s overall strategy. Awards are balanced between short-term and long-term compensation to incentivize our executives to achieve strong operating and financial results, while achieving long-term strategic objectives that drive stockholder value.

With each compensation decision, the Committee takes a holistic approach and considers information and recommendations from several sources. The Committee considers:

•	the executive’s individual performance and qualifications;

•	the executive’s professional experience, tenure and accomplishments at our company and/or within the industry;

•	the company’s recent performance;

•	the executive’s compensation history at our company;

•	compensation levels of executives at comparable levels within the company;

•	past and evolving practices of our media and entertainment industry peer companies and other comparable public companies;

•	competitive conditions, management development and succession planning activities;

•	input from Pearl Meyer; and

•	input from management.

The Components of our Compensation Program

Our compensation program for NEOs includes annual base salaries, a cash bonus plan that rewards annual performance, and a long-term equity plan. Our NEOs also participate in health and retirement benefits and severance and restrictive covenants generally available to other employees. Each component is designed to serve a specific purpose. Each of our NEOs has an employment agreement in which the Committee sets the components of compensation and initial compensation levels. The Committee considers each component individually and in light of the overall value of the compensation package as part of its pay-for-performance approach.

Component	Compensation Profile	Rationale
Base Salary	Fixed; Merit increases reflect performance	Rewards individual experience, performance and tenure, and considers competitive internal and external market data
Annual Cash Bonus	Performance-based	Rewards annual company operating and strategic performance and individual performance during the year
Long-Term Equity Awards	Performance-based and/or linked to stock performance
Contain multi-year vesting periods and/or performance conditions designed to motivate employees to focus on long-term growth and create stockholder value.
• Stock options: vest in equal annual installments over 4 years, and have no value if our stock price does not increase over the exercise price;
• Performance Share Units: vest at the end of a three-year performance period provided performance targets are met, and tie an executive’s compensation directly to company financial results; and
• Time-vested Restricted Share Units: vest in equal annual installments over 4 years, and support long-term retention of executive talent

Health and Retirement Benefits	Fixed
Support the health and safety of our employees and provide mechanisms for retirement savings. Our NEOs and other executives participate in the same health and retirement benefits as the rest of our employee population.

Severance and Restrictive Covenants	Contingent
NEO employment agreements provide cash payments upon termination without “cause” or resignation for “good reason” (as defined in the executive’s employment agreement) capped at two times base salary and target bonus. No severance payment is made if an employee leaves voluntarily or is terminated for “cause.” Severance protections are designed to attract and retain talent in a competitive marketplace, allow executives to think and act without the distraction of possible termination (balanced by our ability to terminate without “cause”) and provide consideration for restrictive covenants.

Base Salary

Base salaries for our NEOs and other executive officers are generally reviewed annually by the Committee and increased at its discretion if individual performance and competitive considerations warrant.

Annual Performance-Based Cash Bonus

Our annual bonuses are paid under our STIP, which is a broad-based program that we use to incentivize and reward management at all levels to obtain superior operating, strategic and individual results during a particular year. Prior to the start of each fiscal year, the Board approves a fiscal year budget that contains challenging targets to drive growth. The Committee then establishes bonus targets that are directly linked to achievement of the budget’s goals as well as specific key performance indicators and qualitative objectives. A participant’s ability to realize a bonus at target is directly linked to the company’s achievement of results at budget.

Our NEOs participate in the Senior Executive STIP, which provides that the performance goals, key performance indicators and qualitative factors for the Senior Executive STIP participants mirror those of all other Viacom executives under the STIP. The Committee determines the NEOs’ actual bonuses based on the achievement of the performance goals, key performance indicators and qualitative factors, as well as individual performance, and cash bonus amounts can range from 0% to 200% of an individual’s target annual bonus amount.

Long-Term Equity Awards

Our Long-Term Management Incentive Plan (“LTMIP”) is a broad-reaching program that motivates management to focus on long-term growth and our stock performance, while supporting long-term retention through multi-year vesting schedules for equity awards. Equity awards link the value the executive receives to the value of our company as measured by our stock price and company performance and ensures that our executives’ interests are aligned with those of our stockholders.

The Committee approves all equity awards to NEOs, including those granted to our Chief Executive Officer. The Committee determines, either by employment agreement or at the time of grant, the appropriate type, combination and value of each equity award. The target values for our NEO equity awards are specified in their employment agreements and may be increased by the Committee as part of an NEO’s annual merit review.

For fiscal year 2019, the Committee believed it was appropriate for our NEOs to receive annual equity awards comprised of a mix of stock options, PSUs and RSUs, as part of a continuing shift towards performance-based pay for the company’s leadership. In determining the appropriate mix of the awards to each NEO, the Committee considered a number of factors, including:

•	the potential dilutive effect to stockholders of RSUs versus stock options;

•	the accounting expense associated with stock options, RSUs and PSUs;

•	the desire to align executive performance with stock price performance because stock options provide no value to the NEO if the future stock price does not appreciate above the stock price at grant;

•
the degree to which the executive has corporate oversight and responsibilities, since PSUs, which are earned, in part, based on the performance of our stock relative to a broad market index at the end of a three-year period, are an effective tool to align executives with long-term objectives and shareholder value; and

•	retention value, since RSUs vest based on continued service and provide greater retention value than stock options or PSUs in down markets.

In light of Mr. Bakish’s greater responsibility for long-term business strategy and his relative ability to impact stockholder value as compared to other members of his senior management team, the Committee believed that a mix of 50% stock options and 50% PSUs for his fiscal 2019 LTMIP award appropriately balanced the goals of providing performance incentives, stockholder alignment and retention value with the cost of the awards to us.

For each of Mr. Davis and Mses. D’Alimonte, Lea and Phelps, the Committee believed that a mix of 30% stock options, 35% PSUs and 35% RSUs was the appropriate balance for their annual equity awards. The Committee believed this mix of equity incentives supported its emphasis on performance-based pay, while also providing retention value.

A Robust Clawback Policy

Since 2006, the Committee has had a policy under which it can require, at any time, any of our employees or former employees to return all or a portion of the bonus and/or equity compensation the employee receives. This can occur if any of the performance goals or quantitative factors considered in determining the amount of the award are restated in a manner that would have affected the amount if known prior to the payment or, with respect to bonus amounts, if such restatement alters the Committee’s assessment of the individual’s performance in a manner that warrants reduction. The Committee may also require employees to return certain compensation as a result of their material breach of certain restrictive covenants under various agreements. Our incentive plans expressly reserve these powers to the Committee.

Prohibition Against Pledges and Hedges of Viacom Stock

Our executive officers are prohibited from hedging or pledging any Viacom securities that they hold directly. In addition, all of our employees are prohibited from engaging in short sales of our stock and may not hedge or pledge equity compensation.

No Single Trigger Change-in-Control Provisions or Excise Tax Gross-Ups

As further discussed in the section “Payments Upon Termination or Change-In-Control,” we do not have any plans or arrangements that provide for payments or accelerated vesting of incentives solely in connection with a change in control of Viacom. We also do not provide excise tax gross-ups to any of our executives in the event of a change in control or for any other purpose.

Safeguards Regarding the Timing of Equity Grants

We protect against issues associated with timing of equity awards by granting them on an annual basis at regular Committee meetings generally scheduled more than a year in advance. The sizes of the annual equity grants, and stock option exercise prices, are determined based on the closing price of our Class B common stock on the date of grant.

For certain newly hired executives, and rarely upon entering into new or amended employment agreements with existing executives, the Committee may award off-cycle equity grants. In the case of stock options and RSUs, these grants are generally made 10 business days after the later of Committee approval, the execution of the employment agreement by both parties or commencement of employment and have an exercise price or value, as applicable, based on the closing price of our Class B common stock on the date of grant. None of the NEOs received an off-cycle equity grant in fiscal year 2019.

Prohibition Against Repricing of Stock Options

The repricing of stock options is prohibited under our LTMIP.

Significant Executive Stock Ownership

Each member of our executive team has significant Viacom equity holdings, with multi-year vesting schedules, and is, therefore, appropriately incentivized to manage the business in line with stockholders’ interests. As such, we do not feel that specified executive stock ownership requirements are necessary.

Our Stockholders’ Views

The Committee considers our stockholders’ views about our compensation program to be important when determining executive compensation. At our 2017 Annual Meeting of Stockholders, we held a stockholder advisory vote on the compensation of our NEOs, as disclosed in our 2017 proxy statement. 96% of our stockholders approved the compensation of the NEOs. The Committee has considered the results of the vote and concluded that our executive compensation program provides a competitive pay-for-performance package that effectively incentivizes our NEOs, enhances alignment with stockholder interests and encourages long-term retention. At our 2017 Annual Meeting of Stockholders, our stockholders also approved a frequency of every three years to conduct the advisory vote on executive compensation, as permitted under SEC rules.

If the pending merger with CBS is not consummated, we will hold the next advisory vote on the compensation of our NEOs at our 2020 Annual Meeting, and we will hold the next advisory vote on the frequency of the executive compensation advisory vote at our 2023 Annual Meeting.

Fiscal Year 2019 Named Executive Officer Compensation and our Pay-for-Performance Approach

Fiscal Year 2019 Named Executive Officer Compensation

Base Salary and Target Annual Cash Bonus

In fiscal year 2019, Mr. Bakish’s annual base salary remained $3,000,000 and his target annual bonus remained $7,000,000; Mr. Davis’ annual base salary remained $1,750,000 and his target annual bonus remained $2,500,000; Ms. D’Alimonte’s annual base salary was increased to $1,091,800 from $1,060,000 and her target annual bonus remained 100% of her base salary; Ms. Lea’s annual base salary remained $911,550 and her target annual bonus remained 80% of her base salary; and Ms. Phelps’ annual base salary remained $650,000 and her target annual bonus remained 75% of her base salary. The base salaries and target bonuses for these executives reflected the Committee’s evaluation of the respective NEO’s role and performance, competitive market data and other factors.

Committee Determination of Fiscal Year 2019 Bonus Awards

The Committee approves individual bonus amounts for the executives within its oversight, which includes all of the NEOs. Each NEO’s fiscal year 2019 bonus award reflects (1) a business performance multiplier that is based on achievement of company financial and qualitative performance goals and (2) an individual performance multiplier that is based on the Committee’s assessment of the executive’s performance.

Business Performance

The business performance goals for our NEOs for fiscal year 2019 related to achievement of operating income (weighted 50%), free cash flow (weighted 20%) and qualitative objectives (weighted 30%).

•
Operating income and free cash flow performance goals are used because they encourage executives to achieve superior operating results while appropriately managing costs. When setting the range of performance goals for operating income and free cash flow before the start of each fiscal year, the Committee considers our financial results from the prior year and our annual operating budget for the coming year, as approved by the Board. The budget reflects desired growth rates, strategic initiatives, the economic environment and other business fundamentals.

◦	We believe our budgeting process is rigorous and results in goals that are meaningful and challenging, the achievement of which is designed to drive stockholder value.

◦	The Committee uses this information to set operating income and free cash flow performance grids for corporate and each of the divisions.

◦
The payout range on the grids is 25% to 200% of the target annual bonus amount, with performance at budget resulting in a payout factor of 100% (before the respective weightings are applied). The Committee sets the required performance necessary to achieve a payout factor on each grid from 25% to 200% in a manner that is designed to, within reasonable limits, encourage achievement that exceeds target goals and penalize underachievement.

•	The qualitative objectives for our NEOs in fiscal year 2019 were also set before the start of the fiscal year:

◦
Implementation of Viacom’s strategic evolution to a global, multi-platform branded entertainment company, including: (a) revitalization of the Media Networks business and corresponding ratings improvement, (b) supporting growth of adjacent businesses (studio production, consumer products and live events), (c) supporting the transformation of our Ad Sales business into a solutions selling organization, and (d) identification and pursuit of compelling transactions and partnership opportunities;

◦	Continued achievement of fiscal year 2018 restructuring initiative goals and execution against fiscal year 2019 restructuring initiatives; and

◦	Developing diversity and inclusion, addressing hiring, retaining and developing diverse talent, and creating an inclusive and safe work environment.

When determining the final business performance multiplier, the Committee reviewed actual fiscal year financial performance compared to the financial goals set by the Committee prior to the commencement of the year, as well as Mr. Bakish’s and senior management’s assessment of the achievement of the qualitative objectives.

Under the STIP and Senior Executive STIP, as well as the Committee’s STIP adjustment guidelines, the Committee may consider other financial or qualitative objectives significant to the year, such as the extent to which the performance targets were met in ways that related to the fundamentals of the business and furthered our long-term interests, as well as the appropriateness of excluding unusual expenses or impacts on financial results that it believes have the effect of distorting the performance goals. The Committee monitors potential adjustment items at its regular meetings throughout the year.

For fiscal year 2019, the Committee increased, pursuant to its STIP adjustment guidelines, our operating income for STIP purposes applicable to our NEOs to $3.051 billion (from our adjusted operating income as reported in our financial statements of $2.716 billion) and increased our free cash flow for STIP purposes applicable to our NEOs to $1.435 billion (from our reported free cash flow of 1.382 billion). The adjustments principally reflected the exclusion of the impact of foreign exchange, restructuring charges and related costs, including severance charges, and programming charges at our media networks.

The following table sets forth the business performance goals that applied to our NEOs in fiscal year 2019. Based on Viacom’s financial performance for the year, the Committee determined that the business performance multiplier applicable to our NEOs for fiscal year 2019 was 113%, as shown in the table.

Performance Goals	Performance Target (in millions)	Fiscal 2019 Performance (in millions)		Resulting Performance Factor	Weighting	Weighted Performance Factor
Operating income for STIP Purposes	$3,058	$3,051		100%	50%	50%
Free cash flow for STIP Purposes	$1,302	$1,435	(1)	125%	20%	25%
Qualitative objectives	N/A	N/A		127%	30%	38%
Business performance multiplier						113%

(1)	We define free cash flow, which is a non-GAAP measure, as net cash provided by operating activities minus capital expenditures, as applicable.

Individual Performance

Once the bonus pools were established, individual bonus amounts were increased above or decreased below target based on individual performance. Mr. Bakish made specific bonus recommendations for each of the executives within the Committee’s oversight, including the NEOs, other than himself. Mr. Bakish’s fiscal year 2019 performance was assessed by the independent members of the Board, who reported to the Committee on their assessment. The Committee established final bonus amounts for each of the NEOs based on the business performance multiplier and their individual accomplishments.

In addition to the accomplishments and other considerations discussed earlier in this section:

•	Mr. Bakish continued to provide strategic leadership and management for our company during a uniquely challenging time of uncertainty and transition. He and his senior executive team:

◦
executed a turnaround in domestic advertising revenues, achieving full-year growth for the first time in six years, and accelerated AMS’s contribution to domestic advertising revenues, with AMS revenues up approximately 76% year-over-year to approximately $600 million;

◦
advanced Viacom’s partnership-focused distribution strategy by securing a number of key renewals, including with the National Cable Television Cooperative (NCTC) and AT&T, resulting in full-year growth in domestic affiliate revenues;

◦	delivered total portfolio audience share growth for fiscal year 2019, despite challenging industry trends;

◦	delivered growth in full-year adjusted operating income at Paramount for the first time in four years;

◦	strengthened Viacom’s balance sheet by focusing on deleveraging initiatives, stabilizing the company’s credit outlook;

◦
guided the evolution of Viacom’s direct-to-consumer offerings, acquiring Pluto TV, which is currently the leading free streaming TV platform in the U.S. with approximately 20 million monthly active users, and strengthening the company’s SVOD offerings with the launch of BET+;

◦
advanced VDS’s growth in mobile-first content for consumption across leading social platforms, which has built loyalty for, and engagement with, Viacom’s flagship brands, driving year-over-year increases in Viacom’s aggregate number of social video views and minutes views, resulting in Viacom reaching number five on the Tubular Media and Entertainment Index for September 2019;

◦	built upon Paramount Television’s successes by expanding Viacom’s studio production business at MTV, Nickelodeon and VIS;

◦
advanced Viacom’s live events and consumer products business, with more than four million fans attending the company’s live events globally in fiscal year 2019, and adding Garfield to the company’s consumer products portfolio;

◦
prioritized a strengthened Company culture, including through Viacom’s inaugural Spark event, our global summit to equip, engage and inspire our employees to thrive in our quickly changing business, and employee-facing corporate responsibility initiatives, including driving 5,000 hours donated by employees through Viacom’s Talent for Good program and driving 6,000 employees in 25 countries to participate in Viacommunity Day, Viacom’s global day of service; and

◦	advanced diversity and inclusion initiatives, both with employees, including through Viacom’s first ever inclusion week, and among business partners and suppliers.

•	Mr. Davis participated in and advised the senior management team, led and continues to lead the company through a critical transition, and:

◦	provided leadership of the company’s finance, corporate development, data, investor relations and technology functions;

◦	played a pivotal role in accelerating AMS’s contribution to domestic advertising revenues, with AMS revenues up approximately 76% year-over-year to approximately $600 million;

◦
managed the evolution of Viacom’s direct-to-consumer offerings, including the acquisition of Pluto TV, which is currently the leading free streaming TV platform in the U.S. with approximately 20 million monthly active users, and strengthening the company’s SVOD offerings with the launch of BET+;

◦	played an integral role in the strategic assessment and due diligence related to our pending merger with CBS;

◦	oversaw a variety of other potential and completed transactions;

◦	managed the company’s data strategy in developing new systems and tools for audience measurement and engagement;

◦	led various initiatives to manage the company’s leverage;

◦	led the financial team in overseeing financial performance and capital structure and continued to strengthen and streamline our finance organization and processes; and

◦	contributed to the company’s successful renewals and commercial relationships with distribution partners.

•	Ms. D’Alimonte participated in and advised the senior management team, led and continues to lead the company through a critical transition, and:

◦
provided expert counsel to the Board and senior management on a wide variety of complex legal matters, including with respect to corporate governance, risk management, key strategic transactions and critical renewals and commercial relationships with distribution partners;

◦	provided strategic leadership to the company’s litigation team, which resolved a number of key litigations on terms favorable to the company;

◦	led the company’s human resources and security function, and led the company’s talent management strategy, including several leadership transitions and a myriad of other organizational changes;

◦	led the company’s CORE Services function;

◦
provided expert counsel on many of the company’s environmental, social and governance initiatives, including through her counsel to our Governance and Nominating Committee, which is charged with overseeing Viacom’s handling of environmental, social and governance issues; and her leadership position on the company’s Global Inclusion Advisory Committee and our companywide pro bono initiatives; and

◦	played an integral role in the strategic assessment and due diligence related to our pending merger with CBS and in preparation for a successful closing of the merger.

•	Ms. Lea participated in and advised the senior management team, led and continues to lead the company through a critical transition, and:

◦
provided leadership of the company’s worldwide government relations function, overseeing the development and execution of government relations strategy for the company both domestically and internationally;

◦	advocated public policy positions for the content distribution and film industries at the international, national, state and local levels;

◦	worked extensively on television and film production tax credits; and

◦	provided political, policy and regulatory expertise to our executives, including strategic regulatory advice with respect to acquisitions and other strategic investments.

•	Ms. Phelps participated in and advised the senior management team, led the company through a critical transition, and:

◦	provided leadership of the company’s corporate communications, corporate marketing, special events and creative services groups;

◦	led the company’s environmental, social and governance initiatives, including its vast array of corporate social responsibility programs;

◦	led the restoration of a vibrant corporate culture through signature initiatives such as Spark and our first ever inclusion week; and

◦	managed our extensive communications efforts in connection with our pending merger with CBS.

Each NEO’s definitive performance multiplier used to determine his or her bonus was 113% - the product of the NEO’s business performance multiplier (113%, in each case) and individual performance multiplier (100%, in each case).

Equity Awards

In fiscal year 2019, Mr. Bakish’s annual target equity award remained $10,000,000; Mr. Davis’s annual target equity award was increased to $2,750,000; Ms. D’Alimonte’s target annual equity award remained $1,100,000; Ms. Lea’s annual target equity award remained $750,000; and Ms. Phelps’ annual target equity award remained $500,000. The annual target equity awards for these executives reflected the Committee’s evaluation of the respective NEO’s role and performance, competitive market data and other factors.

Our fiscal year 2019 equity awards were granted to the NEOs on November 30, 2018.

NEO	Award Type	Award Percentage of Target Value	Number of Class B Shares Underlying Award (1)	Vesting or Performance Period	Exercise Price/Performance Conditions (2)
Robert M. Bakish	Stock Options	50%	683,995	4 years	$30.86
	PSUs	50%	156,181	3 years	EPS performance (75%) and TSR performance relative to S&P 500 companies (25%)
Wade C. Davis	Stock Options	30%	112,859	4 years	$30.86
	RSUs	35%	31,189	4 years	Time-vesting only
	PSUs	35%	30,065	3 years	EPS performance (75%) and TSR performance relative to S&P 500 companies (25%)
Christa A. D'Alimonte	Stock Options	30%	45,144	4 years	$30.86
	RSUs	35%	12,476	4 years	Time-vesting only
	PSUs	35%	12,026	3 years	EPS performance (75%) and TSR performance relative to S&P 500 companies (25%)

NEO	Award Type	Award Percentage of Target Value	Number of Class B Shares Underlying Award (1)	Vesting or Performance Period	Exercise Price/Performance Conditions (2)
Doretha (DeDe) F. Lea	Stock Options	30%	28,728	4 years	$30.86
	RSUs	35%	7,939	4 years	Time-vesting only
	PSUs	35%	7,653	3 years	EPS performance (75%) and TSR performance relative to S&P 500 companies (25%)
Julia Phelps	Stock Options	30%	20,520	4 years	$30.86
	RSUs	35%	5,671	4 years	Time-vesting only
	PSUs	35%	5,466	3 years	EPS performance (75%) and TSR performance relative to S&P 500 companies (25%)

(1)
The number of stock options granted is determined using the Black-Scholes valuation method on the date of grant. Stock options have an eight-year term until expiration. The number of RSUs granted is determined by dividing the value of the award by the closing market price of our Class B common stock on November 30, 2018, which was the date of grant ($30.86). For PSUs, the number shown in the above table equals the target number of PSUs awarded, and was determined using the target value for each NEO and, for the TSR shares, the grant date fair value on November 30, 2018 (the date of grant) and, for the EPS shares, the fair market value (the closing price of the Class B common stock of $30.86 per share) on the date of grant.

(2)	Stock option exercise price is equal to the closing market price of our Class B common stock on the date of grant ($30.86).

Performance Share Units

PSU awards are made in the form of a target grant. The target number of PSUs awarded to an executive in fiscal year 2019 was equal to the target award value for each NEO divided by, for the TSR shares, the grant date fair value on November 30, 2018 (the date of grant) and, for the EPS shares, the fair market value (the closing price of the Class B common stock) on the date of grant.

The number of shares of Class B common stock an executive can ultimately receive at the end of the measurement period depends on the company’s performance against pre-determined performance targets. In fiscal year 2019, these performance targets were designed to incentivize our senior executives to achieve our internal financial goals through effective implementation of the company’s strategy. The Committee determined to make (i) 75% of the target award dependent on the achievement of the company’s adjusted diluted earnings per share from continuing operations (“EPS”) for our fiscal year ended September 30, 2019 against target and (ii) 25% of the award based on the percentile ranking of the TSR of our Class B common stock measured against the external metric of TSR performance of the of common stock of the companies comprising the S&P 500 Index (“the reference group”). This design provides senior executives with a clear understanding of and a better ability to impact the performance results and the ultimate payout of the award. The EPS goal is a one-year goal because the Committee determined that performance against fiscal year 2019 EPS is critical to the Company’s long-term value, while establishing a longer-term financial goal was not feasible due to the uniquely challenging time of uncertainty and transition. However, no payout is made to an NEO until after the end of the three-year PSU period.

The maximum payout is 200% of the target award, and executives are required to hold any shares resulting from settlement of the PSUs for a period of six months.

The payout schedules for the award are as follows:

TSR Relative to		Adjusted Diluted EPS from

S&P 500	+	Continuing Operations

FY 2019-2021		vs Target for FY 2019

25% of PSU Target Value		75% of PSU Target Value

Example assuming 100,000 target PSUs (25,000 target TSR shares and 75,000 target EPS shares):

	TSR Percentile	PSUs Earned		EPS vs. Target	PSUs Earned
		% of Target	# of PSUs		% of Target	# of PSUs
Below Threshold	<25th	0%	0	<80%	0%	0
Threshold	25th	25%	6,250	80%	50%	37,500
Target	50th	100%	25,000	100%	100%	75,000
Max	100th	200%	50,000	≥120%	200%	150,000
For achievement at intermediate points between threshold and target or between target and max, the number of shares to be delivered will be interpolated.

Compensation Decisions Reflected our Pay-For-Performance Approach

The tables below compare target compensation for our NEOs for fiscal year 2019 to actual compensation and show how much of our NEO compensation is performance-based and/or equity-linked, in each case demonstrating the impact of our pay-for-performance approach.

Percentage of Total Compensation that is Performance-Based and/or Equity-Linked

The following table shows the percentage of each NEO’s total target compensation that is performance-based and/or equity-linked.

	Employment Agreement Terms — Fiscal Year 2019
NEO	Base Salary	Target Bonus	Target Annual Equity Award Value (1)	Target Compensation	% of Target Compensation That Is Performance- Based and/or Equity-Linked (2)
Robert M. Bakish	$3,000,000	$7,000,000	$10,000,000	$20,000,000	85%
Wade C. Davis	1,750,000	2,500,000	2,750,000	7,000,000	75%
Christa A. D'Alimonte	1,091,800	1,091,800	1,100,000	3,283,600	67%
Doretha (DeDe) F. Lea	911,550	729,240	750,000	2,390,790	62%
Julia Phelps	650,000	487,500	500,000	1,637,500	60%

(1)
Mr. Bakish received his target annual equity awards in the form of stock options and PSUs and Mr. Davis and Mses. D’Alimonte, Lea and Phelps received their target annual equity awards in the form of stock options, PSUs and RSUs. There is no guarantee that the executives will realize the target value of their equity awards, as the amount the executive ultimately realizes will depend on the market value of our stock at the time of exercise or settlement and, in the case of PSUs, our performance over the three-year performance period.

(2)
Performance-based compensation includes target annual bonus amounts, stock options and PSU awards, each of which represents a form of compensation for which a set level of company or stock performance is required to realize compensation from the award. Equity-linked compensation includes RSUs, for which continued employment is the sole criterion for receipt, but which have a value to the NEO that fluctuates with our stock price.

Target Versus Actual Bonus Amounts

The following table shows our NEOs’ target and actual annual bonus amounts for each of fiscal years 2019, 2018 and 2017, illustrating how performance and other considerations that are reflected in the Committee’s decisions can result in the achievement of actual bonus amounts at, above and below target.

	FY 2019		FY 2018		FY 2017
NEO	Actual Bonus	Target Bonus	Actual Bonus	Target Bonus	Actual Bonus	Target Bonus
Robert M. Bakish	$7,910,000	$7,000,000	$9,376,640	$7,000,000	$7,000,000	$7,000,000
Wade C. Davis	2,825,000	2,500,000	2,990,000	2,500,000	2,500,000	2,500,000
Christa A. D'Alimonte	1,233,734	1,091,800	1,267,760	1,060,000	757,692	757,692
Doretha (DeDe) F. Lea	824,041	729,240	933,223	729,240	708,000	708,000
Julia Phelps	550,875	487,500	–	–	–	–

Additional Detail Regarding Compensation Program Design

Use of Employment Agreements and Severance and Restrictive Covenants

Employment agreements are standard in our industry for top executives and are important for recruiting purposes as well as for their restrictive and other covenants. Each of our NEOs has an employment agreement in which the Committee sets the components of compensation and initial compensation levels. Compensation levels are generally reviewed annually to ensure they continue to reflect the executive’s performance as well as remain competitive.

The Committee believes that providing certain severance benefits is important to attract and retain high-caliber executives in our industry and provide consideration for the executive’s commitments under the employment agreement.

Our NEO employment agreements provide for cash payments upon termination without “cause” or resignation for “good reason” (as defined in the employment agreements). These payments are capped at the lesser of two times the sum of the annual base salary and target bonus amount in the year of termination or the remaining cash compensation payable under the agreement. No payment is made if an employee leaves voluntarily or is terminated for “cause.”

Receipt of severance is conditioned on the employee’s signing a release of claims and continuing compliance with certain restrictive and other covenants. Typical post-termination covenants in our employment agreements include commitments not to compete with our company during the term of the agreement, not to solicit our employees to leave our company within a specified time frame, and to cooperate with Viacom and its attorneys in connection with legal matters.

In addition to our NEO employment agreements, our NEOs participate in the Viacom Inc. Executive Retention Plan for Section 16 Officers (the “retention plan”). The retention plan replaces the employment agreement terms with respect to severance and other benefits in the event of an NEO’s termination of employment without “cause” or resignation for “good reason” prior to the second anniversary of the closing of the merger.

The key terms of our NEO employment agreements are described in the narrative following the “Fiscal Year 2019 Summary Compensation Table.” Additional terms of our NEO employment agreements, as well as the retention plan, are described in the section “Payments Upon Termination or Change-In-Control.” “Payments Upon Termination or Change-In-Control” also includes detail on the severance obligations we may have to our NEOs upon termination of employment.

Benefits

We provide traditional benefit plans and programs to our executives and employees on the same relative basis with few exceptions, which are described under “Perquisites” below. These plans include:

•	a tax-qualified defined contribution 401(k) Plan, with a company match and profit-sharing contributions, and an Excess 401(k) Plan with a company match;

•	a tax-qualified defined benefit Pension Plan (frozen as of December 31, 2012) and a related Excess Pension Plan (frozen as of April 1, 2009);

•	a bonus deferral plan, which allows an executive to defer a portion of his or her annual cash bonus amount; and

•	health coverage, life insurance, disability benefits and other similar benefits.

For more detail on our benefit plans, see the narratives following the “Fiscal Year 2019 Pension Benefits” and “Fiscal Year 2019 Nonqualified Deferred Compensation” tables.

Perquisites

We generally provide few perquisites to our NEOs. However, we and the Committee believe that limited perquisites are appropriate. We report perquisites in footnote (4) to the “Fiscal Year 2019 Summary Compensation Table.” The executives are taxed as appropriate on these perquisites, and we do not gross up our NEOs for these or any other taxes.

The Entertainment Industry and Use of Peer Company Data

The Committee considers information about the practices of our media and entertainment industry peer companies and other comparable public companies, as well as evolving market practices, because it believes that reviewing this information is appropriate to ensure that it makes informed compensation decisions. The Committee does not benchmark the compensation of any executive over which it has oversight to any particular percentile, or range of percentiles, of peer company data. Rather, the Committee considers the compensation levels for similar executive positions at our peer companies as only one factor in its decision-making process, since the structure and organization of other companies, as well as the duties, responsibilities, tenure and talents of their executives, often vary considerably.

During fiscal year 2019, Pearl Meyer advised the Committee based on an analysis of information about the other major diversified media and entertainment industry companies: CBS Corporation, Comcast Corporation, Discovery Communications, The Walt Disney Company, Twenty-First Century Fox, Inc. and Time Warner Inc The Committee also considered advice based on a broad industry peer group, which was comprised of the following companies in fiscal year 2019: Altria Group, Inc., AT&T Inc., CBS Corporation, Cisco Systems, Inc., The Coca-Cola Company, Comcast Corporation, Dell, Inc., Discovery Communications, General Electric Company, HP Inc., International Business Machines Corporation, PepsiCo, Inc., The Procter & Gamble Company, Twenty-First Century Fox Inc., Sprint Corporation, TEGNA Inc., Verizon Communications Inc. and The Walt Disney Company.

In addition, the Committee generally monitors compensation best practices and considers alternatives for compensation program design using the Committee members’ own experience and judgment, as well as by reference to the experience and practices of other large public companies and expert commentary. The Committee does not refer to any set group of companies for this purpose.

Tax Deductibility of Performance-Based Compensation and Other Tax Considerations

Where appropriate, and after taking into account various considerations, we generally structure our executive employment agreements and compensation programs to allow us to take a tax deduction for the compensation we pay to our executives.
Any individual base salary we pay over $1,000,000 is not tax deductible.

In addition, our stock option and PSU grants under the LTMIP contain performance and/or market conditions and are designed to be Section 162(m) compliant. RSUs with time-vesting only are not tax deductible to the extent they result in compensation that exceeds the $1,000,000 limit under Section 162(m).

Our deferred compensation arrangements, including those in our employment agreements and compensation and benefit plans, are designed to comply with Section 409A of the Internal Revenue Code.

NEOs’ Post-Merger Employment Agreements

As previously disclosed, Mr. Bakish and Mses. D’Alimonte, Lea and Phelps have entered into new employment agreements that will become effective upon the closing of the pending merger with CBS.

Transaction Bonus and Non-Competition Agreement

As previously disclosed, in connection with the merger, Mr. Davis has entered into a Transaction Bonus and Non-Competition Agreement. “Payment Upon Termination or Change-in-Control” includes details on the obligations we may have to Mr. Davis under this agreement.

Fiscal Year 2019 Summary Compensation Table

The following table presents information on the total compensation for our NEOs in fiscal years 2019, 2018 and 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Robert M. Bakish President and Chief Executive Officer	2019	$3,000,000	$8,001,677		$5,000,003	$7,910,000	$360,546	$78,732	$24,350,958
	2018	$3,000,000	$2,499,880		$4,999,997	$9,376,640	$—	$78,644	$19,955,161
	2017	$2,769,231	$5,795,228	(5)	$4,675,003	$7,000,000	$8,650	$67,046	$20,315,158
Wade C. Davis Executive Vice President, Chief Financial Officer	2019	$1,750,000	$2,397,775		$824,999	$2,825,000	$90,523	$29,255	$7,919,571
	2018	$1,750,000	$1,181,247		$675,001	$3,490,000	$—	$27,840	$7,124,088
	2017	$1,750,000	$1,350,015		$900,001	$2,500,000	$290	$25,638	$6,525,944
Christa A. D'Alimonte Executive Vice President, General Counsel and Secretary	2019	$1,083,116	$938,108		$330,003	$1,233,734	$—	$26,818	$3,613,798
	2018	$1,043,846	$581,553		$378,467	$1,767,760	$—	$25,638	$3,797,264
	2017	$822,933	$480,007		$320,001	$757,692	$—	$25,494	$2,406,127
Doretha (DeDe) F. Lea Executive Vice President, Global Government Affairs	2019	$911,550	$637,112		$210,002	$824,041	$272,061	$26,942	$2,883,727
	2018	$904,402	$367,496		$210,002	$933,223	$—	$24,592	$2,439,715
	2017	$875,577	$420,014		$280,002	$708,000	$6,477	$28,761	$2,318,831
Julia Phelps Executive Vice President, Communications, Culture and Marketing	2019	$650,000	$434,044		$150,001	$550,875	$13,465	$15,156	$1,815,560

(1)
Reflects the aggregate grant date fair value of the equity awards granted in the respective year calculated in accordance with FASB ASC Topic 718 – Stock Compensation, not including assumed forfeitures. Includes annual equity awards granted under our LTMIP as part of our annual equity program. See “Compensation Discussion & Analysis” for a detailed discussion of our equity program and the individual awards. Grant date fair value assumptions are consistent with those disclosed in the Equity-Based Compensation Note to our Consolidated Financial Statements in this Annual Report on Form 10-K and those for fiscal years 2018 and 2017.

(2)	Reflects annual cash bonus amounts under the Senior Executive STIP for performance during the respective year.

(3)
For fiscal years 2019 and 2017, figures reflect change in pension value only.  For fiscal year 2018, each of the NEOs who had an accumulated pension benefit had a negative change in pension value as follows: $(44,699) for Mr. Bakish, $(15,297) for Mr. Davis and $(36,967) for Ms. Lea.

(4)	All Other Compensation includes the following amounts received in fiscal year 2019 by the NEOs:

	Additional Compensation				Perquisites
	Company Match in 401(k) Plan	Company Match in Excess 401(k) Plan	Profit Sharing Plan in 401(k) Plan	Life Insurance (a)	Car Service (b)	Total
Robert M. Bakish	$8,608	$13,067	$5,156	$6,300	$45,601	$78,732
Wade C. Davis	$8,608	$13,067	$5,156	$2,424	$—	$29,255
Christa A. D'Alimonte	$7,487	$14,175	$5,156	$—	$—	$26,818
Dorethea (DeDe) F. Lea	$13,786	$8,000	$5,156	$—	$—	$26,942
Julia Phelps	$14,000	$—	$5,156	$—	$—	$15,156

(a)
Represents the incremental cost of the life insurance policy we provide in accordance with the terms of each NEO’s respective employment agreement above the cost of life insurance that we provide to employees generally.

(b)
Represents incremental costs in connection with personal use of car service, including amounts attributable to commuting expenses. For security reasons, we provide Mr. Bakish with a car and driver in New York for use by him and other executives.

An executive’s spouse or other guests may accompany him or her on business travel, including travel on company aircraft, in company-paid car service, and sharing a hotel room. No amounts are included in the table above for such events since there is little or no incremental cost to us. Other items that may be considered perquisites and for which there is a de minimis or no incremental cost to us include meals provided by our corporate kitchen upon an executive’s request (we do not have an executive dining room), access to the executive fitness room (non-staffed) and occasional receipt of tickets, DVDs and other merchandise related to our businesses.

(5)
Reflects the fair value of Mr. Bakish’s PSUs on the date of grant of January 9, 2017, as described in footnote (1). The number of PSUs comprising Mr. Bakish’s target award was determined using the target value of $3,375,000 and the fair value on January 3, 2017, which was the first business day of the performance period, which resulted in an incremental $470,239 in value to Mr. Bakish.

Compensation of Viacom’s Named Executive Officers

Robert M. Bakish

Mr. Bakish has been our President and Chief Executive Officer, and a member of the Board, since December 12, 2016. Prior to that, he served as Acting President and Chief Executive Officer of Viacom, beginning November 15, 2016. Mr. Bakish joined Viacom in 1997 and has held leadership positions throughout the organization, including serving as President and Chief Executive Officer of VIMN and its predecessor company, MTV Networks International, from 2007 to 2016.

In connection with his appointment as President and Chief Executive Officer, we entered into a new employment agreement with Mr. Bakish, with an employment term through December 31, 2019, an annual base salary of $3,000,000, a target annual bonus of $7,000,000 and a target annual equity award of $10,000,000.

Mr. Bakish’s compensation reflects the Compensation Committee’s evaluation of Mr. Bakish’s performance, competitive market data and other factors.

Wade C. Davis

Mr. Davis has been our Executive Vice President, Chief Financial Officer since November 2012. Prior to that, he served as Executive Vice President, Strategy and Corporate Development beginning in August 2009, as Senior Vice President, Mergers & Acquisitions and Strategic Planning from January 2007 to August 2009 and as Senior Vice President of Mergers & Acquisitions beginning January 1, 2006.

Effective November 27, 2014, we entered into a new employment agreement with Mr. Davis, with an employment term through November 26, 2018, an annual base salary of $1,350,000, a target annual bonus of $2,000,000 and a target annual equity award of $1,650,000. In connection with an expansion of his role and increased responsibilities, effective May 11, 2015, Mr. Davis’ annual base salary was increased to $1,750,000, his target annual bonus amount was increased to $2,500,000 and his target annual equity award was increased to $2,250,000. Effective November 1, 2018, we entered into a letter agreement with Mr. Davis, extending Mr. Davis’s term of employment to November 30, 2019 and increasing his target annual equity award to $2,750,000.

Mr. Davis’ compensation reflects the Compensation Committee’s evaluation of Mr. Davis’ performance, competitive market data and other factors.

Christa A. D’Alimonte

Ms. D’Alimonte has been our Executive Vice President, General Counsel and Secretary since April 15, 2017. Prior to that, she served as our Senior Vice President, Deputy General Counsel and Assistant Secretary beginning in November 2012.

In connection with her appointment as Executive Vice President, General Counsel and Secretary, we entered into a new employment agreement with Ms. D’Alimonte, with an employment term through April 14, 2020, an annual base salary of $1,000,000, a target annual bonus of 100% of base salary and a target annual equity award of $800,000. Effective January 1, 2018, Ms. D’Alimonte’s annual base salary was increased to $1,060,000 and her target annual equity award was increased to $1,100,000, and effective January 1, 2019, her annual base salary was increased to $1,091,800.

Ms. D’Alimonte’s compensation reflects the Compensation Committee’s evaluation of her performance, competitive market data and other factors.

Doretha (DeDe) F. Lea

Ms. Lea has been our Executive Vice President, Global Government Affairs since January 2013, having previously served as Executive Vice President, Government Relations of Viacom and Former Viacom beginning in November 2005. Prior to that, she was Senior Vice President, Government Relations of our predecessor beginning in September 2005.

Effective November 14, 2016, we entered into a new employment agreement with Ms. Lea, with an employment term through September 30, 2020, an annual base salary of $850,000, a target annual bonus of 80% of her base salary and a target annual equity award of $700,000. Effective January 1, 2017, her annual base salary was increased to $885,000, and effective January 1, 2018, her annual base salary was increased to $911,550.

Ms. Lea’s compensation reflects the Compensation Committee’s evaluation of Ms. Lea’s performance, competitive market data and other factors.

Julia Phelps

Ms. Phelps has been our Executive Vice President, Communications, Culture and Marketing since August 2017, having previously served as Senior Vice President, Communications and Culture beginning in April 2017. Prior to that, she served as Executive Vice President of Communications for Viacom International Media Networks beginning in January 2012, after having served as Vice President of Corporate Communications for Viacom.

In connection with her appointment as Executive Vice President, Communications, Culture and Marketing, we entered into a new employment agreement with Ms. Phelps, with an employment term through January 31, 2020, an annual base salary of $600,000, a target annual bonus of 65% of her base salary and a target annual equity award of $400.000. Effective August 1, 2018, Ms. Phelps’ annual base salary was increased to $650,000, her target annual bonus was increased to 75% of her base salary and her target annual equity award was increased to $500,000.

Ms. Phelps’ compensation reflects the Compensation Committee’s evaluation of Ms. Phelps’ performance, competitive market data and other factors.

Generally Applicable Employment Agreement Provisions

The employment agreements of Messrs. Bakish and Davis and Mses. D’Alimonte, Lea and Phelps generally permit the executive to participate in all arrangements for benefits, business expenses and perquisites available to senior executives of Viacom.

Provisions on termination of employment under various circumstances, including treatment of equity awards and other holdings and applicable restrictive covenants, are discussed in the section entitled “Payments Upon Termination or Change-In-Control.”

Additional detail on the compensation of our NEOs, including decisions made on fiscal year 2019 compensation, can be found in the section entitled “Compensation Discussion and Analysis.”

Fiscal Year 2019 Grants of Plan-Based Awards

The table below presents information on estimated future payouts to our NEOs of equity grants under our LTMIP in fiscal year 2019 and non-equity incentive compensation plan awards under our Senior Executive STIP. The PSU awards for fiscal year 2019 were granted on November 30, 2018 and have a three-year performance period beginning October 1, 2018. The table also includes a portion of the target fiscal year 2018 PSU awards, which were granted on November 20, 2017, representing grants upon the Compensation Committee’s approval of the performance goals for the two-year period ending September 30, 2020.

	Grant Date	Date of Board Action, if Different From Grant Date (1)				Type Of Award				All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price if Option Awards ($/Sh)	Grant Date Fair Value of Stock and Stock Option Awards ($) (5)	Intrinsic Value of Option Awards; Value of Stock Awards (6)

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name			Threshold ($) (2)	Target ($)	Maximum ($)		Threshold (#)(3)	Target (#)	Maximum (#)
Robert M. Bakish	11/20/17	11/9/17				PSU (EPS)	47,767	95,534	191,068				$3,001,678	$2,295,682
	11/30/18	11/19/18				PSU (EPS)	60,759	121,517	243,034				$3,750,015	$2,920,054
						PSU (TSR)	8,666	34,664	69,328				$1,249,984	$832,976
						SO					683,995	$30.86	$5,000,003	$—
			$1,750,000	$7,000,000	$14,000,000
Wade C. Davis	11/20/17	11/9/17				PSU (EPS)	7,524	15,047	30,094				$472,777	$361,579
	11/30/18	11/19/18				PSU (EPS)	11,696	23,392	46,784				$721,877	$562,110
						PSU (TSR)	1,668	6,673	13,346				$240,628	$160,352
						RSU; SO				31,189	112,859	$30.86	$1,787,492	$749,472
			$625,000	$2,500,000	$5,000,000

	Grant Date	Date of Board Action, if Different From Grant Date (1)				Type Of Award				All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price if Option Awards ($/Sh)	Grant Date Fair Value of Stock and Stock Option Awards ($) (5)	Intrinsic Value of Option Awards; Value of Stock Awards (6)

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name			Threshold ($) (2)	Target ($)	Maximum ($)		Threshold (#)(3)	Target (#)	Maximum (#)
Christa A. D'Alimonte	11/20/17	11/9/17				PSU (EPS)	2,675	5,350	10,700				$168,097	$128,561
	11/30/18	11/19/18				PSU (EPS)	4,679	9,357	18,714				$288,757	$224,849
						PSU (TSR)	667	2,669	5,338				$96,244	$64,136
						RSU; SO				12,476	45,144	$30.86	$715,012	$299,798
			$272,950	$1,091,800	$2,183,600
Doretha (DeDe) F. Lea	11/20/17	11/9/17				PSU (EPS)	2,341	4,682	9,364				$147,108	$112,508
	11/30/18	11/19/18				PSU (EPS)	2,977	5,954	11,908				$183,740	$143,075
						PSU (TSR)	425	1,699	3,398				$61,266	$40,827
						RSU; SO				7,939	28,728	$30.86	$454,999	$190,774
			$182,310	$729,240	$1,458,480
Julia Phelps	11/20/17	11/9/17				PSU (EPS)	1,338	2,675	5,350				$84,049	$64,280
	11/30/18	11/19/18				PSU (EPS)	2,127	4,253	8,506				$131,248	$102,200
						PSU (TSR)	303	1,213	2,426				$43,741	$29,148
						RSU; SO				5,671	20,520	$30.86	$325,008	$136,274
			$121,875	$487,500	$975,000

(1)	Date of Compensation Committee approval of awards.

(2)	Threshold amount is equal to 25% of the target award, which is the minimum amount that could be paid if any bonus amount were earned. Performance below the 25% threshold earns a bonus amount of $0.

(3)
For PSUs, the threshold amount is equal to 25% of the target award, which is the minimum amount that will be paid if the market condition for the PSU awards is met, and the maximum award is 200% of the target award. The target number of PSUs was determined by dividing the target value of the award by, for the TSR shares, the grant date fair value on November 30, 2018 (the date of grant) and, for the EPS shares, the fair market value (the closing price of the Class B common stock) on the date of grant.

(4)
The number of RSUs granted is determined by dividing the target value of the award by the closing market price of our Class B common stock on the date of grant. The number of stock options granted is determined using the Black-Scholes valuation method on the date of grant.

(5)
Grant date fair value assumptions are consistent with those disclosed in the Note 14 – Equity-Based Compensation – to our Consolidated Financial Statements. For PSUs, the grant date fair value takes into consideration the performance and/or market conditions applicable to the grant, and makes certain assumptions about the performance of our stock and that of the companies in the reference group for PSUs over the measurement period. Factors such as market volatility and/or possibility of a payout above target can cause dramatic changes in the accounting expense for PSUs. Accordingly, the expense shown in this column may be significantly higher than the value of the awards determined in accordance with the respective NEO employment agreements.

(6)
We believe it is relevant for investors’ understanding of our NEOs’ compensation to present the current value of the awards compared to the grant date fair value, which is the total accounting expense for the fiscal year 2019 awards that we will recognize over a period of years. This information is for illustrative purposes to demonstrate the compensation the executive might realize from the awards if they were vested and settled or, for stock options, vested and exercised, using our Class B common stock price of $24.03 as of September 30, 2019. The actual market value of the awards fluctuates daily with the price of our stock. In addition, our stock options and RSUs vest over a period of four years and our PSUs have measurement periods of three years; therefore, it is impossible to predict what their actual value will be upon vest.

Outstanding Equity Awards at Fiscal Year End

The following table presents information on the outstanding equity awards, including which portions were vested or unvested, held by our NEOs as of September 30, 2019. Market value amounts are based on the closing price of our Class B common stock of $24.03 on September 30, 2019.

		Option Awards					Stock Awards
Name	Award Date	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Robert M. Bakish	05/23/2012	79,051	0		$47.2100	05/23/2020
	05/22/2013	61,444	0		$69.5600	05/22/2021
	05/21/2014	48,309	0		$84.4600	05/21/2022
	05/20/2015	73,193	0		$65.9200	05/20/2023
	05/18/2016	78,034	26,012	(1)	$38.8600	05/18/2024
	11/10/2016	64,166	64,166	(5)	$38.0100	11/10/2024
	01/09/2017	168,750	168,750	(6)	$38.3400	01/09/2025
	11/20/2017	183,553	550,661	(7)	$26.1700	11/20/2025
	11/30/2018	0	683,995	(4)	$30.8600	11/30/2026
	05/18/2016						8,685	(8)	$208,701
	11/10/2016						25,651	(12)	$616,394
	01/09/2017									20,660	(13)	$496,460
	11/20/2017									133,085	(14)	$3,198,027
	11/30/2018									160,562	(15)	$3,858,311
Wade C. Davis	05/23/2012	16,799	0		$47.2100	05/23/2020
	05/22/2013	36,866	0		$69.5600	05/22/2021
	05/21/2014	28,986	0		$84.4600	05/21/2022
	05/20/2015	82,342	0		$65.9200	05/20/2023
	05/18/2016	78,034	26,012	(1)	$38.8600	05/18/2024
	05/18/2017	65,982	65,983	(2)	$33.9900	05/18/2025
	01/31/2018	17,132	51,396	(3)	$33.4200	01/31/2026
	11/30/2018	0	112,859	(4)	$30.8600	11/30/2026
	05/18/2016						8,865	(8)	$208,701
	05/18/2017						19,859	(9)	$477,212
	01/31/2018						17,673	(10)	$424,682
	11/30/2018						31,189	(11)	$749,472
	11/20/2017									20,961	(14)	$503,687
	11/30/2018									30,908	(15)	$742,725
Christa A. D'Alimonte	05/22/2013	7,680	0		$69.5600	05/22/2021
	05/21/2014	6,039	0		$84.4600	05/21/2022
	05/20/2015	10,979	0		$65.9200	05/20/2023
	05/18/2016	10,404	3,469	(1)	$38.8600	05/18/2024
	05/18/2017	23,460	23,461	(2)	$33.9900	05/18/2025
	01/31/2018	9,605	28,818	(3)	$33.4200	01/31/2026
	11/30/2018	0	45,144	(4)	$30.8600	11/30/2026
	05/20/2015						1,158	(8)	$27,827
	05/18/2016						7,061	(9)	$169,676
	05/18/2017						9,909	(10)	$238,113
	01/31/2018						12,476	(11)	$299,798
	11/20/2017									7,453	(14)	$179,102
	11/30/2018									12,364	(15)	$297,095

		Option Awards					Stock Awards
Name	Award Date	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Doretha (DeDe) F. Lea	05/23/2012	13,168	0		$47.2100	05/23/2020
	05/22/2013	16,129	0		$69.5600	05/22/2021
	05/21/2014	16,908	0		$84.4600	05/21/2022
	05/20/2015	25,618	0		$65.9200	05/20/2023
	05/18/2016	24,277	8,093	(1)	$38.8600	05/18/2024
	05/18/2017	20,528	20,528	(2)	$33.9900	05/18/2025
	01/31/2018	5,330	15,990	(3)	$33.4200	01/31/2026
	11/30/2018	0	28,728	(4)	$30.8600	11/30/2026
	05/18/2016						2,702	(8)	$64,929
	05/18/2017						6,179	(9)	$148,481
	01/31/2018						5,499	(10)	$132,141
	11/30/2018						7,939	(11)	$190,774
	11/20/2017									6,521	(14)	$156,706
	11/30/2018									7,867	(15)	$189,050
Julia Phelps	05/18/2016	2,601	867	(1)	$38.8600	05/18/2024
	05/18/2017	8,797	8,798	(2)	$33.9900	05/18/2025
	01/31/2018	3,045	9,138	(3)	$33.4200	01/31/2026
	11/30/2018	0	20,520	(4)	$30.8600	11/30/2026
	05/18/2016						290	(8)	$6,969
	05/18/2017						2,648	(9)	$63,631
	01/31/2018						3,142	(10)	$75,502
	11/30/2018						5,671	(11)	$136,274
	11/20/2017									3,728	(14)	$89,578
	11/30/2018									5,620	(15)	$135,037

(1)	Remaining stock option grant vests on May 18, 2020.

(2)	Remaining stock option grant vests in equal annual installments on May 18, 2020 and 2021.

(3)	Remaining stock option grant vests in equal annual installments on January 31, 2020, 2021 and 2022.

(4)	Stock option grant vests in equal annual installments on November 30, 2019, 2020, 2021 and 2022.

(5)	Remaining stock option grant vests in equal annual installments on November 10, 2019, and 2020.

(6)	Remaining stock option grant vests in equal annual installments on January 9, 2020, and 2021.

(7)	Remaining stock option grant vests in equal annual installments on November 20, 2019, 2020 and 2021.

(8)	Remaining RSUs vest on May 18, 2020

(9)	Remaining RSUs vest in equal installments on May 18, 2020 and 2021.

(10)	Remaining RSUs vest in equal annual installments on January 31, 2020, 2021 and 2022.

(11)	RSUs vest in equal annual installments on November 30, 2019, 2020, 2021 and 2022.

(12)	Remaining RSUs vest in equal installments on November 10, 2019 and 2020.

(13)
Represents the threshold amount, or 25%, of the target award (82,640 PSUs), which is the minimum amount that could be paid if the market condition for the PSU awards is met. PSUs vest after the end of the performance period on December 31, 2019 subject to satisfaction of the market criteria for the performance period.

(14)
Represents the threshold amount, or 25%, of the target TSR shares and 50% of the target EPS shares, which is the minimum amount that could be paid if the market and performance condition for the PSU awards is met, and, since the performance period is complete, 155% of the target fiscal year 2018 EPS shares. PSUs vest after the end of the measurement period on September 30, 2020 subject to satisfaction of the performance criteria for the measurement period.

(15)
Represents the threshold amount, or 25%, of the target TSR shares and 50% of the target EPS shares, which is the minimum amount that could be paid if the market and performance condition for the PSU awards is met, and, since the performance period is complete, 125% of the target fiscal year 2019 EPS Shares. PSUs vest after the end of the measurement period on September 30, 2021 subject to satisfaction of the performance criteria for the measurement period.

Option Exercises and Stock Vested in Fiscal Year 2019

The following table presents information on the vesting of restricted share units held by our NEOs during fiscal year 2019. Our NEOs did not exercise any stock options in fiscal year 2019.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Robert M. Bakish	—	—	26,602	(2)	788,961
Wade C. Davis	—	—	29,626	(3)	849,342
Christa A. D'Alimonte	—	—	8,675	(4)	250,110
Doretha (DeDe) F. Lea	—	—	9,216	(5)	264,211
Julia Phelps	—	—	2,762	(6)	79,610

(1)
Represents the gross number of shares acquired and the gross value received on vesting, without reduction for the number of shares withheld to pay applicable withholding taxes. Shares and value net of withholding are discussed in the footnotes below.

(2)
Represents (i) the vesting of the last 25% of Mr. Bakish’s May 20, 2015 grant of 18,204 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.60, (ii) the vesting of the third 25% of Mr. Bakish’s May 20, 2016 grant of 34,740 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iii) the vesting of the second 25% of Mr. Bakish’s November 10, 2016 grant of 51,302 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $32.10. Mr. Bakish received a total of 17,211 shares net of withholding, or $521,019 in value.

(3)
Represents (i) the vesting of the last 25% of Mr. Davis’ May 20, 2015 grant of 20,479 RSUs in accordance with the terms of the grant, valued at the closing price of our Class common stock on the date of vesting of $28.60, (ii) the vesting of the third 25% of Mr. Davis’ May 18, 2016 grant of 34,740 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iii) the vesting of the second 25% of Mr. Davis’ May 18, 2017 grant of 39,718 RSUs in accordance with terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iv) the vesting of the first 25% of Mr. Davis’ January 31, 2018 grant of 23,564 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $29.42. Mr. Davis received a total of 18,326 shares net of withholding, or $525,400 in value.

(4)
Represents (i) the vesting of the last 25% of Ms. D’Alimonte’s May 20, 2015 grant of 2,731 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.60, (ii) the vesting of the third 25% of Ms. D’Alimonte’s May 18, 2016 grant of 4,632 RSUs in accordance with terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iii) the vesting of the second 25% of Ms. D’Alimonte’s May 18, 2017 grant of 14,122 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iv) the vesting of the first 25% of Ms. D’Alimonte’s January 31, 2018 grant of 13,212 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of the vesting of $29.42. Ms. D’Alimonte received a total of 5,281 shares net of withholding, or $152,210 in value.

(5)
Represents (i) the vesting of the last 25% of Ms. Lea’s May 20, 2015 grant of 6,371 RSUs in accordance with the terms of the grant, valued at the closing price of our Class common stock on the date of vesting of $28.60, (ii) the vesting of the third 25% of Ms. Lea’s May 18, 2016 grant of 10,808 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iii) the vesting of the second 25% of Ms. Lea’s May 18, 2017 grant of 12,357 RSUs in accordance with terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (v) the vesting of the first 25% of Ms. Lea’s January 31, 2018 grant of 7,331 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $29.42. Ms. Lea received a total of 6,052 shares net of withholding, or $173,430 in value.

(6)
Represents (i) the vesting of the last 25% of Ms. Phelps’ May 20, 2015 grant of 405 RSUs in accordance with the terms of the grant, valued at the closing price of our Class common stock on the date of vesting of $28.60, (ii) the vesting of the third 25% of Ms. Phelps’ May 18, 2016 grant of 1,158 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (iii) the vesting of the second 25% of Ms. Phelps’ May 18, 2017 grant of 5,296 RSUs in accordance with terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $28.45, (v) the vesting of the first 25% of Ms. Phelps’ January 31, 2018 grant of 4,189 RSUs in accordance with the terms of the grant, valued at the closing price of our Class B common stock on the date of vesting of $29.42. Ms. Phelps received a total of 1,653 shares net of withholding, or $47,612 in value.

Fiscal Year 2019 Pension Benefits

We provide pension benefits through the Viacom Pension Plan and the Viacom Excess Pension Plan. However, effective December 31, 2012 and April 1, 2009, respectively, the Viacom Pension Plan and the Viacom Excess Pension Plan were closed and frozen, and no additional benefits were accrued after these dates. The table below presents certain information with respect to these plans.

Name	Plan Name	Number of Years Benefit Service (#)		Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Robert M. Bakish	Viacom Pension Plan	14 years, 11 months	(2)	$512,598	—
	Viacom Excess Pension Plan	11 years, 2 months	(2)	1,144,823	—
				$1,657,421
Wade C. Davis	Viacom Pension Plan	6 years, 2 months	(3)	$138,810	—
	Viacom Excess Pension Plan	2 years, 5 months	(3)	188,430	—
				$327,240
Christa A. D'Alimonte	Viacom Pension Plan		(4)	$—	—
	Viacom Excess Pension Plan		(4)	—	—
				$—
Doretha (DeDe) F. Lea	Viacom Pension Plan	13 years, 2 months	(5)	$438,133	—
	Viacom Excess Pension Plan	9 years, 5 months	(5)	754,770	—
				$1,192,903
Julia Phelps	Viacom Pension Plan	4 years, 4 months	(6)	$47,345	—
	Viacom Excess Pension Plan		(6)	—	—
				$47,345

(1)
Present Value of Accumulated Benefit as of September 30, 2019 is determined assuming commencement of benefits at age 65 (or immediate commencement if over 65) with an interest adjustment during the deferral period from September 30, 2019 until age 65, but no pre-retirement mortality assumption. The present value for the Viacom Pension Plan reflects a discount rate of 3.27%, and the Viacom Excess Pension Plan reflects a discount rate of 3.24%. The mortality table used is the RP-2014 Mortality Table regressed to base year 2006, projected generationally from 2006 with Modified Scale MP-2018. The 0.75% ultimate level is reduced after age 85 to 0.60% at age 95, then to 0 by age 115. The Viacom Pension Plan payment form assumptions are that 70% of retirement eligible participants elect lump sums and 30% elect life annuities and that 75% of vested eligible participants elect lump sums and 25% elect life annuities. The Viacom Excess Pension Plan assumes the grandfathered benefit under Section 409A of the Code is payable in the same form of payment as the benefit under the Viacom Pension Plan. The benefit accumulated after the implementation of Section 409A of the Code assumes 100% of participants elect life annuities. The lump sum rate assumption is based on the Buck Above Median Yield Curve as of September 30, 2019 and the IRS Section 417(e) prescribed mortality for 2020 under the Pension Protection Act.

(2)	Mr. Bakish commenced participation in the Viacom Pension Plan and the Viacom Excess Pension Plan on February 1, 1998.

(3)	Mr. Davis commenced participation in the Viacom Pension Plan and the Viacom Excess Pension Plan on November 1, 2006.

(4)
Ms. D’Alimonte did not become eligible to participate in the Viacom Pension Plan or the Viacom Excess Pension Plan before the plans were closed and frozen and, therefore, she does not have a pension benefit.

(5)	Ms. Lea commenced participation in the Viacom Pension Plan and the Viacom Excess Pension Plan on November 1, 1998.

(6)	Ms. Phelps commenced participation in the Viacom Pension Plan on February 1, 2006.

The Viacom Pension Plan

The Viacom Pension Plan was frozen as of December 31, 2012. It had been established for all eligible Viacom employees who satisfied age and service requirements, including certain of the NEOs.

The Pension Plan offers optional forms of annuity payments that a participant may elect upon retirement. The single life annuity is the normal form of payment for a single participant and the 50% joint and survivor annuity is the normal form of payment for a married participant. A reduction is applied to the single life annuity benefit if an optional form is elected. The 50% joint and survivor annuity and all optional forms of payment under the Pension Plan are the actuarial equivalent of the single life annuity benefit. The Pension Plan also offers a lump-sum distribution option and allows payment of benefits at any time following termination of employment regardless of age, with reduced benefits to reflect the participant’s age if under 65.

Total Benefit

A participant’s total benefit is equal to the sum of the following:

(1) Benefits Accumulated On or Before December 31, 2009

As of December 31, 2009, all benefits determined under the existing benefit formula were frozen. On or before December 31, 2009, an eligible employee’s retirement benefit was calculated based upon the employee’s years of benefit service (up to a maximum of 30 years), final average compensation and covered compensation amount, and using the plan formula in place, as of December 31, 2009. Final average compensation is eligible salary, commissions, overtime and eligible bonus for the highest 60 consecutive months out of the final 120 months of employment on the earlier of termination of employment or December 31, 2009. Covered compensation is the average of the Social Security Wage Bases during the 35-year period that ends with the year the employee reaches the Social Security Retirement age or December 31, 2009, if earlier. The pension plan formula as of December 31, 2009, which provides a monthly benefit payable in the form of a single life annuity at a normal retirement age of 65, was as follows:

1.25% times final average compensation up to the covered compensation amount times benefit service (up to 30 years)

plus

1.75% times final average compensation above the covered compensation amount times benefit service (up to 30 years).

For purposes of this benefit formula, under the Viacom Pension Plan certain participants receive credit for years of service under the Former Viacom pension plan.

(2) Benefits Accumulated January 1, 2010 Through December 31, 2012

For the period January 1, 2010 through December 31, 2012, pension benefits accumulated under a benefit formula that provided a single-sum benefit payable at the normal retirement age of 65, equal to 10% of the participant’s post-2009 accumulated compensation. Accumulated compensation is the total of the participant’s eligible salary, eligible bonus, commissions and overtime from January 1, 2010 through December 31, 2012, adjusted annually during employment by a wage inflation factor. The wage inflation factor is based on the annual increase in the Social Security Wage Base, with an annual cap of 4%.

Viacom Pension Plan Frozen on December 31, 2012

The Pension Plan was frozen effective December 31, 2012. Participants as of December 31, 2012 remained entitled to the benefits already earned and have not earned additional benefits since that date.

The Viacom Excess Pension Plan

We established the Viacom Excess Pension Plan to provide benefits to participants in the Pension Plan whose annual base salary exceeds the IRS’s annual compensation limit. Effective April 1, 2009, we discontinued further accruals under the Excess Pension Plan.

Benefits under the Excess Pension Plan are calculated using the Pension Plan formula and eligible compensation in excess of the annual compensation limit. The overall accrued benefit for each participant was calculated as of March 31, 2009, the date we ceased accruals under the plan. The maximum amount of total compensation earned on or before March 31, 2009 that was taken into account under the Pension Plan and the Excess Pension Plan was generally limited to $750,000.

Participants will receive the portion of their pension benefits accrued and vested under the Excess Pension Plan prior to January 1, 2005 coincident with and in the same form as their benefit from the Pension Plan. Payment of the portion of their benefit accrued and vested after December 31, 2004 will begin generally as of the later of the first day of the month coincident with or next following six months after termination of employment or the first day of the month coincident with or next following their attainment of age 55 and will be paid in the form of an annuity.

We generally do not grant employees extra years of benefit service under the Pension Plan or the Excess Pension Plan for purposes of calculating a pension benefit.

Fiscal Year 2019 Nonqualified Deferred Compensation

In addition to our tax-qualified 401(k) Plan, we maintain certain nonqualified deferred compensation plans. The Viacom Excess 401(k) Plans and the Viacom Bonus Deferral Plans are available to certain employees whose income exceeds certain statutory limits for the 401(k) Plan.

In fiscal year 2019, Messrs. Bakish and Davis and Mses. D’Alimonte and Lea contributed to the Excess 401(k) Plan. Mr. Bakish and Ms. Lea previously deferred bonus amounts under the Bonus Deferral Plan. The table below presents, on an aggregate basis, contributions to these plans in fiscal year 2019, earnings in fiscal year 2019, and the balances in the plans as of September 30, 2019.

Name	Plan	Executive Contributions in FY 2019 ($) (1)	Company Contributions in FY 2019 ($) (2)	Aggregate Earnings in FY 2019 ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 9/30/19 ($)
Robert M. Bakish	Excess 401(k)	$431,000	$13,067	$116,853	$—	$10,628,830
	Bonus Deferral	$—	$—	$45,396	$—	$4,447,782
		$431,500	$13,067	$162,249	$—	$15,076,612
Wade C. Davis	Excess 401(k)	$243,500	$13,067	$201,922	$—	$3,076,595
Christa A. D'Alimonte	Excess 401(k)	$98,812	$14,175	$25,277	$—	$702,306
Doretha (DeDe) F. Lea	Excess 401(k)	$39,900	$8,000	$14,416	$—	$778,799
	Bonus Deferral	$—	$—	$948	$—	$27,766
		$39,900	$8,000	$15,364	$—	$806,565
Julia Phelps	—	$—	$—	$—	$—	$—

(1)
Amounts represent contributions by Messrs. Bakish and Davis and Mses. D’Alimonte, Lea and Phelps under our Excess 401(k) Plan for Designated Senior Executives, all of which are also reflected in the Fiscal Year 2019 Summary Compensation Table.

(2)
Amounts represent company match under the Excess 401(k) Plan for Designated Senior Executives. These amounts are also included in the “All Other Compensation” column in the Fiscal Year 2019 Summary Compensation Table.

(3)
Except as otherwise noted, amounts deferred under our Deferral Plans are deemed invested in the same investment alternatives that the NEO has elected for his or her tax-qualified 401(k) plan or, if no election has been made, in the 401(k) plan’s default investment option. Amounts are net of deductions for annual fees. Since these amounts are not preferential, they are not included in the Fiscal Year 2019 Summary Compensation Table.

The Viacom Excess 401(k) Plans

We have established Excess 401(k) Plans to provide benefits to employees who are participants in the tax-qualified 401(k) Plan and whose annual base salary exceeds the annual compensation limit set forth in the Code. For calendar year 2019, the compensation limit for the tax-qualified 401(k) Plan was $275,000. We maintain an account in the name of each participant and that account is credited with the amount of the participant’s deferral. A participant may elect to defer between 1% and 15% of eligible compensation on a before-tax basis. Eligible compensation for Excess 401(k) Plan participants is, in general, a participant’s base pay including all pre-tax elective contributions made on behalf of a participant either to a company “qualified cash or deferred arrangement” (as defined under Section 401(k) of the Code and applicable regulations), a “cafeteria plan” (as defined under Section 125 of the Code and applicable regulations), or a “qualified transportation fringe” (as defined under Section 132(f) of the Code and the applicable regulations). Eligible compensation does not include deferred compensation or cash bonuses under our STIP. Deferrals to the Excess 401(k) Plans begin once Code limits have been reached in the tax-qualified 401(k) Plan.

In fiscal year 2019, we matched 100% of the first 1% and 50% of the next 5% of eligible compensation contributed by a participant on a pre-tax basis. Matching contributions credited under the Excess 401(k) Plans in the aggregate for any participant were subject to an eligible compensation limit of $500,000. Participants become fully vested in the matching contribution after two years of service. Participant accounts under the Excess 401(k) Plans are credited (or charged) with earnings, gains or losses based on the investment performance of the funds selected by the participant for amounts contributed to the qualified 401(k) Plan. For purposes of vesting, participants receive credit for years of service credited under the Former Viacom 401(k) plan.

The Bonus Deferral Plans

Our Bonus Deferral Plans are voluntary unfunded nonqualified deferred compensation plans for the benefit of senior executives who are designated as eligible to participate in the Excess 401(k) Plans (whose annual base salary exceeds the annual compensation limit applicable to the tax-qualified 401(k) Plan). A participant can elect before the end of each fiscal year to defer a portion (from 1% to 15%) of his or her annual bonus amount earned during the next succeeding fiscal year. We maintain an account in the name of each participant and that account is credited with the amount of the participant’s bonus deferral. Participant accounts under the Bonus Deferral Plans are credited (or charged) with earnings, gains or losses based on the investment performance of the funds selected by the participant for amounts contributed to the tax-qualified 401(k) Plan. We do not make matching contributions in the Bonus Deferral Plans.

Distributions and Withdrawals under the Excess 401(k) Plans and Bonus Deferral Plans

The vested portion of each participant’s accounts in the Excess 401(k) Plans and the Bonus Deferral Plans is distributed in cash after termination of employment in accordance with the participant’s payment election. Participants are required to make a joint payment election for all amounts deferred under the plans.

For amounts earned, deferred and vested prior to January 1, 2005, participants elected to have these amounts paid in a single lump sum in January of the first, second, third, fourth or fifth year following termination of employment, or in up to five annual installments in amounts designated by the participants beginning in the January following the year of termination. If no election is made, a participant is deemed to have elected a lump sum payment in January of the year following termination of employment. If a participant elects to receive annual installment payments over a period of two or more years, the annual payments will be made in substantially equal annual installments, unless the participant designates at the time of making his or her payment option election a specific percentage of his or her account to be distributed in each year. All specified percentages must be a whole multiple of 10%, and the total of all designated percentages must be equal to 100%. For all amounts earned, deferred and vested prior to January 1, 2005, participants can change their payment elections up to three times during their term of employment. Payments of pre-2005 amounts will be made in accordance with the most recent payment election made more than six months before termination of employment.

For amounts earned, deferred or vested after December 31, 2004, the payment options are the same as those set forth above, except that a participant will not be able to receive any payment from post-2004 accounts until the later of the January 31 following his or her termination of employment or six months following termination of employment. No changes can be made to the joint payment election made for post-2004 deferrals.

A participant who suffers an unforeseeable emergency as defined in Section 409A of the Code may receive a withdrawal of all or part of the vested portion of his or her accounts in the Excess 401(k) Plans and/or the Bonus Deferral Plans to the extent permitted under Section 409A of the Code.

The Deferred Compensation Plan

The Deferred Compensation Plan was established for employees who have a deferred compensation arrangement in their employment contract. The amounts deferred are dictated by the specific employment contract. Participant accounts under the deferred compensation plan are credited (or charged) with earnings, gains or losses based on the investment performance of the funds selected by the participant for amounts contributed to the qualified 401(k) Plan. We do not make matching contributions in the Deferred Compensation Plan. Payment of amounts accrued under the Deferred Compensation Plan are made in accordance with the participant’s employment agreement, which generally provides that the amounts be paid after the participant ceases to be an employee in a timeframe designed to comply with the requirements of Section 409A of the Code unless a grandfather provision applies.

Payments Upon Termination or Change-In-Control

Overview

Our employment agreements and certain of our plans require us to provide compensation and other benefits to our NEOs if their employment terminates under certain circumstances. In addition, the retention plan replaces the employment agreement terms with respect to separation benefits to our NEOs in the event of a termination by Viacom without “cause” or a resignation by an NEO with “good reason” during the two-year period following execution of the merger agreement.

Specific Employment Agreement and Retention Plan Provisions of Our NEOs

Termination Without “Cause” or Resignation for “Good Reason”

Cash Severance and Health and Welfare Benefits

	Employment Agreements	Retention Plan
Severance Amount
Subject to an overall cap of 2x the sum of annual base salary and target bonus amount, salary is payable at specified rate for the longer of 1 year or the end of the contract term, and annual bonus or pro-rated bonus amount (as applicable) is payable at the lesser of target amount or corporate multiplier if under 100% through the end of the contract term.

Pro rata bonus and 3x the sum of annual base salary and the higher of (x) the NEO’s target bonus amount in effect on the termination date and (y) the average of the NEO’s actual bonuses for three fiscal years completed prior to the execution of the merger agreement.

Offset Right	The company has the right to offset severance with respect to periods following 12 months after termination to the extent they are receiving other compensation for their services.	The company does not have the right to offset severance.
Health and Welfare Benefits	Company-paid health and welfare and life insurance benefits for a set period; retiree medical possible.	Company-paid health and welfare and life insurance benefits for a three-year period; retiree medical possible; outplacement services.

Unvested Equity Awards

	Employment Agreements	Retention Plan
Stock Options
Unvested stock options that would have vested during the contract term will vest and remain exercisable for six months (or until their expiration date, if earlier).
Vested stock options will remain exercisable for six months (or until their expiration date, if earlier).

Unvested stock options will vest in full.
Vested options will remain exercisable for the longer of (i) three years following the NEO’s termination date and (ii) the period provided for in the award agreement (but in no event later than the original expiration date).

PSUs	Outstanding PSUs will be paid out in accordance with the terms and conditions underlying each PSU award.	Outstanding PSUs will vest in full assuming target level of performance.
RSUs	Unvested RSUs that would have vested during the contract term will vest.	Unvested RSUs that would have vested during the contract term will vest.

Termination due to Death, Permanent Disability or Retirement

Unvested Equity Awards

•	PSUs: Outstanding PSUs will be paid out in accordance with the terms and conditions underlying each PSU award.

•
Stock Options and RSUs: If due to death or permanent disability, unvested stock options and RSUs will be forfeited. If due to retirement, unvested stock options that would have vested during the contract term will vest and remain exercisable for three years (or until their expiration date, if earlier).

Vested Equity Awards

•
Vested stock options will remain exercisable for two years, in the event of death, and three years, in the event of retirement as defined in the plan (or, in each case, until their expiration date, if earlier).

Pension Benefits

Entitlement to pension benefits is described under “Fiscal Year 2019 Pension Benefits.”

Definition of “Cause”

Under the NEOs’ employment agreements, we generally would have “cause” to terminate employment in any of the following circumstances: (i) engaging in embezzlement, fraud or other conduct that would constitute a felony; (ii) engaging in conduct that would constitute a financial crime, material act of dishonesty or material unethical business conduct, involving Viacom, (iii) engaging in the willful unauthorized disclosure of confidential information; (iv) failure to obey a material lawful directive that was appropriate to the NEO’s position from an executive or executives in the NEO’s reporting line; (v) committing a material breach of the NEO’s employment agreement; (vi) failure (except in the event of disability) or refusal to substantially perform material obligations under the NEO’s employment agreement; (vii) willful failure to cooperate with a bona fide internal investigation or investigation by regulatory or law enforcement authorities, after being instructed by Viacom to cooperate; (viii) willful destruction or failure to preserve documents or other material known to be relevant to such an investigation; or (ix) willful inducement of others to engage in the conduct described in subparagraphs (i) through (viii) above or to otherwise breach their obligations to Viacom. We are required to notify the NEO after any event that constitutes “cause” before terminating the NEO’s employment, and in general he has 10 business days after receiving notice to cure the event.

Resignation for “Good Reason”

Our NEO employment agreements include a provision permitting the executive to terminate employment for “good reason,” including in any of the following circumstances: (i) if we assign the NEO duties inconsistent with the NEO’s current position or duties; (ii) if we withdraw material portions of the NEO’s duties; or (iii) if we materially breach our material obligations under the NEO’s employment agreement. The executives generally are required to notify us within 30 days after the occurrence of any event that constitutes “good reason,” and in general we have 30 business days to cure the event.

For purposes of the retention plan, the definitions of “cause” and “good reason” for an NEO are the same as those contained in the NEO’s employment agreement.

Restrictive Covenants

Our NEO employment agreements contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of our NEOs to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” is conditioned on the executive’s compliance with covenants not to engage in any business that competes with Viacom and not to solicit certain of our employees. In some cases, Viacom may offset continuing compensation.

The employment agreements for each of the NEOs also contain covenants regarding cooperation in litigation proceedings and non-disparagement, covenants regarding non-disclosure of confidential information and recognition of Viacom’s ownership of works of authorship resulting from their services (both of unlimited duration) and covenants concerning the executive’s ability to prepare or assist in the preparation of certain creative works.

In the event that amounts become payable under the retention plan, the company has agreed to waive the covenant not to engage in any business that competes with Viacom that is contained in each NEO’s employment agreement.

Transaction and Non-Competition Agreement

As previously disclosed, we entered into a Transaction Bonus and Non-Competition Agreement with Mr. Davis in recognition of the integral role he is expected to play in positioning Viacom to achieve a successful closing of the merger, and in order to retain Mr. Davis’s services through the closing. The agreement provides Mr. Davis the opportunity to receive a $6,000,000 transaction bonus upon the closing of the merger or, if earlier, his termination without “cause.” In addition, the agreement provides Mr. Davis the opportunity to receive payments totaling $4,000,000 in exchange for an agreement restricting his ability to compete with Viacom for two years following his termination of employment. This non-compete payment is payable over a two-year period following the later of the closing of the merger and Mr. Davis’ termination of employment without “cause” or his resignation with “good reason.”

Potential Payments as of September 30, 2019, Upon Termination Without “Cause” or Resignation for “Good Reason”

The following table sets forth the maximum cash amounts and the value of other benefits that each of our NEOs who were employed as of September 30, 2019 would have received from the company if a termination without “cause” or resignation for “good reason” had occurred effective September 30, 2019 pursuant to the retention plan. Any actual amounts the NEOs would receive would vary depending on any actual date of termination or resignation, the company’s performance and other factors.

	Payable by Viacom
NEO	Cash Severance		Bonus	Benefits (1)	Total
Robert M. Bakish	$30,000,000		$7,000,000	$162,613	$37,162,613
Wade C. Davis	$22,750,000	(2)	$2,500,000	$129,043	$25,379,043
Christa A. D'Alimonte	$6,550,800		$1,091,800	$90,664	$7,733,264
Doretha (DeDe) F. Lea	$4,922,370		$729,240	$126,254	$5,777,864
Julia Phelps	$3,412,500		$487,500	$111,219	$4,011,219

(1)	Continuation of health and welfare benefits and life insurance premiums and outplacement services.

(2)	Includes the transaction bonus payable under Mr. Davis’s Transaction Bonus and Non-Competition Agreement.

The following table sets forth the market value of outstanding equity awards that would have accelerated in connection with a termination without “cause” or resignation for “good reason” effective September 30, 2019, assuming the Class B shares underlying the awards were sold on September 30, 2019. The table values RSUs as of September 30, 2019. The closing price of our Class B common stock on September 30, 2019 was $24.03.

NEO	Market Value of Accelerated Equity Awards
Robert M. Bakish	$12,453,722
Wade C. Davis	$3,535,726
Christa A. D'Alimonte	$1,369,572
Doretha (DeDe) F. Lea	$1,008,839
Julia Phelps	$583,791

Outstanding PSUs represent target shares only, except for those performance periods that are complete, for which actual performance is reflected.

Disability Benefits

In the event an NEO becomes disabled during the term of employment, the NEO may participate in our short-term disability program for up to 26 weeks, and may then participate in our long-term disability program. In addition to any accrued benefits and target annual bonus payable, our NEOs would participate in our short-term disability program on the same basis as any other employee, earning 100% of base salary for the first 13 weeks of participation in the short-term disability program and 80% of base salary for the second 13 weeks. They would receive payments from our long-term disability insurer up to a maximum amount per month, until age 65.

Risk Assessment of Compensation Programs

We annually discuss with our Compensation Committee and its independent compensation consultant the results of our review of our company-wide compensation programs to assess whether they encourage our employees to take unnecessary or excessive risks that could have a material adverse effect on our business. We have concluded that our programs are appropriately tailored to encourage employees to grow our business, but not incentivize them to do so in a way that poses unnecessary or excessive material risk to us. For example, our STIP and LTMIP, which are our two primary, company-wide compensation plans, balance each other by providing compensation that rewards short-term and long-term performance. The STIP balances risk by considering a mix of performance goals, capping the maximum payout a participant can receive and allowing the Compensation Committee to determine the final amounts of all bonuses in its sole discretion. The LTMIP provides balanced incentives through a mix of equity awards such as stock options, PSUs and RSUs, which have varying vesting schedules and levels of performance and/or market conditions to encourage long-term growth and provide retention value. Our equity awards include forfeiture conditions, and we have various policies, such as our “clawback” policy, that are designed to discourage undue risk-taking or manipulation of financial reporting. In addition, a portion of the compensation packages of our advertising sales executives is based in part on the level of advertising revenues generated during the fiscal year and the amount of such commission payments is capped. Finally, advice from the Compensation Committee’s independent compensation consultant on proposed compensation packages and compensation program design also serves to mitigate any risk that could be encouraged by our compensation programs.

EQUITY COMPENSATION PLAN INFORMATION

During fiscal year 2019, we granted equity awards to employees under the Viacom Inc. 2016 Long-Term Management Incentive Plan, and to Outside Directors under the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016, and as further amended and restated as of October 31, 2016. The Viacom Inc. 2011 Stock Option Plan for Outside Directors was amended by our Board on January 17, 2013 to provide that Outside Directors would no longer receive annual grants of stock options. The director plans continue to use a common share reserve.

The following table sets forth certain information as of September 30, 2019 concerning the shares of Class B common stock authorized for issuance under these equity compensation plans. No shares of Class A common stock are authorized for issuance under these plans. As of September 30, 2019, we had no equity compensation plans under which shares may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
LTMIP	17,488,364	(1)	$44.10	24,100,698	(2)
Director Plans	332,918	(3)	$45.06	256,503	(4)
Total	17,821,282		$44.10	24,357,201

(1)
Includes, as of September 30, 2019, 3,878,802 shares reserved for issuance upon settlement of outstanding RSUs and PSUs. Assumes PSU awards are paid at target, except for awards for which the performance period has been completed.

(2)	Reflects, as of September 30, 2019, shares reserved for future grants of stock options, RSUs, PSUs and/or other equity awards.

(3)	Includes, as of September 30, 2019, 327,763 shares reserved for issuance upon settlement of outstanding RSUs.

(4)	Reflects, as of September 30, 2019, shares reserved for future grants of stock options and RSUs.

CEO PAY RATIO

Under applicable SEC rules, we are required to provide the ratio of the annual total compensation of Mr. Bakish, our President and Chief Executive Officer (the “CEO”), to the median annual total compensation of all our employees (the “CEO Pay Ratio”).

Our total employee population for purposes of calculating the CEO Pay Ratio as of July 1, 2019 (the “determination date”) consisted of 18,319 individuals. The determination date reflects a change from the determination date listed in our 2019 Proxy Statement (July 31, 2018) because we are filing this Annual Report on From 10-K approximately two months earlier in the year than we filed our 2019 Proxy Statement. This population is larger than our employee population provided under “Item 1. Business – Employees and Labor Matters” because, in accordance with SEC rules, it is comprised of full-time, part-time and project-based employees, approximately 68% of whom worked in the United States and approximately 32% of whom worked outside the United States.

Of these employees, approximately 30% were project-based employees, some of whom may have worked as little as one day. SEC rules do not permit us to annualize the compensation paid to these workers (or to part-time or temporary employees) as if they were full-time employees, which has the effect of reducing the level of our median employee’s annual total compensation relative to what it would have been had the rules permitted us to annualize compensation across our entire workforce or to use only full-time employees. In fact, the annual total compensation of our median project-based employee was less than $4,000.

For the fiscal year ended September 30, 2019:

•	The annual total compensation of our CEO was $24,350,958.

•	The annual total compensation of our median employee, a part-time employee in Spain, was $39,110.

•	The ratio of the annual total compensation of our CEO to the annual total compensation of our median employee was 623:1.

The CEO Pay Ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. To identify, and to determine the annual total compensation of, the median employee, we used the following methodology:

•	We collected the total compensation of all employees as of the determination date.

•
After excluding 815 employees pursuant to the de minimis exemption under Item 402(u), our employee population consisted of 17,504 employees. The excluded jurisdictions and the numbers of employees excluded from each jurisdiction are as follows: Italy (144), Brazil (135), Mexico (113), South Africa (97), Russia (53), Japan (50), China (42), Sweden (39), Canada (29), Nigeria (21), United Arab Emirates (16), Philippines (14), Portugal (13), Hong Kong (11), New Zealand (10), Colombia (8), Denmark (5), Czech Republic (3), Finland (3), South Korea (3), Ireland (2), Taiwan (2), Belgium (1) and India (1).

•	We used W-2 Box 1 amounts (and the foreign equivalent for our non-U.S. employees) as our consistently applied compensation measure to identify the median employee.

•	Exchange rates were applied as of the determination date to convert all non-U.S. currencies into U.S. dollars.

•
Once our median employee was identified, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of the CEO – pursuant to Item 402(c)(2) of Regulation S-K.

Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, to apply one or more specified exclusions and to make reasonable estimates and assumptions that reflect their compensation practices, the CEO Pay Ratio is not comparable to the pay ratio reported by other companies, as other companies have different employment and compensation practices, as well as different employee populations, and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratio.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below presents, as of October 18, 2019, information concerning the beneficial ownership of Viacom Class A common stock and Viacom Class B common stock by (1) each of Viacom’s current directors, (2) each of Viacom’s current named executive officers and (3) Viacom’s current executive officers and directors as a group. “Option Shares” reflects options to purchase shares of Viacom Class A common stock or Viacom Class B common stock that were unexercised but exercisable, either currently or within a period of 60 days from October 18, 2019, and are excluded from the column “Number of Equity Shares.”

The amounts and percentages of shares of Viacom common stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to Viacom’s knowledge, each of the persons set forth below has sole voting and investment power with respect to all shares of Viacom common stock shown as beneficially owned by him or her. Based on filings made under Sections 13(d) and 13(g) of the Exchange Act, as of October 18, 2019, the table also includes information concerning the beneficial ownership by each person, or group of affiliated persons, who is known by Viacom to beneficially own 5% or more of Viacom Class A common stock.

As of October 18, 2019, there were 49,430,485 shares of Viacom Class A common stock outstanding and 353,976,433 shares of Viacom Class B common stock outstanding.

	Beneficial Ownership of Securities
Name	Title of Equity Security	Number of Equity Shares		Option Shares	Percentage of Class	Common Stock Equivalents (9)
Robert M. Bakish	Class A common stock	-		-	*	-
	Class B common stock	170,889	(1)(2)	756,500	*	-
Christa A. D’Alimonte	Class A common stock	-		-	*	-
	Class B common stock	10,803		68,167	*	-
Wade C. Davis	Class A common stock	-		-	*	-
	Class B common stock	89,101	(2)(3)	326,141	*	1,605	(3)
Cristiana Falcone Sorrell	Class A common stock	-		-	*	-
	Class B common stock	-	(4)	-	*	26,696	(4)

	Beneficial Ownership of Securities
Name	Title of Equity Security	Number of Equity Shares		Option Shares	Percentage of Class	Common Stock Equivalents (9)
Doretha (DeDe) F. Lea	Class A common stock	-		-	*	-
	Class B common stock	38,999	(2)(3)	121,958	*	1,147	(3)
Thomas J. May	Class A common stock	-		-	*	-
	Class B common stock	-	(4)	-	*	9,954	(4)
Judith A. McHale	Class A common stock	15		-	*	-
	Class B common stock	4,313		-	*	-
Ronald L. Nelson	Class A common stock	-		-	*	-
	Class B common stock	25,378	(4)	-	*	4,457	(4)
Deborah Norville	Class A common stock	-		-	*	-
	Class B common stock	223	(4)	-	*	40,449	(4)
Julia Phelps	Class A common stock	-		-	*	-
	Class B common stock	1,312	(2)	14,443	*	-
Charles E. Phillips, Jr.	Class A common stock	-		-	*	-
	Class B common stock	4,098	(4)	5,155	*	71,778	(4)
Shari E. Redstone	Class A common stock	-		-	*	-
	Class B common stock	1,500	(1)(4)(5)	-	*	121,600	(4)
Nicole Seligman	Class A common stock	-		-	*	-
	Class B common stock	500	(1)(4)	-	*	9,954	(4)
Current executive officers and directors as a group (13 persons)	Class A common stock	15		-	*	-
	Class B common stock	347,116	(2)(3)(4)	1,292,364	*	287,640	(3)(4)
Sumner M. Redstone (6)	Class A common stock	39,442,332	(7)	-	79.8%	-
	Class B common stock	371,300	(7)	-	*	-
National Amusements, Inc.	Class A common stock	39,442,332	(7)	-	79.8%	-
	Class B common stock	371,300	(7)	-	*	-
Mario J. Gabelli (8) GAMCO Investors, Inc.	Class A common stock	4,415,639		-	8.9%	-

*	Represents less than 1% of the outstanding common stock of the class.

(1)
Includes for Mr. Bakish, 242 Class B shares held by his children; for Shari E. Redstone, 1,500 Class B shares held in trusts for the benefit of her children, for which she is co-Trustee; and for Nicole Seligman, 500 Class B shares held indirectly as Trustee of a trust.

(2)	Includes shares held in the Viacom 401(k) plan.

(3)
The following Class B phantom stock units credited to the respective executive officer under the Excess 401(k) Plan for Designated Senior Executives are excluded from the “Number of Equity Shares” column and the “Percentage of Class” column and included in the “Common Stock Equivalents” column:

Davis: 1,605 phantom stock units
Lea: 1,147 phantom stock units

(4)
The following vested RSU awards include (i) RSU awards credited to the respective director for deferred cash compensation under the Deferred Compensation Plan for Outside Directors and/or (ii) RSU awards resulting from annual RSU grants to the respective director under the RSU Plan for Outside Directors, in each case, the settlement of which the director elected to defer. These shares are excluded from the “Number of Equity Shares” column and the “Percentage of Class” column and included in the “Common Stock Equivalents” column:

Falcone Sorrell: 26,696 vested RSU awards
May: 9,954 vested RSU awards
Nelson: 4,457 vested RSU awards
Norville: 40,449 vested RSU awards
Phillips: 71,778 vested RSU awards
Shari E. Redstone: 121,600 vested RSU awards
Seligman: 9,954 vested RSU awards

(5)	Ms. Redstone is a stockholder of NAI and has an indirect minority beneficial interest in the Viacom shares owned by NAI.

(6)	The address for Mr. Redstone is c/o Viacom Inc., 1515 Broadway, New York, New York 10036-5794.

(7)
These shares are owned by NAI and a wholly-owned subsidiary of NAI. Beneficial ownership may also be attributed to Sumner M. Redstone, Chairman Emeritus of Viacom, as Mr. Redstone is the chairman of the board and the beneficial owner of a controlling interest in NAI. NAI is controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owns 80% of the voting interest of NAI, and such voting interest of NAI held by the SMR Trust is voted solely by Mr. Redstone until his incapacity or death. The SMR Trust provides that in the event of Mr. Redstone’s incapacity or death, voting control of the voting interest of NAI held by the SMR Trust will pass to seven trustees, who will include Viacom non-executive Vice Chair Shari E. Redstone. No member of Viacom’s management is a trustee of the SMR Trust. Based on information received from NAI, NAI has pledged to its lenders shares of Viacom Class A common stock and Viacom Class B common stock owned directly or indirectly by NAI. The aggregate number of Viacom shares pledged by NAI represents approximately 3.4% of the total outstanding shares of Viacom Class A common stock and

Viacom Class B common stock, on a combined basis. The purpose of the pledge is to secure certain indebtedness of NAI. Mr. Redstone also directly owns 40 shares of Viacom Class A common stock that are not shown in the table. Mr. Redstone is neither a Viacom executive officer (or other employee) nor a member of the Viacom board of directors. The address for NAI and its subsidiaries is 846 University Avenue, Norwood, Massachusetts 02062.

(8)
According to Amendment No. 6 to a Schedule 13D filed on May 17, 2019 with the SEC by GAMCO Investors, Inc. and related entities. The address for Mario J. Gabelli and GAMCO Investors, Inc. is One Corporate Center, Rye, New York 10580.

(9)
This column represents the following economic interests not otherwise included in the table above that relate to the value of, or will be paid out upon settlement with, Viacom common stock: Class B phantom stock units credited to the respective executive officer under the Excess 401(k) Plan for Designated Senior Executives (see footnote (3)), and vested Viacom RSU awards credited to the respective director under the Viacom Director DC Plan and under the RSU Plan for Outside Directors (see footnote (4)).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

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

We consider NAI, CBS Corporation and Mr. Redstone, as well as our directors (including Ms. Redstone) and executive officers, certain of their family members and certain entities with which they and their family members are affiliated, to be “related persons.”

Policy on Oversight of Related Person Transactions

The Governance and Nominating Committee maintains a written policy on its review, approval and ratification of transactions with related persons. The policy generally groups these transactions into four categories: (1) transactions requiring the advance approval of the Committee, (2) transactions that the Chair of the Committee is authorized to approve, (3) certain ordinary course transactions below established financial thresholds, and other designated categories of transactions, that are deemed pre-approved by the Committee and (4) certain transactions requiring reporting to the Committee.

Regardless of whether a transaction is approved by the Chair of the Committee or deemed pre-approved, all transactions with related persons, including NAI, CBS Corporation and their respective subsidiaries, in any amount, are required to be reported periodically to the full Governance and Nominating Committee.

Generally, the Governance and Nominating Committee deems pre-approved any transaction or series of transactions between Viacom and an entity for which a related person is an executive or employee (except NAI and CBS Corporation) that is entered into in the ordinary course of our business and where the aggregate amount of all such transactions on an annual basis is less than 1% of the annual consolidated gross revenues of the other entity.

Ordinary course transactions with NAI or CBS Corporation, or any of their respective subsidiaries, where the amount exceeds $10 million or $25 million, respectively, require pre-approval of the Governance and Nominating Committee.

The Committee reviews and discusses with management the determination on whether a transaction with a related person involves a direct or indirect material interest.

Related Person Transactions in Fiscal Year 2019

Transactions with National Amusements, Inc.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount. Payments made to us in connection with these licenses for fiscal year 2019 amounted to approximately $6.0 million and are continuing in fiscal year 2020 as a result of this ongoing relationship. NAI also licenses films from a number of unaffiliated companies, and Paramount expects to continue to license films to NAI on similar terms in the future. In addition, NAI and Paramount have co-op advertising arrangements, which are continuing in fiscal year 2020, and occasionally engage in other ordinary course transactions (e.g., movie ticket purchases and various promotional activities) from time to time. In connection with these arrangements and transactions, Paramount paid NAI a total of approximately $155,000 in fiscal year 2019. We believe that the terms of these transactions between NAI and Paramount were no more or less favorable to Paramount than transactions between unaffiliated companies and NAI.

Transactions with CBS Corporation

In the ordinary course of business, we are involved in transactions with CBS Corporation and its various businesses (“CBS”) that result in the recognition of revenues and expenses by us. Transactions with CBS are settled in cash.

See Note 20 - Related Party Transactions - to our Consolidated Financial Statements for a summary of our transactions with CBS in fiscal year 2019.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee during fiscal year 2019 has ever been an officer or employee of ours or any of our subsidiaries or had any relationship requiring disclosure under the SEC’s rules regarding related person transactions.

During fiscal year 2019, no Viacom executive officer served as a director or member of the compensation committee of any other registrant of which an executive officer served on our Board of Directors or Compensation Committee.

DIRECTOR INDEPENDENCE

Our Corporate Governance Guidelines (the “Guidelines”) provide that a majority of our directors must be independent of Viacom, as “independence” is defined in the NASDAQ listing standards and in the Guidelines.

NASDAQ Listing Standards

The NASDAQ listing standards provide six “bright-line” tests to determine independence. A Viacom director will not be independent if any of the following relationships exist:

•	the director is, or has been within the last three years, an employee of Viacom;

•	a family member of the director is, or has been within the last three years, an executive officer of Viacom;

•
the director has received, or a family member of the director has received, during any 12-month period within the last three years, more than $120,000 in compensation from Viacom, other than compensation for board or board committee service, compensation paid to a family member of the director who is an employee (other than an executive officer) of Viacom, or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•
the director is, or has a family member who is, a current partner of Viacom’s outside auditor, or was a partner or employee of Viacom’s outside auditor who worked on Viacom’s audit at any time during any of the past three years;

•
the director is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Viacom have served on the compensation committee of such other entity; or

•
the director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Viacom made, or from which Viacom received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in Viacom’s securities or payments under non-discretionary charitable contribution matching programs.

For this purpose, “family member” means the director’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in the director’s home.

If a director fails any of the six tests, the director must be found to be not independent. In addition, the NASDAQ listing standards provide that a director is not independent unless the Board affirmatively determines that the director has no relationship that would impair his or her independence, which we refer to as a “material relationship.”

Our Corporate Governance Guidelines

Our Guidelines provide categorical standards to assist the Board in determining what constitutes a “material relationship” with Viacom for purposes of the NASDAQ listing standards. These categorical standards are summarized below and can be found in their entirety in our Guidelines, which are posted in the “Investors/Corporate Governance” section of our website at www.viacom.com.

Under the categorical standards in our Guidelines, the following relationships are generally deemed not to be material:

•
the types of relationships identified by the NASDAQ listing standard’s bright-line tests, if they occurred more than five years ago (the Board will review any such relationship if it occurred more than three but less than five years ago);

•
a relationship whereby the director has received, or an immediate family member of the director has received for service as an executive officer, $120,000 or less in direct compensation from us during any 12-month period within the last three years; and

•	a relationship in which the director is an executive officer or employee, or an immediate family member of the director is an executive officer, of the following:

◦
a company that made payments to or received payments from us for property or services in an amount that, in any of the last three fiscal years, is less than 1% of that company’s annual consolidated gross revenues;

◦	a company that is either indebted to us or a creditor of ours in an amount that is less than 1% of that company’s total consolidated assets; and

◦	a tax-exempt organization that received contributions from us in the prior fiscal year in an amount less than the greater of $500,000 and 1% of that organization’s consolidated gross revenues.

For relationships that exceed these thresholds, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by the directors who are independent. In addition, the Guidelines state that, generally, the types of relationships not addressed by the NASDAQ listing standards or the categorical standards described in the Guidelines will not, by themselves, cause a director to be considered not independent. The Board may, after considering relevant facts and circumstances, determine that a director is not independent for any reason it deems appropriate.

Independence of Our Directors

When considering whether a director is independent, we believe it is important for our Board to have a range of information about the director so that it can make an informed independence determination. Our Governance and Nominating Committee and the full Board review information about:

•	the director’s employment;

•	any relationships required to be disclosed as related person transactions in this Annual Report on Form 10-K;

•	certain other relationships not required to be disclosed in this Annual Report on Form 10-K because they do not meet materiality thresholds;

•	any relationship of which we are aware between the director or a director’s family member and Viacom or any other Viacom director or executive officer (for example, overlapping directorships); and

•	other public company board and committee memberships and affiliations with not-for-profit organizations.

In addition, as discussed under “Related Person Transactions,” the Governance and Nominating Committee receives reports on all transactions between related persons and us, regardless of whether such transaction is determined to involve a material interest by a related person.

Since our 2019 Annual Meeting, seven of our nine directors, or 78%, have been independent.

In November 2019, the Board conducted a review of the independence of the director nominees and confirmed that seven of the nine nominees - Mses. Falcone Sorrell, McHale, Norville and Seligman, and Messrs. May, Nelson and Phillips - are independent. The only nominees who are not independent are Mr. Bakish, our President and Chief Executive Officer, and Ms. Redstone, President of NAI, our controlling stockholder.

With respect to specific companies with which we conduct business and an independent director is affiliated, the Governance and Nominating Committee and the Board considered that Ms. Norville is the anchor of Inside Edition, which is a program produced and distributed by CBS Television Distribution, a unit of CBS Corporation. The transactions between Viacom and CBS were negotiated on an arm’s length basis, and the Board determined that these transactions did not affect Ms. Norville’s independence.

Item 14. Principal Accounting Fees and Services.

SERVICES PROVIDED BY THE INDEPENDENT AUDITOR AND FEES PAID

Audit Committee Pre-Approval of Services Provided by PwC

All audit and non-audit services provided to us by PwC in fiscal year 2019 were pre-approved by either our full Audit Committee or the Chair of the Audit Committee. Under our pre-approval policies and procedures in effect during fiscal year 2019, the Audit Committee Chair was authorized to pre-approve the engagement of PwC to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services, up to a maximum amount of $200,000 per engagement, with the total amount of such authorizations outstanding that have not been reported to the Audit Committee not to exceed an aggregate of $750,000. The Audit Committee receives reports on the engagements approved by the Chair, if any, pursuant to this delegation.

PwC Fees

The following table presents the fees paid by Viacom and its subsidiaries for services rendered by PwC for the fiscal years ended September 30, 2019 and September 30, 2018.

	FY 2019	FY 2018
Audit Fees (1)	$11,198,000	$11,730,975
Audit-Related Fees (2)	$1,044,562	$495,050
Tax Fees (3)	$606,750	$1,544,479
All Other Fees (4)	$2,700	$663,942
Total	$12,852,012	$14,434,446

(1)
Represents audit fees billed for each of fiscal years 2019 and 2018, which reflect the integrated audit of our financial statements, statutory audits and services provided in connection with our debt offerings, comfort letters and SEC filings.

(2)	Represents audit-related fees billed in each of fiscal years 2019 and 2018, which are principally related to reviews of accounting consultations, compliance services and agreed upon procedures.

(3)	Represents tax fees billed in each of fiscal years 2019 and 2018, which are principally related to consulting and certain domestic and international tax compliance services.

(4)	Represents all other fees billed in each of fiscal years 2019 and 2018, which are principally related to advice with respect to the European Union’s General Data Protection Regulation.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements.
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the years ended September 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017
Consolidated Balance Sheets as of September 30, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2019, 2018 and 2017
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

Item 15(a)(2).
VIACOM INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning of period	Additions - expense and other	Deductions	End of period
Year Ended September 30, 2019(1):
Allowance for doubtful accounts	$45	$20	$(18)	$47
Deferred tax valuation allowance	$87	$37	$(10)	$114

Year Ended September 30, 2018:
Allowance for doubtful accounts	$49	$22	$(26)	$45
Sales returns and allowances	$79	$148	$(163)	$64
Deferred tax valuation allowance	$156	$5	$(74)	$87

Year Ended September 30, 2017:
Allowance for doubtful accounts	$44	$26	$(21)	$49
Sales returns and allowances	$93	$186	$(200)	$79
Deferred tax valuation allowance	$195	$19	$(58)	$156

(1) Pursuant to the adoption of ASC 606, sales returns and allowances were reclassified to Other Liabilities - current on the Consolidated Balance Sheet, which was previously presented as a reduction to Receivables, net.

Item 15(b).
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of August 13, 2019, by and between Viacom Inc. and CBS Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Viacom Inc. filed on August 19, 2019) (File No. 001-32686).

2.2
Amendment No. 1, dated as of October 16, 2019, by and between Viacom Inc. and CBS Corporation, to the Agreement and Plan of Merger, dated as of August 13, 2019, by and between Viacom Inc. and CBS Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 17, 2019) (File No. 001-32686).

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

4.5
Ninth Supplemental Indenture, dated as of December 12, 2011, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.875% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 12, 2011) (File No. 001-32686).

4.6
Tenth Supplemental Indenture, dated as of February 28, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.500% Senior Debenture due 2042 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed February 28, 2012) (File No. 001-32686).

4.7
Eleventh Supplemental Indenture, dated as of June 14, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.125% Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed June 14, 2012) (File No. 001-32686).

Exhibit No.	Description of Exhibit
4.8
Twelfth Supplemental Indenture, dated as of November 26, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed November 30, 2012) (File No. 001- 32686).

4.9
Thirteenth Supplemental Indenture, dated as of December 4, 2012, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.375% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 21, 2012) (File No. 001- 32686).

4.10
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

4.12
Sixteenth Supplemental Indenture, dated as of August 19, 2013, between Viacom Inc. and The Bank of New York Mellon, including Form of 4.250% Senior Notes due 2023 and 5.850% Senior Debentures due 2043 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed August 19, 2013) (File No. 001-32686).

4.13
Seventeenth Supplemental Indenture, dated as of March 11, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 3.875% Senior Notes due 2024 and 5.250% Senior Debentures due 2044 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed March 11, 2014) (File No. 001-32686).

4.14
Eighteenth Supplemental Indenture, dated as of December 10, 2014, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.750% Senior Notes due 2019 and 4.850% Senior Debentures due 2034 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed December 10, 2014) (File No. 001-32686).

4.15
Nineteenth Supplemental Indenture, dated as of October 4, 2016, between Viacom Inc. and The Bank of New York Mellon, including Form of 2.250% Senior Notes due 2022 and 3.450% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed October 4, 2016) (File No. 001-32686).

4.16
Twentieth Supplemental Indenture, dated as of February 28, 2017, between Viacom Inc. and The Bank of New York Mellon, including Form of 5.875% Junior Subordinated Debentures due 2057 and 6.250% Junior Subordinated Debentures due 2057 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom filed February 28, 2017) (File No. 001-32686).

4.17*	Description of Class A Common Stock and Class B Common Stock.
10.1
Amended and Restated Credit Agreement, dated as of February 11, 2019, among Viacom Inc., the subsidiaries of Viacom Inc. designated as borrowers from time to time thereunder, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Mizuho Bank, Ltd., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed May 10, 2019) (File No. 001-32686).

Exhibit No.	Description of Exhibit
10.2	Summary of Viacom Inc. Compensation for Outside Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 9, 2017) (File No. 001-32686).**
10.3
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014), and Amendment No.1 dated January 16, 2014 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (both File No. 001-32686).**

10.4
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015), as further amended and restated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Viacom Inc. filed August 4, 2016) (both File No. 001-32686).**

10.5
Viacom Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 30, 2014) (File No. 001-32686).**

10.6
Viacom Inc. Senior Executive Short-Term Incentive Plan, as amended and restated effective November 13, 2018 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Viacom Inc. filed November 16, 2018) (File No. 001-32686).**

10.7
Viacom Inc. 2006 Long-Term Management Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed April 16, 2010) (File No. 001-32686).**

10.8	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).**
10.8.1
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Stock Option Certificate (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.8.2
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Restricted Share Units Certificate (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.8.3
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 4, 2016) (File No. 001-32686).**

10.8.4
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 8, 2018) (File No. 001-32686).**

10.8.5
Viacom Inc. 2016 LTMIP: Form of Terms and Conditions to the Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 5, 2019) (File No. 001-32686).**

10.9
Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.10
Amendment, effective as of March 31, 2009, to Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
10.11
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.12
Amendments, effective as of April 1, 2009 and December 31, 2009, to Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.13
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. filed February 12, 2009) (File No. 001-32686).**

10.14
Amendment, effective as of December 31, 2009, to Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. filed November 12, 2010) (File No. 001-32686).**

10.15
Employment Agreement between Viacom Inc. and Robert Bakish, dated as of December 12, 2016, as supplemented by Letter Agreement between Viacom Inc. and Robert Bakish, dated as of December 12, 2016 (incorporated by reference to Exhibit 10.4 and Exhibit 10.5, respectively, to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 9, 2017) (File No. 001-32686).**

10.16
Employment Agreement between Viacom Inc. and Christa D’Alimonte, dated as of March 9, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 8, 2018) (File No. 001-32686).**

10.17
Employment Agreement between Viacom Inc. and Wade Davis, effective as of November 27, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686), as amended by Letter Agreement between Viacom Inc. and Wade Davis, dated as of November 1, 2018 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Viacom Inc. filed November 16, 2018) (File No. 001-32686).**

10.18
Employment Agreement between Viacom Inc. and DeDe Lea, effective as of November 14, 2016 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Viacom Inc. filed February 9, 2017) (File No. 001-32686).**

10.19
Employment Agreement between Viacom Inc. and Philippe P. Dauman, effective as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. filed January 29, 2015) (File No. 001-32686).**

10.20
Employment Agreement between Viacom Inc. and Thomas E. Dooley, as amended and restated as of May 27, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed August 5, 2010), as amended by Letter Agreement dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. filed April 28, 2016), and as further amended by Letter Agreement dated September 21, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed September 21, 2016) (File No. 001-32686).**

Exhibit No.	Description of Exhibit
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

10.22
Confidential Settlement and Release Agreement, effective as of August 18, 2016 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed August 23, 2016) (File No. 001- 32686).

10.23
Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of New Viacom Corp. filed December 21, 2005) (File No. 001-32686).

10.24
Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 5, 2006) (File No. 001-32686).

10.25
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed on August 19, 2019) (File No. 001-32686).

10.26
Governance Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed on August 19, 2019) (File No. 001-32686).

10.27
Employment Agreement, dated as of August 13, 2019, between Viacom Inc. and Robert M. Bakish (incorporated by reference to Exhibit 10.4 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.28
Letter Agreement, dated as of August 13, 2019, between Viacom Inc. and Robert M. Bakish (incorporated by reference to Exhibit 10.5 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.29
Employment Agreement, dated as of August 13, 2019, between Viacom Inc. and Christa A. D’Alimonte (incorporated by reference to Exhibit 10.9 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.30
Letter Agreement, dated as of August 13, 2019, between Viacom Inc. and Christa A. D’Alimonte (incorporated by reference to Exhibit 10.10 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.31
Employment Agreement, dated as of August 28, 2019, between Viacom Inc. and Julia Phelps (incorporated by reference to Exhibit 10.11 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.32
Letter Agreement, dated as of August 28, 2019, between Viacom Inc. and Julia Phelps (incorporated by reference to Exhibit 10.12 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.33
Employment Agreement, dated as of October 2, 2019, between Viacom Inc. and Doretha (DeDe) F. Lea (incorporated by reference to Exhibit 10.13 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

Exhibit No.	Description of Exhibit
10.34
Transaction Bonus and Non-Competition Agreement, dated as of August 3, 2019, between Viacom Inc. and Wade C. Davis (incorporated by reference to Exhibit 10.14 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238). **

10.35
Viacom Inc. Executive Retention Plan for Section 16 Officers (incorporated by reference to Exhibit 10.15 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

10.36
Form of Viacom Inc. Employment Agreement Amendment (incorporated by reference to Exhibit 10.16 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).**

21.1*	Subsidiaries of Viacom Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Viacom Inc.
24.1*	Powers of Attorney.
31.1*	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIACOM INC.

By:	/s/ Robert M. Bakish
Robert M. Bakish
President and Chief Executive Officer
Date: November 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer;	November 14, 2019
Robert M. Bakish	Director

/s/ Wade Davis	Executive Vice President,	November 14, 2019
Wade Davis	Chief Financial Officer

/s/ Katherine Gill-Charest	Senior Vice President, Controller and	November 14, 2019
Katherine Gill-Charest	Chief Accounting Officer

*	Chairman of the Board	November 14, 2019
Thomas J. May

*	Vice Chair of the Board	November 14, 2019
Shari Redstone

*	Director	November 14, 2019
Cristiana Falcone Sorrell

*	Director	November 14, 2019
Judith A. McHale

*	Director	November 14, 2019
Ronald L. Nelson

Signature	Title	Date

*	Director	November 14, 2019
Deborah Norville

*	Director	November 14, 2019
Charles E. Phillips, Jr.

*	Director	November 14, 2019
Nicole Seligman

*By:	/s/ Christa A. D’Alimonte	November 14, 2019
Christa A. D’Alimonte Attorney-in-Fact for the Directors